Form 10-Q
period 2009-06-30
Invesco Mortgage Capital Inc.
filed 2009-08-12
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-34385

INVESCO MORTGAGE CAPITAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-2749336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of Principal Executive Offices)	(Zip Code)

(404) 892-0896

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                                                                                                                           Large Accelerated filer ☐   Accelerated filer ☐

                       Non-Accelerated filer ☒   Smaller reporting company  ☐

                            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 12, 2009, there were 8,886,300 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2009 (unaudited), the period from June 5, 2008 (Date of Inception) to June 30, 2008 (unaudited) and the period from June 5, 2008 (Date of Inception) to June 30, 2009 (unaudited)	4

	Consolidated Statement of Shareholder’s Equity the period from June 5, 2008 (Date of Inception) to June 30, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows, for the six months ended June 30, 2009 (unaudited), and the period from June 5, 2008 (Date of Inception) to June 30, 2008 (unaudited), for the period from June 5, 2008 (Date of Inception) to June 30, 2009 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts
ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)
Unsettled purchased mortgage-backed securities, at fair value	183,710	—
Subscription receivable	170,000	—
Subscription receivable – related party	1,500	—
Cash	1	1
Accrued interest receivable	29	—
Deferred offering costs	2,414	978
Other assets	1,388	—
Total assets	359,042	979

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Payable for unsettled securities	184,333	—
Accounts payable and accrued expenses	2,629	—
Due to affiliate	1,327	1,000
Total liabilities	188,289	1,000

Shareholder’s equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	1	1
Accumulated other comprehensive loss	(594)	—
Common stock subscribed - 8,575,000 shares at $20 per share	171,500	—
Accumulated deficit during development stage	(154)	(22)
Total shareholder’s equity	170,753	(21)
Total liabilities and shareholder’s equity	359,042	979

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

$ in thousands	For the Three Months Ended June 30, 2009	Period from June 5, 2008 (Date of Inception) to June 30, 2008	For the Six Months Ended June 30, 2009	Period from June 5, 2008 (Date of Inception) to June 30, 2008	Period from June 5, 2008 (Date of Inception) to June 30, 2009
Revenues	—	—	—	—	—
Operating expenses	59	—	104	—	104
Organizational costs	25	—	28	—	50
Net loss	(84)	—	(132)	—	(154)

Net loss per share	NM	NM	NM	NM	NM

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the period June 5, 2008 (Date of Inception) to June 30, 2009

(Unaudited)

$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Common Stock Subscribed	Accumulated Deficit During Development Stage	Total
Balance at June 5,2008	—	—	—	—	—	—	—
Issuance of common stock	100	—	1	—	—	—	1
Net loss	—	—	—	—	—	(22)	(22)
Balance at December 31, 2008	100	—	1	—	—	(22)	(21)
Net loss	—	—	—	—	—	(132)	(132)
Unrealized loss on unsettled securities, net	—	—	—	(594)	—	—	(594)
Comprehensive loss	—	—	—	—	—	—	(726)
Common stock subscribed - 8,575,000 shares at $20 per share	—	—	—	—	171,500	—	171,500
Balance at June 30, 2009	100	—	1	(594)	171,500	(154)	170,753

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Six Months Ended June 30, 2009	Period from June 5, 2008 (Date of Inception) to June 30, 2008	Period from June 5, 2008 (Date of Inception) to June 30, 2009
Cash Flows from Operating Activities
Net loss	(132)	—	(154)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in deferred offering costs	(1,436)	—	(2,414)
Increase in other assets	(1,388)	—	(1,388)
Increase in due to affiliate	327	—	1,327
Increase in accounts payable and accrued expenses	2,629	—	2,629

Net cash provided by operating activities	—	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	1	1
Net cash provided by financing activities	—	1	1

Net change in cash	—	1	1
Cash, Beginning of Period	1	—	—

Cash, End of Period	1	1	1

Supplemental disclosure of non-cash investing and financing activities information:
Purchase of mortgage-backed securities, unsettled	(184,333)	—	(184,333)
Obligation to brokers incurred for purchase of mortgage-backed securities	184,333	—	184,333
	—	—	—

Common stock subscribed - 8,575,000 shares at $20 per share	171,500	—	171,500
Subscription receivable - 8,500,000 shares at $20 per share	(170,000)	—	(170,000)
Subscription receivable, related party - 75,000 shares at $20 per share	(1,500)	—	(1,500)
	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and June 30, 2009 (unaudited)

Note 1 - Organization and Business Operations

Invesco Mortgage Capital Inc., (formerly known as Invesco Agency Securities Inc., the “Company”), is a newly-formed Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and may include collateralized mortgage obligations (“CMOs”). The Company also invests in residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Institutional (N.A.), Inc. (the “Manager”), a registered investment adviser and an indirect wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a global investment management company. The Manager purchased 100 shares of the Company’s common stock at a price of $10.00 per share, to initially capitalize the Company. In June 2009, the Company formed two wholly-owned subsidiaries, IAS Operating Partnership LP (the “Operating Partnership”) and IAS Asset I LLC (“IAS I”).

The Company finances its Agency RMBS investments primarily through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. To the extent available, the Company may finance its Non-Agency RMBS and CMBS portfolio with financings under the Term Asset-Backed Securities Lending Facility (“TALF”). Under TALF, the Federal Reserve makes non-recourse loans to borrowers to fund purchases of asset-backed securities.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with the Company’s taxable year ending December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its shareholders annually.

Note 2 - Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. The interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto as of December 31, 2008 and for the period from June 5, 2008 (date of inception) to December 31, 2008 that are included in the Company’s Registration Statement on Form S-11, as originally filed on and declared effective on June 25, 2009 with the Securities and Exchange Commission (“SEC”). The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Operating Partnership and IAS I. All intercompany balances and transactions have been eliminated.

Development Stage Company

Through June 30, 2009, the Company complied with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reports by Development Stage Enterprises.” The Company incurred organizational, accounting and offering costs in connection with arranging the Company’s initial public offering (the “IPO”) of its common stock. The offering and other organization costs of the IPO, which were advanced by the Manager, were paid out of the proceeds of the offering.

Use of Estimates

The accounting and reporting policies of the Company conform with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments and interest income on mortgage-backed securities. Actual results may differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist of legal and other costs of approximately $2.4 million and $1.0 million incurred through June 30, 2009 and December 31, 2008, respectively, that are related to the IPO. These costs were charged to capital upon the completion of the IPO on July 1, 2009.

Repurchase Agreements

The Company finances its Agency RMBS investment portfolio through the use of repurchase agreements. Repurchase agreements will be treated as collateralized financing transactions and will be carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

In instances where the Company acquires Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS were purchased, the Company will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency RMBS as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”), FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS 140-3”), for gross presentation. The FASB issued FSP FAS 140-3 to address questions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. For assets representing available-for-sale investment securities, as in the Company’s case, any change in fair value is reported through consolidated other comprehensive income (loss) under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive income (loss) as realized losses.

FSP FAS 140-3 requires that all of the following criteria be met in order to continue the application of SFAS No. 140 as described above:

•	The initial transfer of and repurchase financing cannot be contractually contingent;
•	The repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;
•	The financial asset has an active market and the transfer is executed at market rates; and
•	The repurchase agreement and financial asset do not mature simultaneously.

If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, the Company will record the assets and the related financing on a gross basis on its balance sheet, and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet. The adoption of FSP FAS 140-3 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and requires, in certain circumstances, enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (levels 1, 2, and 3, as defined). Companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Additionally, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.

Securities

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), requires that at the time of purchase, the Company to designate a security as either held-to-maturity, available-for-sale, or trading depending on its ability and intent to hold such security to maturity. Trading and securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Although the Company generally intends to hold most of its RMBS and CMBS until maturity, the Company may, from time to time, sell any of its RMBS or CMBS as part of its overall management of its investment portfolio and as such will classify its RMBS and CMBS as available-for-sale securities.

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources when available, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) on April 1, 2009, amends the determination of other-than-temporary impairments for debt securities, but not for equity securities. For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities that the Company has the intent or for which it is more likely than not that the Company will need to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholder’s equity in other comprehensive income or loss with no change to the cost basis of the security.

Interest Income Recognition

Interest income on available-for-sale securities is recognized over the life of the investment using the effective interest method. Interest income on mortgage-backed securities is recognized using the effective interest method as described by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”), for securities of high credit quality and Emerging Issues Task Force No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” (“EITF 99-20”), for all other securities. Under SFAS 91 and EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the consolidated statement of operations.

The Company accounts for accretion of discounts or premiums on available-for-sale securities and real estate loans using the effective interest yield method. Such amounts are included as a component of interest income in the consolidated statement of operations.

Net Loss Per Share

In accordance with the provisions of SFAS 128, “Earnings per Share” (“SFAS 128”), the Company calculates basic income per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the periods from June 5, 2008 (date of inception) to June 30, 2008 and the three and six month periods ending June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Accounting for Derivative Financial Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps, interest rate caps and interest rate floors, as a means of mitigating its interest rate risk. The Company uses interest rate derivative financial instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income (loss) in consolidated shareholder’s equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with the Company’s taxable year ending December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends paid deduction of a REIT for qualifying dividends to the Company’s shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

Share-Based Compensation

The Company follows SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), with regard to its equity incentive equity plan. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards.

Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which became effective for the Company on December 31, 2008. FSP EITF 99-20-1 revises the impairment guidance provided by FSP EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20-1 requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly” (“FSP FAS 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 addresses the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirms the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the Company for the period ended June 30, 2009. The application of FSP FAS 157-4 did not result in a change in valuation techniques or related inputs used to obtain the fair value measurement of the Company’s assets that are carried at fair value in the balance sheet.

FSP FAS 107-1 and APB 28-1 was issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to the issuance of FSP FAS 107-1 and APB 28-1, fair values of these assets and liabilities were only disclosed once a year. FSP FAS 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 is intended to improve the consistency in the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS 115-2 and FAS 124-2, require increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009.

FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, and provide for early adoption for the interim and annual periods ending after March 15, 2009. The Company adopted all three FSPs for the interim period ending June 30, 2009.

The FASB issued FSP FAS 140-3 to address questions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. For assets representing available-for-sale investment securities, as in the Company’s case, any change in fair value is reported through consolidated other comprehensive income (loss) under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with the exception of impairment losses, which are recorded in the consolidated statement of operations and comprehensive income (loss) as realized losses.

FSP FAS 140-3 requires that all of the following criteria be met in order to continue the application of SFAS No. 140 as described above:

•	The initial transfer of and repurchase financing cannot be contractually contingent;
•	The repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;
•	The financial asset has an active market and the transfer is executed at market rates; and
•	The repurchase agreement and financial asset do not mature simultaneously.

If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, the Company will record the assets and the related financing on a gross basis on its balance sheet, and the corresponding interest income and interest expense in its statements of operations and comprehensive income (loss). Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet. The adoption of FSP FAS 140-3 did not have a material effect on the Company’s consolidated financial statements.

    In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and became applicable to the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

    In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company has made the required disclosures at Note 9, “Subsequent Events.”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and it is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity; and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and it is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the Codification when referring to GAAP in the Company’s Annual Report on Form 10-Q for the interim period ending September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

Note 3 - Financial Instruments

SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs – Quoted prices for identical instruments in active markets.

•

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values, on a recurring basis, of the Company’s RMBS and interest rate hedges based on the level of inputs are summarized below:

June 30, 2009
Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage backed securities	—	—	—	—

Unsettled purchased mortgage backed securities	—	183,710	—	183,710
Total	—	183,710	—	183,710

Note 4 - Mortgage-Backed Securities

All of the Company’s mortgage-backed securities are classified as available-for-sale and, as such, are reported at their fair value. The fair values of mortgage-backed securities are determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2009, all of the Company’s mortgage-backed securities values were based on third-party values. The following table presents certain information about the Company’s investment portfolio at June 30, 2009.

$ in thousands	Principal	Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	67,646	2,593	70,239	(140)	70,099	5.00%	3.67%
30 year fixed-rate	106,891	6,259	113,150	(495)	112,655	6.21%	4.47%
Non-Agency MBS	1,551	(636)	915	41	956	5.49%	19.71%
Total	176,088	8,216	184,304	(594)	183,710	5.74%	4.25%

_____________________

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions.

The components of the carrying value of the Company’s investment portfolio at June 30, 2009 are presented below.

$ in thousands	June 30, 2009
Principal balance	176,088
Unamortized premium	8,852
Unamortized discount	(636)
Gross unrealized gains	42
Gross unrealized losses	(636)
Carrying value/estimated fair value	183,710

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2009:

$ in thousands	June 30, 2009
Less than one year	—
Greater than one year and less than five years	139,938
Greater than or equal to five years	44,772
Total	183,710

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent and ability to hold the investment until the value recovers to cost. At June 30, 2009, the Company considered none of its investment securities to be other-than-temporarily impaired.

Note 5 - Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 1, 2009, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. The Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

Management Fee

The Company pays the Manager a management fee equal to 1.50% of the Company’s shareholder’s equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholder’s equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.

Shareholder’s equity, for purposes of calculating the management fee, could be greater or less than the amount of shareholder’s equity shown on the Company’s consolidated financial statements. The Company treats outstanding limited partner interests (not held by the Company) as outstanding shares of capital stock for purposes of calculating the management fee.

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement in respect to any equity investment the Company may decide to make in the U.S. Government’s Public-Private Investment Program (“PPIP”) managed by the Manager or any of its affiliates.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $43,000 and $327,000 for the three and six months ended June 30, 2009, respectively, of which $0 and $235,000 were capitalized to Deferred Offering Costs and the balance was expensed

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 6 - Securities Convertible into Shares of Common Stock

As of the completion of the Company’s IPO on July 1, 2009 (i) the limited partners of the Operating Partnership (excluding units of limited partnership interest (the “OP Units”) of the Operating Partnership owned by the Company) have the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP unit redeemed and (ii) the Company adopted an equity incentive plan which includes the ability of the Company to grant securities convertible to the Company’s common stock to the executive officers, independent directors and personnel of the Manager.

Note 7 - Registration Rights

The Company entered into a registration rights agreement with regard to the common stock and OP Units owned by the Manager and Invesco Investments (Bermuda) Ltd., respectively, upon completion of the Company’s IPO and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Pursuant to the registration rights agreement, the Company has granted to the Manager and Invesco Investments (Bermuda) Ltd., (i) unlimited demand registration rights to have the shares purchased by the Manager or granted to it in the future and the shares that the Company may issue upon redemption of the OP Units purchased by Invesco Investments (Bermuda) Ltd. registered for resale, and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement. The registration rights of the Manager and Invesco Investments (Bermuda) Ltd., with respect to the common stock and OP Units, respectively, that they purchased simultaneously with the Company’s IPO will only begin to apply on and after June 25, 2010.

Note 8 – Initial Public Offering and Subscriptions Receivable

On June 25, 2009, the Company entered into (i) a binding underwriting agreement with a group of underwriters to sell 8,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $170 million, and (ii) a share purchase agreement with the Manager to purchase 75,000 shares of the Company’s common stock at $20.00 per share or for an aggregate offering price of $1.5 million. Concurrently, Invesco Investments (Bermuda) Ltd. entered into a securities purchase agreement with the Operating Partnership to purchase 1,425,000 OP Units at $20.00 per unit for an aggregate offering price of $28.5 million. At June 30, 2009, the total subscriptions of $171.5 million are recorded as subscriptions receivable on the balance sheet under the captions “Subscription receivable” and “Subscription receivable – related party.”

The Company consummated its IPO and the related private placements on July 1, 2009, at which time the subscriptions receivable were paid in cash and the Company issued 8,575,000 shares of common stock at $20.00 per share and the Operating Partnership issued 1,425,000 OP Units at $20.00 per unit. Net proceeds to the Company were $195.0 million, net of issuance costs of approximately $13.5 million, of which costs of $8.5 million were borne and paid by the Manager.

On July 27, 2009, the Company issued an additional 311,200 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters, with proceeds to the Company of $6.1 million, net of issuance costs of approximately $404,000, of which cost, $311,200 was borne and paid by the Manager. The Company commenced operations on July 1, 2009 upon completion of its IPO.

In connection with the completion of the Company’s IPO on July 1, 2009, the Company contributed to the Operating Partnership the proceeds of the offerings in exchange for OP units. Substantially all of the Company’s operations are conducted through and all assets are held by the Operating Partnership and its subsidiaries. The Company, as the sole General Partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.

Note 9 - Subsequent Events

The Company has evaluated all subsequent events through August 12, 2009, which represents the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the SEC, to ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the consolidated financial statements. As of August 12, 2009, the date the financial statements were available to be issued, there were no subsequent events which required recognition or disclosure, except as detailed below.

Initial Public Offering

See Note 8.

The information listed below is not required under SFAS 165; however, the Company has included it to provide some insight into investment activity since its IPO.

Investment and Financing Activities

As of July 17, 2009, the Company had acquired an aggregate investment portfolio of $829.4 million, comprised of $711.9 million in Agency RMBS, $67.8 million in Non-Agency RMBS and $49.7 million in CMBS. The Company also has entered into repurchase agreements totaling $630.6 million, secured by $669.7 million in Agency RMBS, and $40.1 million in financing under TALF secured by $49.7 million in CMBS. At July 17, 2009, these repurchase agreements had a weighted average interest rate of 0.36% and the borrowings of $40.1 million under the TALF had a weighted average interest rate of 3.91%.

Derivative Financial Instruments

As of July 17, 2009, the Company had entered into two interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of the Company’s repurchase agreements. These swap agreements provide for fixed payments of interest indexed off of one-month London Interbank Offered Rate (“LIBOR”) and effectively fix the floating interest rates on $275 million of borrowings under the Company’s repurchase agreements.

The following table summarizes the Company’s hedging activity as of July 17, 2009:

Swap Transactions
Counterparty $ in thousands	Notional Amount	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	08/05/12	2.065%
SunTrust Bank	100,000	07/15/14	2.785%
Total/Weighted Average	275,000		2.327%

Equity Compensation Plan

See Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “report,” we refer to Invesco Mortgage Capital Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Institutional (N.A.), Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd., together with its consolidated subsidiaries (other than us), as “Invesco.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our registration statement on Form S-11, initially filed on June 16, 2008, and as subsequently amended, in connection with our recent initial public offering, which we refer to as our “IPO registration statement.”

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-11 (Commission File No. 333-151665), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Overview

We are a newly-formed Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities. We are externally managed and advised by our Manager, Invesco Institutional (N.A.), Inc., which is an indirect wholly-owned subsidiary of Invesco Ltd. or “Invesco.” We intend to elect and qualify to be taxed as a REIT commencing with our current taxable year ending December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to shareholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following securities:

•

“Agency RMBS,” which are residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or

the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	“Non-Agency RMBS,” which are RMBS that are not issued or guaranteed by a U.S. Government agency;

•	“CMBS,” which are commercial mortgage-backed securities; and

•	Residential and commercial mortgage loans.

We generally finance our Agency RMBS through repurchase agreement financing. In addition, to the extent available to us, we may seek to finance our investments in CMBS and Non-Agency RMBS with financings under the TALF or with private financing sources. If available, we may also finance our investments in certain CMBS and Non-Agency RMBS by contributing capital to one or more of the legacy securities public-private investment programs (“Legacy Securities PPIFs,”) that receive financing under the U.S. Government’s Public-Private Investment Program (“PPIP”) and our investments in certain legacy commercial and residential mortgage loans by contributing capital to one or more legacy loan public-private investment programs(“Legacy Loan PPIFs,”) that receive such funding or through private financing sources. Legacy Securities PPIFs and Legacy Loan PPIFs may be established and managed by our Manager or one of its affiliates or by unaffiliated third parties.

Recent Developments

On July 1, 2009, we successfully completed our initial public offering, or IPO, pursuant to which we sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for net proceeds of $165.0 million. Concurrent with our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager at a price of $20.00 per share. In addition, our Operating Partnership sold 1,425,000 units of limited partnership interest in our operating partnership to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per unit. The net proceeds to us from these private placements were $30.0 million. We did not pay any underwriting discounts or commissions in connection with the private placements.

On July 27, 2009, the underwriters in our IPO exercised their over-allotment option to purchase an additional 311,200 shares of our common stock at a price of $20.00 per share for net proceeds of $6.1 million. Collectively, we received net proceeds from our IPO and the related private placements of approximately $201.1 million.

Following our IPO, we have been actively working to deploy our IPO proceeds and to generally commence our operations, as described in our IPO registration statement. As of July 17, 2009, we had completed the following transactions:

•

We have invested the net proceeds from our IPO and private placements, as well as monies that we borrowed under repurchase agreements and TALF, to purchase a $829.4 million investment portfolio, which consisted of $711.9 million in Agency RMBS, $67.8 million in Non-Agency RMBS, and $49.7 million in CMBS;

•

We have entered into master repurchase agreements with twelve counterparties. As of July 17, 2009, we had borrowed $630.6 million under those master repurchase agreements at a weighted average rate of 0.36% to finance our purchases of Agency RMBS;

•

We entered into two interest rate swap agreements, for a notional amount of $275.0 million, designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements; and

•	We secured borrowings of $40.1 million under the TALF at a weighted average interest rate of 3.91%.

Factors Impacting Our Operating Results

See the caption “Risk Factors” in our registration statement on Form S-11 (Commission File No. 333-151665), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States have experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity. As a result, many lenders have tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms is generally unavailable. In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.

Investment Activities

We began investing the proceeds of our IPO and our private placements immediately following the pricing of our IPO and our related private placements. Our strategy is to invest approximately 50% of our equity in Non-Agency RMBS, approximately 10% in CMBS that we could finance under TALF and the remaining 40% of our equity is allocated to Agency RMBS. We focused on the Non-Agency RMBS assets at the top of the capital structure that provided attractive risk adjusted yields. We observed that spreads tightened on these securities after the Treasury announced the PPIP managers.

For our investments in Agency RMBS, we focused on securities we believed provided attractive returns when levered approximately 7 times with repurchase agreements. As of July 17, 2009, we had purchased approximately $268.7 million in 30 year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $280.9 million in 15 year fixed rate and approximately $162.3 million in hybrid ARMs we believed to have similar durations based on prepayment speeds.

Our investment in CMBS was limited to securities for which we could obtain financing under TALF. Our primary focus was on AAA rated securities issued in 2005. We observed spreads on these assets tightening significantly when the TALF auction was announced. As of July 17, 2009, we had purchased approximately $49.7 million in CMBS and financed the purchase with $40.1 million TALF loan.

Investment Activities

Investment Portfolio. The following table summarizes certain characteristics of our investment portfolio as of June 30, 2009:

$ in thousands	Principal	Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	67,646	2,593	70,239	(140)	70,099	5.00%	3.67%
30 year fixed-rate	106,891	6,259	113,150	(495)	112,655	6.21%	4.47%
Non-Agency MBS	1,551	(636)	915	41	956	5.49%	19.71%
Total	176,088	8,216	184,304	(594)	183,710	5.74%	4.25%

_____________________

(1) WAC is presented net of servicing and other fees.
(2) Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of June 30, 2009:

$ in thousands	June 30, 2009
Less than one year	—
Greater than one year and less than five years	139,938
Greater than or equal to five years	44,772
Total	183,710

        The following table presents certain information about the carrying value of our available for sale mortgage-backed securities at June 30, 2009:

$ in thousands	June 30, 2009
Principal balance	176,088
Unamortized premium	8,852
Unamortized discount	(636)
Gross unrealized gains	42
Gross unrealized losses	(636)
Carrying value/estimated fair value	183,710

Following the closing of our IPO, we completed a number of other investment activities. The following table summarizes certain characteristics of our investment portfolio as of July 17, 2009 to reflect the effect of those activities as of that date:

Mortgage-Backed Securities
$ in thousands	Principal	Premium (Discount)	Cost	Weighted Average Coupon(1)	Average Yield(2)

Agency RMBS:
15 year fixed-rate	270,730	10,166	280,896	4.84%	3.74%
30 year fixed-rate	251,735	16,981	268,716	6.45%	4.43%
Hybrid ARMs	155,038	7,258	162,296	4.93%	3.15%
Total Agency RMBS	677,503	34,405	711,908

Non-Agency RMBS	114,205	(46,388)	67,817	5.14%	18.17%

CMBS	52,402	(2,693)	49,709	4.89%	6.04%

Total/Average	844,110	(14,676)	829,434	5.40%	5.17%

_____________________

(1)	WAC is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions.

Financing and Other Liabilities. As of June 30, 2009, we were not a party to any repurchase agreements or other financial liabilities, except that we incurred deferred offering costs of $2.4 million. Deferred offering costs consist of legal and other costs that are related to the IPO and were charged to capital upon the completion of the IPO. Following the closing of our IPO, we entered into repurchase agreements to finance the majority of our Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. As of July 17, 2009, we had entered into repurchase agreements totaling $630.6 million. In addition, we funded our CMBS portfolio with $40.1 million under TALF. This loan is non-recourse and matures in June 2014.

Hedging Instruments. We generally intend to hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments (“mark-to-market losses”) would reduce our shareholder’s equity.

As of June 30, 2009, we had not engaged in any hedging activity. However, as of July 17, 2009, we had entered into two interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $275.0 million of borrowings under our repurchase agreements. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of July 17, 2009:

Swap Transactions
$ in thousands Counterparty	Notional Amount	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	08/05/12	2.065%
SunTrust Bank	100,000	07/15/14	2.785%
Total/Weighted Average	275,000		2.327%

Book Value per Share

As of June 30, 2009, our book value per common share was not meaningful.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page 7 of this report.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending June 30, 2009 and March 31, 2009:

	For the Three Months Ended
	June 30, 2009	March 31, 2009
$ in thousands	(unaudited)
Revenue	—	—
Expenses:
Operating Expenses	59	45
Organizational Costs	25	3
Net Loss	(84)	(48)

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and other general business needs. Our primary sources of funds for liquidity consists of the net proceeds from our IPO and the concurrent private placements, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities and/or equity or debt securities. We also have sought, and may continue to seek, to also finance our assets under, and may otherwise participate in, programs established by the U.S. Government.

We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

As of June 30, 2009, we were not a party to any repurchase agreements. However, as of July 17, 2009, we had entered into repurchase agreements with various counterparties for total borrowings of $630.6 million at a weighted average rate of 0.36% to finance our purchases of MBS. The following table presents certain information regarding our risk exposure on our repurchase agreements as of July 17, 2009:

$ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding
Credit Suisse	87,735	14%
Barclay's Bank	164,200	26%
Cantor Fitzgerald	44,800	7%
Deutche Bank	129,847	21%
Goldman Sachs	204,033	32%
Total	630,615	100%

As of July 17, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under all of our repurchase agreements was approximately 6% (weighted by borrowing amount). Across all of our repurchase facilities, the haircuts range from a low of 4% to a high of 6%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “Market Conditions,” the residential mortgage market in the United States has experienced difficult economic conditions including:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to news of potential security liquidations;

•	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and

•	significant disruption in financing of RMBS.

If these conditions persist, then our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

                As of July 24, 2009, we secured borrowings of $40.1 million under the TALF at a weighted average rate of 3.91%.

We generally seek to borrow (on a recourse basis) between three and seven times the amount of our shareholder’s equity.

Effects of Margin Requirements, Leverage and Credit Spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.

We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

Contractual Obligations

As of June 30, 2009, we had two contractual obligations. On June 25, 2009, the Company entered into (i) a binding underwriting agreement with a group of underwriters to sell 8,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $170 million, (ii) a share purchase agreement with the Manager to purchase 75,000 shares of the Company’s common stock at $20.00 per share or for an aggregate offering price of $1.5 million. Concurrently, Invesco Investments (Bermuda) Ltd. entered into a securities purchase agreement with the Operating Partnership to purchase 1,425,000 OP Units at $20.00 per OP Unit for an aggregate offering price of $28.5 million.

As of July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum, calculated and payable quarterly in arrears. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our shareholders in an amount equal to our net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary components of our market risk are related to interest rate, prepayment and market value. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically of limited duration and will be periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, interest rate caps and interest rate floors.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and interest rate hedging activities. Most of our repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread will vary depending on the type of underlying asset which collateralizes the financing. Accordingly, the portion of our portfolio which consists of floating interest rate assets are match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets are not match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities.

Hedging techniques are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change materially. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change materially. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on us.

Prepayment Risk

As we receive prepayments of principal on our investments, premiums paid on these investments are amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

Extension Risk

We compute the projected weighted-average life of our investments based upon assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related target asset.

However, if prepayment rates decrease in a rising interest rate environment, then the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed.

This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of the Manager based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	1.5%	-3.6%
+0.50%	0.85%	-1.5%
-0.50%	-1.0%	1.1%
-1.00%	-1.7%	1.7%

Real Estate Risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Credit Risk

We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the Non-Agency RMBS and CMBS that we hold. We seek to manage this risk through our pre-acquisition due diligence process and through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are subject to the non-recourse financing. In addition, with respect to any particular asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Risk Management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•

using hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of our target assets and our borrowings; and

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our target assets and the interest rate indices and adjustment periods of our financings.

ITEM 4T.	CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2009, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)4 on June 29, 2009 with the SEC in connection with our IPO.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 25, 2009, the SEC declared effective our IPO registration statement (File No. 333-151665), pursuant to which we registered 8,500,000 shares of our common stock. On July 1, 2009, we consummated our IPO and sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for an aggregate offering price of $170.0 million. In connection with the IPO, $11.0 million in underwriting discounts and commissions were paid, of which our Manager paid $8.5 million and we have paid $2.6 million. We received net proceeds from our IPO of approximately $165.0 million, after deducting the underwriting discounts and commissions payable by us and the offering expenses of approximately $5.0 million. On July 27, 2009, our IPO underwriters exercised their over-allotment option in connection with our IPO and purchased an additional 311,200 shares of our common stock at a price of $20.00 per share, resulting in additional net proceeds to us of $6.1 million, after deducting the underwriting discounts and commissions paid by us of approximately $93,000, and $311,200 paid by our Manager directly to our IPO underwriters. Our IPO is now complete.

The IPO was underwritten by Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, acting as the representatives of Barclays Capital Inc., Keefe, Bruyette & Woods, Inc., Stifel, Nicolaus & Company, Incorporated, Jackson Securities, LLC, Muriel Siebert & Co., Inc., and the Williams Capital Group, L.P.

On July 1, 2009, concurrent with the consummation of our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager, at a price of $20.00 per share. In addition, our Operating Partnership sold 1,425,000 OP Units to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per OP Unit. The aggregate proceeds from these private offerings were $30.0 million. We did not pay any underwriting discounts or commissions in connection with these private placements. In conducting these private placements, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

We invested the net proceeds of the IPO and the private placements as described in this report under the caption “Investment Activities.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc.
3.2

Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 18, 2009 (“Pre-Effective Amendment No. 8”).

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.1

Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Institutional (N.A.), Inc. and Invesco Investments (Bermuda) Ltd.

10.2	Management Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, IAS Asset I LLC, and Invesco Institutional (N.A.), Inc.
10.3	First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP.
10.4	2009 Equity Incentive Plan of Invesco Mortgage Capital Inc.
10.5	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 8.
10.6	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 8.
10.7	Private Placement Purchase Agreement, dated as of July 1, 2009, between Invesco Mortgage Capital Inc. and Invesco Institutional (N.A.), Inc.
10.8	Private Placement Purchase Agreement, dated as of July 1, 2009, between IAS Operating Partnership L.P. and Invesco Investments (Bermuda) Ltd.
31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 12, 2009                                                                             By: /s/ Richard J. King

Richard J. King
President and Chief Executive Officer

August 12, 2009                                                                              By: /s/ Donald R. Ramon

Donald R. Ramon Chief Financial Officer