Form 10-Q
period 2009-09-30
Invesco Mortgage Capital Inc.
filed 2009-11-09
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

___________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

               As of November 9, 2009, there were 8,886,300 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from June 5, 2008 (Date of Inception) to September 30, 2008	2

	Unaudited Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2009	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and the period from June 5, 2008 (Date of Inception) to September 30, 2008	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	36

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
Mortgage-backed securities, at fair value	881,938	—
Cash	5,691	1
Restricted cash	9,158	—
Receivable for unsettled securities	4,128	—
Accrued interest receivable	3,893	—
Prepaid insurance	1,034	—
Deferred offering costs	—	978
Other assets	254	—
Total assets	906,096	979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	614,962	—
TALF financing	64,807	—
Derivative liability, at fair value	5,513	—
Payable for investment securities purchased	1,625	—
Accrued interest payable	541
Accounts payable and accrued expenses	1,373	—
Due to affiliate	1,755	1,000
Total liabilities	690,576	1,000

Invesco Mortgage Capital Inc. Shareholders’ equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 8,886,300 shares issued and outstanding	89	—
Additional paid in capital	172,519	1
Accumulated other comprehensive income	6,369	—
Retained earnings (accumulated deficit)	6,049	(22)
Total Invesco Mortgage Capital Inc. shareholders’ equity	185,026	(21)

Non-controlling interest	30,494	—
Total equity	215,520	(21)

Total liabilities and shareholders’ equity	906,096	979

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

$ in thousands, except per share data	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	Period from June 5, 2008 (Date of Inception) to September 30, 2008
Revenues
Interest income	10,983	—	10,983	—
Interest expense	2,070	—	2,070	—
Net interest income	8,913	—	8,913	—

Other income (loss) Unrealized loss on interest rate swaps	(13)	—	(13)	—
Total other income (loss)	(13)	—	(13)	—

Expenses
Management fee – related party	753	—	753	—
General and administrative	245	10	349	10
Insurance	354	—	369	—
Professional fees	375	—	388	—
Total expenses	1,727	10	1,859	10
Net income (loss)	7,173	(10)	7,041	(10)

Net income (loss) attributable to non-controlling interest	970	—	970	—
Net income (loss) attributable to Invesco Mortgage Capital Inc. common shareholders	6,203	(10)	6,071	(10)
Earnings per share:
Net income attributable to Invesco Mortgage Capital Inc. common shareholders (basic/diluted)	0.70	—	NM	—
Weighted average number of shares of common stock:
Basic	8,886	—	NM	—
Diluted	10,311	—	NM	—

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2009

(Unaudited)

Invesco Mortgage Capital Inc.
$ in thousands, except per share amounts	Common Stock		Additional Paid in	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Non-Controlling Interest	Comprehensive Income (Loss)
	Shares Amount		Capital
Balance at January 1, 2009	100	—	1	—	(22)	(21)	—	(22)
Net income	—	—	—	—	6,071	6,071	970	7,041
Comprehensive income (loss)
Change in net unrealized gains and losses on available for sale securities	—	—	—	11,109	—	11,109	1,781	12,890
Change in net unrealized gains and losses on derivatives	—	—	—	(4,740)	—	(4,740)	(760)	(5,500)
Total comprehensive income (loss)								14,431
Net proceeds from common stock, net of offering costs	8,886,200	89	172,502	—	—	172,591	—
Proceeds from private placement of OP units							28,500
Amortization of equity-based compensation	—	—	16	—	—	16	3
Balance at September 30, 2009	8,886,300	89	172,519	6,369	6,049	185,026	30,494

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Nine Months Ended September 30, 2009	Period from June 5, 2008 (Date of Inception) to September 30, 2008
Cash Flows from Operating Activities
Net income	7,041	(10)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	(609)	—
Unrealized loss on derivatives	13	—
Amortization of equity-based compensation	19	—
Changes in operating assets and liabilities
Increase in accrued interest	(3,893)	—
(Increase) decrease in prepaid insurance	(1,034)	—
Increase in other assets	(254)	(711)
Increase in accrued interest payable	541	—
Increase in due to affiliate	761	721
Increase (decrease) in accounts payable and accrued expenses	496	—

Net cash provided by operating activities	3,081	—

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(897,925)	—
Principal payments of mortgage-backed securities	26,982	—
Net cash used in investing activities	(870,943)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	174,441	1
Restricted cash	(9,158)	—
Proceeds from private placement of OP units	28,500	—
Proceeds from repurchase agreements	1,981,153	—
Principal repayments of repurchase agreements	(1,366,191)	—
Proceeds from TALF financing	64,837	—
Principal payments of TALF financing	(30)	—
Net cash provided by financing activities	873,552	1

Net change in cash	5,690	1
Cash, Beginning of Period	1	—

Cash, End of Period	5,691	1
Supplement disclosure of cash flow information
Interest paid	1,529	—

Non-cash investing and financing activities information
Net change in unrealized gain (loss) on available-for-sale securities and derivatives	7,390	—

Purchase of mortgage-backed securities, unsettled	2,503	—
Obligation to brokers incurred for purchase of mortgage-backed securities	(2,503)	—
	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Organization and Business Operations

Invesco Mortgage Capital Inc., (formerly known as Invesco Agency Securities Inc., the “Company”), is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and may include collateralized mortgage obligations (“CMOs”). The Company also invests in residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Institutional (N.A.), Inc. (the “Manager”), a registered investment adviser and an indirect wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a global investment management company.

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) and as its sole general partner. As of September 30, 2009, the Company owned 86.2% of the Operating Partnership and Invesco Investments (Bermuda) Ltd. owned the remaining 13.8%.

The Company finances its Agency RMBS and Non-Agency RMBS investments primarily through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company finances its CMBS portfolio with financings under the Term Asset-Backed Securities Lending Facility (“TALF”). The Company may finance its investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in a public-private investment fund (“PPIF”) managed by the Company’s Manager.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. The interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto as of December 31, 2008 and for the period from June 5, 2008 (date of inception) to December 31, 2008 that are included in the Company’s Registration Statement on Form S-11, as originally filed on and declared effective by the Securities and Exchange Commission (the “SEC”) on June 25, 2009. The results of operations for the interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other future period.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (FASB Statement No. 168). FASB Statement No. 168 replaces the existing hierarchy of U.S. Generally Accepted Accounting Principles with the FASB Accounting Standards Codification TM (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff.

FASB Statement No. 168 is now encompassed in ASC Topic 105, “Generally Accepted Accounting Principles,” and was effective July 1, 2009. The Company has replaced references to U.S. Generally Accepted Accounting Principles with ASC references, where applicable and relevant, in this Quarterly Report on Form 10-Q (the “Report”).

The Company will no longer refer to the specific location of applicable accounting guidance in the Codification as had been past practice under pre-Codification GAAP, unless its use is necessary to clarify transitional issues.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Development Stage Company

Through June 30, 2009, the Company complied with the reporting requirements for development stage enterprises. The Company incurred organizational, accounting and offering costs in connection with the Company’s initial public offering (the “IPO”) of its common stock. The offering and other organization costs of the IPO, which were advanced by the Manager, were paid out of the proceeds of the IPO on July 1, 2009, at which time the Company ceased reporting as a development stage company.

Use of Estimates

The accounting and reporting policies of the Company conform to GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments and interest income on mortgage-backed securities (“MBS”). Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2009, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

Deferred Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist of legal and other costs of approximately $1.0 million incurred through December 31, 2008 that are related to the IPO. These costs plus additional costs of approximately $1.4 million incurred through June 30, 2009 were charged to capital upon the completion of the IPO on July 1, 2009.

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s IPO are reflected as a reduction of additional paid-in-capital.

Repurchase Agreements

The Company finances its Agency RMBS and Non-Agency RMBS investment portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

In instances where the Company acquires Agency RMBS or Non-Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS or Non-Agency RMBS were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase Agency RMBS or Non-Agency RMBS as a derivative instrument if the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty as follows:

•	the initial transfer of and repurchase financing cannot be contractually contingent;
•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;
•	the financial asset has an active market and the transfer is executed at market rates; and
•	the repurchase agreement and financial asset do not mature simultaneously.

For assets representing available-for-sale investment securities, which is the case with respect to the Company’s portfolio of investments, any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its balance sheet, and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and Non-Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet.

Fair Value Measurements

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2, and 3, as defined). In accordance with GAAP, the Company is required to provide enhanced disclosures regarding instruments in the level 3 category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.

Additionally, GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

Securities

The Company designates securities as held-to-maturity, available-for-sale, or trading depending on its ability and intent to hold such securities to maturity. Trading and securities, available-for-sale, are reported at fair value, while securities held-to-maturity are reported at amortized cost. Although the Company generally intends to hold most of its RMBS and CMBS until maturity, the Company may, from time to time, sell any of its RMBS or CMBS as part of its overall management of its investment portfolio and as such will classify its RMBS and CMBS as available-for-sale securities.

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery, in fair value of the security, and (iii) the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities that the Company has the intent or for which it is more likely than not that the Company will need to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.

Interest Income Recognition

Interest income on available-for-sale MBS, which includes accretion of discounts and amortization of premiums on such MBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the consolidated statement of operations.

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the period from June 5, 2008 (date of inception) to September 30, 2008, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Comprehensive Income

Comprehensive income is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivatives accounted for as cash flow hedges.

Accounting for Derivative Financial Instruments

GAAP provides disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. GAAP requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under GAAP.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with the Company’s taxable year ending December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

A REIT’s dividend paid deduction for qualifying dividends to the Company’s shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its shareholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. The Company has no adjustments regarding its tax accounting treatment of any uncertainties. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which will be included in general and administrative expense.

Share-Based Compensation

The Company follows GAAP with regard to its equity incentive plan. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. GAAP requires that compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant.

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate its officers’ under this plan pursuant to the management agreement.

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which became effective for the Company on December 31, 2008. FSP EITF 99-20-1, which is now encompassed in ASC 325, “Investments – Other,” revises the impairment guidance provided by FSP EITF 99-20 for beneficial interests to make it consistent with the requirements of FASB Statement No. 115 (now encompassed in ASC 320, “Investments – Debt and Equity Securities”) for determining whether an impairment of other debt and equity securities is other-than-temporary. FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20-1 requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the holder’s estimated cash flows. FSP 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly” (“FSP FAS 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. All three FSPs are now encompassed in ASC 820.

FSP FAS 157-4 addresses the measurement of fair value of financial assets when there is no active market or where the price inputs being used could be indicative of distressed sales. FSP FAS 157-4 reaffirms the definition of fair value already reflected in FASB Statement No. 157, which is the price that would be paid to sell an asset in an orderly transaction (as opposed to a distressed or forced transaction) at the measurement date under current market conditions. FSP FAS 157-4 also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 became effective for the Company for the period ended September 30, 2009. The application of FSP FAS 157-4 did not result in a change in valuation techniques or related inputs used to obtain the fair value measurement of the Company’s assets that are carried at fair value in the balance sheet.

FSP FAS 107-1 and APB 28-1 were issued to improve the fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to the issuance of FSP FAS 107-1 and APB 28-1, fair values of these assets and liabilities were only disclosed once a year. FSP FAS 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

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

The FASB issued FSP FAS 140-3, which is now encompassed in ASC 860. In instances where the Company acquires Agency RMBS or Non-Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS or Non-Agency RMBS were purchased, the Company will account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency RMBS as a derivative instrument if the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty as follows:

•	the initial transfer of and repurchase financing cannot be contractually contingent;
•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;
•	the financial asset has an active market and the transfer is executed at market rates; and
•	the repurchase agreement and financial asset do not mature simultaneously.

For assets representing available-for-sale investment securities, as in the Company’s case, any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

If the transaction complies with the criteria for gross presentation, the Company will record the assets and the related financing on a gross basis on its balance sheet, and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company will record the cash portion of its investment in Agency RMBS and Non-Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”), now encompassed in ASC 815. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and became applicable to the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements, but did require additional disclosures in Note 5, “Derivatives and Hedging Activities.”

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which is now encompassed in ASC 855, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company has made the required disclosures at Note 13, “Subsequent Events.”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The amendments include: (i) the elimination of the exemption for qualifying special purpose entities; (ii) a new approach for determining who should consolidate a variable-interest entity; and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB issued SFAS No. 168, which established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification when referring to GAAP in the Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

Note 3 - Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2009, all of the Company’s MBS values were based on third-party values. The following table presents certain information about the Company’s investment portfolio at September 30, 2009.

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	264,787	9,653	274,440	2,786	277,226	4.83%	3.77%
30 year fixed-rate	221,764	14,732	236,496	634	237,130	6.43%	4.46%
ARM	10,335	233	10,568	(276)	10,292	2.72%	2.34%
Hybrid ARM	138,771	6,628	145,399	85	145,484	5.08%	4.08%
Total Agency	635,657	31,246	666,903	3,229	670,132	5.41%	4.06%

MBS - CMO	22,313	1,116	23,429	620	24,049	6.50%	4.23%
Non-Agency MBS	159,200	(63,129)	96,071	8,314	104,385	4.34%	18.45%
CMBS	87,272	(4,627)	82,645	727	83,372	5.13%	6.24%
Total	904,442	(35,394)	869,048	12,890	881,938	5.22%	5.86%

_____________________

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at September 30, 2009 are presented below.

$ in thousands	September 30, 2009
Principal balance	904,442
Unamortized premium	32,362
Unamortized discount	(67,756)
Gross unrealized gains	14,669
Gross unrealized losses	(1,779)
Carrying value/estimated fair value	881,938

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of September 30, 2009:

$ in thousands	September 30, 2009
Less than one year	—
Greater than one year and less than five years	538,405
Greater than or equal to five years	343,533
Total	881,938

              The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that is that it more likely the security and can hold until recovery of its cost basis. At September 30, 2009, the Company considered none of its investment securities to be other-than-temporarily impaired. All securities that have unrealized losses have been in an unrealized loss position for less than twelve months.

Note 4 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and reinvest every thirty days and have a weighted average aggregate interest rate of 0.34% at September 30, 2009. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2009:

$ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse	84,786	14%	87,658
Barclay's Bank	161,927	26%	172,277
RBS Securities	43,179	7%	45,984
Deutche Bank	122,639	20%	132,249
Goldman Sachs	202,431	33%	212,852
Total	614,962	100%	651,020

TALF Financing

Under the TALF, the Federal Reserve makes non-recourse loans to borrowers to fund purchases of asset-backed securities. The Company has secured borrowings of $64.8 million under the TALF at a weighted average interest rate of 3.87% at September 30, 2009. The TALF loans are non-recourse. However they are secured by $83.4 million of CMBS, and mature in July and August 2014.

At September 30, 2009, the TALF financing agreements had the following remaining maturities:

$ in thousands	September 30, 2009
2010	—
2011	—
2012	—
2013	—
2014	64,807
Thereafter	—
Total	64,807

Note 5 - Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its investments, debt funding, and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a monthly basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recorded $13,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $6.5 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 65 months.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional Amount - in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Total/Weighted Average	375,000		2.58%

At September 30, 2009, the Company’s counterparties hold approximately $9.2 million of cash margin as collateral against its swap contracts.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2009 and December 31, 2008.

$ in thousands

Asset Derivatives				Liability Derivatives
As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	5,513	Interest rate swap liability	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2009.

$ in thousands

Derivative type for cash flow Hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	6,672	Interest Expense	1,172	Other Expense	13

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

        The Company has an agreement with one of its derivative counterparties that contains a provision where if the Company’s net asset value declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations. The Company also has an agreement with one of its derivative counterparties that contains a provision where if the Company’s shareholders’ equity declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations.

The Company has an agreement with one of its derivative counterparties that contain a provision where if the Company fails to maintain a minimum shareholders’ equity or market value of $100 million, then the Company could be declared in default on its derivative obligations.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $9.2 million. If the Company had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value.

Note 6 - Financial Instruments

GAAP defines fair value, provides a consistent framework for measuring fair value under GAAP and ASC 820 expands fair value financial statement disclosure requirements. ASC 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values, on a recurring basis, of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	September 30, 2009
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities	—	881,938	—	881,938
Total	—	881,938	—	881,938
Liabilities
Derivatives	—	5,513	—	5,513
Total	—	5,513	—	5,513

The fair value of the TALF debt is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At September 30, 2009 the TALF debt had a fair value of $65.6 million and a carrying value of $64.8 million.

Note 7 - Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 1, 2009, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

Management Fee

The Company pays the Manager a management fee equal to 1.50% of the Company’s shareholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.

Shareholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of shareholders’ equity shown on the Company’s consolidated financial statements. The Company treats outstanding limited partner interests (not held by the Company) as outstanding shares of capital stock for purposes of calculating the management fee.

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement in respect to any equity investment the Company may decide to make in the U.S. Government’s PPIP managed by the Manager or any of its affiliates.

The Company incurred management fees, payable to the Manager, of approximately $753,000 for the three and nine months ended September 30, 2009.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $657,000 and $983,000 for the three and nine months ended September 30, 2009, respectively, of which approximately $50,000 was capitalized in other assets, approximately $210,000 and $301,000 expensed for the three and nine month ended September 30, 2009, respectively and approximately $397,000 and $632,000 was charged against equity as a cost of raising capital. As of September 30, 2009, the Company owed the Manager approximately $1,755,000, which includes unpaid management fees of approximately $753,000.

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Invesco Mortgage Recovery Feeder Fund, L.P.

The Company intends to invest in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by our Manager. The Company has committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P. managed the Company’s Manager, and may seek additional investments in this or a similar PPIF managed by Company’s Manager. As of September 30, 2009, the Company has not funded any of the commitment.

Note 8 - Securities Convertible into Shares of Common Stock

As of the completion of the Company’s IPO on July 1, 2009, (i) the limited partners who hold OP Units of the Operating Partnership have the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed, and (ii) the Company adopted an equity incentive plan which includes the ability of the Company to grant securities convertible to the Company’s common stock to the executive officers, independent directors and personnel of the Manager.

Note 9 - Registration Rights

The Company entered into a registration rights agreement with regard to the common stock and OP Units owned by the Manager and Invesco Investments (Bermuda) Ltd., respectively, upon completion of the Company’s IPO and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Pursuant to the registration rights agreement, the Company has granted to the Manager and Invesco Investments (Bermuda) Ltd., (i) unlimited demand registration rights to have the shares purchased by the Manager or granted to it in the future and the shares that the Company may issue upon redemption of the OP Units purchased by Invesco Investments (Bermuda) Ltd. registered for resale, and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement. The registration rights of the Manager and Invesco Investments (Bermuda) Ltd., with respect to the common stock and OP Units that they purchased simultaneously with the Company’s IPO, will only begin to apply on and after June 25, 2010.

Note 10 – Initial Public Offering

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

The Company consummated its IPO and the related private placements on July 1, 2009, at which time the subscriptions were paid in cash and the Company issued 8,575,000 shares of common stock at $20.00 per share and the Operating Partnership issued 1,425,000 OP Units at $20.00 per unit. Net proceeds to the Company were $195.0 million, net of issuance costs of approximately $13.6 million, of which costs of $8.5 million were borne and paid by the Manager.

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

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. The Company has recognized share-based compensation expense of approximately $19,000 for the three and nine months ended September 30, 2009 and 2008 relate to this equity incentive plan.

11 – Earnings per Share

Earnings per share for the three months ended September 30, 2009 is computed as follows:

$ in thousands	Three Months Ended September 30, 2009
Numerator (Income)
Basic Earnings
Net income available to common shareholders	6,203
Effect of dilutive securities:
Income allocated to non-controlling interest	970
Dilutive net income available to shareholders	7,173

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	8,886
Effect of dilutive securities:
OP Units	1,425
Dilutive Shares	10,311

12 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2009, non-controlling interest related to the aggregate limited partnership units of 1,425,000, represented a 13.82% interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2009 was approximately $970,000.

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Report with the SEC, to reasonably ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the consolidated financial statements. As of November 9, 2009, the date the financial statements were available to be issued, there were no subsequent events which required recognition or disclosure, except as detailed below.

Dividends

On October 13, 2009, the Company declared a dividend of $0.61 per share of common stock. The dividends will be paid on November 12, 2009 to shareholders of record as of the close of business on October 23, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Institutional (N.A.), Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd., together with its consolidated subsidiaries (other than us), as “Invesco.”

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO registration statement (Commission File No. 333-151665), which is available on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Overview

We are a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities. We are externally managed and advised by our Manager, Invesco Institutional (N.A.), Inc., which is an indirect wholly-owned subsidiary of Invesco Ltd. or “Invesco.” We intend to elect and qualify to be taxed as a REIT commencing with our current taxable year ending December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to shareholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Our objective is to provide attractive risk adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following securities:

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

We generally finance our Agency RMBS and Non-Agency RMBS through repurchase agreement financing. In addition, we finance our investments in CMBS with financings under the Term Asset-Backed Securities Lending Facility (“TALF”) or with private financing sources. We also finance our investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a public-private investment fund (“PPIF”) managed by our Manager. On September 30, 2009, our Manager’s PPIF qualified to obtain financing under the legacy securities program under the U.S. Government’s Public-Private Investment Program, (“PPIP”) to fund its PPIF.

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

Following our IPO, we have been actively working to deploy our IPO proceeds and to generally commence our operations, as described in our IPO registration statement. As of September 30, 2009, we had completed the following transactions:

•

We have invested the net proceeds from our IPO and private placements, as well as monies that we borrowed under repurchase agreements and TALF, to purchase a $881.9 million investment portfolio, which consisted of $694.1 million in Agency RMBS, $104.4 million in Non-Agency RMBS, and $83.4 million in CMBS;

•

We have entered into master repurchase agreements. As of September 30, 2009, we had borrowed $615.0 million under those master repurchase agreements at a weighted average rate of 0.34% to finance our purchases of Agency RMBS and Non-Agency RMBS;

•

We entered into three interest rate swap agreements, for a notional amount of $375.0 million, designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements;

•	We secured borrowings of $64.8 million under the TALF at a weighted average interest rate of 3.87%; and

•	We committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P., managed by our Manager.

Factors Impacting Our Operating Results

See the caption “Risk Factors” in our IPO registration statement, which is available on the SEC’s website at www.sec.gov.

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States have experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity. As a result, many lenders have tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms is generally unavailable. In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish TARP, the enactment of the Housing and Economic Recovery Act of 2008, which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the TALF and the PPIP. We have elected to participate in programs established by the U.S. Government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions.

Investment Activities

As of September 30, 2009, we invested the proceeds of our IPO and private placements in the following assets: 78.7% Agency RMBS, 11.8% non-Agency RMBS and 9.5% CMBS. In addition, we made a commitment to invest $25.0 million in a PPIF managed by Invesco. As of September 30, 2009, we have not funded any of the commitment. We plan to leverage our investments in Agency RMBS approximately 6 to 8 times and our Non-Agency RMBS approximately 0 to 2 times with repurchase agreements. For our investments in CMBS, we plan to use financing available under the TALF with an approximate leverage of 3 to 5 times. In addition we may use other financing including PPIFs and private financing.

For our investments in Agency RMBS, we focused on securities we believe provided attractive returns when levered approximately 6 to 8 times with repurchase agreements. As of September 30, 2009, we had purchased approximately $237.1 million in 30 year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $277.2 million in 15 year fixed rate and approximately $145.5 million in hybrid ARMs we believed to have similar durations based on prepayment speeds.

For our investments in Non-Agency RMBS, we focused on securities we believed provided unlevered attractive returns. As of September 30, 2009, we had purchased approximately $104.4 million Non-Agency RMBS.

Our investment in CMBS was limited to securities for which we could obtain financing under the TALF. Our primary focus was on AAA rated securities issued in 2005. We observed spreads on these assets tightening significantly when the TALF auction was announced. As of September 30, 2009, we had purchased approximately $83.4 million in CMBS and financed the purchase with a $64.8 million TALF loan.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of September 30, 2009:

$ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	264,787	9,653	274,440	2,786	277,226	4.83%	3.77%
30 year fixed-rate	221,764	14,732	236,496	634	237,130	6.43%	4.46%
ARM	10,335	233	10,568	(276)	10,292	2.72%	2.34%
Hybrid ARM	138,771	6,628	145,399	85	145,484	5.08%	4.08%
Total Agency	635,657	31,246	666,903	3,229	670,132	5.41%	4.06%

MBS-CMO	22,313	1,116	23,429	620	24,049	6.50%	4.23%
Non-Agency MBS	159,200	(63,129)	96,071	8,314	104,385	4.34%	18.45%
CMBS	87,272	(4,627)	82,645	727	83,372	5.13%	6.24%
Total	904,442	(35,394)	869,048	12,890	881,938	5.22%	5.86%

_____________________

(1) WAC is presented net of servicing and other fees.
(2) Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of September 30, 2009:

$ in thousands	September 30, 2009
Less than one year	—
Greater than one year and less than five years	538,405
Greater than or equal to five years	343,533
Total	881,938

The following table presents certain information about the carrying value of our available for sale MBS at September 30, 2009:

$ in thousands	September 30, 2009
Principal balance	904,442
Unamortized premium	32,362
Unamortized discount	(67,756)
Gross unrealized gains	14,669
Gross unrealized losses	(1,779)
Carrying value/estimated fair value	881,938

Financing and Other Liabilities. Following the closing of our IPO, we entered into repurchase agreements to finance the majority of our Agency RMBS and Non-Agency RMBS. These agreements are secured by our Agency RMBS and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of September 30, 2009, we had entered into repurchase agreements totaling $615.0 million. In addition, we funded our CMBS portfolio with borrowings of $64.8 million under the TALF. The TALF loans are non-recourse and mature in July and August 2014. Finally, we committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P., managed by our Manager.

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

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments (“mark-to-market losses”) would reduce our shareholders’ equity.

As of September 30, 2009, we had entered into three interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $375.0 million of borrowings under our repurchase agreements. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of September 30, 2009:

Swap Transactions
$ in thousands
Counterparty	Notional Amount	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Total/Weighted Average	375,000		2.58%

Book Value per Share

As of September 30, 2009, our book value per common share was $20.82.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page 5 of this report.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending September 30, 2009 and June 30, 2009:

	For the Three Months Ended
in thousands, except per share amounts	September 30, 2009	June 30, 2009
	(unaudited)
Revenue
Interest income	10,983	—
Interest expense	2,070	—
Net interest income	8,913	—
Other Income (loss)	(13)	—
Operating Expenses	1,727	84
Net income (loss)	7,173	(84)
Non-controlling interest	970	—
Net Income (loss) available to common shareholders	6,203	(84)

Weighted average number of basic common shares outstanding	8,886	NM
Weighted average number of diluted common shares outstanding	10,311	NM

Basic net income per average common share	0.70	NM
Diluted net income per average common share	0.70	NM

Average total assets	870,905	NM
Average equity	208,997	NM

Return on average equity	13.73%	NM

NM = not meaningful

Net Income Summary

For the three months ended September 30, 2009, our net income was $7.2 million or $0.70 basic income per average share available to common shareholders.

For the nine months ended September 30, 2009, our net income was $7.0 million, due to operating losses incurred prior to our IPO.

Interest Income and Average Earning Asset Yield

We had average earning assets of $870.9 million for the three months ended September 30, 2009. Our primary source of income is interest income. Our interest income was $10,983 for the three months ended September 30, 2009. The yield on our average investment portfolio was 5.04%. The constant prepayment rate (“CPR”) of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. At September 30, 2009, our 15 year Agency RMBS had a 3-month CPR of 10.8, the 30 year Agency RMBS portfolio had a 3-month CPR of 16.0, and our Agency Hybrid Adjustable Rate Mortgage (“ARM”) portfolio prepaid at a 20.5 CPR. Our Non-Agency RMBS portfolio paid at a 3-month CPR of 16.4 and our CMBS had no prepayment of principal. Overall, the weighted average 3-month CPR on our investment portfolio was 13.7.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $662.5 million and total interest expense of $2.1 million for the three months ended September 30, 2009.

Our average cost of funds was 1.25% for the three months ended September 30, 2009. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowing, as well as and hedging costs for our cash flow hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $8.9 million for the three months ended September 30, 2009. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.79% for the three months ended September 30, 2009.

Other Income (Loss)

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $13,000, which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the three months ended September 30, 2009.

Expenses

We incurred management fees of $753,000 for the three and nine months ended September 30, 2009, which are payable to our Manager under our management agreement.  This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expense of $245,000 and $349,000 for the three and nine months ended September 30, 2009, respectively, includes the salary and the estimated bonus of our CFO, amortization of equity based compensation related to anticipated quarterly grants of our stock to the Company’s independent directors, payable, subsequent to each calendar quarter, cash based payments to our Company’s independent directors, derivative transaction fees, software licensing, industry memberships, filing fees, travel and entertainment and other miscellaneous general and administrative costs.

Our insurance expense of $354,000 and $369,000 for the three and nine months ended September 30, 2009, respectively, represents the cost of liability insurance to indemnify our directors and officers.

Our professional fees of $375,000 and $388,000 for the three and nine months ended September 30, 2009, respectively, represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers.

Net Income and Return on Average Equity

Our net income was $7.2 million for the three months ended September 30, 2009. Our annualized return on average equity was 13.73% for the three months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and other general business needs. Our primary sources of funds for liquidity consists of the net proceeds from our common equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities and/or equity or debt securities. We also have sought, and may continue to finance our assets under, and may otherwise participate in, programs established by the U.S. Government.

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

As of September 30, 2009, we had entered into repurchase agreements with various counterparties for total borrowings of $615.0 million at a weighted average rate of 0.34% to finance our purchases of Agency RMBS and Non-Agency RMBS. We generally target a debt-to-equity ration of 6 to 8 times and as of September 30, 2009 had a ration of 7.8 times. The counterparty with the highest percentage of repurchase agreement balance had 33%. The repurchase obligations mature and reinvest every thirty days. Additionally, as of September 30, 2009, we secured borrowings of $64.8 million under the TALF at a weighted average rate of 3.87%. We generally seek to borrow (on a non-recourse basis) between 3 and 5 times the amount of our shareholder’s equity, which is consistent with funding limits under the TALF. The TALF loans are non-recourse and mature in July and August 2014.

As of September 30, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under all of our repurchase agreements was approximately 5.5% (weighted by borrowing amount). Across all of our repurchase facilities, the haircuts range from a low of 5% to a high of 7%.

Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and for other general corporate expenses.

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

Contractual Obligations

On July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum, calculated and payable quarterly in arrears. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

On September 30, 2009, we committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P. managed by our Manager, and may seek additional investments in this or a similar PPIF managed by our Manager. As of September 30, 2009, we have not funded any of the commitment. We intend to finance investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by our Manager.

Contractual Commitments

As of September 30, 2009, we had the following contractual commitments and Commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	614,968	614,968	-	-	-
TALF financing	64,807	-	-	64,807	-
Total contractual obligations	679,775	614,968	-	64,807	-

Off-Balance Sheet Arrangements

               We committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P. managed by our Manager, and may seek additional investments in this or a similar PPIF managed by our Manager. As of September 30, 2009, we have not funded any of the commitment.

Shareholders’ Equity

On July 1, 2009, we successfully completed our IPO, pursuant to which we sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for net proceeds of $165.0 million. Concurrent with our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager at a price of $20.00 per share. In addition, our Operating Partnership sold 1,425,000 units of limited partnership interest in our operating partnership to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per unit. The net proceeds to us from these private placements were $30.0 million. We did not pay any underwriting discounts or commissions in connection with the private placements.

                On July 27, 2009, the underwriters in our IPO exercised their over-allotment option to purchase an additional 311,200 shares of our common stock at a price of $20.00 per share for net proceeds of $6.1 million. Collectively, we received net proceeds from our IPO and the related private placements of approximately $201.1 million.

Unrealized Gains and Losses

Unrealized fluctuations in market values of assets do not impact our GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss),” we account for our investment securities as “available-for-sale.” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting, are also reflected in “Accumulated Other Comprehensive Income (Loss).”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting.  As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our shareholders in an amount equal at least 90% of our net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On October 13, 2009, the Company declared a dividend of $0.61 per share of common stock. The dividends will be paid on November 12, 2009 to shareholders of record as of the close of business on October 23, 2009.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the quarter ended September 30, 2009. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended September 30, 2009. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, as of September 30, 2009, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the Investment Company Act. If we were to become required to register as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (qualifying interests). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in qualifying interests and at least 80% of our assets in qualifying interests plus other real estate related assets. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2009, we were in compliance with this requirement.

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

Interest Rate Effect on Net Interest Income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and interest rate hedging activities. Most of our repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread will vary depending on the type of underlying asset which collateralizes the financing. Accordingly, the portion of our portfolio which consists of floating interest rate assets are match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets are not match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This increase in borrowing costs results in the narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities.

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to ASC 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	1.2%	-2.9%
+0.50%	-0.6%	-1.3%
-0.50%	-9.8%	1.1%
-1.00%	-20.4%	1.3%

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated or communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the orinary course of business. As of September 30, 2009, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Other than the risk factors set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)4 on June 29, 2009 with the SEC in connection with our IPO.

There is no assurance that we will have sufficient capital to fund our commitment in the PPIF.

We committed to invest up to $25.0 million in the Invesco Mortgage Recovery Feeder Fund, L.P. managed by our Manager. As of September 30, 2009, we have not funded any of the commitment. A call on our commitment would require us to pay up to $25.0 in the Invesco Mortgage Recovery Feeder Fund, L.P. If we do not have sufficient capital to meet such a call, we may be forced to sell assets at significantly depressed prices to meet the call and to maintain adequate liquidity, which could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our common stock to decline. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

If our Manager underestimates the collateral loss on our CMBS investments, we may experience losses.

Our Manager values our potential CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Based on these loss estimates, our Manager either adjusts the pool composition accordingly through loan removals and other credit enhancement mechanisms or leaves loans in place and negotiates for a price adjustment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 25, 2009, the SEC declared effective our IPO registration statement, pursuant to which we registered 8,500,000 shares of our common stock. On July 1, 2009, we consummated our IPO and sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for an aggregate offering price of $170.0 million. In connection with the IPO, $11.0 million in underwriting discounts and commissions were paid, of which our Manager paid $8.5 million and we have paid $2.6 million. We received net proceeds from our IPO of approximately $165.0 million, after deducting the underwriting discounts and commissions payable by us and the offering expenses of approximately $5.0 million. On July 27, 2009, our IPO underwriters exercised their over-allotment option in connection with our IPO and purchased an additional 311,200 shares of our common stock at a price of $20.00 per share, resulting in additional net proceeds to us of $6.1 million, after deducting the underwriting discounts and commissions paid by us of approximately $93,000, and $311,200 paid by our Manager directly to our IPO underwriters. Our IPO is now complete.

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

INVESCO MORTGAGE CAPITAL INC.

November 9, 2009                                                                           By: /s/ Richard J. King

Richard J. King
President and Chief Executive Officer

November 9, 2009                                                                           By: /s/ Donald R. Ramon

                                                                                Donald R. Ramon

Chief Financial Officer

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description
3.1

Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009 (“Quarterly Report”).

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
10.1

Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Institutional (N.A.), Inc. and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report.

10.2

Management Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, IAS Asset I LLC, and Invesco Institutional (N.A.), Inc., incorporated by reference to Exhibit 10.2 to our Quarterly Report.

10.3	First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report.
10.4	2009 Equity Incentive Plan of Invesco Mortgage Capital Inc.
10.5	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 8.
10.6	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 8.
10.7

Private Placement Purchase Agreement, dated as of June 25, 2009, between Invesco Mortgage Capital Inc. and Invesco Institutional (N.A.), Inc., incorporated by reference to Exhibit 10.7 to our Quarterly Report.

10.8

Private Placement Purchase Agreement, dated as of June 25, 2009, between IAS Operating Partnership L.P. and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.8 to our Quarterly Report.

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