Form 10-K
period 2009-12-31
Invesco Mortgage Capital Inc.
filed 2010-03-24
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-34385

INVESCO MORTGAGE CAPITAL INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2749336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 892-0896
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share                                                                                                           New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

                                                                             Large accelerated filer  ☐                                              Accelerated filer  ☐

Non-accelerated filer  ☒                                               Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $164,119,000 based on the closing sales price on the New York Stock Exchange on June 30, 2009.

As of March 16, 2010, there were 16,938,046 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K (this “Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	use of proceeds of our equity offerings;

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	our ability to obtain additional financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	general volatility of the securities markets in which we invest;

•	our expected investments;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the 1940 Act;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to continue to make distributions to our shareholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in this Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Our Company

We were incorporated in Maryland in June 2008 and commenced operations in July 2009.  We are focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans, which we collectively refer to as our target assets.  Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we selectively acquire assets to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.

Our target assets consist of residential mortgage-backed securities (“RMBS”) for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include collateralized mortgage obligations (“CMOs”). We also invest in RMBS that are not issued or guaranteed by a U.S. government agency (“non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”) and residential and commercial mortgage loans.

We generally finance our Agency RMBS investments, and may finance our non-Agency RMBS investments, through traditional repurchase agreement financing or committed borrowing facilities. In addition, we finance our investments in CMBS with financings under the Term Asset-Backed Securities Loan Facility (“TALF”). We have also financed, and may do so again in the future, our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities public-private investment funds (“PPIFs”), that receive financing under the U.S. government’s Public-Private Investment Program (“PPIP”), established and managed by our Manager (the “Invesco PPIP Fund”) or one of its affiliates.

We have invested the net proceeds from our initial public offering (“IPO”) and private placement, as well as monies that we borrowed under repurchase agreements and TALF, in accordance with our investment strategy. As of December 31, 2009, we had an investment portfolio of $802.6 million consisting of $556.4 million in Agency RMBS, $115.3 million in non-Agency RMBS, $101.2 million in CMBS and  $29.7 million in CMOs.  In addition, we invested $4.1 million in the Invesco PPIP Fund.

As of December 31, 2009, 19.1% of our equity (net of related debt) was invested in Agency RMBS, 54.8% in non-Agency RMBS, 9.9% in CMBS, 2.0% in the Invesco PPIP Fund and 14.2% in other assets (including cash and restricted cash).

We intend to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Public Offerings and Private Placement

On July 1, 2009, we successfully completed our IPO pursuant to which we sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for net proceeds of $164.8 million. Concurrent with our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager at a price of $20.00 per share. In addition, IAS Operating Partnership LP (our “Operating Partnership”) sold 1,425,000 limited partnership units (“OP Units”) to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a purchase price of $20.00 per unit. The net proceeds from the private placement totaled $30.0 million.

On July 27, 2009, the underwriters of our IPO exercised their over-allotment option to purchase an additional 311,200 shares of our common stock at a price of $20.00 per share for net proceeds of $6.1 million. Collectively, we received net proceeds from our IPO and the related private placement of approximately $200.9 million.

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock, and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option, at $21.25 per share. The net proceeds to us were $162.7 million.

Our Manager

We are externally managed and advised by Invesco Advisers, Inc. (formerly Invesco Institutional (N.A.), Inc.) (our “Manager”), an SEC-registered investment adviser and indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE: IVZ) (“Invesco”).

We are externally managed and advised by our Manager. Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of Invesco. We do not have any employees. With the exception of our Chief Financial Officer, our Manager does not dedicate any of its employees exclusively to us, nor is our Manager or its employees obligated to dedicate any specific portion of its or their time to our business. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it.

Our Competitive Advantages

We believe that our competitive advantages include the following:

Significant Experience of Our Manager

Our Manager’s senior management team has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, our Manager benefits from the insight and capabilities of WL Ross & Co. LLC (“WL Ross’) and Invesco’s real estate team. Through WL Ross and Invesco’s real estate team, we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.

Extensive Strategic Relationships and Experience of our Manager and its Affiliates

Our Manager maintains extensive long-term relationships with other financial intermediaries, including primary dealers, leading investment banks, brokerage firms, leading mortgage originators and commercial banks. We believe these relationships enhance our ability to source, finance and hedge investment opportunities and, thus, will enable us to grow in various credit and interest rate environments.

Disciplined Investment Approach

We seek to maximize our risk-adjusted returns through our Manager’s disciplined investment approach, which relies on rigorous quantitative and qualitative analysis. Our Manager monitors our overall portfolio risk and evaluates the characteristics of our investments in our target assets including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic interest rate caps (which limit the amount an interest rate can increase during any given period,) lifetime interest rate caps, weighted-average loan-to-value and weighted-average credit score. In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates recovery of various sectors and vintage of collateral. We believe this strategy and our commitment to capital preservation provide us with a competitive advantage when operating in a variety of market conditions.

Access to Our Manager’s Sophisticated Analytical Tools, Infrastructure and Expertise

We utilize our Manager’s proprietary and third-party mortgage-related security and portfolio management tools to generate an attractive net interest margin from our portfolio. We focus on in-depth analysis of the numerous factors that influence our target assets, including: (1) fundamental market and sector review; (2) rigorous cash flow analysis; (3) disciplined security selection; (4) controlled risk exposure; and (5) prudent balance sheet management. We utilize these tools to guide the hedging strategies developed by our Manager to the extent consistent with satisfying the requirements for qualification as a REIT. In addition, we use our Manager’s proprietary technology management platform called QTechsm to monitor investment risk. QTechsm collects and stores real-time market data and integrates markets performance with portfolio holdings and proprietary risk models to measure portfolio risk positions. This measurement system portrays overall portfolio risk and its sources. Through the use of these tools, we analyze factors that affect the rate at which mortgage prepayments occur, including changes in the level of interest rates, directional trends in residential and commercial real estate prices, general economic conditions, the locations of the properties securing the mortgage loans and other social and demographic conditions in order to acquire the target assets that we believe are undervalued. We believe that sophisticated analysis of both macro and micro economic factors enable us to manage cash flow and distributions while preserving capital.

Our Manager has created and maintains analytical and portfolio management capabilities to aid in security selection and risk management. We capitalize on the market knowledge and ready access to data across our target markets that our Manager and its affiliates obtain through their established platform. We also benefit from our Manager’s comprehensive financial and administrative infrastructure, including its risk management and financial reporting operations, as well as its business development, legal and compliance teams.

Investment Strategy

We invest in a diversified pool of mortgage assets that generate attractive risk adjusted returns. Our target assets include Agency RMBS, non-Agency RMBS, CMBS and residential and commercial mortgage loans. In addition to direct purchases of our target assets, we also invest in the Invesco PPIP Fund, which, in turn, invests in our target assets. Our Manager’s investment committee makes investment decisions for the Invesco PPIP Fund.

Agency RMBS

Agency RMBS are residential mortgage-backed securities for which a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac guarantees payments of principal and interest on the securities. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments, which consist of both principal and interest. In effect, these payments are a “pass-through” of scheduled and prepaid principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the issuers, servicers or guarantors of the securities.

       The principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level and directional trends in housing prices, interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally, prepayments on Agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

However, when interest rates are declining, the value of Agency RMBS with prepayment options may not increase as much as other fixed income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of Agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This is generally referred to as extension risk.

Mortgage pass-through certificates, CMOs, Freddie Mac Gold Certificates, Fannie Mae Certificates and Ginnie Mae Certificates are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We intend to take these factors into account when we make investments.

Non-Agency RMBS

Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency. Like Agency RMBS, non-Agency RMBS represent interests in “pools” of mortgage loans secured by residential real property. We finance our non-Agency RMBS portfolio with financings under the TALF, committed borrowing facilities or with other private financing sources. We have also financed and may continue to finance certain non-Agency RMBS by investing in the Invesco PPIP Fund, which, in turns, invests in our target assets. Non-Agency RMBS may be AAA rated through unrated. The rating, as determined by one or more of the nationally recognized statistical rating organizations, including Fitch, Inc. Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, indicates the organization’s view of the creditworthiness of the investment. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not generally conform to the U.S. government agency underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation.

CMBS

CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. We finance certain of our CMBS portfolio with financings under the TALF and by investing in the Invesco PPIP Fund, which, in turns, invests in our target assets. See ‘‘Our Investments— Financing Strategy” below.

    CMBS are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. The credit quality of CMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors such as the following: the principal amount of loans relative to the value of the related properties; the mortgage loan terms, such as amortization; market assessment and geographic location; construction quality of the property; and the creditworthiness of the borrowers.

Residential Mortgage Loans

Residential mortgage loans are loans secured by residential real properties. We generally focus our residential mortgage loan acquisitions on the purchase of loan portfolios made available to us under the legacy loan program. See ‘‘Our Investments— Financing Strategy” below. We expect that the residential mortgage loans we acquire will be first lien, single-family FRMs, ARMs and Hybrid ARMs with original terms to maturity of not more than 40 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.

Prime and Jumbo Mortgage Loans

Prime mortgage loans are mortgage loans that generally conform to U.S. government agency underwriting guidelines. Jumbo prime mortgage loans are mortgage loans that generally conform to U.S. government agency underwriting guidelines except that the mortgage balance exceeds the maximum amount permitted by U.S. government agency underwriting guidelines.

Alt-A Mortgage Loans

Alt-A mortgage loans are mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to U.S. government agency underwriting guidelines, but whose borrower characteristics may. Generally, Alt-A mortgage loans allow homeowners to qualify for a mortgage loan with reduced or alternative forms of documentation. The credit quality of Alt-A borrowers generally exceeds the credit quality of subprime borrowers.

Subprime Mortgage Loans

Subprime mortgage loans are loans that do not conform to U.S. government agency underwriting guidelines.

Commercial Mortgage Loans

Commercial mortgage loans are mortgage loans secured by first or second liens on commercial properties such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. These loans, which tend to range in term from five to 15 years, can carry either fixed or floating interest rates. They generally permit pre-payments before final maturity but only with the payment to the lender of yield maintenance pre-payment penalties. First lien loans represent the senior lien on a property while second lien loans or second mortgages represent a subordinate or second lien on a property.

We have generally focused our commercial mortgage loan acquisitions on the purchase of loan portfolios made available to us through our investment in the Invesco PPIP Fund. See ‘‘Our Investments— Financing Strategy” below.

B-Notes

A B-Note, unlike a second mortgage loan, is part of a single larger commercial mortgage loan, with the other part evidenced by an A-Note, which are evidenced by a single commercial mortgage. The holder of the A-Note and B-Note enter into an agreement which sets forth the respective rights and obligations of each of the holders.

The terms of the agreement provide that the holder of the A-Note has a priority of payment over the holder of the B-Note. A loan evidenced by a note which is secured by a second mortgage is a separate loan and the holder has a direct relationship with the borrower. In addition, unlike the holder of a B-Note, the holder of the loan would also be the holder of the mortgage. The holder of the second mortgage loan typically enters into an intercreditor agreement with the holder of the first mortgage loan which sets forth the respective rights and obligations of each of the holders, similar in substance to the agreement that is entered into between the holder of the A-Note and the holder of the B-Note. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but typically are subordinated in recovery upon a default.

Bridge Loans

Bridge loans tend to be floating rate whole loans made to borrowers who are seeking short-term capital (with terms of up to five years) to be used in the acquisition, construction or redevelopment of a property. This type of bridge financing enables the borrower to secure short-term financing while improving the property and avoid burdening it with restrictive long-term debt.

Mezzanine Loans

Mezzanine loans are generally structured to represent senior positions to the borrower’s equity in, and subordinate to a first mortgage loan on a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.

Financing Strategy

We finance our investments in Agency RMBS, and in the future finance our investments in non-Agency RMBS, primarily through short-term borrowings structured as repurchase agreements. In addition, we currently finance our investments in CMBS with financing under the TALF and with private financing sources. We also finance our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by investing in the Invesco PPIP Fund, which receives financing from the U.S. Treasury and from the Federal Deposit Insurance Corporation (the “FDIC”).

Repurchase Agreements

Repurchase agreements are financings pursuant to which we sell our target assets to the repurchase agreement counterparty, the buyer, for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the cost, or interest expense, of financing under a repurchase agreement. Under repurchase agreement financing arrangements, certain buyers, or lenders, require us to provide additional cash collateral, or a margin call, to re-establish the ratio of value of the collateral to the amount of borrowing. As of December 31, 2009, we had entered into master repurchase agreements with eighteen counterparties and have borrowed $546.0 million under five of those master repurchase agreements to finance our purchases of Agency RMBS. In addition, as of December 31, 2009, we had entered into three interest rate swap agreements, for a notional amount of $375.0 million, designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

The Term Asset-Backed Securities Loan Facility

On November 25, 2008, the U.S. Treasury and the Federal Reserve announced the creation of the TALF. The TALF is intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York (the “FRBNY”) will make up to $200 billion of loans under the TALF. The TALF loans will have a term of three years or, in certain cases, five years, will be non-recourse to the borrower, and will be fully secured by eligible asset-backed securities. At December 31, 2009, we have secured borrowings of $80.4 million under the TALF.

The Public-Private Investment Program

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the creation of the PPIP. The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. PPIP funds established under the legacy loan program will be established to purchase troubled loans from insured depository institutions and PPIP funds established under the legacy securities program to purchase from financial institutions legacy non-Agency RMBS and newly issued and legacy CMBS that were originally AAA rated. PPIFs will have access to equity capital from the U.S. Treasury as well as debt financing provided or guaranteed by the U.S. government. As of December 31, 2009, we have a commitment to invest up to $25.0 million in the Invesco PPIP Fund of which $4.1 million has been called.

Leverage

We use leverage on our target assets to achieve our return objectives. For our investments in Agency RMBS (including CMOs), we focus on securities we believe provide attractive returns when levered approximately 6 to 8 times. For our investments in non-Agency RMBS, we primarily focus on securities we believe provide attractive unlevered returns, however, in the future we may employ leverage of up to 1 time. We leverage our CMBS 3 to 5 times.

Risk Management Strategy

Interest Rate Hedging

Subject to maintaining our qualification as a REIT, we may engage in a variety of interest rate management techniques that seek on one hand to mitigate the influence of interest rate changes on the costs of liabilities and on the other hand help us achieve our risk management objective. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, we seek to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We rely on our Manager’s expertise to manage these risks on our behalf. We utilize derivative financial instruments, including, puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, interest rate swaptions, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.

Market Risk Management

Risk management is an integral component of our strategy to deliver returns to our shareholders. Because we invest in mortgage-backed securities (“MBS”), investment losses from prepayment, interest rate volatility or other risks can meaningfully reduce or eliminate our distributions to shareholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities.

Our net interest margins are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Invesco. There can be no guarantee that these tools will protect us from market risks.

Credit Risk

We believe our investment strategy generally keeps our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS we hold. We seek to manage this risk through our pre-acquisition due diligence process and through use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are subject to the non-recourse financing. In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Investment Guidelines

Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	our assets will be invested within our target assets; and

•
until appropriate investments can be identified, our Manager may pay off short-term debt or invest the proceeds of this and any future offerings in interest-bearing, short-term investments, including funds that are consistent with our intention to qualify as a REIT.

These investment guidelines may be changed from time to time by our board of directors without the approval of our shareholders.

Investment Committee

We have an investment committee comprised certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio and its compliance with our investment policies and procedures, including our investment guidelines, and provides our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. In addition, our Manager has a separate investment committee that makes investment decisions for the Invesco PPIP Fund. From time to time, as it deems appropriate or necessary, our board of directors also reviews our investment portfolio and its compliance with our investment policies and procedures, including our investment guidelines.

Investment Process

The investment team has a strong focus on security selection and on the relative value of various sectors within the mortgage market. Our Manager utilizes this expertise to build a diversified portfolio of Agency RMBS, non-Agency RMBS, CMBS and residential and commercial mortgage loans. Our Manager incorporates its views on the economic environment and the outlook for the mortgage market, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, housing prices, delinquencies, default rates, recovery of various sectors and vintage of collateral.

Our investment process includes sourcing and screening investment opportunities, assessing investment suitability, conducting interest rate and prepayment analysis, evaluating cash flow and collateral performance, reviewing legal structure and servicer and originator information and investment structuring, as appropriate, to ensure an attractive return commensurate with the risk we are bearing. Upon identification of an investment opportunity, the investment will be screened and monitored by our Manager to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. We make investments in sectors where our Manager has strong core competencies and where we believe market risk and expected performance can be reasonably quantified.

Our Manager evaluates each of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio. Our Manager also develops a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other factors. Our Manager also analyzes fundamental trends in the relevant target asset class sector to adjust/maintain its outlook for that particular target asset class. Views on a particular target asset class are recorded in our Manager’s QTechsm system. These macro decisions guide our Manager’s assumptions regarding model inputs and portfolio allocations among target assets. Additionally, our Manager conducts extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions.” In addition, there are numerous REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

In the face of this competition, we have access to our Manager’s professionals and their industry expertise, which provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors — Risks Related to Our Investments — We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.”

Staffing

We are managed by our Manager pursuant to the management agreement between our Manager and us. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager. All of our officers are employees of Invesco. We do not have any employees.

Our Corporate Information

Our principal executive offices are located at 1555 Peachtree Street, N.E., Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. Our website is www.invescomortgagecapital.com. The contents of our website are not a part of this Report. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In July 2009, we listed our common stock on the NYSE and our chief executive officer will submit our first required certification to the within 30 days of our 2010 annual shareholders’ meeting.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Report before purchasing our common stock. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment.

Risks Related to Our Relationship With Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of Invesco. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager only extends until the second anniversary of the closing of our IPO, or July 1, 2011, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, with the exception of our Chief Financial Officer, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s personnel are contractually dedicated to us under our management agreement with our Manager.

As of December 31, 2009, we had entered into master repurchase agreements with eighteen counterparties in order to finance our acquisitions of Agency RMBS and non-Agency RMBS. Our Manager has obtained commitments on our behalf from a number of the counterparties. Therefore, if the management agreement is terminated, we cannot assure you that we would continue to have access to these sources of financing for our investments.

Invesco and our Manager have limited experience operating a REIT or managing a portfolio of our target assets on a leveraged basis and we cannot assure you that our Manager’s past experience will be sufficient to successfully manage our business as a REIT with such a portfolio.

Prior to our inception, our Manager had never operated a REIT. The REIT provisions of the Internal Revenue Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss. In addition, our Manager has limited experience managing a portfolio of our target assets using leverage.

There are conflicts of interest in our relationship with our Manager and Invesco, which could result in decisions that are not in the best interests of our shareholders.

We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and two of our directors, Mr. Armour and Ms. Dunn Kelley, are employees of Invesco. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. Our Manager is not required to devote a specific amount of time to our operations. We compete for investment opportunities directly with our Manager or other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients that compete directly with us for investment opportunities. Our Manager has an investment and financing allocation policy in place intended to enable us to share equitably with the investment companies and institutional and separately managed accounts that effect securities transactions in fixed income securities for which our Manager is responsible in the selection of brokers, dealers and other trading counterparties. Therefore, we may compete with our Manager for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with our Manager to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to Invesco or other clients of Invesco instead of to us. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our common stock.

Concurrently with the completion of our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to Invesco, through our Manager, at $20.00 per share and 1,425,000 OP units to Invesco, through Invesco Investments (Bermuda) Ltd., a wholly owned subsidiary of Invesco, at $20.00 per unit. As of December 31, 2009, Invesco, through our Manager, beneficially owned 0.73% of our common stock As of December 31, 2009, assuming that all OP units are redeemed for an equivalent number of shares of our common stock. Invesco would beneficially own approximately 15% of our outstanding common stock. Each of our Manager and Invesco Investments (Bermuda) Ltd. agreed that, for a period of one year after June 25, 2009, neither will, without the prior written consent of Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, dispose of or hedge any of the shares of our common stock or OP units that it purchased in the private placement, subject to extension in certain circumstances. Each of our Manager and Invesco Investments (Bermuda) Ltd. may sell any of these securities at any time following the expiration of this one-year lock-up period. To the extent our Manager or Invesco Investments (Bermuda) Ltd. sell some of these securities, its interests may be less aligned with our interests.

Our Manager would have a conflict in recommending our participation in any legacy security or legacy loan PPIFs it manages.

To the extent available to us, we seek to finance additional non-Agency RMBS and CMBS by contributing capital to the Invesco PPIP Fund, which qualified to obtain financing under the legacy securities program under the PPIP. We committed to invest up to up to $25.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets and may seek additional investments in this or a similar PPIP fund managed by our Manager. Our Manager’s investment committee makes investment decisions for the Invesco PPIP Fund. As of December 31, 2009, $4.1 million of the commitment has been called. Pursuant to the terms of the management agreement, we pay our Manager a management fee. As a result, we do not pay any management or investment fees with respect to our investment in the Invesco PPIP Fund managed by our Manager. Our Manager waives all such fees. Our Manager has a conflict of interest in recommending our participation in any PPIF it manages because the fees payable to it by the PPIF may be greater than the fees payable to it by us under the management agreement. We have addressed this conflict by requiring that the terms of any equity investment we make in any such PPIF be approved by our audit committee consisting of our independent directors; however, there can be no assurance that our audit committee’s approval of investments in any such PPIF will eliminate the conflict of interest.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our executive officers and two of our five directors are employees of Invesco. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial two-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

Our Manager is only contractually committed to serve us until the second anniversary of the closing of our IPO, or July 1, 2011. Thereafter, the management agreement is renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, shareholders, members, managers, partners, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager, its officers, shareholders, members, managers, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Our board of directors approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, non-Agency RMBS, CMBS and mortgage loans it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our shareholders.

Risks Related to Our Company

There can be no assurance that the actions of the U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, and our business may not benefit from these actions; further government actions or the cessation or curtailment of current U.S. government programs and/or participation in the mortgage and securities markets could adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, Federal Reserve and U.S. Treasury and other governmental and regulatory bodies have taken action to stabilize the financial markets. Significant measures include: the enactment of the Emergency Economic Stabilization Act of 2008, or the EESA, to, among other things, establish the Troubled Asset Relief Program, or TARP; the enactment of the Housing and Economic Recovery Act of 2008, or the HERA, which established a new regulator for Fannie Mae and Freddie Mac; and the establishment of the TALF and the PPIP.

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. government actions will have a beneficial impact on the financial markets, including on current extreme levels of volatility. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. There can also be no assurance that we will continue to be eligible to participate in programs established by the U.S. government such as the TALF or the PPIP or, if we remain eligible, that we will be able to utilize them successfully or at all. In addition, because the programs are designed, in part, to restart the market for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets. It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. government. In addition, the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. However, there can be no assurance that the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies will not eliminate or curtail current U.S. government programs and/or participation in the mortgage and securities markets. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

We may change any of our strategies, policies or procedures without shareholder consent.

We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Report. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our shareholders.

We have a limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our shareholders.

We were organized in June 2008 and commenced operations upon completion of our IPO on July 1, 2009. We cannot assure you that we will be able to operate our business successfully or execute our operating policies and strategies as described in this Report. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems of Invesco. Any failure or interruption of Invesco’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

Maintenance of our 1940 Act exemption imposes limits on our operations.

The company conducts its operations so as not to become regulated as an investment company under the 1940 Act. Because the company is a holding company that conducts its businesses through the operating partnership and its wholly owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets on an unconsolidated basis which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future intend to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the 1940 Act (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. IAS Asset I LLC invests in the Invesco PPIP Fund.

We treat IAS Asset I LLC’s investment in the Invesco PPIP Fund as a “real estate-related asset” for purposes of the Section 3(c)(5)(C) analysis. As a result, IAS Asset I LLC can invest no more than 25% of its assets in the Invesco PPIP and other real estate-related assets. We note that the SEC has not provided any guidance on the treatment of interests in PPIFs as real estate-related assets and any such guidance may require us to change our strategy. We may need to adjust IAS Asset I LLC’s assets and strategy in order for it to continue to rely on Section 3(c)(5)(C) for its 1940 Act exemption. Any such adjustment in IAS Asset I LLC’s assets or strategy is not expected to have a material adverse effect on our business or strategy. Although we monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption from registration for each of these subsidiaries. The legacy securities PPIF formed and managed by our Manager or one of its affiliates relies on Section 3(c)(7) for its 1940 Act exemption.

IMC Investments I LLC was organized as a special purpose subsidiary of the operating partnership that borrows under the TALF. This subsidiary relies on Section 3(c)(7) for its 1940 Act exemption and, therefore, the operating partnership’s interest in this TALF subsidiary would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. We may in the future organize one or more TALF subsidiaries that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such TALF subsidiary would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on the restrictions contained in Rule 3a-7. The company expects that the aggregate value of the operating partnership’s interests in TALF subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership’s (and, therefore, the company’s) total assets on an unconsolidated basis.

To the extent that we organize subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will need to comply with the restrictions contained in this Rule. In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

•
the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets,” which include many of the types of assets that we acquire in our TALF fundings, that by their terms convert into cash within a finite time period;

•
the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities and real estate companies or in assets not related to real estate.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we, the operating partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

Risks Related to Financing and Hedging

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.

We use leverage to finance our assets through borrowings from repurchase agreements, borrowings under programs established by the U.S. government such as the TALF, and other secured and unsecured forms of borrowing and we contribute capital to funds that receive financing under the PPIP. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets. As of December 31, 2009, our total leverage, on a debt-to-equity basis, was 3.0 times, which consisted of 13.6 times on our Agency RMBS assets and 3.9 times on our CMBS. As of December 31, 2009, our non-Agency RMBS had no leverage. We consider these leverage ratios to be prudent for these asset classes.

The capital and credit markets have been experiencing extreme volatility and disruption since July 2007. In the last year, the volatility and disruption have reached unprecedented levels. In a large number of cases, the markets have exerted downward pressure on stock prices and credit capacity for issuers. Our access to capital depends upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our capital stock.

The current weakness in the financial markets, the residential and commercial mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Current market conditions have affected different types of financing for mortgage-related assets to varying degrees, with some sources generally being unavailable, others being available but at a higher cost, while others being largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS have been more difficult to finance than Agency RMBS. In connection with repurchase agreements, financing rates and advance rates, or haircut levels, have also increased. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. In some cases, margin calls have forced borrowers to liquidate collateral in order to meet the capital requirements of these margin calls, resulting in losses.

The return on our assets and cash available for distribution to our shareholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distributions to shareholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. We leverage our Agency RMBS, and may leverage our non-Agency RMBS, through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of such margin calls may reduce cash flow available for distribution to our shareholders. Any reduction in distributions to our shareholders may cause the value of our common stock to decline.

As a result of recent market events, including the contraction among and failure of certain lenders, it may be more difficult for us to secure non-governmental financing.

Our results of operations are materially affected by conditions in the financial markets and the economy generally. Recently, concerns over inflation, energy price volatility, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.

Dramatic declines in the residential and commercial real estate markets, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely on the availability of repurchase agreement financing to acquire Agency RMBS, and in some cases CMBS, on a leveraged basis. Although we use U.S. government financing to acquire certain target assets, we also seek private funding sources to acquire these assets as well. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of recent market events, it may be more difficult for us to secure non-governmental financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our shareholders.

Our use or future use of repurchase agreements to finance our Agency RMBS and non-Agency RMBS may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings or future borrowings under repurchase agreements for our Agency RMBS and non-Agency RMBS may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender party to such agreement files for bankruptcy. Therefore, our use of repurchase agreements to finance our investments exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

We depend, and may in the future depend, on repurchase agreement financing to acquire Agency RMBS and non-Agency RMBS and our inability to access this funding for our Agency RMBS and non-Agency RMBS could have a material adverse effect on our results of operations, financial condition and business.

We use repurchase agreement financing as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

         Our ability to fund our Agency RMBS and non-Agency RMBS may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing.

If major market participants continue to exit the repurchase agreement financing business, the value of our Agency RMBS and non-Agency RMBS could be negatively impacted, thus reducing net shareholder equity, or book value. Furthermore, if many of our potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our Agency RMBS, non-Agency RMBS and assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuation of the Agency RMBS and non-Agency RMBS that secure the outstanding borrowings. Typically repurchase agreements grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

The current dislocations in the residential and commercial mortgage sector could cause one or more of our potential lenders to be unwilling or unable to provide us with financing for our target assets on attractive terms or at all.

The current dislocations in the residential mortgage sector have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity. If one or more major market participants fails or otherwise experiences a major liquidity crisis, it could negatively impact the marketability of all fixed income securities, including our target assets, and this could negatively impact the value of the assets we acquire, thus reducing our net book value. Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements to finance our acquisition of Agency RMBS, and may use repurchase agreements to finance our acquisition of non-Agency RMBS. If the market value of the Agency RMBS pledged or sold by us to a financing institution declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

An increase in our borrowing costs relative to the interest we receive on investments in our target assets may adversely affect our profitability and our cash available for distribution to our shareholders.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our shareholders.

We use U.S. government equity and debt financing to acquire our CMBS and mortgage loan portfolio.

We acquire CMBS with financings under the TALF. On March 23, 2009, the U.S. Treasury announced preliminary plans to expand the TALF to include non-Agency RMBS and CMBS that were originally rated AAA. On May 1, 2009, the Federal Reserve published the terms for the expansion of TALF to CMBS and announced that, beginning on June 16, 2009, up to $100 billion of TALF loans will be available to finance purchases of CMBS created on or after January 1, 2009. Additionally, on May 19, 2009, the Federal Reserve announced that certain high quality legacy CMBS, including CMBS issued before January 1, 2009, would become eligible collateral under the TALF starting in July 2009. On August 17, 2009, the TALF, which was originally scheduled to terminate December 31, 2009, was extended through March 31, 2010 for TALF loans against newly issued asset-backed securities backed by consumer and business loans and legacy CMBS, and through June 30, 2010 for TALF loans against newly issued CMBS. The Federal Reserve noted in its August 17th release that the TALF will most likely not be extended to include any new classes of eligible collateral. On October 5, 2009, the Federal Reserve announced that, beginning with November subscriptions, the FRBNY will conduct a formal risk assessment of all pledged asset-backed securities collateral, not just newly issued and legacy CMBS. On December 4, 2009, the Federal Reserve announced a final rule establishing criteria for the FRBNY to choose additional rating organizations for newly issued asset-backed securities not backed by commercial real estate.

We also finance our investments in non-Agency RMBS and CMBS by contributing capital to funds that receive financing under the legacy securities PPIP. We may also finance our investments in residential and commercial mortgage loans by contributing capital to funds that receive financing under the legacy loan PPIP. There can be no assurance that U.S. government equity and/or debit financing will be available to finance our investments. See “Risk Factors — Risks Relating to the PPIP and TALF” below.

We enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our shareholders.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary (“TRS”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our shareholders.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Risks Relating to the PPIP and TALF

The terms and conditions of the TALF may change, which could adversely affect our investments.

The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time. Any such modifications may adversely affect the market value of any of our assets financed through the TALF or our ability to obtain additional TALF financing. If the TALF is prematurely discontinued or reduced while our assets financed through the TALF are still outstanding, there may be no market for these assets and the market value of these assets would be adversely affected.

There is no assurance that we will be able to invest additional funds in the PPIF or, if we are able to participate, that funding will be available.

Investors in the legacy loan PPIP must be pre-qualified by the FDIC. The FDIC has complete discretion regarding the qualification of investors in the legacy loan PPIP and is under no obligation to approve Invesco’s participation even if it meets all of the applicable criteria.

    Requests for funding under the PPIP may surpass the amount of funding authorized by the U.S. Treasury, resulting in an early termination of the PPIP. In addition, under the terms of the legacy securities PPIP, the U.S. Treasury has the right to cease funding of committed but undrawn equity capital and debt financing to a specific fund participating in the legacy securities PPIP in its sole discretion. We may be unable to obtain capital and debt financing on similar terms and such actions may adversely affect our ability to purchase eligible assets and may otherwise affect expected returns on our investments.

There is no assurance that we will have sufficient capital to fund our commitment in the PPIF.

We committed to invest up to $25.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of December 31, 2009, $4.1 million of the commitment has been called. A call on our commitment would require us to pay up to $20.9 million in the Invesco Legacy Securities Master Fund, L.P. If we do not have sufficient capital to meet such a call, we may be forced to sell assets at significantly depressed prices to meet the call and to maintain adequate liquidity, which could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our common stock to decline. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

There is no assurance that we will be able to obtain any additional TALF loans.

The TALF is operated by the FRBNY. The FRBNY has complete discretion regarding the extension of credit under the TALF and is under no obligation to make any additional loans to us even if we meet all of the applicable criteria. Requests for TALF loans may surpass the amount of funding authorized by the Federal Reserve and the U.S. Treasury, resulting in an early termination of the TALF. Depending on the demand for TALF loans and the general state of the credit markets, the Federal Reserve and the U.S. Treasury may decide to modify the terms and conditions of the TALF. Such actions may adversely affect our ability to further obtain TALF loans and use the loan leverage to enhance returns, and may otherwise affect expected returns on our investments.

We could lose our eligibility as a TALF borrower, which would adversely affect our ability to fulfill our investment objectives.

Any U.S. company is permitted to participate in the TALF, provided that it maintains an account relationship with a primary dealer. An entity is a U.S. company for purposes of the TALF if it is: (1) a business entity or institution that is organized under the laws of the United States or a political subdivision or territory thereof (U.S.-organized) and conducts significant operations or activities in the United States, including any U.S.-organized subsidiary of such an entity; (2) a U.S. branch or agency of a non-U.S. bank (other than a foreign central bank) that maintains reserves with a Federal Reserve Bank; (3) a U.S. insured depository institution; or (4) an investment fund that is U.S.-organized and managed by an investment manager that has its principal place of business in the United States. An entity that satisfies any one of the requirements above is a U.S. company regardless of whether it is controlled by, or managed by, a company that is not U.S.-organized. Notwithstanding the foregoing, a U.S. company excludes any entity, other than those described in clauses (2) and (3) above, that is controlled by a non-U.S. government or is managed by an investment manager controlled by a non-U.S. government, other than those described in clauses (2) and (3) above. For these purposes, a non-U.S. government controls a company if, among other things, such non-U.S. government owns, controls, or holds with power to vote 25% or more of a class of voting securities of the company. If for any reason we are deemed not to be eligible to participate in the TALF, all of our outstanding TALF loans will become immediately due and payable and we will not be eligible to obtain future TALF loans.

It may be difficult to acquire sufficient amounts of eligible assets to qualify to participate in the PPIP or the TALF consistent with our investment strategy.

Assets to be used as collateral for PPIP and TALF loans must meet strict eligibility criteria with respect to characteristics such as issuance date, maturity, and credit rating and with respect to the origination date of the underlying collateral. These restrictions may limit the availability of eligible assets, and it may be difficult to acquire sufficient amounts of assets to obtain financing under the PPIP and TALF consistent with our investment strategy.

In the legacy loan PPIP, eligible financial institutions must consult with the FDIC before offering an asset pool for sale and there is no assurance that a sufficient number of eligible financial institutions will be willing to participate as sellers in the legacy loan PPIP.

Once an asset pool has been offered for sale by an eligible financial institution, the FDIC will determine the amount of leverage available to finance the purchase of the asset pool. There is no assurance that the amount of leverage available to finance the purchase of eligible assets will be acceptable to our Manager.

The asset pools will be purchased through a competitive auction conducted by the FDIC. The auction process may increase the price of these eligible asset pools. Even if a fund in which we invest submits the winning bid on an eligible asset pool at a price that is acceptable to the fund, the selling financial institution may refuse to sell to the fund the eligible asset pool at that price.

These factors may limit the availability of eligible assets, and it may be difficult to acquire sufficient amounts of assets to obtain financing under the legacy loan PPIP consistent with our investment strategy.

It may be difficult to transfer any assets purchased using PPIP and TALF funding.

Any assets purchased using TALF funding will be pledged to the FRBNY as collateral for the TALF loans. Transfer or sale of any of these assets requires repayment of the related TALF loan or the consent of the FRBNY to assign obligations under the related TALF loan to the applicable assignee. The FRBNY in its discretion may restrict or prevent assignment of loan obligations to a third party, including a third party that meets the criteria of an eligible borrower. In addition, the FRBNY will not consent to any assignments after the termination date for making new loans, which is March 31, 2010 for TALF loans against newly issued asset-backed securities backed by consumer and business loans and legacy CMBS, and June 30, 2010 for TALF loans against newly issued CMBS, unless extended by the Federal Reserve.

Any assets purchased using PPIP funding, to the extent available, will be pledged to the FDIC as collateral for their guarantee under the legacy loan program and to the U.S. Treasury as collateral for debt financing under the legacy securities program. Transfer or sale of any of these assets requires repayment of the related loan or the consent of the FDIC or the U.S. Treasury to assign obligations to the applicable assignee. The FDIC or the U.S. Treasury, each in its discretion, may restrict or prevent assignment of obligations to a third party, including a third party that meets the criteria for participation in the PPIP.

These restrictions may limit our ability to trade or otherwise dispose of our investments, and may adversely affect our ability to take advantage of favorable market conditions and make distributions to shareholders.

We may need to surrender eligible TALF assets to repay TALF loans at maturity.

Each TALF loan must be repaid within three to five years. We invested in CMBS that do not mature within the term of the TALF loan. If we do not have sufficient funds to repay interest and principal on the related TALF loan at maturity and if these assets cannot be sold for an amount equal to or greater than the amount owed on such loan, we must surrender the assets to the FRBNY in lieu of repayment. If we are forced to sell any assets to repay a TALF loan, we may not be able to obtain a favorable price which could result in losses. If we default on our obligation to pay a TALF loan and the FRBNY elects to liquidate the assets used as collateral to secure such TALF loan, the proceeds from that sale will be applied, first, to any enforcement costs, second, to unpaid principal and, finally, to unpaid interest. Under the terms of the TALF, if assets are surrendered to the FRBNY in lieu of repayment, all assets that collateralize that loan must be surrendered. In these situations, we would forfeit any equity that we held in these assets.

FRBNY consent is required to exercise our voting rights on CMBS.

As a requirement of the TALF, we must agree not to exercise or refrain from exercising any voting, consent or waiver rights under a CMBS without the consent of the FRBNY. During the continuance of a collateral enforcement event, the FRBNY will have the right to exercise voting rights in the collateral.

Our ability to receive the interest earnings may be limited.

We make interest payments on TALF loans from the interest paid to us on the assets used as collateral for the TALF loan. To the extent that we receive distributions from pledged assets in excess of our required interest payments on a TALF loan during any loan year, the amount of excess interest we may retain will be limited.

Under certain conditions, we may be required to provide full recourse for TALF loans or to make indemnification payments.

To participate in the TALF, we executed customer agreements with primary dealers authorizing them, among other things, to act as our agent under TALF and to act on our behalf under the agreement with the FRBNY and with The Bank of New York Mellon as administrator and as the FRBNY’s custodian of the CMBS. Under the agreements, we are required to represent to the primary dealer and to the FRBNY that, among other things, we are an eligible borrower and that the CMBS that we pledge meet the TALF eligibility criteria. The FRBNY has full recourse to us for repayment of the loan for any breach of these representations. Further, the FRBNY has full recourse to us for repayment of a TALF loan if the eligibility criteria for collateral under the TALF are considered continuing requirements and the pledged collateral no longer satisfies such criteria. In addition, we are required to pay to our primary dealers fees under the customer agreements and to indemnify our primary dealers for certain breaches under the customer agreements and to indemnify the FRBNY and its custodian for certain breaches under the agreement with the FRBNY. Payments made to satisfy such full recourse requirements and indemnities could have a material adverse effect on our net income and our distributions to our shareholders.

Risks Related to Accounting

Changes in accounting treatment may adversely affect our reported profitability.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued final guidance regarding the accounting and financial statement presentation for transactions that involve the acquisition of Agency RMBS from a counterparty and the subsequent financing of these securities through repurchase agreements with the same counterparty. If we fail to meet the criteria under guidance to account for the transactions on a gross basis, our accounting treatment would not affect the economics of these transactions, but would affect how these transactions are reported on our financial statements. If we are not able to comply with the criteria under this final guidance for same party transactions we would be precluded from presenting Agency RMBS and the related financings, as well as the related interest income and interest expense, on a gross basis on our financial statements. Instead, we would be required to account for the purchase commitment and related repurchase agreement on a net basis and record a forward commitment to purchase Agency RMBS as a derivative instrument. Such forward commitments would be recorded at fair value with subsequent changes in fair value recognized in earnings. Additionally, we would record the cash portion of our investment in Agency RMBS as a mortgage-related receivable from the counterparty on our balance sheet. Although we would not expect this change in presentation to have a material impact on our net income, it could have an adverse impact on our operations. It could have an impact on our ability to include certain Agency RMBS purchased and simultaneously financed from the same counterparty as qualifying real estate interests or real estate-related assets used to qualify under the exemption to not have to register as an investment company under the 1940 Act. It could also limit our investment opportunities as we may need to limit our purchases of Agency RMBS that are simultaneously financed with the same counterparty.

We may fail to qualify for hedge accounting treatment.

We enter into derivative transactions to reduce the impact changes in interest rates will have on our net interest margin. According to our accounting policy, we record these derivatives, known as cash flow hedges, on the balance sheet at fair market value with the changes in value recorded in equity as other comprehensive income. This hedge accounting is complex and requires documentation and testing to ensure the hedges are effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on hedges will be recorded in current period earnings rather than through other comprehensive income.

We have limited experience in making critical accounting estimates, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with Accounting Principals Generally Accepted in the United States of America (“US GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to determining the fair value of investment securities. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Risks Related to Our Investments

We may allocate our equity to investments with which our shareholders may not agree.

Our shareholders will be unable to evaluate the manner in which our equity will be invested or the economic merit of our expected investments and, as a result, we may use our equity to invest in investments with which you may not agree. The failure of our management to apply our equity effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our common stock to decline.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our target assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential and commercial mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

The lack of liquidity in our investments may adversely affect our business.

The assets that comprise our investment portfolio and that we acquire are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and will be subject to risk of default.

While we diversify and intend to continue to diversify our portfolio of investments in the manner described in this Report, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our shareholders.

Difficult conditions in the mortgage, residential and commercial real estate markets may cause us to experience market losses related to our holdings, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Recently, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The further deterioration of the RMBS market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Dramatic declines in the residential and commercial real estate markets, with falling home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which we may seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans, which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential and commercial mortgage markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

Continued adverse developments in the residential and commercial mortgage markets, including recent increases in defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire our target assets on a leveraged basis, on attractive terms or at all, which could adversely affect our profitability.

Since mid-2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage markets. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Many of these institutions may have owned or financed assets which have declined in value and caused them to suffer losses, enter bankruptcy proceedings, further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. In addition, a rising interest rate environment and declining real estate values may decrease the number of borrowers seeking or able to refinance their mortgage loans, which would result in a decrease in overall originations. In addition, the Federal Reserve’s program to purchase Agency RMBS could cause an increase in the price of Agency RMBS, which would negatively impact the net interest margin with respect to Agency RMBS purchase. The general market conditions discussed above may make it difficult or more expensive for us to obtain financing on attractive terms or at all, and our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Invesco), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives. In addition, the Federal Reserve’s program to purchase Agency RMBS could cause an increase in the price of Agency RMBS, which would negatively impact the net interest margin with respect to Agency RMBS purchase.

We invest in non-Agency RMBS collateralized by Alt A and subprime mortgage loans, which are subject to increased risks.

We invest in non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The mortgage loans that we acquire, and the mortgage and other loans underlying the non-Agency RMBS that we acquire, are subject to defaults, foreclosure timeline extension, fraud and residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we acquire non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Agency RMBS are subject to risks particular to investments secured by mortgage loans on residential real property.

Our investments in Agency RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

In the event of defaults on the residential mortgage loans that underlie our investments in Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

The commercial mortgage loans we acquire and the commercial mortgage loans underlying the CMBS we acquire will be subject to defaults, foreclosure timeline extension, fraud and price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.

CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the respective underlying commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our investments in CMBS are generally subject to losses.

We acquire CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Since we predominantly focus on acquiring classes of existing series of CMBS originally rated AAA, we may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager underestimates the collateral loss on our CMBS investments, we may experience losses.

Our Manager values our potential CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Based on these loss estimates, our Manager may adjust the pool composition accordingly through loan removals and other credit enhancement mechanisms or leaves loans in place and negotiates for a price adjustment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

The B-Notes we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties, and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Our mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Bridge loans involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or redevelopment of a property. The borrower has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our shareholders.

We invest in Agency RMBS, non-Agency RMBS, CMBS and mortgage loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our shareholders.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of Agency RMBS.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets.

An increase in interest rates may cause a decrease in the volume of certain of our target assets which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.

Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Interest rate fluctuations may adversely affect the level of our net income and the value of our assets and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect our income and the value of our assets and common stock.

Interest rate mismatches between our Agency RMBS backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

We fund most of our investments in Agency RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of Agency RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on Agency RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of Agency RMBS backed by ARMs or hybrid ARMs and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

In addition, Agency RMBS backed by ARMs or hybrid ARMs are typically subject to lifetime interest rate caps which limit the amount an interest rate can increase through the maturity of the Agency RMBS. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of Agency RMBS. This problem is magnified for Agency RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some Agency RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of Agency RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale. We are required to evaluate our assets on a quarterly basis to determine their fair value by using third party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that an agency security is other-than-temporarily impaired, we would be required to reduce the value of such agency security on our balance sheet by recording an impairment charge in our income statement and our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional target assets, which could restrict our ability to increase our net income.

We may experience a decline in the market value of our assets.

A decline in the market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under US GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Prepayment rates may adversely affect the value of our investment portfolio.

Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with US GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.

•
A substantial portion of our adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•
If we are unable to acquire new RMBS similar to the prepaid RMBS, our financial condition, results of operation and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on FRMs and ARMs.

On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it will purchase substantially all of the delinquent loans, with payments to securities holders on March 15th and April 15th, 2010. Fannie Mae stated its intention to begin to purchase delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few month period, subject to market, servicer capacity and other constraints.  These purchases may increase prepayment rates on our Agency RMBS, which could negatively impact our results of operations and financial condition.

While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our RMBS and mortgage loans we acquire. Changes in interest rates and prepayments affect the market price of the target assets that we intend to purchase and any target assets that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies, and (3) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the target assets in which we invest.

The U.S. government, through the Federal Reserve, the FHA and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. The servicer will have the authority to modify mortgage loans that are in default, or for which default is reasonably foreseeable, if such modifications are in the best interests of the holders of the mortgage securities and such modifications are done in accordance with the terms of the relevant agreements. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the target assets in which we invest.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, our shareholders may be unable to resell their shares at or above the price our shareholders paid for their shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	decrease in the market valuations of our target assets;

•	increased difficulty in maintaining or obtaining financing or attractive terms, or at all;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Common stock eligible for future sale may have adverse effects on our share price.

Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 6% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a ceiling of 40 million shares of our common stock.

We, our Manager, each of our executive officers and directors, and certain officers of our Manager and Invesco Investments (Bermuda) Ltd. have agreed with the underwriters from our IPO to a 90 day lock-up period after the date of our follow-on offering prospectus dated January 11, 2010 (subject to extension in certain circumstances), meaning that, until the end of the 90 day lock-up period, we and they will not, subject to certain exceptions, sell or transfer any shares of common stock without the prior consent of Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, the representatives of the underwriters of our follow-on offering. In addition, each of our Manager and Invesco Investments (Bermuda) Ltd. agreed that, for a period of one year after the date of our IPO prospectus dated June 25, 2009, it will not, without the prior written consent of Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, dispose of or hedge any of the shares of our common stock or OP units, respectively, that it purchased in the private placement completed on July 1, 2009, subject to extension in certain circumstances. Credit Suisse Securities (USA) LLC or Morgan Stanley & Co. Incorporated may, in their sole discretion, at any time from time to time and without notice, waive the terms and conditions of the lock-up agreements to which they are a party. Additionally, each of our Manager and Invesco Investments (Bermuda) Ltd. has agreed with us to a further lock-up period that will expire at the earlier of (i) the date which is one year following the date of our IPO prospectus dated June 25, 2009 or (ii) the termination of the management agreement. As of December 31, 2009, approximately 0.73% of our shares of common stock and 1,425,000 OP units are subject to lock-up agreements. When the lock-up periods expire, these shares of common stock will become eligible for sale, in some cases subject to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our shareholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

Also, we may issue additional shares in public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

We pay quarterly distributions and make other distributions to our shareholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

•	the profitability of the investment of the net proceeds of our IPO and concurrent private placement and our follow-on offering;

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return in capital.

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without shareholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our shareholders.

We are the sole general partner of our operating partnership and could become liable for the debts and other obligations of our operating partnership beyond the amount of our initial expenditure.

We are the sole general partner of our operating partnership, IAS Operating Partnership LP. As the sole general partner, we are liable for our operating partnership’s debts and other obligations. Therefore, if our operating partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our expenditure for ownership interests in our operating partnership. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to make distributions to our shareholders.

Ownership limitations may restrict change of control of business combination opportunities in which our shareholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2008, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Different ownership limits will apply to Invesco. These ownership limits, which our board of directors has determined will not jeopardize our REIT qualification, will allow Invesco to hold up to 25% of our outstanding common stock or up to 25% of our outstanding capital stock.

Tax Risks

Investment in our common stock investment has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Report and that could affect the U.S. federal income tax treatment of us or our shareholders.

We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in our common stock and on your individual tax situation.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We have been organized and we operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”), that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Internal Revenue Code, or Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, and the amounts we distribute to our shareholders. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.

To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make sufficient distributions to our shareholders to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on US GAAP. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in assets, including debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generates taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in programs recently announced by the federal government. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which shareholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

We may choose to pay dividends in our own stock, in which case our shareholders may be required to pay income taxes in excess of the cash dividends received.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each shareholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

Any TRS that we may form would pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities. In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions or the failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

In addition, we acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test, discussed below. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

The “taxable mortgage pool” rules may limit our financing options.

Securitizations and certain other financing structures could result in the creation of taxable mortgage pools for federal income tax purposes. A taxable mortgage pool owned by our operating partnership would be treated as a corporation for U.S. federal income tax purposes and may cause us to fail the asset tests, discussed below. These rules may limit our financing options.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our ability to enter into hedging transactions. Under these provisions, our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS, which we may form. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, any TRSs we own will be subject to U.S. federal, state, and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. Any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic shareholders that are individuals, trusts and estates to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1555 Peachtree Street, NE, Atlanta, Georgia 30309. As part of our management agreement, our manager is responsible for providing office space and office services required in rendering services to us.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2009, we were not involved in any such legal proceedings.

Item 4. Omitted and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2009
Second quarter	$19.80	$18.73
Third quarter	$22.18	$19.25
Fourth quarter	$24.92	$19.34

Holders

As of March 23, 2010, there were 5 shareholders of record.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on its undistributed taxable income. We intend to continue to pay regular quarterly dividends to our shareholders in an amount equal to our net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The following table sets forth the dividends declared per share of our common stock in 2009.

Date Declared	Common Dividends Declared Per Share
	Amount	Date of Payment

October 13, 2009	$0.61	November 12, 2009
December 17, 2009	$1.05	January 27, 2010

Performance Graph

    The following graph matches the cumulative 6-month total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 26, 2009 and tracks it through December 31, 2009.

	6/26/09	6/30/09	9/30/09	12/31/09
Invesco Mortgage Capital Inc.	100.00	100.31	112.51	126.21
S&P 500	100.00	100.20	115.83	122.83
FTSE NAREIT Mortgage REITs	100.00	109.71	132.18	130.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds

We used all of the net proceeds from the IPO and private placement, and will use the proceeds of the follow-on offering, to acquire our target assets in accordance with our objectives and strategies described above.   See “Business — Investment Strategy.”  Our focus is on purchasing Agency RMBS, non-Agency RMBS, CMBS and certain residential and commercial mortgage loans, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets.

Item 6. Selected Financial Data.

The selected historical financial information as of December 31, 2009 and December 31, 2008, for the year ended December 31, 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance or our results for a full fiscal year.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes, included elsewhere in this Report.

Balance Sheet Data

$ in thousands	December 31, 2009	December 31, 2008

Mortgage-backed securities, at fair value	802,592	—
Total assets	853,400	979
Repurchase agreements	545,975	—
TALF financing	80,377	—
Total shareholders’ equity (deficit)	180,515	(21)
Non-controlling interest	29,795	—
Total equity (deficit)	210,310	(21)

Statement of Income Data

$ in thousands, except per share data	For the Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Interest income	23,529	—
Interest expense	4,627	—
Net interest income	18,902	—
Other income	2,073	—
Operating expenses	3,464	22
Net income (loss)	17,511	(22)

Net income attributable to non-controlling interest	2,417	—
Net income (loss) attributable to common shareholders	15,094	(22)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.37	—

Dividends declared per common share	1.66	—
Weighted average number of shares of common stock:
Basic	4,480	NM
Diluted	5,198	NM

NM = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this Report.

Overview

We are a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (formerly Invesco Institutional (N.A.), Inc.) (our “Manager”), which is an indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE:IVZ) (“Invesco”). We intend to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following securities:

•
Agency RMBS, which are residential mortgage-backed securities, for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. government agency;

•	CMBS, which are commercial mortgage-backed securities; and

•	Residential and commercial mortgage loans.

We finance our investments in Agency RMBS, and we may in the future finance our investments in non-Agency RMBS, primarily through short-term borrowings structured as repurchase agreements. In addition, we currently finance our investments in CMBS with financing under the Term Asset-Backed Securities Loan Facility (“TALF”) and with private financing sources. We also finance our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by investing in a public-private investment fund (“PPIF”) managed by our Manager (the “Invesco PPIP Fund”), which, in turn, invests in our target assets, and which receives financing from the U.S. Treasury and from the FDIC. On September 30, 2009, the Invesco PPIP Fund qualified to obtain financing under the legacy securities program under the U.S. government’s Public-Private Investment Program (“PPIP”).  In addition, we may use other sources of financing including investments in PPIFs, committed borrowing facilities and other private financing.

Public Offerings and Private Placement

On July 1, 2009, we successfully completed our initial public offering (“IPO”) pursuant to which we sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share, for net proceeds of $164.8 million. Concurrent with our IPO, we completed a private offering in which we sold 75,000 shares of our common stock to our Manager at a price of $20.00 per share and our operating partnership sold 1,425,000 units of limited partnership interests to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per unit. The net proceeds to us from this private offering was $30.0 million. We did not pay any underwriting discounts or commissions in connection with the private offering.

On July 27, 2009, the underwriters in our IPO exercised their over-allotment option to purchase an additional 311,200 shares of our common stock at a price of $20.00 per share, for net proceeds of $6.1 million. Collectively, we received net proceeds from our IPO and the concurrent private offering of approximately $200.9 million.

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.7 million, net of issuance costs of approximately $8.4 million.

Portfolio Ramp-up

Since our IPO, we have been actively working to deploy our IPO and private placement proceeds and to commence our operations. As of December 31, 2009, we have completed the following transactions:

•
We invested the net proceeds from our IPO and concurrent private offering, as well as monies that we borrowed under repurchase agreements and TALF, to purchase a $802.6 million investment portfolio, which consisted of $556.4 million in Agency RMBS, $115.3 million in non-Agency RMBS, $101.2 million in CMBS and $29.7 million in CMOs.

•
We entered into master repurchase agreements. As of December 31, 2009, we had borrowed $546.0 million under those master repurchase agreements at a weighted average rate of 0.26% to finance our purchases of Agency RMBS.

•
We entered into three interest rate swap agreements, for a notional amount of $375.0 million, designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

•	We secured borrowings of $80.4 million under the TALF at a weighted average interest rate of 3.82%.

•	We committed to invest up to $25.0 million, of which $4.1 million has been called by the Invesco PPIP Fund, which, in turn, invests in our target assets.

Factors Impacting Our Operating Results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, the target assets in which we invest. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, or TARP, the enactment of the Housing and Economic Recovery Act of 2008, which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the TALF and the PPIP.

We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF is intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York (“FRBNY”) will make up to $200 billion of loans under the TALF. The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. See “Business — Our Investments — Financing Strategy — The Term-Asset Backed Securities Loan Facility” and “Business — Our Investments — Financing Strategy — The Public-Private Investment Program” for a detailed description of the TALF and the PPIP.

Investment Activities

As of December 31, 2009, 19.1% of our equity was invested in Agency RMBS, 54.8% in non-Agency RMBS, 9.9% in CMBS, 2.0% in the Invesco PPIP Fund and 14.2% in other assets (including cash and restricted cash). We use leverage on our target assets to achieve our return objectives. For our investments in Agency RMBS, we focus on securities we believe provide attractive returns when levered approximately 6 to 8 times. For our investments in non-Agency RMBS, we primarily focus on securities we believe provide attractive unlevered returns, however, in the future we may employ leverage of up to 1 time. We leverage our CMBS 3 to 5 times. In addition, we may use other financing, including other PPIP funds and private financing.

As of December 31, 2009, we had approximately $161.1 million in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $261.8 million in 15-year fixed rate, approximately $123.5 million in hybrid adjustable-rate mortgages (“ARMs”) and approximately $10.0 million in ARMs we believe to have similar durations based on prepayment speeds. As of December 31, 2009, we had purchased approximately $115.3 million non-Agency RMBS.

Our investments in CMBS are currently limited to securities for which we are able to obtain financing under the TALF. Our primary focus is on investing in AAA-rated securities issued prior to 2008. As of December 31, 2009, we had purchased approximately $101.1 million in CMBS and financed such purchases with an $80.4 million TALF loan. In addition, as of December 31, 2009, we had purchased approximately $29.7 million in CMOs.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2009:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency RMBS	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS-CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency RMBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%
_____________________
(1)           Weighted average coupon is presented net of servicing and other fees.
(2)           Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of December 31, 2009:

$ in thousands
Less than one year	—
Greater than one year and less than five years	483,540
Greater than or equal to five years	319,052
Total	802,592

The following table presents certain information about the carrying value of our available for sale mortgage-backed securities (“MBS”) as of December 31, 2009:

$ in thousands
Principal balance	847,873
Unamortized premium	26,174
Unamortized discount	(84,196)
Gross unrealized gains	14,595
Gross unrealized losses	(1,854)
Carrying value/estimated fair value	802,592

Financing and Other Liabilities. Following the closing of our IPO, we entered into repurchase agreements to finance the majority of our Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of December 31, 2009, we had entered into repurchase agreements totaling $546.0 million. In addition, we funded our CMBS portfolio with borrowings of $80.4 million under the TALF. The TALF loans are non-recourse and mature in July, August and December 2014. Finally, we committed to invest up to $25.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of December 31, 2009, $4.1 million of our commitment to the Invesco PPIP Fund has been called.

Hedging Instruments. We generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge.

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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or mark-to-market losses would reduce our shareholders’ equity.

As of December 31, 2009, we had entered into three interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $375.0 million of borrowings under our repurchase agreements. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of December 31, 2009:

Swap Transactions

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	08/05/2012	2.07%
SunTrust Bank	100,000	07/15/2014	2.79%
Credit Suisse International	100,000	02/24/2015	3.26%
Total/Weighted Average	375,000		2.58%

Book Value per Share

As of December 31, 2009, our book value per common share was $20.31 and on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership (which may be converted to common shares at the sole election of the Company) the book value per common share was $20.39.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with US GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” in the financial statements accompanying this Report.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the year ended December 31, 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008:

$ in thousands, except per share data	Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Revenues
Interest income	23,529	—
Interest expense	4,627	—
Net interest income	18,902	—

Other income
Gain on sale of investments	2,002
Equity in earnings and fair value change in unconsolidated limited partnerships	71	—
Total other income	2,073	—

Expenses
Management fee – related party	1,513	—
General and administrative	499	22
Insurance	723	—
Professional Fees	729	—
Total expenses	3,464	22
Net income (loss)	17,511	(22)

Net income attributable to non-controlling interest	2,417	—
Net income (loss) attributable to common shareholders	15,094	(22)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.37	NM
Dividends declared per common share	1.66	—

Weighted average number of shares of common stock:
Basic	4,480	NM
Diluted	5,198	NM
NM = not meaningful

Net Income Summary

For the year ended December 31, 2009, our net income was $15.1 million, or $3.37 basic and diluted net income per average share available to common shareholders.

Interest Income and Average Earning Asset Yield

We had average earning assets of $866.4 million for the year ended December 31, 2009. Our primary source of income is interest income. Our interest income was $23.5 million for the year ended December 31, 2009. The yield on our average investment portfolio was 6.10%. The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. At December 31, 2009, our 15-year Agency RMBS had a 3-month CPR of 15.0, the 30-year Agency RMBS portfolio had a 3-month CPR of 22.7, and our Agency hybrid ARMs portfolio prepaid at a 19.5 CPR. Our non-Agency RMBS portfolio paid at a 3-month CPR of 16.0 and our CMBS had no prepayment of principal. Overall, the weighted average 3-month CPR on our investment portfolio was 15.7.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $626.0 million and total interest expense of $4.6 million for the year ended December 31, 2009.

Our average cost of funds was 1.45% for the year ended December 31, 2009. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowings, as well as hedging costs for our interest rate hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $18.9 million for the year ended December 31, 2009. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.65% for the year ended December 31, 2009.

Gain on Sale of Investments

For the year ended December 31, 2009, we realized a gain on sale of investments of $2.0 million. The gain was primarily due to the rebalancing of the portfolio during the fourth quarter of 2009 as we acquired more non-Agency RMBS and CMBS and sold a portion of our Agency RMBS.

Equity in Earnings and Change in Fair Value of Unconsolidated Limited Partnerships

For the year ended December 31, 2009, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the Invesco PPIP Fund of approximately $63,000 and $8,000, respectively.

Expenses

We incurred management fees of $1.5 million for the year ended December 31, 2009, which are payable to our Manager under our management agreement. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager.

Our general and administrative expense of $499,000 for the year ended December 31, 2009, includes the salary and the bonus of our Chief Financial Officer, amortization of equity based compensation related to anticipated quarterly grants of our stock to our independent directors, payable subsequent to each calendar quarter, cash-based payments to our independent directors, derivative transaction fees, software licensing, industry memberships, filing fees, travel and entertainment and other miscellaneous general and administrative costs. Our insurance expense of $723,000 for the year ended December 31, 2009, represents the cost of liability insurance to indemnify our directors and officers.

Our professional fees of $729,000 for the year ended December 31, 2009 represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers.

Net Income and Return on Average Equity

Our net income was $17.5 million for the year ended December 31, 2009. Our annualized return on average equity was 19.35% for the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repayment of borrowings and other general business needs. Our primary sources of funds for liquidity consists of the net proceeds from our common equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities and/or equity or debt securities. We also have sought, and may continue to finance our assets under, and may otherwise participate in, programs established by the U.S. government.

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.  We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under borrowing arrangements.

As of December 31, 2009, we had entered into repurchase agreements with various counterparties for total borrowings of $546.0 million at a weighted average interest rate of 0.26% to finance our purchases of Agency RMBS. We generally target a debt-to-equity ratio with respect to our Agency RMBS of 6 to 8 times.  As of December 31, 2009, we had a ratio of 13.6 times which was related to the timing of cash received and the maturity of the repurchase agreements. The counterparty with the highest percentage of repurchase agreement balance had 32.1%. The repurchase obligations mature and reinvest every thirty to ninety days. See “— Contractual Obligations” below. Additionally, as of December 31, 2009, we had secured borrowings of $80.4 million under the TALF at a weighted average interest rate of 3.82% to finance our purchase of CMBS. We generally seek to borrow (on a non-recourse basis) between 3 and 5 times the amount of our shareholders’ equity and as of December 31, 2009, had a ratio of 3.9 times, which is consistent with funding limits under the TALF. The TALF loans are non-recourse and mature in July, August and December 2014.

As of December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under all of our repurchase agreements was approximately 5.6%. Across all of our repurchase facilities, the haircuts range from a low of 5.0% to a high of 8.0%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

As discussed above under “—Market Conditions,” the residential mortgage market in the United States has experienced difficult economic conditions including:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to potential security liquidations;

•	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and

•	significant disruption in financing of RMBS.

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

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, combined with cash flow from operations and available borrowing capacity, are sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and for other general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

Contractual Obligations

On July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum, calculated and payable quarterly in arrears. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

As of December 31, 2009, we committed to contribute up to $25.0 million to the Invesco PPIP Fund, which, in turn, invests in our target assets, and may seek additional investments in this or a similar PPIP managed by our Manager. As of December 31, 2009, $4.1 million of the commitment has been called. Pursuant to the terms of the management agreement, we pay our Manager a management fee. As a result, we do not pay any management or investment fees with respect to our investment in the Invesco PPIP Fund managed by our Manager. Our Manager waives all such fees.

Contractual Commitments

As of December 31, 2009, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	545,975	545,975	—	—	—
TALF financing	80,377	—	—	80,377	—
Invesco PPIP Fund investment	20,943	—	20,943	—	—
Total contractual obligations	647,295	545,975	20,943	80,377	—

       As of December 31, 2009, we had approximately $91,000 and $14.3 million in contractual interest payments related to our repurchase agreements and TALF financing respectively.

Off-Balance Sheet Arrangements

We committed to invest up to $25.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets, and may seek additional investments in this or a similar PPIP managed by our Manager. As of December 31, 2009, $4.1 million of the commitment has been called.

Shareholders’ Equity (Deficit)

On July 1, 2009, we successfully completed our IPO, pursuant to which we sold 8,500,000 shares of our common stock to the public at a price of $20.00 per share for net proceeds of $164.8 million. Concurrent with our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager at a price of $20.00 per share and our operating partnership sold 1,425,000 units of limited partnership interests in our operating partnership to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per unit. The net proceeds to us from this private offering was $30.0 million. We did not pay any underwriting discounts or commissions in connection with the private placement.

On July 27, 2009, the underwriters of our IPO exercised their over-allotment option to purchase an additional 311,200 shares of our common stock at a price of $20.00 per share for net proceeds of $6.1 million. Collectively, we received net proceeds from our IPO and the concurrent private offerings of approximately $200.9 million.

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.7 million, net of issuance costs of approximately $8.4 million.

Unrealized Gains and Losses

Unrealized fluctuations in market values of assets do not impact our US GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” We account for our investment securities as “available-for-sale.” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting, are also reflected in “Accumulated Other Comprehensive Income (Loss).”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $25,000 in restricted common stock annually. We recognized compensation expense of approximately $38,000 for the year ended December 31, 2009 and issued 912 shares of restricted stock to our  independent, non-executive directors pursuant to the Incentive Plan in 2009 related to shares earned for the third quarter of 2009. The number of shares issued was determined based on the closing price on the NYSE on the actual date of grant.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to continue to pay regular quarterly dividends to our shareholders in an amount equal at least 90% of our taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On October 13, 2009, we declared a dividend of $0.61 per share of common stock. The dividend was paid on November 12, 2009 to shareholders of record as of the close of business on October 23, 2009. On December 17, 2009, we declared a dividend of $1.05 per share of common stock to shareholders of record as of December 31, 2009, which was paid on January 27, 2010.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We believe that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2009. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2009. Consequently, we met the REIT income and asset test. We also met all REIT requirements regarding the ownership of our common stock. Therefore, as of December 31, 2009, we believe that we were in a position to qualify as a REIT under the Code.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk are related to interest rate, prepayment and market value. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically of limited duration and will be periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, interest rate caps and interest rate floors.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part upon differences between the yields earned on our investments and our costs of borrowing and interest rate hedging activities. Most of our repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread will vary depending on the type of underlying asset which collateralizes the financing. Accordingly, the portion of our portfolio which consists of floating interest rate assets are match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets are not match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This increase in borrowing costs results in the narrowing of the net interest spread between the related assets and borrowings and may result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities.

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

It is important to note that the impact of changing interest rates on fair value can be significant when interest rates change materially. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change materially. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on us.

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

However, if prepayment rates decrease in a rising interest rate environment, then the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation could also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	7.79%	(1.71)%
+0.50%	5.76%	(0.73)%
-0.50%	(4.25)%	0.32%
-1.00%	(14.67)%	0.12%

Real Estate Risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the housing supply); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Credit Risk

We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS in our portfolio. We seek to manage this risk through our pre-acquisition due diligence process and through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are subject to the non-recourse financing. In addition, with respect to any particular asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Risk Management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods;

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are included under Item 15 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information about Director Nomineees,” “Information about the Executive Officers of the Company,” “Corporate Governance,” “Information about the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the caption “Security Ownership of Principal Shareholders,” “Security Ownership of Management,” and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” and possibly elsewhere therein. That information is incorporated into this Item 13 by reference.

Item 14.  Principal Accountant Fees and Services.

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 71-91 of this Report.

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:
EXHIBIT INDEX
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.
3.2
Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the SEC on June 18, 2009 (“Pre-Effective Amendment No. 8”).

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.1
Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.) and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.2
Management Agreement, dated as of July 1, 2009, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc. and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.3
First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.4§	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.
10.5§	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.6§	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.7§	Form of Restricted Stock Unit Award Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

§ Management contract or compensatory plan or arrangement.

(b) Exhibits: See (a)(3) above.

(c) Financial Statement Schedules: See (a)(2) above.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	72
Consolidated Statements of Operations for the year ended December 31, 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	73
Consolidated Statement Changes in Equity (Deficit) for the year ended December 31, 2009 and for the period from June 5, 2008 (Date of Inception) to December 31, 2008	74

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008.  These financial statements are the responsibility of Invesco Mortgage Capital Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for the year ended December 31, 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 23, 2010

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts
ASSETS	December 31, 2009	December 31, 2008
Mortgage-backed securities, at fair value	802,592	—
Cash	24,041	1
Restricted cash	14,432	—
Principal paydown receivable	2,737	—
Investments in unconsolidated limited partnerships, at fair value	4,128	—
Accrued interest receivable	3,518	—
Prepaid insurance	681	—
Deferred offering costs	288	978
Other assets	983	—
Total assets	853,400	979

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Repurchase agreements	545,975	—
TALF financing	80,377	—
Derivative liability, at fair value	3,782	—
Dividends and distributions payable	10,828	—
Accrued interest payable	598	—
Accounts payable and accrued expenses	665	—
Due to affiliate	865	1,000
Total liabilities	643,090	1,000

Equity (Deficit):
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 8,887,212 shares issued and outstanding	89	—
Additional paid in capital	172,385	1
Accumulated other comprehensive income	7,721	—
Retained earnings (accumulated deficit)	320	(22)
Total shareholders’ equity (deficit)	180,515	(21)

Non-controlling interest	29,795	—
Total equity (deficit)	210,310	(21)

Total liabilities and equity	853,400	979

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

$ in thousands, except per share data	Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Revenues
Interest income	23,529	—
Interest expense	4,627	—
Net interest income	18,902	—

Other income
Gain on sale of investments	2,002
Equity in earnings and fair value change in unconsolidated limited partnerships	71	—
Total other income	2,073	—

Expenses
Management fee – related party	1,513	—
General and administrative	499	22
Insurance	723	—
Professional Fees	729	—
Total expenses	3,464	22
Net income (loss)	17,511	(22)

Net income attributable to non-controlling interest	2,417	—
Net income (loss) attributable to common shareholders	15,094	(22)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.37	NM
Weighted average number of shares of common stock:

Dividends declared per common share	1.66	—
Basic	4,480	NM
Diluted	5,198	NM

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
Year Ended December 31, 2009 and for the Period from June 5, 2008 (Date of Inception) to December 31, 2008

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders Equity (Deficit)	Non-Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance at June 5, 2008	—	—	—	—	—	—	—	—	—
Issuance of common stock	100	—	1	—	—	1	—	1	—
Net loss	—	—	—	—	(22)	(22)	—	(22)	(22)
Balance at December 31, 2008	100	—	1	—	(22)	(21)	—	(21)	(22)
Net income	—	—	—	—	15,094	15,094	2,417	17,511	17,511
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	10,980	—	10,980	1,761	12,741	12,741
Change in net unrealized gains and losses on derivatives	—	—	—	(3,259)	—	(3,259)	(523)	(3,782)	(3,782)
Total comprehensive income									26,470
Net proceeds from common stock, net of offering costs	8,886,200	89	172,352	—	—	172,441	—	172,441
Proceeds from private placement of OP units							28,500	28,500
Common stock dividends	—	—	—	—	(14,752)	(14,752)	—	(14,752)
Common unit dividends	—	—	—	—	—	—	(2,366)	(2,366)
Amortization of equity-based compensation	912	—	32	—	—	32	6	38
Balance at December 31, 2009	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Cash Flows from Operating Activities
Net income (loss)	17,511	(22)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	(1,764)	—
Gain on sale of mortgage-backed securities	(2,002)	—
Equity in earnings and fair value change in unconsolidated limited partnerships	(71)	—
Amortization of equity-based compensation	38	—
Changes in operating assets and liabilities
Increase in accrued interest	(3,518)	—
Increase in prepaid insurance	(681)	—
Decrease (increase) in deferred offering costs	973	(978)
Increase in other assets	(682)	—
Increase in accrued interest payable	598	—
Increase in due to affiliate	756	1,000
Increase in accounts payable and accrued expenses	320	—
Net cash provided by operating activities	11,478	—

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(961,356)	—
Investment in PPIP	(4,359)	—
Principal payments of mortgage-backed securities	71,961	—
Proceeds from sale of mortgage-backed securities	100,573	—
Net cash used in investing activities	(793,181)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	171,613	1
Restricted cash	(14,432)	—
Proceeds from private placement of OP units	28,500	—
Proceeds from repurchase agreements	2,766,266	—
Principal repayments of repurchase agreements	(2,220,291)	—
Proceeds from TALF financing	80,407	—
Principal payments of TALF financing	(30)	—
Payments of dividends and distributions	(6,290)	—
Net cash provided by financing activities	805,743	1

Net increase in cash	24,040	1
Cash, Beginning of Period	1	—

Cash, End of Period	24,041	1
Supplement disclosure of cash flow information
Interest paid	4,030	—

Non-cash investing and financing activities information
Net change in unrealized gain on available-for-sale securities and derivatives	8,959	—

Net change in investment in PPIP	302	—

Dividends and distributions declared not paid	10,828	—

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Invesco Mortgage Capital Inc. (“Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a global investment management company.

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) and as its sole general partner. As of December 31, 2009, the Company owned 86.2% of the Operating Partnership and Invesco Investments (Bermuda) Ltd. owned the remaining 13.8%.

The Company finances its Agency RMBS, and may in the future finance its Non-Agency RMBS investments, primarily through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company finances its CMBS portfolio with financings under the Term Asset-Backed Securities Lending Facility (“TALF”). The Company may finance its investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager. In addition, the Company may use other sources of financing including investments in PPIFs, committed borrowing facilities and other private financing.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with the Company’s taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its shareholders annually.

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

Use of Estimates

The accounting and reporting policies of the Company conform to Accounting Principals Generally Accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments and interest income on mortgage-backed securities (“MBS”). Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2009, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital.  Deferred offering costs consist of legal and other costs of approximately $1.0 million and $0.3 million incurred through December 31, 2008 and 2009 that are related to the IPO and a follow-on equity offering, respectively. Costs related to the IPO of approximately $13.9 million incurred through December 31, 2009, were charged to capital upon the completion of the IPO on July 1, 2009. The costs incurred in connection with the follow-on offering of $0.3 million are currently being deferred, but will be charged to capital upon the closing of the follow-on offering.

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

In instances where the Company acquires Agency RMBS or Non-Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS or Non-Agency RMBS were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase Agency RMBS or Non-Agency RMBS as a derivative instrument the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchased assets are financed with the same counterparty:

•	the initial transfer of and repurchase financing cannot be contractually contingent;
•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;
•	the financial asset has an active market and the transfer is executed at market rates; and
•	the repurchase agreement and financial asset do not mature simultaneously.

For assets representing available-for-sale investment securities, which are the case with respect to the Company’s portfolio of investments, any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

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

Fair Value Measurements

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2, and 3, as defined). In accordance with US GAAP, the Company is required to provide enhanced disclosures regarding instruments in the level 3 category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.

Additionally, US GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

During 2009, the Company elected the fair value option for its investments in unconsolidated limited partnerships. The Company has the one-time option to elect fair value for these financial assets on the election date. The changes in the fair value of these instruments are recorded in equity in earnings and fair value change in unconsolidated limited partnerships in the consolidated statements of operations.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities that the Company has the intent or for which it is more likely than not that the Company will need to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholders’ equity in other comprehensive income with no change to the cost basis of the security.

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

Investments in Unconsolidated Limited Partnerships

The Company has investments in unconsolidated limited partnerships. In circumstances where the Company has a non-controlling interest but are deemed to be able to exert influence over the affairs of the enterprise the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

The Company elected the fair value option for investments in unconsolidated limited partnerships. The election for investments in unconsolidated limited partnerships was made upon their initial recognition in the financial statements. The Company has elected the fair value option for the investments in unconsolidated limited partnerships for the purpose of enhancing the transparency of its financial condition.

The Company measures the fair value of the investments in unconsolidated limited partnerships on the basis of the net asset value per share of the investments as permitted in guidance effective for the interim and annual periods ending after December 15, 2009.

Dividends and distributions payable

Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common shareholders and distributions declared at the balance sheet date which are payable to non-controlling interest common unit holders of the Operating Partnership, respectively.

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the period from June 5, 2008 (date of inception) to December 31, 2008, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Comprehensive Income

            Comprehensive income is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivatives accounted for as cash flow hedges.

Accounting for Derivative Financial Instruments

US GAAP provides disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. US GAAP requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with the Company’s taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its shareholders and provided the Company satisfies, on a continuing basis through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

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

Share-Based Compensation

Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation cost relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant.

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate its officers under this plan pursuant to the management agreement.

Recent Accounting Pronouncements

In January 2009, the FASB issued an accounting pronouncement which amends previously issued impairment guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The pronouncement also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in other related guidance. The pronouncement is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company's adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. The pronouncement applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The pronouncement will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The Company's adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The pronouncement will be applied prospectively and retrospective application is not permitted. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement which will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The pronouncement would apply to certain financial instruments and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements

In March 2008, the FASB issued an accounting pronouncement which requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and became applicable to the Company beginning in the first quarter of 2009. The Company's adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements, but did require additional disclosures in Note 6, “Derivatives and Hedging Activities.”

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement for the quarter ended June 30, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows. In February 2010, the SEC rescinded the disclosure requirement for public companies. In June 2009, the FASB issued an accounting pronouncement which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company will adopt the pronouncement in fiscal 2010 and is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities; (ii) a new approach for determining who should consolidate a variable-interest entity; and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt the pronouncement in fiscal 2010 and is evaluating the impact it will have on the results of operations and financial position of the Company.

In June 2009, the FASB issued an accounting pronouncement which approved the Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative U.S. US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The pronouncement is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification when referring to US GAAP in the Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued guidance on Fair Value Measurements and Disclosures. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in US GAAP on investments in debt and equity securities. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this update are effective for the interim and annual periods ending after December 15, 2009.

Recent Accounting Pronouncement Not Yet Adopted

In January 2010, the FASB updated guidance on, Improving Disclosures about Fair Value Measurements. The guidance required a number of additional disclosures regarding fair value measurements. Specifically, entities should disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. As such, for the company, the new disclosures will be required in the Form 10-Q for the quarter ended March 31, 2010.

Note 3 - Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2009, all of the Company’s MBS values were based on third-party values. The following table presents certain information related to the Company’s investment portfolio at December 31, 2009.
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS – CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency MBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%
_____________________
(1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2) Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at December 31, 2009 are presented below.

$ in thousands
Principal balance	847,873
Unamortized premium	26,174
Unamortized discount	(84,196)
Gross unrealized gains	14,595
Gross unrealized losses	(1,854)
Carrying value/estimated fair value	802,592

The following table summarizes the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of December 31, 2009:

$ in thousands
Less than one year	—
Greater than one year and less than five years	483,540
Greater than or equal to five years	319,052
Total	802,592

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis. At December 31, 2009, the Company considered none of its investment securities to be other-than-temporarily impaired. Twelve securities that have unrealized losses have been in an unrealized loss position for less than twelve months.

Note 4 – Investments in Unconsolidated Limited Partnerships – Related Party

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Fund”). In addition the Manager identified a whole loan transaction, which resulted in the Company being admitted into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (an “AIV”). The Company’s overall commitment in the Fund and AIV is $25.0 million, of which $4.1 million has been called as of December 31, 2009. The Fund and AIV limited partnership agreements provide for additional subscriptions of limited partners within six months of the initial closing. As of December 31, 2009, the Fund and AIV have accepted additional subscriptions, which effectively dilute the Company’s initial ownership interest in the Fund and AIV. In connection, with the dilution of the Company’s interest in the Fund and AIV the Company is entitled to receive approximately $1.0 million as a return of capital, which is subject to future capital calls. The Company realized approximately $63,000 of equity in earnings and $8,000 of unrealized appreciation from these investments for the year ended December 31, 2009.

The non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, and profit and losses of the entity are allocated in accordance with the terms of the partnership agreement. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for both investments in unconsolidated limited partnerships. The fair value measurement for the investment in unconsolidated limited partnerships is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and reinvest every thirty to ninety days and have a weighted average aggregate interest rate of 0.26% at December 31, 2009. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2009:

$ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse	109,697	20%	110,501
Barclay's Bank	62,279	12%	64,228
RBS Securities	83,093	15%	86,503
Deutsche Bank	115,764	21%	113,804
Goldman Sachs	175,142	32%	182,731
Total	545,975	100%	557,767

TALF Financing

Under the TALF, the Federal Reserve makes non-recourse loans to borrowers to fund purchases of asset-backed securities. The Company has secured borrowings of $80.4 million under the TALF at a weighted average interest rate of 3.82% at December 31, 2009. The TALF loans are non-recourse, however they are secured by $101.1 million of CMBS, and mature in July, August and December 2014.

At December 31, 2009, the TALF financing agreements had the following remaining maturities:

$ in thousands
2010	—
2011	—
2012	—
2013	—
2014	80,377
Thereafter	—
Total	80,377

Note 6 - Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to three month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2009, the Company recorded no unrealized swap gain / losses in earnings as hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $7.2 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 62 months.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	08/05/2012	2.07%
SunTrust Bank	100,000	07/15/2014	2.79%
Credit Suisse International	100,000	02/24/2015	3.26%
Total/Weighted Average	375,000		2.58%

At December 31, 2009, the Company’s counterparties hold approximately $14.4 million of cash margin deposits and approximately $6.4 million in agency RMBS as collateral against its swap contracts.  The cash is classified as restricted cash and the agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31, 2009 and December 31, 2008.

$ in thousands
Asset Derivatives				Liability Derivatives
As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	3,782	Interest rate swap liability	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the year ended December 31, 2009.

$ in thousands
Derivative type for cash flow Hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	6,420	Interest Expense	2,638	Other Expense	—

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

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $14.4 million. If the Company had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value.

Note 7 - Financial Instruments

US GAAP defines fair value, provides a consistent framework for measuring fair value under US GAAP and ASC 820 expands fair value financial statement disclosure requirements. ASC 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

                • Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values, on a recurring basis, of the Company’s MBS, investments in unconsolidated limited partnerships and interest rate hedges based on the level of inputs are summarized below:

	December 31, 2009
	Fair Value Measurements Using
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities	—	802,592	—	802,592
Investments in unconsolidated limited partnerships	—	—	4,128	4,128
Total	—	802,592	4,128	806,720
Liabilities
Derivatives	—	3,782	—	3,782
Total	—	3,782	—	3,782

The fair value of the TALF debt and repurchase agreements are based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At December 31, 2009 the TALF debt had a fair value of $80.0 million and a carrying value of $80.4 million and the repurchase agreements had a fair value of $546.1 million and a carrying value of $546.0 million.

Changes in assets measured at fair value using Level 3 inputs for the year ended December 31, 2009 include unrealized gains of $71,000.

Note 8 - Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 1, 2009, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

Management Fee

The Company pays the Manager a management fee equal to 1.50% of the Company’s shareholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in US GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.

Shareholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of shareholders’ equity shown on the Company’s consolidated financial statements. The Company treats outstanding limited partner interests (not held by the Company) as outstanding shares of capital stock for purposes of calculating the management fee.

The Manager has agreed to reduce the management fee payable in respect of any equity investment the Company may decide to make in any legacy securities or legacy loan PPIF if managed by the Manager or any of its affiliates. However, the Manager’s management fee will not be reduced in respect of any equity investment the Company may decide to make in a legacy securities or legacy loan PPIF managed by an entity other than the Manager or any of its affiliates. Because the Company pays the Manager a management fee pursuant to the management agreement, the Company does not pay any management or investment fees with respect to the investment in the Invesco PPIP Fund managed by the Manager. The Manager waives all such fees.

For the year ended December 31, 2009, the Company incurred management fees of approximately $1.5 million of which approximately $756,000 was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $1.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. Included in these costs $92,000 was capitalized as deferred offering costs for the year ended December 31, 2009. In addition, approximately $366,000 and $22,000 were expensed for the year ended December 31, 2009 and 2008, respectively and approximately $660,000 was charged against equity as a cost of raising capital for the year ended December 31, 2009. As of December 31, 2009, the Company owed the Manager approximately $109,000 for these expenses.

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 9 – Shareholders’ Equity (Deficit)

Securities Convertible into Shares of Common Stock

As of the completion of the Company’s IPO on July 1, 2009, (i) the limited partners who hold OP Units of the Operating Partnership have the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s sole discretion, it may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed, and (ii) the Company adopted an equity incentive plan which includes the ability of the Company to grant securities convertible to the Company’s common stock to the executive officers, independent directors and personnel of the Manager.

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

Public Offerings and Private Placement

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

On July 1, 2009, the Company completed its IPO pursuant to which it sold 8,500,000 shares of common stock to the public at a price of $20.00 per share, for net proceeds of $164.8 million. Concurrent with the IPO, the Company completed a private offering in which it sold 75,000 shares of common stock to the Manager at a price of $20.00 per share and the Operating Partnership sold 1,425,000 units of limited partnership interest to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco, at a price of $20.00 per unit. The net proceeds to the Company from this private offering was $30.0 million. The Company did not pay any underwriting discounts or commissions in connection with the private offering.

On July 27, 2009, the underwriters in the Company’s IPO exercised their over-allotment option to purchase an additional 311,200 shares of common stock at a price of $20.00 per share, for net proceeds of $6.1 million. Collectively, the Company received net proceeds from the IPO and the concurrent private offering of approximately $200.9 million.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the directors, officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 for the year ended December 31, 2009. The Company issued 912 shares of restricted stock pursuant to this plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of grant.

Dividends

On October 13, 2009, the Company declared a dividend of $0.61 per share of common stock. The dividend was paid on November 12, 2009 to shareholders of record as of the close of business on October 23, 2009.

On December 17, 2009, the Company declared a dividend of $1.05 per share of common stock. The dividend was paid on January 27, 2010 to shareholders of record as of the close of business on December 31, 2009.

Note 10 – Earnings per Share

Earnings per share for the year ended December 31, 2009 is computed as follows:

$ in thousands
Numerator (Income)
Basic Earnings
Net income available to common shareholders	15,094
Effect of dilutive securities:
Income allocated to non-controlling interest	2,417
Dilutive net income available to shareholders	17,511

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	4,480
Effect of dilutive securities:
OP Units	718
Dilutive Shares	5,198

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2009, non-controlling interest related to the aggregate limited partnership units of 1,425,000, represented a 13.8% interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the year ended December 31, 2009 was approximately $2.4 million. Distributions paid and payable to the non-controlling interest was approximately $0.9 million and $1.5 million, respectively.

Note 12 - Summarized Quarterly (Unaudited)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2009 (summarized quarterly results for 2008 are not meaningful and are therefore omitted).

$ in thousands, except per share data Quarter Ended 2009	December 31	September 30	June 30	March 31
Revenues
Interest income	12,546	10,983	—	—
Interest expense	2,557	2,070	—	—
Net interest income	9,989	8,913	—	—

Other income (loss)
Gain on sale of investments	2,002	—	—	—
Other Income (expense)	84	(13)	—	—
Total other income (loss)	2,086	(13)	—	—
Expenses	1,605	1,727	84	48
Net income (loss)	10,470	7,173	(84)	(48)

Net income attributable to non-controlling interest	1,447	970	—	—
Net income (loss) attributable to common shareholders	9,023	6,203	(84)	(48)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	1.02	0.70	NM	NM

NM = not meaningful

Note 13 - Subsequent Events

Dividends

On December 17, 2009, the Company declared a dividend of $1.05 per share of common stock for the fourth quarter 2009. The dividend was paid on January 27, 2010 to shareholders of record as of the close of business on December 31, 2009.

Follow-on Public Offering

On January 15, 2010, the Company completed a public offering of 7,000,000 shares of common stock and an issuance of additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.7 million, net of issuance costs of approximately $8.4 million.

Share-Based Compensation

The Company issued 834 shares of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors on February 19, 2010. The fair market value of the shares granted was determined by the closing stock market price on the date of grant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.
By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer
Date:	March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Richard J. King Richard J. King	President and Chief Executive Officer (principal executive officer)	March 24, 2010
By:	/s/ Donald R. Ramon Donald R. Ramon	Chief Financial Officer (principal financial and accounting officer)	March 24, 2010
By:	/s/ G. Mark Armour G. Mark Armour	Director	March 24, 2010
By:	/s/ Karen Dunn Kelley Karen Dunn Kelley	Director	March 24, 2010
By:	/s/ James S. Balloun James S. Balloun	Director	March 24, 2010
By:	/s/ John S. Day John S. Day	Director	March 24, 2010
By:	/s/ Neil Williams Neil Williams	Director	March 24, 2010