Form 10-K/A
Invesco Mortgage Capital Inc.
filed 2010-04-29
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 9, 2010, there were 16,938,046 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010 (our “Report”), is solely to include language in the independent registered public accounting firm’s report included in Part II, Item 8 of this Amendment that an audit of our internal control over financial reporting was not required nor performed.  This Amendment does not reflect a change in our results of operations or financial position as previously reported in our financial statements.

This Amendment is limited in scope to the information identified above and should be read in conjunction with our Report and our other filings with the SEC.

This Amendment does not reflect events occurring after the filing of our Report or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of our Report.
.

Invesco Mortgage Capital Inc.

TABLE OF CONTENTS

Part II
Item 8.	Financial Statements and Supplementary Data	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules	3
SIGNATURE		27

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are included under Item 15 of this Amendment.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 4-26 of this Amendment.

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

10.4§	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.
10.5§	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.6§	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.
10.7§*	Form of Restricted Stock Unit Award Agreement.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-oxley Act of 2002.
31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

§ Management contract or compensatory plan or arrangement.

*Previously filed

(b) Exhibits: See (a)(3) above.

(c) Financial Statement Schedules: See (a)(2) above.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	6

Consolidated Statements of Operations for the year ended December 31, 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	7

Consolidated Statement Changes in Equity (Deficit) for the year ended December 31, 2009 and for the period from June 5, 2008 (Date of Inception) to December 31, 2008	8
Consolidated Statements of Cash Flows for the year ended December 31, 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	9

Notes to Consolidated Financial Statements	10

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Invesco Mortgage Capital Inc. is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Invesco Mortgage Capital Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.
By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer
Date:	April 29, 2010