Form 10-Q
period 2010-03-31
Invesco Mortgage Capital Inc.
filed 2010-05-14
CIK 1437071

[M

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________   to  _________________

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

As of May 14, 2010, there were 25,938,046 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.                      FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts
ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
Mortgage-backed securities, at fair value	1,436,005	802,592
Cash	9,186	24,041
Restricted cash	30,614	14,432
Principal paydown receivable	12,287	2,737
Investments in unconsolidated limited partnerships, at fair value	28,683	4,128
Accrued interest receivable	6,270	3,518
Derivative asset, at fair value	44	—
Prepaid insurance	335	681
Deferred offering costs	—	288
Other assets	504	983
Total assets	1,523,928	853,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	961,163	545,975
TALF financing	151,819	80,377
Derivative liability, at fair value	9,197	3,782
Dividends and distributions payable	14,323	10,828
Payable for investment securities purchased	12,357	—
Accrued interest payable	977	598
Accounts payable and accrued expenses	820	665
Due to affiliate	1,296	865
Total liabilities	1,151,952	643,090

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 16,938,046 and 8,887,212 shares issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	170	89
Additional paid in capital	334,904	172,385
Accumulated other comprehensive income	7,533	7,721
Retained earnings (deficit)	(843)	320
Total shareholders’ equity	341,764	180,515

Non-controlling interest	30,212	29,795
Total equity	371,976	210,310

Total liabilities and equity	1,523,928	853,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

$ in thousands, except per share data	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Revenues
Interest income	18,010	—
Interest expense	3,652	—
Net interest income	14,358	—

Other income (loss) Gain on sale of investments	733	—
Equity in earnings and fair value change in unconsolidated limited partnerships	446	—
Loss on other-than-temporarily impaired securities	(124)	—
Unrealized loss on interest rate swaps	(25)	—
Total other income	1,030	—

Expenses
Management fee – related party	1,284	—
General and administrative	182	45
Insurance	346	—
Professional Fees	409	3
Total expenses	2,221	48
Net income (loss)	13,167	(48)

Net income attributable to non-controlling interest	1,118	—
Net income (loss) attributable to common shareholders	12,049	(48)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.77	NM
Dividends declared per common share	0.78	—
Weighted average number of shares of common stock:
Basic	15,685	NM
Diluted	17,111	NM

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2010
(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders Equity	Non-Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance at January 1, 2010	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310	26,470
Net income	—	—	—	—	12,049	12,049	1,118	13,167	13,167
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	4,531	—	4,531	1,035	5,566	5,566
Change in net unrealized gains and losses on derivatives	—	—	—	(4,719)	—	(4,719)	(627)	(5,346)	(5,346)
Total comprehensive income									39,857
Net proceeds from common stock, net of offering costs	8,050,000	81	162,501	—	—	162,582	—	162,582
Stock awards to directors	834	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(13,212)	(13,212)	—	(13,212)
Common unit dividends	—	—	—	—	—	—	(1,112)	(1,112)
Amortization of equity-based compensation	—	—	18	—	—	18	3	21
Balance at March 31, 2010	16,938,046	170	334,904	7,533	(843)	341,764	30,212	371,976

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash Flows from Operating Activities
Net income (loss)	13,167	(48)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	(1,925)	—
Unrealized loss on derivatives	25	—
Gain on sale of mortgage-backed securities	(733)	—
Loss on other-than-temporarily impaired securities	124	—
Equity in earnings and fair value change in unconsolidated limited partnerships	(446)	—
Amortization of equity-based compensation	21	—
Changes in operating assets and liabilities
Increase in accrued interest	(2,752)	—
(Increase) decrease in prepaid insurance	346	—
(Increase) decrease in deferred offering costs	20	(235)
Increase in other assets	480	—
Increase in accrued interest payable	379	—
Increase in due to affiliate	529	283
Increase (decrease) in accounts payable and accrued expenses	324	—
Net cash provided by operating activities	9,559	—

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(775,561)	—
Investment in PPIP	(11,771)	—
Principal payments of mortgage-backed securities	65,868	—
Proceeds from sale of mortgage-backed securities	74,849	—
Net cash used in investing activities	(646,615)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	162,582	—
Restricted cash	(16,182)	—
Proceeds from repurchase agreements	2,527,880	—
Principal repayments of repurchase agreements	(2,112,692)	—
Proceeds from TALF financing	71,525	—
Principal payments of TALF financing	(84)	—
Payments of dividends and distributions	(10,828)	—
Net cash provided by financing activities	622,201	—

Net change in cash	(14,855)	—
Cash, Beginning of Period	24,041	1

Cash, End of Period	9,186	1
Supplement disclosure of cash flow information
Interest paid	3,273	—

Non-cash investing and financing activities information
Net change in unrealized gain (loss) on available-for-sale securities and derivatives	220	—
Net change in investment in PPIP	12,339	—
Dividends and distributions declared not paid	14,323	—

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization and Business Operations

Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency (“Non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a global investment management company.

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2010, the Company owned 92.2% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 7.8%.

The Company finances its Agency RMBS and Non-Agency RMBS and some of its CMBS investments, through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company has financed its CMBS portfolio with financings under the Term Asset-Backed Securities Lending Facility (“TALF”). The Company has also financed, and may do so again in the future, investments in CMBS under private equity sources.  The Company also finances its investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010 and amended on April 29, 2010. The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The accounting and reporting policies of the Company conform to US GAAP. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities (“MBS”) and other-than-temporary impairment charges. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At March 31, 2010, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital.  At December 31, 2009, deferred offering costs consisted of legal and other costs of approximately $288,000 related to the follow-on public offering completed on January 15, 2010 (the “January Offering”).

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and the January Offering are reflected as a reduction of additional paid-in-capital.

Repurchase Agreements

The Company finances its Agency RMBS, Non-Agency RMBS and CMBS investment portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

In instances where the Company acquires Agency RMBS, Non-Agency RMBS or CMBS through repurchase agreements with the same counterparty from whom the Agency RMBS, Non-Agency RMBS or CMBS were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase Agency RMBS, Non-Agency RMBS or CMBS as a derivative instrument if the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty as follows:

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

Fair Value Measurements

In January 2010, the FASB updated guidance entitled, “Improving Disclosures about Fair Value Measurements.” The guidance required a number of additional disclosures regarding fair value measurements. Specifically, entities should disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted these provisions in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated statements of operations and consolidated balance sheets.

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

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity.  When applicable, included with available-for-sale securities are forward purchase commitments on to be announced securities (“TBA”).  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.

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

Investments in Unconsolidated Limited Partnerships

The Company has investments in unconsolidated limited partnerships. In circumstances where the Company has a non-controlling interest but is deemed to be able to exert influence over the affairs of the enterprise the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

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

The Company measures the fair value of the investments in unconsolidated limited partnerships on the basis of the net asset value per share of the investments as permitted in guidance effective for the interim and annual periods ended after December 15, 2009.

Dividends and Distributions Payable

Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common shareholders and distributions declared at the balance sheet date which are payable to non-controlling interest common unit holders of the Operating Partnership, respectively.

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.   For the three months ended March 31, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under US GAAP.

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

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

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

Share-Based Compensation

Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation cost relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant, for awards to the Company’s independent directors. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimate fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned.

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate its officers and employees of the Manager under this plan pursuant to the management agreement.

Note 3 – Mortgage-Backed Securities

    All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2010, all of the Company’s MBS values were based on third-party values. The following tables present certain information about the Company’s investment portfolio at March 31, 2010 and December 31, 2009.

March 31, 2010 $ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	292,729	11,512	304,241	3,276	307,517	4.86%	3.54%
30 year fixed-rate	342,080	22,672	364,752	870	365,622	5.90%	3.94%
ARM	9,377	208	9,585	(257)	9,328	3.08%	2.53%
Hybrid ARM	128,763	6,027	134,790	(353)	134,437	4.98%	2.78%
Total Agency	772,949	40,419	813,368	3,536	816,904	5.32%	3.58%

MBS – CMO	23,411	739	24,150	575	24,725	6.33%	4.88%
Non-Agency MBS	613,798	(241,270)	372,528	6,804	379,332	3.80%	11.58%
CMBS	209,512	(1,861)	207,651	7,393	215,044	5.07%	5.27%
Total	1,619,670	(201,973)	1,417,697	18,308	1,436,005	4.72%	5.95%

December 31, 2009 $ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS – CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency MBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%
_____________________
(1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2) Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at March 31, 2010 and December 31, 2009 are presented below.

$ in thousands	March 31, 2010	December 31, 2009
Principal balance	1,619,670	847,873
Unamortized premium	43,549	26,174
Unamortized discount	(245,522)	(84,196)
Gross unrealized gains	28,133	14,595
Gross unrealized losses	(9,825)	(1,854)
Fair value	1,436,005	802,592

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of March 31, 2010:

$ in thousands	March 31, 2010	December 31, 2009
Less than one year	1,382	—
Greater than one year and less than five years	813,500	483,540
Greater than or equal to five years	621,123	319,052
Total	1,436,005	802,592

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

 During the three months ended March 31, 2010, the trustees of certain non-Agency RMBS notified the Company that due to the deterioration in the credit quality of the underlying collateral in these securitizations, a portion of the principal of these securities had no value. Accordingly, the Company recognized a $124,000 loss on other-than-temporarily impaired securities in the consolidated statement of operations for the three months ended March 31, 2010, which had been included in accumulated other comprehensive income.

The following tables present the gross unrealized losses and estimated fair value of the Company’s RMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, respectively:

March 31, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	26,814	(70)	—	—	26,814	(70)
30 year fixed-rate	182,629	(1,277)	—	—	182,629	(1,277)
ARM	9,328	(257)	—	—	9,328	(257)
Hybrid ARM	66,962	(706)	—	—	66,962	(706)
Total Agency	285,733	(2,310)	—	—	285,733	(2,310)

MBS – CMO	8,111	(50)	—	—	8,111	(50)
Non-Agency MBS	225,759	(7,131)	—	—	225,759	(7,131)
CMBS	41,159	(334)	—	—	41,159	(334)
Total	560,762	(9,825)	—	—	560,762	(9,825)

December 31, 2009	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	42,446	(82)	—	—	42,446	(82)
30 year fixed-rate	22,195	(70)	—	—	22,195	(70)
ARM	9,976	(281)	—	—	9,976	(281)
Hybrid ARM	—	—	—	—	—	—
Total Agency	74,617	(433)	—	—	74,617	(433)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	13,499	(1,044)	—	—	13,499	(1,044)
CMBS	18,281	(376)	—	—	18,281	(376)
Total	106,397	(1,853)	—	—	106,397	(1,853)

Note 4 – Investments in Unconsolidated Limited Partnerships

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF established and managed by the Manager or one of its affiliates, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Fund”) that receives financing under the U.S. government’s Public-Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction, which resulted in the Company being admitted into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (an “AIV”). The Company’s initial commitment in the Fund and AIV was $25.0 million. The Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010 the Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Fund and AIV. In connection with the increase of the Company’s interest in the Fund and AIV, the Company is committed to fund approximately $12.1 million of additional capital at March 31, 2010. The Company realized approximately $230,000 of equity in earnings and $216,000 of unrealized appreciation from these investments for the three months ended March 31, 2010.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, and profit and losses of the entity are allocated in accordance with the terms of the partnership agreement. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for both investments in unconsolidated limited partnerships. The fair value measurement for the investment in unconsolidated limited partnerships is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and reinvest every thirty to ninety days and have a weighted average aggregate interest rate of 0.47% and 0.26% at March 31, 2010 and December 31, 2009, respectively. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.  The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2010 and December 31, 2009:

$ in thousands	March 31, 2010		December 31, 2009
	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
Agency RMBS	773,490	0.24%	545,975	0.26%
Non-Agency RBS	169,534	1.49%	—	—
CMBS	18,139	1.05%	—	—
Total	961,163	0.47%	545,975	0.26%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2010 and December 31, 2009:

March 31, 2010 $ in thousands Purchase A greement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse	362,426	38%	422,698
Barclay's Bank	59,581	6%	62,610
RBS Securities	127,199	13%	157,560
Deutsche Bank	77,279	8%	82,236
Goldman Sachs	173,260	18%	182,031
BNP Paribas	70,265	7%	72,613
Wells Fargo	60,605	7%	62,960
Nomura	30,548	3%	32,158
Total	961,163	100%	1,074,866
December 31, 2009 $ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse	109,697	20%	110,501
Barclay's Bank	62,279	12%	64,228
RBS Securities	83,093	15%	86,503
Deutsche Bank	115,764	21%	113,804
Goldman Sachs	175,142	32%	182,731
Total	545,975	100%	557,767

Cash collateral held by the counterparties at March 31, 2010 and December 31, 2009 were $29.5 million and $14.0 million, respectively.

TALF Financing

Under the TALF, the Federal Reserve made non-recourse loans to borrowers to fund purchases of asset-backed securities (“ABS”).  The TALF facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010.  The Company has secured borrowings of $151.8 million under the TALF at a weighted average interest rate of 3.56% and 3.82% at March 31, 2010 and December 31, 2009, respectively. The TALF loans are non-recourse. However, they are secured by $194.6 million of CMBS, and mature in February 2013, July 2014, August 2014, December 2014 and January 2015.

At March 31, 2010, the TALF financing agreements had the following remaining maturities:

$ in thousands	March 31, 2010
2011	—
2012	—
2013	33,764
2014	80,342
2015	37,713
Thereafter	—
Total	151,819

Note 6 – Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010, the Company recorded $25,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $13.0 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 64 months.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional Amount $ - in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Total/Weighted Average	675,000		2.54%

At March 31, 2010, the Company’s counterparties held approximately $1.1 million of cash margin deposits and approximately $13.2 million of RMBS as collateral against its swap contracts.  The cash is classified as restricted cash and the agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2010 and December 31, 2009.

$ in thousands
Asset Derivatives				Liability Derivatives
As of March 31, 2010		As of December 31, 2009		As of March 31, 2010		As of December 31, 2009
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	44	Interest rate swap asset	—	Interest rate swap liability	9,197	Interest rate swap liability	3,782

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2010.

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	7,145	Interest Expense	1,799	Other Expense	25

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

The Company has an agreement with one of its derivative counterparties that contains a provision where if the Company fails to maintain a minimum shareholders’ equity or market value of $80 million, then the Company could be declared in default on its derivative obligations.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $1.1 million of cash and $13.2 million of RMBS. If the Company had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value.

Note 7 – Financial Instruments

US GAAP defines fair value, provides a consistent framework for measuring fair value under US GAAP and Accounting Standards Codification (ASC) Topic 820 expands fair value financial statement disclosure requirements. ASC Topic 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The fair values at March 31, 2010 and December 31, 2009, on a recurring basis, of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	March 31, 2010
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	1,436,005	—	1,436,005
Investments in unconsolidated limited partnerships	—	—	28,683	28,683
Derivatives	—	44	—	44
Total	—	1,436,049	28,638	1,464,732
Liabilities
Derivatives	—	9,197	—	9,197
Total	—	9,197	—	9,197

	December 31, 2009
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	802,592	—	802,592
Investments in unconsolidated limited partnerships	—	—	4,128	4,128
Total	—	802,592	4,128	806,720
Liabilities
Derivatives	—	3,782	—	3,782
Total	—	3,782	—	3,782
_____________________
(1)  For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value:

$ in thousands	March 31, 2010	December 31, 2009
Beginning balance	4,128	—
Purchases, sales and settlements, net	24,109	4,057
Total net gains / (losses) included in net income
Realized gains/(losses), net	230	63
Unrealized gains/(losses), net	216	8
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	28,683	4,128

The fair value of the TALF debt and repurchase agreements are based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At March 31, 2010, the TALF debt had a fair value of $152.4 million and a carrying value of $151.8 million and the repurchase agreements had a fair value of $961.5 million and a carrying value of $961.2 million.  At December 31, 2009, the TALF debt had a fair value of $80.0 million and a carrying value of $80.4 million and the repurchase agreements had a fair value of $546.1 million and a carrying value of $546.0 million.

Note 8 – Related Party Transactions

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

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment the Company may make in the Fund managed by the Manager or any of its affiliates.  In addition, the Company may include any stock-based compensation awarded to personnel of the Manager as a component of the Manger’s compensation.

For the three months ended March 31, 2010, the Company incurred management fees of approximately $1.3 million, of which all was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $581,000 and $283,000 for the three months ended March 31, 2010 and 2009, respectively.  Approximately $344,000 and $48,000 was expensed for the three months ended March 31, 2010 and 2009, respectively, and approximately $237,000 was charged against equity as a cost of raising capital for the three months ended March 31, 2010.  During the three months ended March 31, 2009, $235,000 of costs were capitalized as deferred offering costs.

Note 9 – Shareholders’ Equity (Deficit)

Securities Convertible into Shares of Common Stock

As of the completion of the Company’s IPO on July 1, 2009, (i) the limited partners who hold units of the Operating Partnership (“OP Units”) have the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed, and (ii) the Company adopted an equity incentive plan which includes the ability for the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager.

Registration Rights

The Company entered into a registration rights agreement with regard to the common stock and OP Units owned by the Manager and Invesco Investments (Bermuda) Ltd., respectively, upon completion of the Company’s IPO and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Pursuant to the registration rights agreement, the Company has granted to the Manager and Invesco Investments (Bermuda) Ltd., (i) unlimited demand registration rights to have the shares purchased by the Manager or granted to it in the future and the shares that the Company may issue upon redemption of the OP Units purchased by Invesco Investments (Bermuda) Ltd. registered for resale, and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement. The registration rights of the Manager and Invesco Investments (Bermuda) Ltd., with respect to the common stock and OP Units that they purchased simultaneously with the Company’s IPO, will apply on and after June 25, 2010.

Public Offering

On January 15, 2010, the Company completed a public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.6 million, net of issuance costs of approximately $8.5 million.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $19,000 for the three months ended March 31, 2010.  During the three months ended March 31, 2010, the Company issued 834 shares of restricted stock pursuant to this plan to the Company’s non-executive directors.  The fair market value of the shares granted was determined by the closing stock market price on the date of grant.

On March 17, 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager.  The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $2,000 for the three months ended March 31, 2010 related to awards to officers and employees of the Manager.

Dividends

On March 18, 2010, the Company declared a dividend of $0.78 per share of common stock. The dividend was paid on April 22, 2010 to shareholders of record as of the close of business on March 31, 2010.

Note 10 – Earnings per Share

Earnings per share for the three months ended March 31, 2010 is computed as follows:

$ in thousands	Three Months Ended March 31, 2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	12,049
Effect of dilutive securities:
Income allocated to non-controlling interest	1,118
Dilutive net income available to shareholders	13,167

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	15,685
Effect of dilutive securities:
OP Units	1,426
Dilutive Shares	17,111

                 For the three months ended March 31, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock.  Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 7.76% interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2010 was approximately $1.1 million. Distributions paid and payable to the non-controlling interest were approximately $1.5 million and $1.1 million, respectively.

Note 12 – Subsequent Events

On May 3, 2010, the Company completed a follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to the Company were $177.5 million, net of issuance costs of approximately $9.2 million.  The underwriters have the option to purchase an additional 1,350,000 shares of common stock pursuant to an over-allotment option for 30 days.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd., together with its consolidated subsidiaries (other than us), as “Invesco.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our most recent Form 10-K, as amended filed with the Securities and Exchange Commission (the “SEC”).

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statement are intended to be covered by the safe harbor provided by the same.  Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.  Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	our ability to obtain additional financing arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exclusion from the definition of “investment company” under the 1940 Act;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the most recent Form 10-K, as amended, which is available on the SEC’s website at www.sec.gov.

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

Our objective is to provide attractive risk-adjusted returns to our shareholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following securities:

•
Agency RMBS, which are residential mortgage-backed securities, for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. government agency or a federally chartered corporation;

•	CMBS, which are commercial mortgage-backed securities; and

•	Residential and commercial mortgage loans.

We finance our investments in Agency RMBS and non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. In addition, we have financed our investments in CMBS with financing under the Term Asset-Backed Securities Loan Facility (“TALF”). We have also financed, and may do so again in the future, our investments in CMBS with private financing sources. We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities public-private investment funds (“PPIFs”) that receive financing under the U.S. government’s Public-Private Investment Program (“PIPP”), established and managed by our Manager or one of its affiliates (the “Invesco PPIP Fund”), which, in turn, invests in our target assets.

Recent Developments

On May 3, 2010, we completed a follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to us were $177.5 million, net of issuance costs of approximately $9.2 million.  The underwriters have the option to purchase an additional 1,350,000 shares of common stock pursuant to an over-allotment option for 30 days.

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.6 million, net of issuance costs of approximately $8.5 million.

We have actively worked to deploy the proceeds from our follow-on offering. As of March 31, 2010:

•
We invested the net proceeds from our follow-on public offering, as well as monies that we borrowed under repurchase agreements and TALF, to increase our investment portfolio to approximately $1.4 billion, which consisted of $816.9 million in Agency RMBS, $379.3 million in Non-Agency RMBS, $215.0 million in CMBS and $24.7 million in CMOs.

•
We borrowed an aggregate $961.2 million (an increase of $415.2 million during the first quarter 2010) under our master repurchase agreements at a weighted average rate of 0.47%, of which $773.5 million was used to purchases Agency RMBS at a weighted average of rate of 0.24%, $170.0 million for Non-Agency RMBS at a weighted average rate of 1.49% and $18.1 million for CMBS at a weighted average rate of 1.05%.

•
We entered into three additional interest rate swap agreements, for a notional amount of $300.0 million, increasing our holdings to six interest rate swap agreements and total notional amount to $675.0 million. The interest rate swap agreements are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

•	We increased our borrowings by $71.4 million under the TALF to $151.8 million at a weighted average interest rate of 3.56%.

•
We increased our commitment from $25.0 million to invest up to $100.0 million in the Invesco PPIP Fund which, in turn, invests in our target assets.  As of March 31, 2010, $28.4 million has been called, which is an increase of $24.3 million from December 31, 2009.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, or TARP, the enactment of the Housing and Economic Recovery Act of 2008, which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the TALF and the PPIP. Some of these programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown.

The Federal Reserve initiated a program to purchase agency securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae on January 5, 2009, and completed the purchase program in March 2010. The termination of the purchase program may cause a decrease in demand for agency securities, which could reduce their market price.

We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York, or FRBNY, made up to $200 billion of loans under the TALF. The facility will cease making loans collateralized by newly issued CMBS on June 30, 2010 and ceased making loans collateralized by newly issued asset-backed securities backed by consumer and business loans and legacy CMBS on March 31, 2010. As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS.

The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. As of March 31, 2010, the Invesco PPIP Fund no longer accepts investment subscriptions and the fund is now deemed closed.

Investment Activities

As of March 31, 2010, 26.4% of our equity was invested in Agency RMBS, 56.9% in non-Agency RMBS, 12.3% in CMBS, 7.7% in the Invesco PPIP Fund. We use leverage on our target assets to achieve our return objectives. For our investments in Agency RMBS, we focus on securities we believe provide attractive returns when levered approximately 6 to 8 times. For our investments in non-Agency RMBS, we invest in securities that provide attractive returns leveraged 1 to 2 times.

As of March 31, 2010, we had approximately $365.6 million in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $307.5 million in 15-year fixed rate, approximately $134.4 million in hybrid adjustable-rate mortgages (“ARMs”) and approximately $9.3 million in ARMs we believe to have similar durations based on prepayment speeds. As of March 31, 2010, we had purchased approximately $379.3 million non-Agency RMBS.

Our investments in CMBS are securities for which we were able to obtain financing under the TALF.  We have also financed, and may do so again in the future, our investments in CMBS through repurchase agreements and private financing sources. Our primary focus is on investing in AAA-rated securities issued prior to 2008. As of March 31, 2010, we had purchased approximately $215.0 million in CMBS and financed such purchases with a $151.8 million TALF loan and $18.1 million under repurchase agreements. In addition, as of March 31, 2010, we had purchased approximately $24.7 million in CMOs.

Investment Portfolio

                 The following table summarizes certain characteristics of our investment portfolio as of March 31, 2010:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	292,729	11,512	304,241	3,276	307,517	4.86%	3.54%
30 year fixed-rate	342,080	22,672	364,752	870	365,622	5.90%	3.94%
ARM	9,377	208	9,585	(257)	9,328	3.08%	2.53%
Hybrid ARM	128,763	6,027	134,790	(353)	134,437	4.98%	2.78%
Total Agency	772,949	40,419	813,368	3,536	816,904	5.32%	3.58%

MBS-CMO	23,411	739	24,150	575	24,725	6.33%	4.88%
Non-Agency MBS	613,798	(241,270)	372,528	6,804	379,332	3.80%	11.58%
CMBS	209,512	(1,861)	207,651	7,393	215,044	5.07%	5.27%
Total	1,619,670	(201,973)	1,417,697	18,308	1,436,005	4.72%	5.95%
_____________________
(1)           Net weighted average coupon is presented net of servicing and other fees.
(2)           Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of March 31, 2010:

$ in thousands	March 31, 2010
Less than one year	1,382
Greater than one year and less than five years	813,500
Greater than or equal to five years	621,123
Total	1,436,005

The following table presents certain information about the carrying value of our available for sale MBS at March 31, 2010:

$ in thousands	March 31, 2010
Principal balance	1,619,670
Unamortized premium	43,549
Unamortized discount	(245,522)
Gross unrealized gains	28,133
Gross unrealized losses	(9,825)
Carrying value/estimated fair value	1,436,005

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, Non-Agency RMBS and some CMBS. These agreements are secured by our Agency RMBS, Non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of March 31, 2010, we had entered into repurchase agreements totaling $961.2 million. In addition, we funded most of our CMBS portfolio with borrowings of $151.8 million under the TALF. The TALF loans are non-recourse and mature in February 2013, July 2014, August 2014, December 2014 and January 2015. Finally, we committed to invest up to $100.0 million in the Invesco PPIP fund, which, in turn, invests in our target assets.  As of March 31, 2010, $28.4 million of our commitment to the Invesco Fund has been called.

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

As of March 31, 2010, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $675.0 million of borrowings under our repurchase agreements as of March 31, 2010. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of March 31, 2010:

Counterparty	Notional Amount $ - in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Total/Weighted Average	675,000		2.54%

Book Value per Share

Our book value was $20.26 and $20.39 as of March 31, 2010 and December 31, 2009, respectively, on a fully diluted basis after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with US GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value.  The complete listing of our Critical Accounting Policies was disclosed in our 2009 annual report on Form 10-K, as filed with the SEC on March 24, 2010, as amended, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending March 31, 2010 and March 31, 2009:

	For the Three Months Ended
$ in thousands, except per share data	March 31, 2010	March 31, 2009
	(unaudited)
Revenues
Interest income	18,010	—
Interest expense	3,652	—
Net interest income	14,358	—

Other income (loss) Gain on sale of investments	733	—
Equity in earnings and fair value change in unconsolidated limited partnerships	446	—
Loss on other-than-temporarily impaired securities	(124)	—
Unrealized loss on interest rate swaps	(25)	—
Total other income	1,030	—

Expenses
Management fee – related party	1,284	—
General and administrative	182	45
Insurance	346	—
Professional Fees	409	3
Total expenses	2,221	48
Net income (loss)	13,167	(48)

Net income loss attributable to non-controlling interest	1,118	—
Net income attributable to common shareholders	12,049	(48)
Earnings per share:
Net income attributable to (basic/diluted)	0.77	NM
Dividends declared per common share	0.78	—
Weighted average number of shares of common stock:
Basic	15,685	NM
Diluted	17,111	NM

NM = not meaningful

Net Income Summary

For the three months ended March 31, 2010, our net income was $13.2 million or $0.77 basic income per weighted average share available to common shareholders compared to $10.5 million or $1.02 basic income per weighted average share available to common shareholders for the three months ended December 31, 2009.  The increase to net income is primarily attributable to the growth in our income portfolio resulting from our follow-on public offering in January 2010.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our portfolio of mortgage-backed securities.  We had average earning assets of $1.2 billion and $861.9 million and earned interest income of $18.0 million and $12.6 million for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively.  The yield on our average investment portfolio was 5.88% and 5.82% for the respective periods.   The change in our average assets and the portfolio yield was primarily the result of the increase in our investment portfolio after our January follow-on common stock offering.

The constant prepayment rate (“CPR”) of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income.  Our agency and non-agency RMBS had a weighted average CPR of 12.7 and 15.7 for the 3 months ended March 31, 2010 and December 31, 2009, respectively.  The table below shows the three month CPR for our MBS compared to bonds with similar characteristics (“Cohorts”):

	March 31, 2010		December 31, 2009
	Company	Cohort	Company	Cohort

15 year Agency RMBS	10.7	19.5	15.0	21.8
30 year Agency RMBS	14.8	38.2	22.7	27.3
Agency Hybrid ARM RMBS	23.7	N/A	19.5	N/A
Non-Agency RMBS	15.0	N/A	16.0	N/A
Overall	12.7	N/A	15.7	N/A

On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it would purchase substantially all of the delinquent loans. Fannie Mae purchased 220,000 delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few months, subject to market, servicer capacity and other constraints. The impact of the increased buy-outs would accelerate the amortization of premium paid for these agency RMBS, which would reduce our interest income.  In the fourth quarter of 2009, the Company correctly anticipated the increased buy-outs and sold several agency RMBS that were at risk.  For the three month period ended March 31, 2010, the Company’s estimates the increased buy-outs reduced interest income by less than $1.0 million as a result of higher premium amortization.  For the agency RMBS held in the portfolio as of March 31, 2010, the Company estimates that the completion of this buy-out program will have no significant effect on future periods.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $826.3 million and $666.2 million and total interest expense of $3.7 million and $2.6 million for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively.  The increase in average borrowed funds and interest expense was primarily the result of increasing our investment portfolio with the proceeds of our January 2010 follow-on public offering.

Our average cost of funds was 1.60% and 1.54% for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowing, as well as any hedging costs for our cash flow hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $14.3 million and $10.0 million for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.28% and 4.28% for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively.  The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds of our January 2010 follow-on public offering.

Gain on Sale of Investments

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets.  This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities.  During the fourth quarter of 2009 we anticipated the government sponsored entities (“GSEs”) would accelerate the required buy out of delinquent loans in the agency RMBS.  As a result of our change in market assumptions, we sold securities and recognized gains of approximately $733,000 and $2.0 million for the three month periods ended March 31, 2010 and December 31, 2009, respectively.

Loss on Other-Than Temporary Impaired Securities

During the three months ended March 31, 2010, the trustees of certain non-Agency RMBS notified us that due to the deterioration of the underlying collateral in these securitizations, a portion of the principal of these securities had no value. Accordingly, we recognized a $124,000 loss on other-than-temporarily impaired securities in the consolidated statement of operations for the three months ended March 31, 2010, which had been included in accumulated other comprehensive income. No loss on other-than-temporary impairment on investments was recorded for the three months ended December 31, 2009.

Equity in Earnings and Change in Fair Value of Unconsolidated Limited Partnerships

For the three months ended March 31, 2010 and three months ended December 31, 2009, we recognized equity in earnings of $230,000 and $63,000, respectively, and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $216,000 and $8,000, respectively.  The increase in each case was primarily the result of our increased commitment from $25.0 million to $100.0 million and an increase in our capital contributed to the Invesco PPIP Fund.

Other Income (Loss)

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $25,000, which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the three months ended March 31, 2010.  No unrealized loss on interest rate swap ineffectiveness was recorded for the three months ended December 31, 2009.

Expenses

We incurred management fees of $1.3 million and $760,000 for the three months ended March 31, 2010, and three months ended December 31, 2009, respectively, which are payable to our Manager under our management agreement.  The increase in management fees is attributed to an increase in shareholders’ equity resulting from our follow-on public offering in January 2010.  This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expense of $182,000 and $150,000 for the three ended March 31, 2010 and three months ended December 31, 2009, respectively, includes the salary and the estimated bonus of our CFO, amortization of equity based compensation related to anticipated quarterly grants of our stock to the Company’s independent directors, payable subsequent to each calendar quarter, amortization of equity based compensation related to restricted stock grants to our executive officers who are employees of the Manager, cash based payments to our Company’s independent directors, derivative transaction fees, software licensing, industry memberships, filing fees, travel and entertainment and other miscellaneous general and administrative costs.  The increase in general and administrative expenses between the three months ended March 31, 2010 and three month ended December 31, 2009 is primarily attributable to an increase in salary and estimated bonus of our CFO.

Our insurance expense of $346,000 and $354,000 for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively, represents the cost of liability insurance to indemnify our directors and officers.

Our professional fees of $409,000 and $341,000 for the three months ended March 31, 2010 and the three months ended December 31, 2009, respectively, represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers.  The increase in professional fees between the three months ended March 31, 2010 and three months ended December 31, 2009 is primarily attributable to an increase in accounting and legal costs.

Net Income and Return on Average Equity

Our net income was $13.2 million and $10.5 million for the three months ended March 31, 2010 and the three months ended December 31, 2009, respectively. Our annualized return on average equity was 15.68% and 19.35% for the three months ended March 31, 2010 and three months ended December 31, 2009, respectively.   The increase in net income was primarily the result of increasing our investment portfolio with the proceeds of our January 2010 public offering.  The decrease in return on average equity is primarily a result of greater average shares outstanding resulting from our January 2010 public offering and a lower gain on sale of investments between the two periods.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and other general business needs. Our primary sources of funds for liquidity consists of the net proceeds from our common equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. We also have financed, and may continue to finance our assets under, and may otherwise participate in, programs established by the U.S. government.

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

We allocate our equity to each of our target assets and apply leverage to obtain our net interest income.  We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 5 times.  To obtain this total leverage we lever agency RMBS 6 to 8 times, non-agency RMBS 1 to 2 times and CMBS 3 to 4 times.  The table below shows the allocation of our equity and debt-to-equity ratio as of March 31, 2010.

$ in thousands	Agency	Non-Agency	CMBS	PPIF	Total
Borrowings	773,490	169,534	169,958	—	1,112,982
Equity allocation	98,459	211,496	45,695	16,326	371,976
Debt / Equity Ratio	7.9	0.8	3.7	—	3.0
% of Total Equity	26.4%	56.9%	12.3%	4.4%	100.0%

We enter into repurchase agreements with various counterparties to fund our purchase of MBS.  The following table summarizes our total borrowings by type of investment for the period ended March 31, 2010 and December 31, 2009:

$ in thousands	March 31, 2010		December 31, 2009
Repurchase Agreements	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
Agency RMBS	773,490	0.24%	545,975	0.26%
Non-Agency RBS	169,534	1.49%	—	—
CMBS	18,139	1.05%	—	—
Total Repurchase agreements	961,163	0.47%	545,975	0.26%
CMBS under TALF	151,819	3.56%	80,377	3.82%
Total Borrowings	1,112,982	0.90%	626,352	0.72%

As of March 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 5.0% (weighted by borrowing amount) and under our repurchase agreements for Non-Agency RMBS was approximately 29.7%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8% and for Non-Agency RMBS range from a low of 12% to a high of 50%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

We experience margin calls in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

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

Contractual Commitments

As of March 31, 2010, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	961,163	961,163	—	—	—
TALF financing	151,819	—	—	151,819	—
Invesco PPIP Fund investment	71,572	—	71,572	—	—
Total contractual obligations	1,184,554	961,163	71,572	151,819	—

As of March 31, 2010 we have approximately $177,000 and $24.4 million in contractual interest payments related to our repurchase agreements and TALF financings respectively.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets.  As of March 31, 2010, approximately $28.4 million of the commitment has been called.

Shareholders’ Equity

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.6 million, net of issuance costs of approximately $8.5 million.

Unrealized Gains and Losses

Unrealized fluctuations in market values of assets do not impact our US GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss),” we account for our investment securities as “available-for-sale.” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”

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

On March 17, 2010, the Company declared a dividend of $0.78 per share of common stock. The dividend was paid on April 22, 2010 to shareholders of record as of the close of business on March 31, 2010.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the quarter ended March 31, 2010. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended March 31, 2010. Consequently, we met the REIT income and asset test as of March 31, 2010. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of March 31, 2010. Therefore, as of March 31, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become required to register as an investment company under the 1940 Act. If we were to become required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through the operating partnership and the wholly-owned or majority owned subsidiaries of the operating partnership, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each of our subsidiaries’ portfolios be comprised of qualifying assets and at least 80% of each of their portfolios be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the Securities and Exchange Commission, or SEC, or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2010, we were in compliance with this requirement.

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to ASC Topic 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	15.32%	(1.31)%
+0.50%	7.00%	(0.60)%
-0.50%	(6.98)%	0.37%
-1.00%	(15.04)%	0.41%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2010, we were not involved in any such legal proceedings.

ITEM 1A.              RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K filed on March 24, 2010.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.                 RESERVED

ITEM 5.                 OTHER INFORMATION.

                 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

May 14, 2010	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 14, 2010	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6.  Exhibits
Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2
Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 18, 2009.

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