Form 10-Q
period 2010-06-30
Invesco Mortgage Capital Inc.
filed 2010-08-13
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2010, there were 26,047,682 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.
TABLE OF CONTENTS

PART I
ITEM 1.   FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
Mortgage-backed securities, at fair value	2,315,492	802,592
Cash	16,235	24,041
Restricted cash	30,877	14,432
Principal paydown receivable	21,752	2,737
Investments in unconsolidated limited partnerships, at fair value	42,585	4,128
Accrued interest receivable	10,477	3,518
Prepaid insurance	921	681
Deferred offering costs	—	288
Other assets	568	983
Total assets	2,438,907	853,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	1,676,348	545,975
TALF financing	151,757	80,377
Derivative liability, at fair value	31,294	3,782
Dividends and distributions payable	20,329	10,828
Payable for investment securities purchased	7,548	—
Accrued interest payable	1,343	598
Accounts payable and accrued expenses	1,420	665
Due to affiliate	2,090	865
Total liabilities	1,892,129	643,090

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 26,046,767 and 8,887,212 shares issued and outstanding, at June 30, 2010 and December 31, 2009, respectively	261	89
Additional paid in capital	514,400	172,385
Accumulated other comprehensive income	904	7,721
Retained earnings	633	320
Total shareholders’ equity	516,198	180,515

Non-controlling interest	30,580	29,795
Total equity	546,778	210,310

Total liabilities and equity	2,438,907	853,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2010	2009	2010	2009
Revenues
Interest income	29,207	—	47,217	—
Interest expense	6,379	—	10,031	—
Net interest income	22,828	—	37,186	—

Other income (loss) Gain on sale of investments, net	642	—	1,375	—
Equity in earnings and fair value change in unconsolidated limited partnerships	1,649	—	2,095	—
Loss on other-than-temporarily impaired securities	(262)	—	(386)	—
Unrealized loss on interest rate swaps	(10)	—	(35)	—
Total other income	2,019	—	3,049	—

Expenses
Management fee – related party	1,771	—	3,055	—
General and administrative	284	59	466	104
Insurance	347	15	693	15
Professional Fees	386	10	795	13
Total expenses	2,788	84	5,009	(132)
Net income (loss)	22,059	(84)	35,226	(132)

Net income attributable to non-controlling interest	1,309	—	2,427	—
Net income (loss) attributable to common shareholders	20,750	(84)	32,799	(132)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.91	NM	1.70	NM
Dividends declared per common share	0.74	—	1.52	—
Weighted average number of shares of common stock:
Basic	22,808	NM	19,266	NM
Diluted	24,239	—	20,695	—

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the six months ended June 30, 2010
(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance at January 1, 2010	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310	26,470
Net income	—	—	—	—	32,799	32,799	2,427	35,226	35,226
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	18,778	—	18,778	2,401	21,179	21,179
Change in net unrealized gains and losses on derivatives	—	—	—	(25,595)	—	(25,595)	(1,882)	(27,477)	(27,477)
Total comprehensive income									55,398
Net proceeds from common stock, net of offering costs	17,157,800	172	341,959	—	—	342,131	—	342,131
Stock awards to directors	1,755	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(32,486)	(32,486)	—	(32,486)
Common unit dividends	—	—	—	—	—	—	(2,166)	(2,166)
Amortization of equity-based compensation	—	—	56	—	—	56	5	61
Balance at June 30, 2010	26,046,767	261	514,400	904	633	516,198	30,580	546,778

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2010	2009
Cash Flows from Operating Activities
Net income (loss)	35,225	(132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of premiums and discounts, net – mortgage-backed securities	(5,423)	—
Unrealized loss on derivatives	35	—
Gain on sale of mortgage-backed securities	(1,375)	—
Loss on other-than-temporarily impaired securities	386	—
Equity in earnings and fair value change in unconsolidated limited partnerships	(2,095)	—
Amortization of equity-based compensation	61	—
Changes in operating assets and liabilities		—
Increase in accrued interest	(6,959)	—
Increase in prepaid insurance	(240)	—
(Increase) decrease in deferred offering costs	146	(1,436)
(Increase) decrease in other assets	415	(1,388)
Increase in accrued interest payable	745	—
Increase in due to affiliate	1,033	327
Increase in accounts payable and accrued expenses	1,085	2,629
Net cash provided by operating activities	23,039	—

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,826,855)	—
Investment in PPIP	(36,134)	—
Principal payments of mortgage-backed securities	160,835	—
Proceeds from sale of mortgage-backed securities	169,016	—
Net cash used in investing activities	(1,533,138)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	342,136	—
Increase in restricted cash	(16,445)	—
Proceeds from repurchase agreements	6,720,307	—
Principal repayments of repurchase agreements	(5,589,934)	—
Proceeds from TALF financing	71,525	—
Principal payments of TALF financing	(145)	—
Payments of dividends and distributions	(25,151)	—
Net cash provided by financing activities	1,502,293	—

Net change in cash	(7,806)	—
Cash, Beginning of Period	24,041	1

Cash, End of Period	16,235	1
Supplement disclosure of cash flow information
Interest paid	9,247	—

Non-cash investing and financing activities information
Net change in unrealized gain (loss) on available-for-sale securities and derivatives	(6,298)	—
Net change in investment in PPIP	228	—
Purchase of mortgage-backed securities, unsettled	—	(184,333)
Obligation to brokers incurred for purchase of mortgage-backed securities	—	184,333

Common stock subscribed – 8,575,000 shares at $20 per share	—	171,500
Subscription receivable – 8,500,000 shares at $20 per share	—	(170,000)
Subscription receivable, related party – 75,000 shares at $20 per share	—	(1,500)
Dividends and distributions declared not paid	20,329	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2010, the Company owned 94.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 5.2%.

The Company finances its Agency RMBS and Non-Agency RMBS investments through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company has financed its CMBS portfolio with financings under the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”). The Company has also financed, and may do so again in the future, investments in CMBS through short-term borrowings structured as repurchase agreements. The Company also finances its investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with the Company’s taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders annually.

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010 and amended on April 29, 2010. The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities (“MBS”) and other-than-temporary impairment charges. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2010, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital. At December 31, 2009, deferred offering costs consisted of legal and other costs of approximately $288,000 related to the follow-on public offering which was completed on January 15, 2010 (the “January Offering”).

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and the subsequent follow-on offerings are reflected as a reduction of additional paid-in-capital.

Repurchase Agreements

The Company finances its Agency RMBS, Non-Agency RMBS and CMBS investment portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

In instances where the Company acquires Agency RMBS, Non-Agency RMBS or CMBS through repurchase agreements with the same counterparty from whom the Agency RMBS, Non-Agency RMBS or CMBS were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase Agency RMBS, Non-Agency RMBS or CMBS as a derivative instrument if the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty:

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

For assets representing available-for-sale investment securities any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

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

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (levels 1, 2, and 3, as defined). In accordance with U.S. GAAP, the Company is required to provide enhanced disclosures regarding instruments in the level 3 category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.

Additionally, U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

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

Interest Income Recognition

Interest income on available-for-sale MBS, which includes accretion of discounts and amortization of premiums on such MBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the consolidated statement of operations.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the three and six months ended June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Comprehensive Income

Comprehensive income is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivatives accounted for as cash flow hedges.

Accounting for Derivative Financial Instruments

U.S. GAAP provides disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. U.S. GAAP requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.

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

Share-Based Compensation

Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant, for awards to the Company’s independent directors. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned.

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate its officers and employees of the Manager under this plan pursuant to the management agreement.

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2010, all of the Company’s MBS values were based on third-party values. The following tables present certain information about the Company’s investment portfolio at June 30, 2010 and December 31, 2009.

June 30, 2010 $ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	583,542	28,577	612,119	10,074	622,193	4.88%	3.36%
30 year fixed-rate	651,633	44,251	695,884	11,977	707,861	5.79%	3.86%
ARM	8,787	192	8,979	(257)	8,722	2.86%	2.06%
Hybrid ARM	57,004	2,459	59,463	702	60,165	4.77%	2.29%
Total Agency	1,300,966	75,479	1,376,445	22,496	1,398,941	5.32%	3.56%

MBS – CMO	25,727	1,076	26,803	254	27,057	6.00%	4.59%
Non-Agency MBS	1,050,642	(359,278)	691,364	(1,255)	690,109	4.42%	9.84%
CMBS	189,512	(2,552)	186,960	12,425	199,385	5.02%	5.29%
Total	2,566,847	(285,275)	2,281,572	33,920	2,315,492	4.93%	5.62%

December 31, 2009 $ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS – CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency MBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%
_____________________

(1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2) Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at June 30, 2010 and December 31, 2009 are presented below.

$ in thousands	June 30, 2010	December 31, 2009
Principal balance	2,566,847	847,873
Unamortized premium	78,106	26,174
Unamortized discount	(363,381)	(84,196)
Gross unrealized gains	55,592	14,595
Gross unrealized losses	(21,672)	(1,854)
Fair value	2,315,492	802,592

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2010 and December 31, 2009:

$ in thousands	June 30, 2010	December 31, 2009
Less than one year	30,441	—
Greater than one year and less than five years	1,651,524	483,540
Greater than or equal to five years	633,527	319,052
Total	2,315,492	802,592

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009, respectively:

June 30, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	13,473	(13)	—	—	13,473	(13)
30 year fixed-rate	15,751	(49)	—	—	15,751	(49)
ARM	8,722	(257)	—	—	8,722	(257)
Hybrid ARM	—	—	—	—	—	—
Total Agency	37,946	(319)	—	—	37,946	(319)

MBS – CMO	7,313	(427)	—	—	7,313	(427)
Non-Agency MBS	419,215	(20,926)	—	—	419,215	(20,926)
CMBS	—	—	—	—	—	—
Total	464,474	(21,672)	—	—	464,474	(21,672)

December 31, 2009	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	42,446	(82)	—	—	42,446	(82)
30 year fixed-rate	22,195	(70)	—	—	22,195	(70)
ARM	9,976	(281)	—	—	9,976	(281)
Hybrid ARM	—	—	—	—	—	—
Total Agency	74,617	(433)	—	—	74,617	(433)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	13,499	(1,044)	—	—	13,499	(1,044)
CMBS	18,281	(376)	—	—	18,281	(376)
Total	106,397	(1,853)	—	—	106,397	(1,853)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2010. The Company does not consider comparisons of the three and six months ended June 30, 2009 to be meaningful.

$ in thousands	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	18,307	12,741
Unrealized gain on MBS, net	15,613	21,179
Balance at the end of period	33,920	33,920

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including the nature of the investment, communications from the trustees of securitizations regarding the credit quality of the security, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis.

The following table presents the other-than-temporary impairments for the three and six months ended June 30, 2010. We do not consider comparisons of the three and six months ended June 30, 2009 to be meaningful:

$ in thousands	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Credit related other-than-temporary impairments included in earnings	262	386
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—
Total other-than-temporary impairment losses	262	386

    The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and six months ended June 30, 2010.  We do not consider the comparisons of the three and six month months ended June 30, 2009 to be meaningful:

$ in thousands	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Credit loss amount at the beginning of the period	124	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	262	386
Credit loss amount at end of period	386	386

The following table presents components of interest income on the Company’s agency and non-agency portfolio for the three and six months ended June 30, 2010. We do not consider comparisons of the three and six months ended June 30, 2009 to be meaningful:

For the three months ended June 30, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	14,385	(4,895)	9,490
Non-Agency	8,756	8,334	17,090
CMBS	2,564	59	2,623
Other	4	—	4
Total	25,709	3,498	29,207

For the six months ended June 30, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	23,999	(8,215)	15,784
Non-Agency	13,182	13,468	26,650
CMBS	4,601	170	4,771
Other	12	—	12
Total	41,794	5,423	47,217

Note 4 – Investments in Unconsolidated Limited Partnerships

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF established and managed by the Manager or one of its affiliates, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Fund”) that receives financing under the U.S. government’s Public-Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Fund and AIV was $25.0 million. The Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010 the Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0, million which effectively increased the Company’s initial ownership interest in the Fund and AIV. As of March 31, 2010, the Fund no longer accepts investment subscriptions and is deemed closed. In connection with the increase of the Company’s interest in the Fund and AIV, the Company is committed to fund approximately $60.0 million of additional capital at June 30, 2010. The Company realized approximately $1.6 million and $1.8 million of equity in earnings and $44,000 and $260,000 of unrealized appreciation from these investments for the three and six months ended June 30, 2010.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the Fund and AIV are allocated in accordance with the terms of the entities’ limited partnership agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investment in both unconsolidated limited partnerships. The fair value measurement for the investment in unconsolidated limited partnerships is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty to ninety days and have a weighted average aggregate interest rate of 0.62% and 0.26% at June 30, 2010 and December 31, 2009, respectively. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility expires in April 2011. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2010 and December 31, 2009:

$ in thousands	June 30, 2010		December 31, 2009
	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
Agency RMBS	1,306,680	0.29%	545,975	0.26%
Non-Agency RBS	369,668	1.80%	—	—
Total	1,676,348	0.62%	545,975	0.26%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.  In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2010 and December 31, 2009:

June 30, 2010 $ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	385,430	23%	455,561
Barclays Capital Inc.	97,849	6%	121,163
RBS Securities Inc.	88,255	5%	105,311
Deutsche Bank Securities Inc.	132,842	8%	142,427
Goldman, Sachs & Co.	237,293	14%	251,181
BNP Paribas Securities Corp.	56,705	3%	59,493
Wells Fargo Securities, LLC	252,268	15%	310,170
Morgan Stanley & Co. Incorporated	122,518	8%	144,862
JP Morgan Securities Inc.	170,878	10%	184,849
Mitsubishi UFJ Securities (USA), Inc.	132,310	8%	139,814
Total	1,676,348	100%	1,914,831
December 31, 2009 $ in thousands Purchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	109,697	20%	110,501
Barclay s Capital Inc.	62,279	12%	64,228
RBS Securities Inc.	83,093	15%	86,503
Deutsche Bank Securities Inc.	115,764	21%	113,804
Goldman, Sachs & Co.	175,142	32%	182,731
Total	545,975	100%	557,767

Cash collateral held by the counterparties at June 30, 2010 and December 31, 2009 was $24.0 million and $14.0 million, respectively.

TALF Financing

Under the TALF, the Federal Reserve made non-recourse loans to borrowers to fund purchases of asset-backed securities (“ABS”). The TALF facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. The Company has secured borrowings of $151.8 million and $80.4 million under the TALF at a weighted average interest rate of 3.56% and 3.82% at June 30, 2010 and December 31, 2009, respectively. The TALF loans are non-recourse. However, they are secured by $199.4 million of CMBS and mature in February 2013, July 2014, August 2014, December 2014 and January 2015.

At June 30, 2010, the TALF financing agreements had the following remaining maturities:

$ in thousands	June 30, 2010
2011	—
2012	—
2013	33,764
2014	80,309
2015	37,684
Thereafter	—
Total	151,757

Note 6 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and general economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, source, and duration of its investments, debt funding, and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future unknown and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company finances its investment activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a monthly basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010, the Company recorded $10,000 and $35,000, respectively, of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $16.3 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 61 months.

As of June 30, 2010, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
The Bank of New York Mellon	200,000	7/15/2013	1.73%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Total/Weighted Average	925,000		2.35%

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2010 and December 31, 2009.

$ in thousands
Asset Derivatives				Liability Derivatives
As of June 30, 2010		As of December 31, 2009		As of June 30, 2010		As of December 31, 2009
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	31,294	Interest rate swap liability	3,782

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2010.

Three months ended June 30, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	25,201	Interest Expense	3,070	Other Expense	10

Six months ended June 30, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	32,347	Interest Expense	4,870	Other Expense	35

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of these agreements contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has an agreement with one of its derivative counterparties that contains a provision where if the Company’s net asset value declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain provisions where if the Company’s shareholders’ equity declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations.

The Company has an agreement with certain of its derivative counterparties that contain provisions where if the Company fails to maintain a minimum shareholders’ equity or market value of $100 million and $80 million, respectively, then the Company could be declared in default on its derivative obligations.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $6.9 million of cash and $33.6 million of agency RMBS. If the Company had breached any of these provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at their termination value.  The Company was in compliance with all of its financial provisions through June 30, 2010.

Note 7 – Financial Instruments

U.S. GAAP defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and Accounting Standards Codification (ASC) Topic 820 expands fair value financial statement disclosure requirements. ASC Topic 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

     The fair values at June 30, 2010 and December 31, 2009, on a recurring basis, of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	June 30, 2010
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	2,315,492	—	2,315,492
Investments in unconsolidated limited partnerships	—	—	42,585	42,585
Total	—	2,315,492	42,585	2,358,077
Liabilities
Derivatives	—	31,294	—	31,294
Total	—	31,294	—	31,294

	December 31, 2009
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	802,592	—	802,592
Investments in unconsolidated limited partnerships	—	—	4,128	4,128
Total	—	802,592	4,128	806,720
Liabilities
Derivatives	—	3,782	—	3,782
Total	—	3,782	—	3,782
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

The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value:

$ in thousands	June 30, 2010	December 31, 2009
Beginning balance	4,128	—
Purchases, sales and settlements, net	36,362	4,057
Total net gains / (losses) included in net income
Realized gains/(losses), net	1,835	63
Unrealized gains/(losses), net	260	8
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	42,585	4,128

The fair value of the TALF debt and repurchase agreements are based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At June 30, 2010, the TALF debt had a fair value of $155.9 million and a carrying value of $151.8 million and the repurchase agreements had a fair value of $1.7 billion and a carrying value of $1.7 billion. At December 31, 2009, the TALF debt had a fair value of $80.0 million and a carrying value of $80.4 million and the repurchase agreements had a fair value of $546.1 million and a carrying value of $546.0 million.

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

Management Fee

The Company pays the Manager a management fee equal to 1.50% of the Company’s shareholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.

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

For the three and six months ended June 30, 2010, the Company incurred management fees of approximately $1.8 million and $3.1 million, respectively of which approximately $1.8 million was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $2.1 million and $327,000 for the six months ended June 30, 2010 and 2009, respectively. Approximately $1.2 million and $92,000 was expensed for the six months ended June 30, 2010 and 2009, respectively, and approximately $856,000 was charged against equity as a cost of raising capital for the six months ended June 30, 2010. During the six months ended June 30, 2009, $235,000 of such costs were capitalized as deferred offering costs.

Note 9 – Shareholders’ Equity

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

Public Offerings

On January 15, 2010, the Company completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.6 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, the Company completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to the Company were $177.4 million, net of issuance costs of approximately $9.2 million.

 On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to the Company were $2.1 million, net of issuance costs of approximately $106,000.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $34,000 and $53,000 for the three and six months ended June 30, 2010. During the six months ended June 30, 2010, the Company issued 1,755 shares of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

On March 17, 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $6,000 and $8,000 for the three and six months ended June 30, 2010, respectively, related to awards to officers and employees of the Manager.

Dividends

On June 21, 2010, the Company declared a dividend of $0.74 per share of common stock. The dividend was paid on July 27, 2010 to shareholders of record as of the close of business on June 30, 2010.

Note 10 – Earnings per Share

Earnings per share for the three and six months ended June 30, 2010 is computed as follows:

$ in thousands	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	20,750	32,799
Effect of dilutive securities:
Income allocated to non-controlling interest	1,309	2,427
Dilutive net income available to shareholders	22,059	35,226

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	22,808	19,266
Effect of dilutive securities:
OP Units	1,431	1,429
Dilutive Shares	24,239	20,695

For the three and six months ended June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 5.2% interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2010, was approximately $1.3 million and $2.4 million, respectively. Distributions paid and payable to the non-controlling interest were approximately $2.6 million and $1.1 million, respectively.

Note 12 – Subsequent Events

None.

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

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statement are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•
actions and initiatives of the U.S. government and changes to U.S. government policies, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and our ability to respond to and comply with such actions, initiatives and changes;

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exclusion from the definition of “investment company” under the 1940 Act;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. government agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

Overview

We are a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), which is an indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE:IVZ) (“Invesco”). We intend to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

We finance our investments in Agency RMBS and non-Agency RMBS through short-term borrowings structured as repurchase agreements. In addition, we have financed our investments in CMBS with borrowings under the Term Asset-Backed Securities Loan Facility (“TALF”). We have also financed, and may do so again in the future, our investments in CMBS through short-term borrowings structured as repurchase agreements. We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities public-private investment funds (“PPIFs”) that receive financing under the U.S. government’s Public-Private Investment Program (“PIPP”), established and managed by our Manager or one of its affiliates (the “Invesco PPIP Fund”), which, in turn, invests in our target assets.

Recent Developments

On May 3, 2010, we completed a follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to us were $177.4 million, net of issuance costs of approximately $9.2 million. On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to us were approximately $2.1 million, net of issuance costs of approximately $106,000.

We have actively worked to deploy the proceeds from our follow-on offering. As of June 30, 2010:

•
We invested the net proceeds from our follow-on public offering, as well as monies that we borrowed under repurchase agreements and TALF, to increase our investment portfolio to approximately $2.3 billion, which consisted of $1.4 billion in Agency RMBS, $690.1 million in Non-Agency RMBS, $199.4 million in CMBS and $27.1 million in CMOs.

•
We borrowed an aggregate $1.7 billion (an increase of $715.2 million during the second quarter 2010) under our master repurchase agreements at a weighted average rate of 0.62%, of which $1.3 billion was used to purchase Agency RMBS at a weighted average rate of 0.29%, $369.7 million for Non-Agency RMBS at a weighted average rate of 1.80%.

•
We entered into two additional interest rate swap agreements during the second quarter 2010, for a notional amount of $250.0 million, increasing our holdings to eight interest rate swap agreements and total notional amount to $925.0 million. The interest rate swap agreements are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

•	We paid down our borrowings by $62,000 under the TALF to $151.8 million at a weighted average interest rate of 3.56% during the second quarter 2010.

•	We have a commitment to invest up to $100.0 million in the Invesco PPIP Fund. We invested $40.0 million in the fund as of June 30, 2010.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Mortgage Reform and Anti-Predatory Lending Act, Title XIV of the Dodd-Frank Act, includes, among others, certain limits on mortgage originators, home mortgage underwriting requirements, certain prohibitions on mortgage terms and new restrictions on the terms of high-cost mortgages. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have examination and enforcement authority over mortgage lenders, servicers and brokers. In addition, the Dodd-Frank Act imposes new regulations designed to prevent participants in the securitization industry from, in the near term, betting against asset-backed securities that they are involved in selling. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its potential impact on our business, financial condition, and results of operations.

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

We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York, or FRBNY, made up to $200 billion of loans under the TALF. The facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS.

The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. As of March 31, 2010, the Invesco PPIP Fund no longer accepts investment subscriptions and the fund is deemed closed.

The Dodd-Frank Act enacted on July 21, 2010, contains numerous provisions affecting the mortgage industry, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas.

Investment Activities

As of June 30, 2010, 20.5% of our equity was invested in Agency RMBS, 62.9% in non-Agency RMBS, 8.8% in CMBS, and 7.8% in the Invesco PPIP Fund. We use leverage on our target assets to achieve our return objectives. For our investments in Agency RMBS, we focus on securities we believe provide attractive returns when levered approximately 6 to 8 times. For our investments in non-Agency RMBS, we invest in securities that provide attractive returns leveraged 1 to 2 times. The leverage on each class of asset may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of June 30, 2010, we had approximately $707.9 million in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $622.2 million in 15-year fixed rate, approximately $60.2 million in hybrid adjustable-rate mortgages (“ARMs”) and approximately $8.7 million in ARMs we believe to have similar durations based on prepayment speeds. As of June 30, 2010, we had purchased approximately $690.1 million non-Agency RMBS.

Our investments in CMBS are securities for which we were able to obtain financing under the TALF. We have also financed, and may do so again in the future, our investments in CMBS through repurchase agreements and private financing sources. Our primary focus is on investing in AAA-rated securities issued prior to 2008. As of June 30, 2010, we owned approximately $199.4 million in CMBS and financed such assets with a $151.8 million TALF loan. In addition, as of June 30, 2010, we had purchased approximately $27.1 million in CMOs.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of June 30, 2010:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	583,542	28,577	612,119	10,074	622,193	4.88%	3.36%
30 year fixed-rate	651,633	44,251	695,884	11,977	707,861	5.79%	3.86%
ARM	8,787	192	8,979	(257)	8,722	2.86%	2.06%
Hybrid ARM	57,004	2,459	59,463	702	60,165	4.77%	2.29%
Total Agency	1,300,966	75,479	1,376,445	22,496	1,398,941	5.32%	3.56%

MBS-CMO	25,727	1,076	26,803	254	27,057	6.00%	4.59%
Non-Agency MBS	1,050,642	(359,278)	691,364	(1,255)	690,109	4.42%	9.84%
CMBS	189,512	(2,552)	186,960	12,425	199,385	5.02%	5.29%
Total	2,566,847	(285,275)	2,281,572	33,920	2,315,492	4.93%	5.62%
_____________________

(1)         (1) Net weighted average coupon ("WAC") is presented net of servicing and other fees.
(2)         (2) Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of June 30, 2010:

$ in thousands	June 30, 2010
Less than one year	30,441
Greater than one year and less than five years	1,651,524
Greater than or equal to five years	633,527
Total	2,315,492

The following table presents certain information about the carrying value of our available for sale MBS at June 30, 2010:

$ in thousands	June 30, 2010
Principal balance	2,566,847
Unamortized premium	78,106
Unamortized discount	(363,381)
Gross unrealized gains	55,592
Gross unrealized losses	(21,672)
Carrying value/estimated fair value	2,315,492

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, Non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, Non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of June 30, 2010, we had entered into repurchase agreements totaling $1.7 billion. In addition, we funded most of our CMBS portfolio with borrowings of $151.8 million under the TALF. The TALF loans are non-recourse and mature in February 2013, July 2014, August 2014, December 2014 and January 2015. Finally, we committed to invest up to $100.0 million in the Invesco PPIP fund, which, in turn, invests in our target assets. As of June 30, 2010, approximately $40.0 million of our commitment to the Invesco Fund has been called.

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

As of June 30, 2010, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $925.0 million of borrowings under our repurchase agreements as of June 30, 2010. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of June 30, 2010:

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
SunTrust Bank	100,000	7/15/2014	2.79%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
The Bank of New York Mellon	200,000	7/15/2013	1.73%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Total/Weighted Average	925,000		2.35%

Book Value per Share

Our book value was $19.90 and $20.39 as of June 30, 2010 and December 31, 2009, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. The complete listing of our Critical Accounting Policies was disclosed in our 2009 annual report on Form 10-K, as amended, as filed with the SEC on March 24, 2010, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Results of Operations

We do not consider comparisons of the three and six months ended June 30, 2009 to be meaningful. Therefore, the table below presents certain information from our Consolidated Statement of Operations for the three month periods ending June 30, 2010 and March 31, 2010 and six months ended June 30, 2010:

	Three Months Ended		Six Months Ended
$ in thousands, except per share data	June 30, 2010	March 31, 2010	June 30, 2010
Revenues
Interest income	29,207	18,010	47,217
Interest expense	6,379	3,652	10,031
Net interest income	22,828	14,358	37,186

Other income (loss) Gain on sale of investments	642	733	1,375
Equity in earnings and fair value change in unconsolidated limited partnerships	1,649	446	2,095
Loss on other-than-temporarily impaired securities	(262)	(124)	(386)
Unrealized loss on interest rate swaps	(10)	(25)	(35)
Total other income	2,019	1,030	3,049

Expenses
Management fee – related party	1,771	1,284	3,055
General and administrative	284	182	466
Insurance	347	346	693
Professional Fees	386	409	795
Total expenses	2,788	2,221	5,009
Net income (loss)	22,059	13,167	35,226

Net income attributable to non-controlling interest	1,309	1,118	2,427
Net income attributable to common shareholders	20,750	12,049	32,799
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.91	0.77	1.70
Dividends declared per common share	0.74	0.78	1.52
Weighted average number of shares of common stock:
Basic	22,808	15,685	19,266
Diluted	24,239	17,111	20,695

Net Income Summary

For the three months ended June 30, 2010, our net income was $22.1 million or $0.91 basic income per weighted average share available to common shareholders compared to $13.2 million or $0.77 basic income per weighted average share available to common shareholders for the three months ended March 31, 2010. The increase to net income is primarily attributable to the growth in our income portfolio resulting from our follow-on public offering in May 2010.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our portfolio of mortgage-backed securities. We had average earning assets of $2.0 billion and $1.2 billion and earned interest income of $29.2 million and $18.0 million for the three months ended June 30, 2010 and March 31, 2010, respectively. The yield on our average investment portfolio was 5.71% and 5.88% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the increase in our investment portfolio after our May follow-on common stock offering.

The constant prepayment rate (“CPR”) of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our agency and non-agency RMBS had a weighted average CPR of 14.2 and 12.7 for the three months ended June 30, 2010 and March 31, 2010, respectively. The table below shows the three month CPR for our MBS compared to bonds with similar characteristics (“Cohorts”):

	June 30, 2010		March 31, 2010
	Company	Cohort	Company	Cohort

15 year Agency RMBS	11.4	19.0	10.7	19.5
30 year Agency RMBS	16.0	29.2	14.8	38.2
Agency Hybrid ARM RMBS	46.1	N/A	23.7	N/A
Non-Agency RMBS	16.3	N/A	15.0	N/A
Overall	14.2	N/A	12.7	N/A

 On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it would purchase substantially all of the delinquent loans. Fannie Mae purchased 220,000 delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few months, subject to market, servicer capacity and other constraints. The impact of the increased buy-outs would accelerate the amortization of premium paid for these agency RMBS, which would reduce our interest income. In the fourth quarter of 2009, the Company correctly anticipated the increased buy-outs and sold several agency RMBS that were at risk. For the three and six month periods ended June 30, 2010, the Company’s estimates the increased buy-outs reduced interest income by approximately $1.1 million and $2.0 million, respectively as a result of higher premium amortization. For the agency RMBS held in the portfolio as of June 30, 2010, the Company estimates that the completion of this buy-out program will have no significant effect on future periods.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $1.6 billion and $826.3 million and total interest expense of $6.4 million and $3.6 million for the three months ended June 30, 2010 and March 31, 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing our investment portfolio with the proceeds of our May 2010 follow-on public offering.

Our average cost of funds was 1.58% and 1.60% for the three months ended June 30, 2010 and March 31, 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowing, as well as any hedging costs for our cash flow hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $22.8 million and $14.3 million for the three months ended June 30, 2010 and March 31, 2010, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.13% and 4.28% for the three months ended June 30, 2010 ended March 31, 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds of our May 2010 follow-on public offering.

Gain on Sale of Investments

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the fourth quarter of 2009, we anticipated the government sponsored entities (“GSEs”) would accelerate the required buy out of delinquent loans in the agency RMBS. As a result of our change in market assumptions, we sold securities and recognized net gains of approximately $642,000 and $733,000 for the three month periods ended June 30, 2010 and March 31, 2010, respectively.

Loss on Other-Than Temporary Impaired Securities

During the three months and six months ended June 30, 2010, we recognized losses of approximately $262,000 and $124,000 on other-than-temporarily impaired securities in the consolidated statement of operations for the three months ended June 30, 2010 and March 31, 2010, respectively, which had been included in accumulated other comprehensive income. Credit losses on non-agency RMBS were anticipated and included in the price paid for the asset. Anticipated credit losses are reflected in the price paid for the respective security at acquisition and is included in the security’s estimated yield at acquisition.

Equity in Earnings and Change in Fair Value of Unconsolidated Limited Partnerships

For the three months ended June 30, 2010 and March 31, 2010, we recognized equity in earnings of approximately $1.6 million and $230,000, respectively, and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $44,000 and $216,000, respectively. The increase in each case was primarily the result of an increase in our capital contributed to the Invesco PPIP Fund.

Other Income (Loss)

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $10,000 and $25,000 which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the three months ended June 30, 2010 and March 31, 2010, respectively.

Expenses

We incurred management fees of $1.8 million and $1.3 million for the three months ended June 30, 2010, and March 31, 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on public offering in May 2010. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expense of $284,000 and $182,000 for the three months ended June 30, 2010 and March 31, 2010, respectively, includes the salary and the estimated bonus of our CFO, amortization of equity based compensation related to anticipated quarterly grants of our common stock to the Company’s independent directors, payable subsequent to each calendar quarter, amortization of equity based compensation related to restricted stock grants to our executive officers who are employees of our Manager, cash based payments to our Company’s independent directors, derivative transaction fees, software licensing, industry memberships, filing fees, travel and entertainment and other miscellaneous general and administrative costs. The increase in general and administrative expenses between the three months ended June 30, 2010 and March 31, 2010 is primarily attributable to an increase in cash and equity based compensation to our independent directors and additional salary and estimated bonus payable to our CFO.

Our insurance expense of $347,000 and $346,000 for the three months ended June 30, 2010 and March 31, 2010, respectively, represents the cost of liability insurance to indemnify our directors and officers.

Our professional fees of $386,000 and $409,000 for the three months ended June 30, 2010 and March 31, 2010, respectively, represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers. The decrease in professional fees between the three months ended June 30, 2010 and March 31, 2010 is primarily attributable to a net decrease in outsourced accounting and legal costs

Net Income and Return on Average Equity

Our net income was $22.1 million and $13.2 million for the three months ended June 30, 2010 and March 31, 2010, respectively. Our annualized return on average equity was 17.71% and 15.68% for the three months ended June 30, 2010 and March 31, 2010, respectively. The increase in net income and return on average equity was primarily the result of increasing our investment portfolio through the investment of the proceeds of our May 2010 follow-on offering in our target assets.

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

We allocate our equity to each of our target assets and apply leverage to obtain our net interest income. We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 5 times. To obtain this total leverage we lever agency RMBS 6 to 8 times, non-agency RMBS 1 to 2 times and CMBS 3 to 4 times. The table below shows the allocation of our equity and debt-to-equity ratio as of June 30, 2010. The leverage on each class of asset may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	PPIF	Total

Borrowings	1,306,680	369,668	151,757	—	1,828,105
Equity allocation	112,112	344,037	48,292	42,337	546,778
Debt / Equity Ratio	11.7	1.1	3.1	—	3.3
% of Total Equity	20.5%	62.9%	8.8%	7.8%	100.0%

We enter into repurchase agreements with various counterparties to fund our purchase of MBS. The following table summarizes our total borrowings by type of investment as of June 30, 2010 and December 31, 2009:

$ in thousands	June 30, 2010		December 31, 2009
Repurchase Agreements	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
Agency RMBS	1,306,680	0.29%	545,975	0.26%
Non-Agency RBS	369,668	1.80%	—	—
Total Repurchase agreements	1,676,348	0.62%	545,975	0.26%
CMBS under TALF	151,757	3.56%	80,377	3.82%
Total Borrowings	1,828,105	0.87%	626,352	0.72%

As of June 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.82% (weighted by borrowing amount) and under our repurchase agreements for Non-Agency RMBS was approximately 29.08%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8% and for Non-Agency RMBS range from a low of 20% to a high of 50%. Our hedged cost of funds was approximately 1.44% and 1.32% as of June 30, 2010 and December 31, 2009, respectively.  Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

We experience margin calls in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift, or if credit spreads widen or for another reason, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

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

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or through public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and our ability to invest such offering proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

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

Contractual Commitments

As of June 30, 2010, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	1,676,348	1,676,348	—	—	—
TALF financing	151,757	—	33,764	117,993	—
Invesco PPIP Fund investment	60,002	—	60,002	—	—
Total contractual obligations	1,888,107	1,676,348	93,766	117,993	—

As of June 30, 2010 we have approximately $2.3 million and $24.4 million in contractual interest payments related to our repurchase agreements and TALF financings, respectively.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of June 30, 2010, approximately $40.0 million of the commitment has been called.

Shareholders’ Equity

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.4 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, we completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to us were $177.4 million, net of issuance costs of approximately $9.2 million. On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to us were approximately $2.1 million, net of issuance costs of approximately $106,000.

Unrealized Gains and Losses

Unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss),” we account for our investment securities as “available-for-sale.” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”

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

On June 21, 2010, the Company declared a dividend of $0.74 per share of common stock. The dividend was paid on July 27, 2010 to shareholders of record as of the close of business on June 30, 2010.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended June 30, 2010. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2010. Consequently, we met the REIT income and asset test as of June 30, 2010. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of June 30, 2010. Therefore, as of June 30, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to become required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through the operating partnership and the wholly-owned or majority owned subsidiaries of the operating partnership, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each of our subsidiaries’ portfolios be comprised of qualifying assets and at least 80% of each of their portfolios be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2010, we were in compliance with this requirement.

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

The impact of changing interest rates on fair value can change significantly when interest rates change materially. Therefore, the volatility in the fair value of our assets could increase significantly in the event interest rates change materially. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on us.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	4.73%	(1.00%)
+0.50%	6.74%	(0.41%)
-0.50%	(9.06%)	0.14%
-1.00%	(17.61%)	0.05%

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

ITEM 4.                 CONTROLS AND PROCEDURES.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2010, we were not involved in any such legal proceedings.

ITEM 1A.                      RISK FACTORS.

Other than the risk factor set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 24, 2010. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on our business, financial condition and results of operation.

The ultimate effect of the Dodd-Frank Act on the mortgage industry in general, and on us in particular, is uncertain at this time.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act contains numerous provisions affecting financial institutions of all types, many of which may have an impact on the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities, and may affect the competitive balance within our industry. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its potential impact on our business, financial condition, and results of operations.

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

INVESCO MORTGAGE CAPITAL INC.

August 13, 2010                                                                                     By:       /s/ Richard J. King
                               Richard J. King
                                                                                                                               President and Chief Executive Officer

August 13, 2010                                                                                     By:       /s/ Donald R. Ramon
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

10.1	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.