Form 10-Q
period 2010-09-30
Invesco Mortgage Capital Inc.
filed 2010-11-12
CIK 1437071

[

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(404) 892-0896
(Registrant’s Telephone Number, Including Area Code)  [Missing Graphic Reference]
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

As of November 9, 2010, there were 39,849,185 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.  FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
Mortgage-backed securities, at fair value	2,457,871	802,592
Cash	20,394	24,041
Restricted cash	40,235	14,432
Principal paydown receivable	1,138	2,737
Investments in unconsolidated limited partnerships, at fair value	61,290	4,128
Accrued interest receivable	10,950	3,518
Prepaid insurance	685	681
Deferred offering costs	237	288
Other assets	591	983
Total assets	2,593,391	853,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	1,748,969	545,975
TALF financing	151,757	80,377
Derivative liability, at fair value	46,265	3,782
Dividends and distributions payable	27,473	10,828
Payable for investment securities purchased	57,016	—
Accrued interest payable	1,601	598
Accounts payable and accrued expenses	931	665
Due to affiliate	2,301	865
Total liabilities	2,036,313	643,090

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 26,047,682 and 8,887,212 shares issued and outstanding, at September 30, 2010 and December 31, 2009, respectively	260	89
Additional paid in capital	514,423	172,385
Accumulated other comprehensive income	10,511	7,721
Retained earnings	771	320
Total shareholders’ equity	525,965	180,515

Non-controlling interest	31,113	29,795
Total equity	557,078	210,310

Total liabilities and equity	2,593,391	853,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2010	2009	2010	2009
Revenues
Interest income	36,067	10,983	83,284	10,983
Interest expense	8,873	2,070	18,904	2,070
Net interest income	27,194	8,913	64,380	8,913

Other income (loss) Gain (loss) on sale of investments, net	(311)	—	1,064	—
Equity in earnings and fair value change in unconsolidated limited partnerships	3,793	—	5,888	—
Loss on other-than-temporarily impaired securities	(124)	—	(510)	—
Unrealized loss on interest rate swaps	(9)	(13)	(44)	(13)
Total other income (loss)	3,349	(13)	6,398	(13)

Expenses
Management fee – related party	2,039	753	5,094	753
General and administrative	263	245	729	349
Insurance	236	354	929	369
Professional fees	386	375	1,181	388
Total expenses	2,924	1,727	7,933	1,859
Net income	27,619	7,173	62,845	7,041

Net income attributable to non-controlling interest	1,433	970	3,860	970
Net income attributable to common shareholders	26,186	6,203	58,985	6,071
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	1.01	0.70	2.74	NM
Dividends declared per common share	1.00	—	2.52	—
Weighted average number of shares of common stock:
Basic	26,047	8,886	21,552	NM
Diluted	27,478	10,311	22,981	NM

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2010
(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance at January 1, 2010	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310	26,470
Net income	—	—	—	—	58,985	58,985	3,860	62,845	62,845
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	42,570	—	42,570	3,702	46,272	46,272
Change in net unrealized gains and losses on derivatives	—	—	—	(39,780)	—	(39,780)	(2,658)	(42,438)	(42,438)
Total comprehensive income									93,149
Net proceeds from issuance of common stock, net of offering costs	17,157,800	171	341,958	—	—	342,129	—	342,129
Stock awards to directors	2,670	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(58,534)	(58,534)	—	(58,534)
Common unit dividends	—	—	—	—	—	—	(3,591)	(3,591)
Amortization of equity-based compensation	—	—	80	—	—	80	5	85
Balance at September 30, 2010	26,047,682	260	514,423	10,511	771	525,965	31,113	557,078

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2010	2009
Cash Flows from Operating Activities
Net income	62,845	7,041
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums and discounts, net – mortgage-backed securities	(9,827)	(609)
Unrealized loss on derivatives	44	13
Gain on sale of mortgage-backed securities	(1,064)	—
Loss on other-than-temporarily impaired securities	510	—
Equity in earnings and fair value change in unconsolidated limited partnerships	(5,888)	—
Amortization of equity-based compensation	85	19
Changes in operating assets and liabilities
Increase in accrued interest	(7,432)	(3,893)
Increase in prepaid insurance	(5)	(1,034)
Increase in deferred offering costs	(58)	—
(Increase) decrease in other assets	393	(254)
Increase in accrued interest payable	1,003	541
Increase in due to affiliate	1,385	761
Increase in accounts payable and accrued expenses	570	496
Net cash provided by operating activities	42,561	3,081

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,022,403)	(897,925)
Investment in PPIP	(50,890)	—
Principal payments of mortgage-backed securities	265,904	26,982
Proceeds from sale of mortgage-backed securities	216,104	—
Net cash used in investing activities	(1,591,285)	(870,943)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	341,986	174,441
Increase in restricted cash	(25,802)	(9,158)
Proceeds from private placement of OP Units	—	28,500
Proceeds from repurchase agreements	11,092,883	1,981,153
Principal repayments of repurchase agreements	(9,889,889)	(1,366,191)
Proceeds from TALF financing	71,525	64,837
Principal payments of TALF financing	(146)	(30)
Payments of dividends and distributions	(45,480)	—
Net cash provided by financing activities	1,545,077	873,552

Net change in cash	(3,647)	5,690
Cash, beginning of period	24,041	1

Cash, end of period	20,394	5,691
Supplement disclosure of cash flow information
Interest paid	17,831	1,529

Non-cash investing and financing activities information
Net change in unrealized gain on available-for-sale securities and derivatives	3,834	7,390
Net change in investment in PPIP	384	—
Purchase of mortgage-backed securities, unsettled	57,016	2,503
Obligation to brokers incurred for purchase of mortgage-backed securities	(57,016)	(2,503)
Dividends and distributions declared not paid	27,473	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2010, the Company owned 94.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 5.2%.

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

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with the Company’s taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders annually.

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010 and amended on April 29, 2010. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2010, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital. At December 31, 2009, deferred offering costs consisted of legal and other costs of approximately $288,000 related to the follow-on public offering which was completed on January 15, 2010 (the “January Offering”). In addition, the Company recorded deferred offering costs of approximately $237,000 at September 30, 2010 related to a follow-on public offering completed on October 13, 2010 (the “October Offering”).

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and the subsequent follow-on offerings are reflected as a reduction of additional paid-in-capital.

Repurchase Agreements

The Company finances its Agency RMBS, Non-Agency RMBS and a portion of its CMBS investment portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. When applicable, included with available-for-sale securities are forward purchase commitments on to be announced securities (“TBA”). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability as a payable for investments purchased until the settlement date of the transaction.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the nine months ended September 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

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

Income Taxes

The Company elected to be taxed as a REIT, commencing with the Company’s taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

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

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2010, all of the Company’s MBS values were based on third-party values. The following tables present certain information about the Company’s investment portfolio at September 30, 2010 and December 31, 2009.

September 30, 2010 $ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	656,387	33,487	689,874	7,648	697,522	4.88%	3.24%
30 year fixed-rate	652,555	44,993	697,548	9,568	707,116	5.82%	3.87%
ARM	8,247	180	8,427	(245)	8,182	3.04%	2.23%
Hybrid ARM	33,112	1,081	34,193	630	34,823	4.08%	3.14%
Total Agency	1,350,301	79,741	1,430,042	17,601	1,447,643	5.30%	3.54%

MBS-CMO	22,085	889	22,974	540	23,514	5.89%	4.52%
Non-Agency MBS	1,078,638	(341,410)	737,228	21,984	759,212	4.68%	6.68%
CMBS	211,512	(2,899)	208,613	18,889	227,502	5.17%	5.45%
Total	2,662,536	(263,679)	2,398,857	59,014	2,457,871	5.05%	4.68%

_____________________
(1)  Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)  Average yield incorporates future prepayment and loss assumptions.

December 31, 2009 $ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS-CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency MBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%

_____________________
(1)  Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)  Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at September 30, 2010 and December 31, 2009 are presented below.

$ in thousands	September 30, 2010	December 31, 2009
Principal balance	2,662,536	847,873
Unamortized premium	82,433	26,174
Unamortized discount	(346,112)	(84,196)
Gross unrealized gains	71,150	14,595
Gross unrealized losses	(12,136)	(1,854)
Fair value	2,457,871	802,592

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of September 30, 2010 and December 31, 2009:

$ in thousands	September 30, 2010	December 31, 2009
Less than one year	42,502	—
Greater than one year and less than five years	1,881,136	483,540
Greater than or equal to five years	534,233	319,052
Total	2,457,871	802,592

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009, respectively:

September 30, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	135,021	(674)	—	—	135,021	(674)
30 year fixed-rate	79,653	(180)	—	—	79,653	(180)
ARM	—	—	—	—	—	—
Hybrid ARM	—	—	8,183	(244)	8,183	(244)
Total Agency	214,674	(854)	8,183	(244)	222,857	(1,098)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	265,731	(10,932)	—	—	265,731	(10,932)
CMBS	11,147	(106)	—	—	11,147	(106)
Total	491,552	(11,892)	8,183	(244)	499,735	(12,136)

December 31, 2009	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	42,446	(82)	—	—	42,446	(82)
30 year fixed-rate	22,195	(70)	—	—	22,195	(70)
ARM	9,976	(281)	—	—	9,976	(281)
Hybrid ARM	—	—	—	—	—	—
Total Agency	74,617	(433)	—	—	74,617	(433)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	13,499	(1,044)	—	—	13,499	(1,044)
CMBS	18,281	(377)	—	—	18,281	(377)
Total	106,397	(1,854)	—	—	106,397	(1,854)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2010. The Company does not consider comparisons of the three and nine months ended September 30, 2009 to be meaningful.

$ in thousands	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	33,921	12,741
Unrealized gain on MBS, net	25,093	46,273
Balance at the end of period	59,014	59,014

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

The following table presents the other than temporary impairments for the three and nine months ended September 30, 2010.  We do not consider comparisons of the three and six months ended September 30, 2009 to be meaningful:

$ in thousands	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Credit related other-than-temporary impairments included in earnings	124	510
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—
Total other-than-temporary impairment losses	124	510

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and nine months ended September 30, 2010. We do not consider the comparisons of the three and nine month months ended September 30, 2009 to be meaningful:

$ in thousands	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Credit loss amount at the beginning of the period	386	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	124	510
Credit loss amount at end of period	510	510

The following table presents components of interest income on the Company’s Agency and Non-Agency portfolio for the three and nine months ended September 30, 2010. We do not consider comparisons of the three and nine months ended September 30, 2009 to be meaningful:

For the three months ended September 30, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	17,330	(4,304)	13,026
Non-Agency	11,868	8,637	20,505
CMBS	2,458	69	2,527
Other	9	—	9
Total	31,665	4,402	36,067

For the nine months ended September 30, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	41,328	(12,518)	28,810
Non-Agency	25,050	22,105	47,155
CMBS	7,059	239	7,298
Other	21	—	21
Total	73,458	9,826	83,284

Note 4 – Investments in Unconsolidated Limited Partnerships

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF established and managed by the Manager or one of its affiliates, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Fund”) that receives financing under the U.S. government’s Public-Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Fund and AIV was $25.0 million. The Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010 the Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Fund and AIV. As of March 31, 2010, the Fund stopped accepting investment subscriptions and was deemed closed. The Company began contributions to the Fund in October 2009.  In connection with the increase of the Company’s interest in the Fund and AIV, the Company is committed to fund approximately $45 million of additional capital at September 30, 2010. The Company realized approximately $2.0 million and $3.8 million of equity in earnings and $1.8 million and $2.1 million of unrealized appreciation from these investments for the three and nine months ended September 30, 2010.

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

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty to ninety days and have a weighted average aggregate interest rate of 0.67% and 0.26% at September 30, 2010 and December 31, 2009, respectively. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility expires in April 2011. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2010 and December 31, 2009:

$ in thousands	September 30, 2010		December 31, 2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	1,296,368	0.30%	545,975	0.26%
Non-Agency RBS	434,262	1.75%	—	—
CMBS	18,339	1.29%	—	—
Total	1,748,969	0.67%	545,975	0.26%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2010 and December 31, 2009:

September 30, 2010 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	382,232	22%	454,772
Barclays Capital Inc.	107,057	6%	136,463
RBS Securities Inc.	134,124	8%	161,202
Deutsche Bank Securities Inc.	140,161	8%	149,946
Goldman, Sachs & Co.	230,439	13%	244,852
BNP Paribas Securities Corp.	99,808	6%	104,818
Wells Fargo Securities, LLC	255,755	15%	316,573
Morgan Stanley & Co. Incorporated	108,898	6%	121,696
JP Morgan Securities Inc.	163,484	9%	176,228
Mitsubishi UFJ Securities (USA), Inc.	127,011	7%	130,816
Total	1,748,969	100%	1,997,366
December 31, 2009 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	109,697	20%	110,501
Barclays Capital Inc.	62,279	12%	64,228
RBS Securities Inc.	83,093	15%	86,503
Deutsche Bank Securities Inc.	115,764	21%	113,804
Goldman, Sachs & Co.	175,142	32%	182,731
Total	545,975	100%	557,767

Cash collateral held by the counterparties at September 30, 2010 and December 31, 2009 was $30.0 million and $14.0 million, respectively.

TALF Financing

Under the TALF, the Federal Reserve made non-recourse loans to borrowers to fund purchases of asset-backed securities (“ABS”). The TALF facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. The Company has secured borrowings of $151.8 million and $80.4 million under the TALF at a weighted average interest rate of 3.56% and 3.82% at September 30, 2010 and December 31, 2009, respectively. The TALF loans are non-recourse. However, they are secured by $206.0 million of CMBS and mature in February 2013, July 2014, August 2014, December 2014 and January 2015.

At September 30, 2010, the TALF financing agreements had the following remaining maturities:

$ in thousands	September 30, 2010
2011	—
2012	—
2013	33,764
2014	64,739
2015	53,254
Thereafter	—
Total	151,757

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010, the Company recorded $9,000 and $44,000, respectively, of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.  For the three and nine months ended September 30, 2009, the Company recorded $13,000 of unrealized swap losses in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $19.1 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 58 months.

As of September 30, 2010, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2010 and December 31, 2009.

$ in thousands
Asset Derivatives				Liability Derivatives
As of September 30, 2010		As of December 31, 2009		As of September 30, 2010		As of December 31, 2009
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	46,265	Interest rate swap liability	3,782

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2010.

Three months ended September 30, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	19,663	Interest Expense	4,702	Other Expense	9

Nine months ended September 30, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	52,010	Interest Expense	9,572	Other Expense	44

Three and nine months ended September 30, 2009

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	6,672	Interest Expense	1,172	Other Expense	13

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $47.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $10.2 million of cash and $45.7 million of Agency RMBS. If the Company had breached any of these provisions at September 30, 2010, it could have been required to settle its obligations under the agreements at their termination value. The Company was in compliance with all of its financial provisions through September 30, 2010.

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

The fair values at September 30, 2010 and December 31, 2009, on a recurring basis, of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	September 30, 2010
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	2,457,871	—	2,457,871
Investments in unconsolidated limited partnerships	—	—	61,290	61,290
Total	—	2,457,871	61,290	2,519,161
Liabilities
Derivatives	—	46,265	—	46,265
Total	—	46,265	—	46,265

	December 31, 2009
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	802,592	—	802,592
Investments in unconsolidated limited partnerships	—	—	4,128	4,128
Total	—	802,592	4,128	806,720
Liabilities
Derivatives	—	3,782	—	3,782
Total	—	3,782	—	3,782
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

The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value:

$ in thousands	September 30, 2010	December 31, 2009
Beginning balance	4,128	—
Purchases, sales and settlements, net	51,275	4,057
Total net gains / (losses) included in net income
Realized gains/(losses), net	3,830	63
Unrealized gains/(losses), net	2,057	8
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	61,290	4,128

The fair value of the TALF debt and repurchase agreements are based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At September 30, 2010, the TALF debt had a fair value of $158.4 million and a carrying value of $151.8 million and the repurchase agreements had a fair value of $1.75 billion and a carrying value of $1.75 billion. At December 31, 2009, the TALF debt had a fair value of $80.0 million and a carrying value of $80.4 million and the repurchase agreements had a fair value of $546.1 million and a carrying value of $546.0 million.

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

For the three and nine months ended September 30, 2010, the Company incurred management fees of approximately $2.0 million and $5.1 million, respectively of which approximately $2.0 million was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $0.6 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, compared to approximately $0.7 million and $1 million for the three and nine months ended September 30 2009, respectively. Approximately $0.5 million and $1.8 million was expensed for the three and nine months ended September 30, 2010, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2009, respectively. Approximately $0.1 million and $0.9 million and was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2010, respectively, compared to $0.4 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.  Approximately $0.1 million was capitalized to other assets for the three and nine months ended September 30, 2009.

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

Public Offerings

On January 15, 2010, the Company completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.4 million, net of issuance costs of approximately $8.6 million.

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

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $19,000 and $71,000 for the three and nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company issued 2,670 shares of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

On March 17, 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $6,000 and $14,000 for the three and nine months ended September 30, 2010, respectively, related to awards to officers and employees of the Manager.

Dividends

On September 20, 2010, the Company declared a dividend of $1.00 per share of common stock. The dividend was paid on October 27, 2010 to shareholders of record as of the close of business on September 30, 2010.

Note 10 – Earnings per Share

Earnings per share for the three and nine months ended September 30, 2010 is computed as follows:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	26,186	6,203	58,985
Effect of dilutive securities:
Income allocated to non-controlling interest	1,433	970	3,860
Dilutive net income available to shareholders	27,619	7,173	62,845

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	26,047	8,886	21,552
Effect of dilutive securities:
Restricted Stock Awards	6	—	4
OP Units	1,425	1,425	1,425
Dilutive Shares	27,478	10,311	22,981

For the nine months ended September 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 5.2% interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2010, was approximately $1.4 million and $3.9 million, respectively. Distributions paid and payable to the non-controlling interest were approximately $3.7 million and $1.4 million, respectively.

Note 12 – Subsequent Events

On October 13, 2010, the Company completed a public offering of 12,000,000 shares of common stock and an additional 1,800,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.75 per share. Net proceeds to the Company were approximately $274.7 million, net of issuance costs of approximately $11.7 million.

In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.  The Company obtained additional advances under existing repurchase agreement financing arrangements.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our most recent Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”).

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	the impact of any deficiencies in foreclosure practices of third parties and related delays in the foreclosure process;

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

Overview

We are a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), which is an indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE:IVZ) (“Invesco”). We elected to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

We finance our investments in Agency RMBS and Non-Agency RMBS through short-term borrowings structured as repurchase agreements. In addition, we have financed our investments in CMBS with borrowings under the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”). We have also financed, and may do so again in the future, our investments in CMBS through short-term borrowings structured as repurchase agreements. We have also financed our investments in certain Non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities public-private investment funds (“PPIFs”) that receive financing under the U.S. government’s Public-Private Investment Program (“PIPP”), established and managed by our Manager or one of its affiliates (the “Invesco PPIP Fund”), which, in turn, invests in our target assets.

Recent Developments

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has announced it is reviewing foreclosure practices in their various jurisdictions.  The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices.  Prior to making investments in non-agency RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions.  The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in non-agency RMBS. Our management is actively reviewing and monitoring the deficiencies and delays in the foreclosure process and assessing its potential impact on our business, financial condition, and results of operations.

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

The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. As of March 31, 2010, the Invesco PPIP Fund stopped accepting investment subscriptions and the fund was deemed closed.

The Dodd-Frank Act enacted on July 21, 2010, contains numerous provisions affecting the financial and  mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas.

Investment Activities

As of September 30, 2010, 20.1% of our equity was invested in Agency RMBS, 58.5% in Non-Agency RMBS, 10.4% in CMBS, and 11.0% in the Invesco PPIP Fund. We use leverage on our target assets to achieve our return objectives. For our investments in Agency RMBS, we focus on securities we believe provide attractive returns when levered approximately 6 to 8 times. For our investments in Non-Agency RMBS, we invest in securities that provide attractive returns leveraged 1 to 2 times. The leverage on each class of asset may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of September 30, 2010, we had approximately $707.1 million in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $697.5 million in 15-year fixed rate, approximately $34.8 million in hybrid adjustable-rate mortgages (“ARMs”) and approximately $8.2 million in ARMs we believe to have similar durations based on prepayment speeds. As of September 30, 2010, we had purchased approximately $759.2 million Non-Agency RMBS.

Our investments in CMBS are securities for which we were able to obtain financing under the TALF. We have also financed, and may do so again in the future, our investments in CMBS through repurchase agreements and private financing sources. Our primary focus is on investing in AAA-rated securities issued prior to 2008. As of September 30, 2010, we owned approximately $227.5 million in CMBS and financed such assets with a $151.8 million TALF loan and $18.3 million in repurchase agreements. In addition, as of September 30, 2010, we had purchased approximately $23.5 million in CMOs.

Investment Portfolio

    The following table summarizes certain characteristics of our investment portfolio as of September 30, 2010:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	656,387	33,487	689,874	7,648	697,522	4.88%	3.24%
30 year fixed-rate	652,555	44,993	697,548	9,568	707,116	5.82%	3.87%
ARM	8,247	180	8,427	(245)	8,182	3.04%	2.23%
Hybrid ARM	33,112	1,081	34,193	630	34,823	4.08%	3.14%
Total Agency	1,350,301	79,741	1,430,042	17,601	1,447,643	5.30%	3.54%

MBS-CMO	22,085	889	22,974	540	23,514	5.89%	4.52%
Non-Agency MBS	1,078,638	(341,410)	737,228	21,984	759,212	4.68%	6.68%
CMBS	211,512	(2,899)	208,613	18,889	227,502	5.17%	5.45%
Total	2,662,536	(263,679)	2,398,857	59,014	2,457,871	5.05%	4.68%
____________
(1)  Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)  Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of September 30, 2010:

$ in thousands	September 30, 2010
Less than one year	42,502
Greater than one year and less than five years	1,881,136
Greater than or equal to five years	534,233
Total	2,457,871

    The following table presents certain information about the carrying value of our available for sale MBS at September 30, 2010:

$ in thousands	September 30, 2010
Principal balance	2,662,536
Unamortized premium	82,433
Unamortized discount	(346,112)
Gross unrealized gains	70,935
Gross unrealized losses	(11,921)
Carrying value/estimated fair value	2,457,871

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, Non-Agency RMBS and a portion of our CMBS. These agreements are secured by our Agency RMBS, Non-Agency RMBS and a portion of our CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of September 30, 2010, we had entered into repurchase agreements totaling $1.7 billion. In addition, we funded most of our CMBS portfolio with borrowings of $151.8 million under the TALF. The TALF loans are non-recourse and mature in February 2013, July 2014, August 2014, December 2014 and January 2015. Finally, we committed to invest up to $100.0 million in the Invesco PPIP fund, which, in turn, invests in our target assets. As of September 30, 2010, approximately $55 million of our commitment to the Invesco Fund has been called.

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

As of September 30, 2010, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $925.0 million of borrowings under our repurchase agreements as of September 30, 2010. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of September 30, 2010:

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

Book Value per Share

Our book value was $20.28 and $20.39 as of September 30, 2010 and December 31, 2009, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2010 and September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2010	2009	2010	2009
Revenues
Interest income	36,067	10,983	83,284	10,983
Interest expense	8,873	2,070	18,904	2,070
Net interest income	27,194	8,913	64,380	8,913

Other income (loss) Gain (loss) on sale of investments	(311)	—	1,064	—
Equity in earnings and fair value change in unconsolidated limited partnerships	3,793	—	5,888	—
Loss on other-than-temporarily impaired securities	(124)	—	(510)	—
Unrealized loss on interest rate swaps	(9)	(13)	(44)	(13)
Total other income	3,349	(13)	6,398	(13)

Expenses
Management fee – related party	2,039	753	5,094	753
General and administrative	263	245	729	349
Insurance	236	354	929	369
Professional Fees	386	375	1,181	388
Total expenses	2,924	1,727	7,933	1,859
Net income (loss)	27,619	7,173	62,845	7,041

Net income attributable to non-controlling interest	1,433	970	3,860	970
Net income attributable to common shareholders	26,186	6,203	58,985	6,071
Earnings per share:
Net income attributable to common shareholders (basic and diluted)	1.01	0.70	2.74	NM
Dividends declared per common share	1.00	—	2.52	—
Weighted average number of shares of common stock:
Basic	26,047	8,886	21,552	NM
Diluted	27,478	10,311	22,981	NM

Net Income Summary

For the three months ended September 30, 2010, our net income was $26.2 million or $1.01 basic and diluted income per weighted average share available to common shareholders compared to $6.2 million or $0.70 basic and diluted income per weighted average share available to common shareholders for the three months ended September 30, 2009.

    For the nine months ended September 30, 2010, our net income was $59.0 million compared to $6.1 million for the nine months ended September 30, 2009.

    The increase to net income is primarily attributable to the growth in our investment portfolio resulting from our follow-on public offerings in January 2010 and May 2010.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $2.4 billion and $870.9 million and earned interest income of $36.1 million and $11.0 million for the three months ended September 30, 2010 and September 30, 2009, respectively. The yield on our average investment portfolio was 6.01% and 5.04% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the increase in our investment portfolio after our January 2010 and May 2010 follow-on common stock offerings.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and Non-Agency RMBS had a weighted average CPR of 13.7 and 14.2 for the three months ended September 30, 2010 and June 30, 2010, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	September 30, 2010		June 30, 2010
	Company	Cohort	Company	Cohort

15 year Agency RMBS	12.3	27.0	11.4	19.0
30 year Agency RMBS	14.3	31.1	16.0	29.2
Agency Hybrid ARM RMBS	28.9	N/A	46.1	N/A
Non-Agency RMBS	17.8	N/A	16.3	N/A
Overall	13.7	N/A	14.2	N/A

On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. The impact of the increased buy-outs would accelerate the amortization of premium paid for these Agency RMBS, which would reduce our interest income. In the fourth quarter of 2009, the Company correctly anticipated the increased buy-outs and sold several Agency RMBS that were at risk. For the six month period ended June 30, 2010, the Company’s estimates the increased buy-outs reduced interest income by $2.0 million as a result of higher premium amortization. For the quarter ended September 30, 2010, the buy-outs had no significant impact on interest income.  For the Agency RMBS held in the portfolio as of September 30, 2010, the Company estimates that the completion of this buy-out program will have no significant effect on future periods.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $1.9 billion and $662.5 million and total interest expense of $8.9 million and $2.1 million for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing our investment portfolio with the proceeds of our January 2010 and May 2010 follow-on public offerings.

Our average cost of funds was 1.90% and 1.25% for the three months ended September 30, 2010 and September 30, 2009, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowing, as well as any hedging costs for our cash flow hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $27.2 million and $8.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 4.11% and 3.79% for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds of our January 2010 and May 2010 follow-on public offerings.

Gain (Loss) on Sale of Investments

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net loss of approximately $311,000 and $0 for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

Loss on Other-Than Temporary Impaired Securities

For the three months ended September 30, 2010 and September 30, 2009, we recognized losses of approximately $124,000 and $0, respectively, on other-than-temporarily impaired securities in the consolidated statement of operations which had been included in accumulated other comprehensive income. Credit losses on Non-Agency RMBS were anticipated and included in the price paid for the asset at acquisition and are included in the security’s estimated yield at acquisition.

Equity in Earnings and Change in Fair Value of Unconsolidated Limited Partnerships

For the three and nine months ended September 30, 2010, we recognized equity in earnings of approximately $2.0 million and $3.8 million, respectively, and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $1.8 million and $2.1 million, respectively. The Company began contributions to the PPIP Fund in October 2009.  The increase in equity in earnings and unrealized income on the change in fair value was primarily the result of an increase in the fair value of the PPIP Fund.

Other Income (Loss)

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $9,000 and $13,000 which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the three months ended September 30, 2010 and September 30, 2009, respectively.

Expenses

We incurred management fees of $2.0 million and $753,000 for the three months ended September 30, 2010, and September 30, 2009, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on public offerings in 2010. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expense of approximately $263,000 and $245,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, includes the salary and the estimated bonus of our CFO, amortization of equity based compensation related to anticipated quarterly grants of our common stock to the Company’s independent directors, payable subsequent to each calendar quarter, amortization of equity based compensation related to restricted stock grants to our executive officers who are employees of our Manager, cash based payments to our Company’s independent directors, derivative transaction fees, software licensing, industry memberships, filing fees, travel, and other miscellaneous general and administrative costs.

Our insurance expense of approximately $236,000 and $354,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, represents the cost of liability insurance to indemnify our directors and officers. The decrease in insurance expense is attributed to a reduction to insurance premium costs.

Our professional fees of approximately $386,000 and $375,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers.

Net Income and Return on Average Equity

Our net income was $27.6 million and $7.2 million for the three months ended September 30, 2010 and September 30, 2009, respectively. Our annualized return on average equity was 19.71% and 13.73% for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in net income and return on average equity was primarily the result of increasing our investment portfolio through the investment of the proceeds of our January 2010 and May 2010 follow-on offerings in our target assets.

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

We allocate our equity to each of our target assets and apply leverage to obtain our net interest income. We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 5 times. To obtain this total leverage we lever Agency RMBS 6 to 8 times, Non-Agency RMBS 1 to 2 times and CMBS 3 to 4 times. The table below shows the allocation of our equity and debt-to-equity ratio as of September 30, 2010. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	PPIF	Total

Borrowings	1,296,368	434,262	170,096	—	1,900,726
Equity allocation	111,868	325,870	58,050	61,290	557,078
Debt / Equity Ratio	11.6	1.3	2.9	—	3.4
% of Total Equity	20.1%	58.5%	10.4%	11.0%	100.0%

We enter into repurchase agreements with various counterparties to fund our purchase of MBS. The following table summarizes our total borrowings by type of investment as of September 30, 2010 and December 31, 2009:

$ in thousands	September 30, 2010		December 31, 2009
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	1,296,368	0.30%	545,975	0.26%
Non-Agency RBS	434,262	1.75%	—	—
CMBS	18,339	1.29%	—	—
Total Repurchase agreements	1,748,969	0.67%	545,975	0.26%
CMBS under TALF	151,757	3.56%	80,377	3.82%
Total Borrowings	1,900,726	0.90%	626,352	0.72%

As of September 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.56% (weighted by borrowing amount) and under our repurchase agreements for Non-Agency RMBS was approximately 25.75%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8% and for Non-Agency RMBS range from a low of 15% to a high of 66%. Our hedged cost of funds was approximately 1.80% and 1.32% as of September 30, 2010 and December 31, 2009, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Contractual Commitments

As of September 30, 2010, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	1,748,969	1,748,969	—	—	—
TALF financing	151,757	—	33,764	117,993	—
Invesco PPIP Fund investment	61,290	—	61,290	—	—
Total contractual obligations	1,962,016	1,748,969	95,054	117,993	—

As of September 30, 2010, we have approximately $2.0 million and $24.2 million in contractual interest payments related to our repurchase agreements and TALF financings, respectively.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of September 30, 2010, approximately $55.0 million of the commitment has been called.

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

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our shareholders in an amount equal at least 90% of our net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payables. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On September 20, 2010, the Company declared a dividend of $1.00 per share of common stock. The dividend was paid on October 27, 2010 to shareholders of record as of the close of business on September 30, 2010.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended September 30, 2010. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2010. Consequently, we met the REIT income and asset test as of September 30, 2010. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of September 30, 2010. Therefore, as of September 30, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to become required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our operating partnership and the wholly-owned or majority-owned subsidiaries of our operating partnership, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and Non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2010, we were in compliance with this requirement.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	6.12%	(0.96%)
+0.50%	7.56%	(0.38%)
-0.50%	(9.15%)	0.12%
-1.00%	(17.29%)	0.11%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2010, we were not involved in any such legal proceedings.

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

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has announced it is reviewing foreclosure practices in their various jurisdictions.  The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in non-agency RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and estimate loss assumptions.  The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in non-agency RMBS. Our management is actively reviewing and monitoring the deficiencies and delays in the foreclosure process and assessing its potential impact on our business, financial condition, and results of operations.

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

INVESCO MORTGAGE CAPITAL INC.

November 12, 2010                                                                                     By:       /s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 12, 2010                                                                                     By:       /s/ Donald R. Ramon
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