Form 10-K
period 2010-12-31
Invesco Mortgage Capital Inc.
filed 2011-03-14
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                                                        Accelerated filer  ☒

Non-accelerated filer  ☐                                                  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,088,815,641 based on the closing sales price on the New York Stock Exchange on December 31, 2010.

As of March 14, 2011, there were 50,301,584 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	67
Item 14	Principal Accountant Fees and Services	67

PART IV

Item 15.	Exhibits, Financial Statement Schedules	68
SIGNATURES		96

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

PART I

Item 1. Business.

Our Company

We were incorporated in Maryland in June 2008 and commenced operations in July 2009.  We are primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans, which we collectively refer to as our target assets.  Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we selectively acquire assets to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.

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

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. Our manager, Invesco Advisors Inc. (our “Manager”) has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company had historically financed its CMBS portfolio with financings under the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”) which was repaid and replaced by repurchase agreements during 2010. The Company also finances its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager (“Invesco PPIP Fund”) as part of the Public-Private Investment Program (“PPIP”) created by the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve.  See “Our Manager”. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

As of December 31, 2010, we had an investment portfolio of $5.6 billion (2009: $802.6 million) consisting of $4.2 billion (2009: $556.4 million) in Agency RMBS, $846.4 million (2009: $115.3 million) in non-Agency RMBS, $497.9 million (2009: $101.2 million) in CMBS and $28.8 million (2009: $29.7 million) in CMOs.  In addition, we invested $54.7 million (2009: $4.1 million) in the Invesco PPIP Fund.

As of December 31, 2010, 48.2% (2009: 19.1%) of our equity was invested in Agency RMBS, 37.1% (2009: 54.8%) in non-Agency RMBS, 9.4% (2009: 9.9%) in CMBS, 5.3% (2009: 2.0%) in the Invesco PPIP Fund and 0.0% (2009: 14.2%) in other assets (including cash and restricted cash).

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Public Offerings

On January 15, 2010, the Company completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option, each at $21.25 per share. Net proceeds to the Company were $162.4 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, the Company completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to the Company were $177.6 million, net of issuance costs of approximately $9.1 million.  On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to the Company were $2.1 million, net of issuance costs of approximately $106,000.

On October 13, 2010, the Company completed a public offering of 12,000,000 shares of common stock and an issuance of an additional 1,800,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option, each at $20.75 per share. Net proceeds to the Company were approximately $274.6 million, net of issuance costs of approximately $11.8 million.

On December 20, 2010, the Company completed a public offering of 8,700,000 shares of common stock and an issuance of an additional 1,305,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option, each at $22.30 per share. Net proceeds to the Company were approximately $214.0 million, net of issuance costs of approximately $9.1 million.

Our Manager

We are externally managed and advised by our Manager, an SEC-registered investment adviser and indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE: IVZ) (“Invesco”).

Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of Invesco. We do not have any employees. With the exception of our Chief Financial Officer and our Controller, our Manager does not dedicate any of its employees exclusively to us, nor is our Manager or its employees obligated to dedicate any specific portion of its or their time to our business. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it.

Our Competitive Advantages

We believe that our competitive advantages include the following:

Significant Experience of Our Manager

Our Manager’s senior management team has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, our Manager benefits from the insight and capabilities of WL Ross & Co. LLC (“WL Ross”) and Invesco’s real estate team. Through WL Ross and Invesco’s real estate team, we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.

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

Disciplined Investment Approach

    We seek to maximize our risk-adjusted returns through our Manager’s disciplined investment approach, which relies on rigorous quantitative and qualitative analysis. Our Manager monitors our overall portfolio risk and evaluates the characteristics of our investments in our target assets including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic interest rate caps (which limit the amount an interest rate can increase during any given period), lifetime interest rate caps, weighted-average loan-to-value and weighted-average credit score. In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates recovery of various sectors and vintage of collateral. We believe this strategy and our commitment to capital preservation provide us with a competitive advantage when operating in a variety of market conditions.

Access to Our Manager’s Sophisticated Analytical Tools, Infrastructure and Expertise

We utilize our Manager’s proprietary and third-party mortgage-related security and portfolio management tools to generate an attractive net interest margin from our portfolio. We focus on in-depth analysis of the numerous factors that influence our target assets, including: (1) fundamental market and sector review; (2) rigorous cash flow analysis; (3) disciplined security selection; (4) controlled risk exposure; and (5) prudent balance sheet management. We utilize these tools to guide the hedging strategies developed by our Manager to the extent consistent with satisfying the requirements for qualification as a REIT. In addition, we use our Manager’s proprietary technology management platform called QTechsm to monitor investment risk. QTechsm collects and stores real-time market data and integrates markets performance with portfolio holdings and proprietary risk models to measure portfolio risk positions. This measurement system portrays overall portfolio risk and its sources. Through the use of these tools, we analyze factors that affect the rate at which mortgage prepayments occur, including changes in the level of interest rates, directional trends in residential and commercial real estate prices, general economic conditions, the locations of the properties securing the mortgage loans and other social and demographic conditions in order to acquire our target assets. We believe that sophisticated analyses of both macro and micro economic factors enable us to manage cash flow and distributions while preserving capital.

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

Mortgage pass-through certificates, CMOs, Freddie Mac Gold Certificates, Fannie Mae Certificates and Ginnie Mae Certificates are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make investments.

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

Residential Mortgage Loans

Residential mortgage loans are loans secured by residential real properties. We generally focus our residential mortgage loan acquisitions on the purchase of loan portfolios that are first lien, single-family FRMs, ARMs and Hybrid ARMs with original terms to maturity of not more than 40 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.

Prime and Jumbo Prime Mortgage Loans

Prime mortgage loans are mortgage loans that generally require borrower credit histories, debt-to-income ratios and loan-to-value ratios similar to those dictated by U.S. government agency underwriting guidelines, though in certain cases they may not meet the same income documentation or other requirements.  Jumbo prime mortgage loans are mortgage loans with requirements similar to prime mortgage loans except that the mortgage balance exceeds the maximum amount permitted by U.S. government agency underwriting guidelines.

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

Subprime Mortgage Loans

Subprime mortgage loans are loans that do not conform to U.S. government agency underwriting guidelines.  Subprime borrowers generally have imperfect or impaired credit histories and/or low credit scores.

Commercial Mortgage Loans

Commercial mortgage loans are mortgage loans secured by first or second liens on commercial properties such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. These loans, which tend to range in term from five to 15 years, can carry either fixed or floating interest rates. They generally permit pre-payments before final maturity but may require the payment to the lender of yield maintenance pre-payment penalties. First lien loans represent the senior lien on a property while second lien loans or second mortgages represent a subordinate or second lien on a property.

B-Notes

A B-Note, unlike a second mortgage loan, is part of a single larger commercial mortgage loan, with the other part evidenced by an A-Note, which are evidenced by a single commercial mortgage. The holders of the A-Note and B-Note enter into an agreement which sets forth the respective rights and obligations of each of the holders. The terms of the agreement provide that the holder of the A-Note has a priority of payment over the holder of the B-Note. A loan evidenced by a note which is secured by a second mortgage is a separate loan and the holder has a direct relationship with the borrower. In addition, unlike the holder of a B-Note, the holder of the loan would also be the holder of the mortgage. The holder of the second mortgage loan typically enters into an intercreditor agreement with the holder of the first mortgage loan which sets forth the respective rights and obligations of each of the holders, similar in substance to the agreement that is entered into between the holder of the A-Note and the holder of the B-Note. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but typically are subordinated in recovery upon a default.

Bridge Loans

Bridge loans tend to be floating rate whole loans made to borrowers who are seeking short-term capital (with terms of up to five years) to be used in the acquisition, construction or redevelopment of a property. This type of bridge financing enables the borrower to secure short-term financing while improving the property and to avoid burdening it with restrictive long-term debt.

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

Financing Strategy

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. In addition, we historically financed our investments in CMBS with financing under the TALF which was repaid in 2010 and replaced with repurchase agreements.  We also finance our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by investing in the Invesco PPIP Fund, which receives financing from the U.S. Treasury and from the FDIC.

Repurchase Agreements

Repurchase agreements are financings pursuant to which we sell our target assets to the repurchase agreement counterparty, the buyer, for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the cost, or interest expense, of financing under a repurchase agreement. Under repurchase agreement financing arrangements, certain buyers require us to provide additional cash collateral, referred to as margin call, to re-establish the ratio of value of the collateral to the amount of borrowing. As of December 31, 2010, we had entered into master repurchase agreements with 24 counterparties (2009: 18 counterparties) and have borrowed $4.3 billion (2009: $546.0 million) under twelve (2009: five) of those master repurchase agreements to finance our purchases of Agency RMBS, non-Agency RMBS and CMBS.

The Term Asset-Backed Securities Loan Facility

On November 25, 2008, the U.S. Treasury and the Federal Reserve announced the creation of the TALF. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York (the “FRBNY”) made up to $200 billion of loans under the TALF.  The facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010.  As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS.  In November 2010, the Company exercised its right to prepay its TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.  The Company obtained additional advances under existing repurchase agreement financing arrangements to replace the prepaid TALF financing.  At December 31, 2010, we had no secured borrowings under the TALF compared to $80.4 million at December 31, 2009.

The Public-Private Investment Program

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the creation of the PPIP. The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. PPIP funds established under the legacy loan program purchase troubled loans from insured depository institutions and PPIP funds established under the legacy securities program purchase from legacy non-Agency RMBS and newly issued and legacy CMBS that were originally AAA rated. PPIFs will have access to equity capital from the U.S. Treasury as well as debt financing provided or guaranteed by the U.S. government. As of December 31, 2010, we had a commitment to invest up to $100.0 million (2009: $25.0 million) in the Invesco PPIP Fund of which $61.0 million (2009: $4.1 million) has been called.

Leverage

We use leverage on our target assets to achieve our return objectives. We generally target a total debt to equity ratio of approximately 3 to 7 times.  The leverage may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

Risk Management Strategy

Market Risk Management

Risk management is an integral component of our strategy to deliver returns to our shareholders. Because we invest in mortgage-backed securities (“MBS”), investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our distributions to shareholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Invesco.

Interest Rate Hedging

Subject to maintaining our qualification as a REIT, we may engage in a variety of interest rate management techniques that seek on one hand to mitigate the influence of interest rate changes on the costs of liabilities and on the other hand help us achieve our risk management objective. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, we seek to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We may utilize various derivative financial instruments, including, puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.  As of December 31, 2010, we had entered into fifteen (2009: three) interest rate swap agreements, for a notional amount of approximately $2.6 billion (2009: $375.0 million), designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

Credit Risk

We believe our investment strategy generally keeps our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS we hold. We seek to manage this risk through our pre-acquisition due diligence process and continuous re-evaluation of the portfolio.  In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Investment Guidelines

Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	our assets will be invested within our target assets; and

•
until appropriate investments can be identified, our Manager may pay off short-term debt or invest the proceeds of any offering in interest-bearing, short-term investments, including funds that are consistent with maintaining our REIT qualification.

These investment guidelines may be changed from time to time by our board of directors without the approval of our shareholders.

Investment Committee

Our investment committee is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio and its compliance with our investment policies and procedures, including our investment guidelines, and provides our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. In addition, our Manager has a separate investment committee that makes investment decisions for the Invesco PPIP Fund. From time to time, as it deems appropriate or necessary, our board of directors also reviews our investment portfolio and its compliance with our investment policies and procedures, including our investment guidelines, but in any event no less than quarterly.

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

Our Manager evaluates each of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio. Our Manager also develops a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other factors. Our Manager analyzes fundamental trends in the relevant target asset class sector to adjust/maintain its outlook for that particular target asset class. Views on a particular target asset class are recorded in our Manager’s QTechsm system. These macro decisions guide our Manager’s assumptions regarding model inputs and portfolio allocations among target assets. Additionally, our Manager conducts extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions.” In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors — Risks Related to Our Investments — We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.”

Staffing

We are managed by our Manager pursuant to the management agreement between our Manager and us. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager. All of our officers are employees of Invesco. We do not have any employees.

Our Corporate Information

Our principal executive offices are located at 1555 Peachtree Street, N.E., Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. Our website is www.invescomortgagecapital.com. We make available free of charge, through our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The contents of our website are not a part of this Report. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

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

We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of Invesco. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager only extends until the second anniversary of the closing of our initial public offering (“IPO”), or July 1, 2011, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, with the exception of our Chief Financial Officer and our Controller, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s personnel are contractually dedicated to us under our management agreement with our Manager.

As of December 31, 2010, we had entered into master repurchase agreements with twenty-four counterparties in order to finance our acquisitions of Agency RMBS, non-Agency RMBS and CMBS. Our Manager has obtained commitments on our behalf from a number of the counterparties. Therefore, if the management agreement is terminated, we have no assurance that we would continue to have access to these sources of financing for our investments.

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

We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and two of our directors, Mr. Armour and Ms. Dunn Kelley, are employees of Invesco. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients that compete directly with us for investment opportunities. Ou Manager has an investment and financing allocation policy in place intended to enable us to share equitably with the investment companies and institutional and separately managed accounts that effect securities transactions in fixed income securities for which our Manager is responsible in the selection of brokers, dealers and other trading counterparties. Therefore, we may compete with our Manager for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients of our Manager or Invesco and its subsidiaries to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

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

Concurrent with the completion of our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager and 1,425,000 Operating Partnership (“OP”) units to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco. As of December 31, 2010, Invesco and its subsidiaries beneficially owned 0.15% of our common stock. As of December 31, 2010, assuming that all OP units are redeemed for an equivalent number of shares of our common stock, Invesco would beneficially own approximately 2.78% of our outstanding common stock. Each of our Manager and Invesco Investments (Bermuda) Ltd. may sell any of these securities at any time. To the extent our Manager or Invesco Investments (Bermuda) Ltd. sell some of these securities, its interests may be less aligned with our interests.

Our Manager would have a conflict in recommending our participation in any legacy security or legacy loan PPIFs it manages.

To the extent available to us, we seek to finance additional non-Agency RMBS and CMBS by contributing capital to the Invesco PPIP Fund, which qualified to obtain financing under the legacy securities program under the PPIP. We have committed to invest up to $100.0 million in the Invesco PPIP Fund as of December 31, 2010, which, in turn, invests in our target assets. Our Manager’s investment committee makes investment decisions for the Invesco PPIP Fund. As of December 31, 2010, $61.0 million of the commitment has been called. Pursuant to the terms of the management agreement, we pay our Manager a management fee. As a result, we do not pay any management or investment fees with respect to our investment in the Invesco PPIP Fund managed by our Manager. Our Manager waives all such fees. Our Manager has a conflict of interest in recommending our participation in any PPIF it manages because the fees payable to it by the PPIF may be greater than the fees payable to it by us under the management agreement. We have addressed this conflict by requiring that the terms of any equity investment we make in any such PPIF be approved by our audit committee consisting of our independent directors; however, there can be no assurance that our audit committee’s approval of investments in any such PPIF will eliminate the conflict of interest.

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

Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial two-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

Our Manager is only contractually committed to serve as our Manager until the second anniversary of the closing of our IPO, or July 1, 2011. Thereafter, the management agreement is renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the management agreement, our Manager, its officers, shareholders, members, managers, partners, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager, its officers, shareholders, members, managers, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, Federal Reserve and U.S. Treasury and other governmental and regulatory bodies have taken action to stabilize the financial markets. Significant measures include: the enactment of the Emergency Economic Stabilization Act of 2008, or the EESA, to, among other things, establish the Troubled Asset Relief Program, or TARP; the enactment of the Housing and Economic Recovery Act of 2008 (“HERA”), which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the TALF and the PPIP; and passage of the Dodd-Frank Act.

There can be no assurance that the EESA, HERA, TALF, PPIP, Dodd-Frank Act or other recent U.S. government actions will have a beneficial impact on the financial markets. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. There can also be no assurance that we will continue to be eligible to participate in programs established by the U.S. government such as the PPIP or, if we remain eligible, that we will be able to utilize them successfully or at all. In addition, because the programs are designed, in part, to restart the market for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets. It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. government. In addition, the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. However, there can be no assurance that the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies will not eliminate or curtail current U.S. government programs and/or participation in the mortgage and securities markets. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

Our business is highly dependent on Invesco’s communications and information systems. Any failure or interruption of Invesco’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

Maintenance of our 1940 Act exemption imposes limits on our operations.

The company conducts its operations so that neither it, nor the operating partnership nor the subsidiaries of the operating partnership are required to register as an investment company under the 1940 Act. Because the company is a holding company that conducts its businesses through the operating partnership and the operating partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage in through our subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future intend to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. IAS Asset I LLC invests in the Invesco PPIP Fund. We treat IAS Asset I LLC’s investment in the Invesco PPIP Fund as a “real estate-related asset” for purposes of the Section 3(c)(5)(C) analysis. As a result, IAS Asset I LLC can invest no more than 45% of its assets in the Invesco PPIP Fund and other real estate-related assets. We note that the SEC has not provided any guidance on the treatment of interests in PPIFs as real estate-related assets and any such guidance may require us to change our strategy. We may need to adjust IAS Asset I LLC’s assets and strategy in order for it to continue to rely on Section 3(c)(5)(C) for its 1940 Act exemption. Any such adjustment in IAS Asset I LLC’s assets or strategy is not expected to have a material adverse effect on our business or strategy. Although we monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption from registration for IAS Asset I LLC and such other subsidiaries that we may form in the future intending to rely on Section 3(c)(5)(C) of the 40 Act. The legacy securities PPIF formed and managed by our Manager or one of its affiliates relies on Section 3(c)(7) for its 1940 Act exemption.

IMC Investments I LLC was organized as a special purpose subsidiary of the operating partnership that borrowed under the TALF. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.  This subsidiary relied on Section 3(c)(7) for its 1940 Act exemption and, therefore, the operating partnership’s interest in this subsidiary would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. We may in the future organize one or more subsidiaries that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. The company expects that the aggregate value of the operating partnership’s interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership’s (and, therefore, the company’s) total assets on an unconsolidated basis.

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

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we, the operating partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

We use leverage to finance our assets through borrowings from repurchase agreements, and other secured and unsecured forms of borrowing and we contribute capital to funds that receive financing under the PPIP. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets. As of December 31, 2010, our total leverage, on a debt-to-equity basis, was 4.1 times, which consisted of 6.9 times on our Agency RMBS assets, 4.1 times on our CMBS and 1.2 times on our non-Agency RMBS. We consider these leverage ratios to be prudent for these asset classes.

The capital and credit markets have experienced extreme volatility and disruption since July 2007. In a large number of cases, the markets have exerted downward pressure on stock prices and credit capacity for issuers. Our access to capital depends upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our capital stock.

Any weakness or volatility in the financial markets, the residential and commercial mortgage markets or the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Current market conditions have affected different types of financing for mortgage-related assets to varying degrees, with some sources generally being unavailable, others being available but at a higher cost, while others being largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS have been more difficult to finance than Agency RMBS. In connection with repurchase agreements, financing rates and advance rates, or haircut levels, have also increased. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. In some cases, margin calls have forced borrowers to liquidate collateral in order to meet the capital requirements of these margin calls, resulting in losses.

The return on our assets and cash available for distribution to our shareholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distributions to shareholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. We leverage our Agency RMBS, non-Agency RMBS and CMBS, through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of such margin calls may reduce cash flow available for distribution to our shareholders. Any reduction in distributions to our shareholders may cause the value of our common stock to decline.

As a result of current market events, including the contraction among and failure of certain lenders, it may be more difficult for us to secure financing.

Our results of operations are materially affected by conditions in the financial markets and the economy generally. Recently, concerns over inflation, energy price volatility, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased market volatility.

Dramatic declines in the residential and commercial real estate markets, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely on the availability of repurchase agreement financing to acquire our target assets. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of current market events, it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. Our profitability may be adversely affected if we are unable to secure financing for our assets.

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

Our use or future use of repurchase agreements to finance our target assets may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings or future borrowings under repurchase agreements for our target assets may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender party to such agreement files for bankruptcy. Therefore, our use of repurchase agreements to finance our investments exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

We depend on repurchase agreement financing to acquire our target assets and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

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

Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. If major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing net shareholder equity, or book value. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

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

The amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically repurchase agreements grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.  Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

We may enter into derivative contracts that expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet. We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.

We have entered and may again in the future enter into derivative contracts that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

We may directly or through our investment in the Invesco PPIP Fund, invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically a contractual relationship with a counterparty and not an acquisition of a referenced security or other asset. In these types of investments, we have no right to directly enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

The markets for these types of investments have, in some cases, only existed for a few years and may not be liquid. Many of these investments incorporate “pay as you go” credit events which have been introduced into the market fairly recently. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship. To date, we have entered into a limited number of these agreements. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit-enhancement on specific pools of real estate loans. We will attempt to manage the risks associated with these investments including counterparty risks, but our efforts may prove to be insufficient in enabling us to generate the returns anticipated.

As of December 31, 2010, we entered into one credit default swap with a notional value of approximately $150.0 million.

Risks Relating to the PPIP

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

There is no assurance that we will have sufficient capital to fund our commitment in the Invesco PPIP Fund.

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of December 31, 2010, $61.0 million of the commitment had been called. A call on our commitment would require us to pay up to $39.0 million in the Invesco Legacy Securities Master Fund, L.P. If we do not have sufficient capital to meet such a call, we may be forced to sell assets at significantly depressed prices to meet the call and to maintain adequate liquidity, which could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our common stock to decline. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

It may be difficult to acquire sufficient amounts of eligible assets to qualify to participate in the PPIP consistent with our investment strategy.

Assets to be used as collateral for PPIP must meet strict eligibility criteria with respect to characteristics such as issuance date, maturity, and credit rating and with respect to the origination date of the underlying collateral. These restrictions may limit the availability of eligible assets, and it may be difficult to acquire sufficient amounts of assets to obtain financing under the PPIP consistent with our investment strategy.

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

Risks Related to Accounting

Reclassification of securities financed with repurchase agreements may adversely affect our reported profitability.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued final guidance regarding the accounting and financial statement presentation for transactions that involve the acquisition of securities from a counterparty and the subsequent financing of these securities through repurchase agreements with the same counterparty. If we fail to meet the criteria under guidance to account for the transactions on a gross basis, our accounting treatment would not affect the economics of these transactions, but would affect how these transactions are reported on our financial statements. If we are not able to comply with the criteria under this final guidance for same party transactions we would be precluded from presenting the securities and the related financings, as well as the related interest income and interest expense, on a gross basis on our financial statements. Instead, we would be required to account for the purchase commitment and related repurchase agreement on a net basis and record a forward commitment to purchase securities as a derivative instrument. Such forward commitments would be recorded at fair value with subsequent changes in fair value recognized in earnings. Additionally, we would record the cash portion of our investment in the security as a mortgage-related receivable from the counterparty on our balance sheet. Although we would not expect this change in presentation to have a material impact on our net income, it could have an adverse impact on our operations. It could have an impact on our ability to include certain securities purchased and simultaneously financed from the same counterparty as qualifying real estate interests or real estate-related assets used to qualify under the exemption to not have to register as an investment company under the 1940 Act. It could also limit our investment opportunities as we may need to limit our purchases of securities that are simultaneously financed with the same counterparty.

We may fail to qualify for hedge accounting treatment.

We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. According to our accounting policy, we record these derivatives, known as cash flow hedges, on the balance sheet at fair market value with the changes in value recorded in equity as other comprehensive income. This hedge accounting is complex and requires documentation and testing to ensure the hedges are effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on hedges will be recorded in current period earnings rather than through other comprehensive income.

We have limited experience in making critical accounting estimates, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to determining the fair value of investment securities. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Risks Related to Our Investments

We may allocate our equity to investments with which our shareholders may not agree.

Our shareholders will be unable to evaluate the manner in which our equity will be invested or the economic merit of our expected investments and, as a result, we may use our equity to invest in investments with which our shareholders may not agree. The failure of our management to apply our equity effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our common stock to decline.

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

Difficult conditions in the mortgage, residential and commercial real estate markets may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Recently, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased market volatility. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The further deterioration of the RMBS market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Dramatic declines in the residential and commercial real estate markets, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of current market events, it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards.  Our profitability may be adversely affected if we are unable to secure financing for our assets.

Continued adverse developments in the residential and commercial mortgage markets, including recent increases in defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire our target assets on a leveraged basis, on attractive terms or at all, which could adversely affect our profitability.

Since mid-2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage markets. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Many of these institutions may have owned or financed assets which have declined in value and caused them to suffer losses, enter bankruptcy proceedings, further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. In addition, a rising interest rate environment and declining real estate values may decrease the number of borrowers seeking or able to refinance their mortgage loans, which would result in a decrease in overall originations. In addition, the Federal Reserve’s program to purchase Agency RMBS could cause an increase in the price of Agency RMBS, which would negatively impact the net interest margin with respect to Agency RMBS purchases. The general market conditions discussed above may make it difficult or more expensive for us to obtain financing on attractive terms or at all, and our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Invesco), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Our Manager values our potential CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Based on these loss estimates, our Manager may adjust the pool composition accordingly through loan removals and other credit enhancement mechanisms or leave loans in place and negotiate for a price adjustment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

The B-Notes we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes, mortgage loans typically (1) secured by a first mortgage on a single large commercial property or group of related properties, and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

Some of our portfolio investments are recorded at estimated  fair value and, as a result, there is uncertainty as to the value of these investments.

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

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our RMBS and mortgage loans we acquire. Changes in interest rates and prepayments affect the market price of the target assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies, and (3) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

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

We have not established a minimum distribution payment level, and we cannot assure our shareholders of our ability to pay distributions in the future.

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

We cannot assure our shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return in capital.

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

We have been organized and we operate in a manner that enabled us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

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

We may distribute taxable dividends that are payable in cash and in shares of our common stock at the election of each shareholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2010 could be payable in our stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.

    The maximum tax rate for “qualified dividends” paid by corporations to individuals is 15% through 2012, as extended in recent tax legislation.  Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 35% through 2012), rather than the 15% preferential rate.  The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2010, we were not involved in any such legal proceedings.

Item 4. Omitted and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2010
Fourth quarter	$23.60	$20.83
Third quarter	$23.20	$19.25
Second quarter	$23.48	$15.00
First quarter	$23.99	$21.35

2009
Fourth quarter	$24.92	$19.34
Third quarter	$22.18	$19.25
Second quarter	$19.80	$18.73

Holders

As of March 14, 2011, there were 9 shareholders of record.

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

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Common Dividends Declared Per Share
	Amount	Date of Payment

2010
December 14, 2010	$0.97	January 27, 2011
September 20, 2010	$1.00	October 27, 2010
June 21, 2010	$0.74	July 27, 2010
March 17, 2010	$0.78	April 22, 2010

2009
December 16, 2009	$1.05	January 27, 2010
October 13, 2009	$0.61	November 12, 2009

Performance Graph

The following graph matches the cumulative 18-month total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through December 31, 2010.

	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/2010	12/31/2010
Invesco Mortgage Capital Inc.	100.00	112.17	125.82	131.54	118.58	133.38	141.39
S&P 500	100.00	115.61	122.59	129.19	114.43	127.35	141.05
FTSE NAREIT Mortgage REITs	100.00	120.48	118.98	121.85	123.50	132.78	145.86

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds

We used all of the net proceeds from the IPO, private placement and subsequent follow-on offerings, to acquire our target assets in accordance with our objectives and strategies described above.   See “Business — Investment Strategy.”  Our focus is on purchasing Agency RMBS, non-Agency RMBS, CMBS and certain residential and commercial mortgage loans, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets.

Item 6. Selected Financial Data.

The selected historical financial information as of December 31, 2010, December 31, 2009 and December 31, 2008 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.

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

Balance Sheet Data
$ in thousands	December 31, 2010	December 31, 2009	December 31, 2008

Mortgage-backed securities, at fair value	5,578,333	802,592	—
Total assets	5,862,400	853,400	979
Repurchase agreements	4,344,659	545,975	—
TALF financing	—	80,377	—
Total shareholders’ equity (deficit)	1,019,150	180,515	(21)
Non-controlling interest	31,664	29,795	—
Total equity (deficit)	1,050,814	210,310	(21)

Statement of Operations Data

$ in thousands, except per share data	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Interest income	134,229	23,529	—
Interest expense	29,556	4,627	—
Net interest income	104,673	18,902	—
Other income	11,145	2,073	—
Operating expenses	12,093	3,464	22
Net income (loss)	103,725	17,511	(22)

Net income attributable to non-controlling interest	5,326	2,417	—
Net income (loss) attributable to common shareholders	98,399	15,094	(22)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.78	3.37	—

Dividends declared per common share	3.49	1.66	—
Weighted average number of shares of common stock:
Basic	26,039	4,480	NM
Diluted	27,468	5,198	NM

NM = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this Report.

Overview

We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd.  We elected to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our objective is to provide attractive risk-adjusted returns to our shareholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following:

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

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. In addition, we historically financed our investments in CMBS with borrowings under the U.S. government’s TALF program. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.  We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities PPIFs that receive financing under the U.S. government’s PIPP, established and managed by our Manager or one of its affiliates, which, in turn, invests in our target assets.

Public Offerings

On January 15, 2010, the Company completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.4 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, the Company completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to the Company were $177.6 million, net of issuance costs of approximately $9.1 million.  On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to the Company were $2.1 million, net of issuance costs of approximately $106,000.

On October 13, 2010, the Company completed a public offering of 12,000,000 shares of common stock and an issuance of an additional 1,800,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.75 per share. Net proceeds to the Company were approximately $274.6 million, net of issuance costs of approximately $11.8 million.

On December 20, 2010, the Company completed a public offering of 8,700,000 shares of common stock and an issuance of an additional 1,305,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $22.30 per share. Net proceeds to the Company were approximately $214.0 million, net of issuance costs of approximately $9.1 million.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, (“TARP”), the enactment of the HERA, which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the TALF and the PPIP. Some of these programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown.

We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York, (“FRBNY”), made up to $200 billion of loans under the TALF. The facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS.  In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.

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

Investment Activities

As of December 31, 2010, 48.2% (2009: 19.1%) of our equity was invested in Agency RMBS, 37.1% (2009: 54.8%) in non-Agency RMBS, 9.4% (2009: 9.9%) in CMBS, and 5.3% (2009: 2.0%) in the Invesco PPIP Fund. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of December 31, 2010, we had approximately $2.2 billion (2009: $161.1 million) in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $1.9 billion (2009: $261.8 million) in 15-year fixed rate, approximately $72.3 million (2009: $123.5 million) in hybrid adjustable-rate mortgages (“ARMs”) and approximately $22.5 million (2009: $10 million) in ARMs we believe to have similar durations based on prepayment speeds. As of December 31, 2010, we had purchased approximately $846.4 million (2009: $115.3 million) non-Agency RMBS.

Initially, we focused on CMBS that could be financed under the TALF.  In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs. The Company obtained additional advances under existing repurchase agreement financing arrangements. As of December 31, 2010, we owned approximately $497.9 million (2009: $101.1 million) in CMBS and financed $401.2 million in repurchase agreements compared to $80.4 million financed under TALF at December 31, 2009. In addition, as of December 31, 2010, we had purchased approximately $28.8 million (2009: $29.7 million) in CMOs.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2010:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%
Total Agency RMBS	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency RMBS	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%
Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%
_____________________
(1)           Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)           Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of December 31, 2010:

$ in thousands
Less than one year	26,214
Greater than one year and less than five years	3,304,668
Greater than or equal to five years	2,247,451
Total	5,578,333

The following table presents certain information about the carrying value of our available for sale mortgage-backed securities (“MBS”) as of December 31, 2010:

$ in thousands
Principal balance	5,655,820
Unamortized premium	271,728
Unamortized discount	(380,482)
Gross unrealized gains	75,231
Gross unrealized losses	(43,964)
Carrying value/estimated fair value	5,578,333

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by a portion of our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of December 31, 2010, we had entered into repurchase agreements totaling $4.3 billion (2009: $546.0 million). We committed to invest up to $100.0 million (2009 $25.0 million) in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of December 31, 2010, approximately $61.0 million (2009: $4.1 million) of our commitment to the Invesco PPIP Fund has been called.

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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our shareholders’ equity.

As of December 31, 2010, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on approximately $2.6 billion of borrowings under our repurchase agreements as of December 31, 2010. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of December 31, 2010:

Swap Transactions

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Citibank, N.A.	300,000	4/15/2016	1.67%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
Citibank, N.A.	200,000	5/25/2021	2.83%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Total/Weighted Average	2,575,000		2.22%

Credit Default Swap Agreement

We entered into a credit default swap (“CDS”) on December 31, 2010 with a $150.0 million notional balance and a fair value of $0. Under this CDS, we sold protection (and receive premium payments of 3.0%) on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25%.  Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We will also be required to post cash collateral to secure potential loss payments.

Book Value per Share

Our book value was $20.49 and $20.39 as of December 31, 2010 and December 31, 2009, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ending December 31, 2010, December 31, 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008.

$ in thousands, except per share data	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Revenues
Interest income	134,229	23,529	—
Interest expense	29,556	4,627	—
Net interest income	104,673	18,902	—

Other income (loss)
Gain on sale of investments	3,456	2,002	—
Equity in earnings and fair value change in unconsolidated limited partnerships	8,276	71	—
Loss on other-than-temporarily impaired securities	(510)	—	—
Unrealized loss on interest rate swaps	(90)	—	—
Gain on credit default swap	13	—	—
Total other income	11,145	2,073	—

Expenses
Management fee – related party	8,080	1,513	—
General and administrative	1,393	499	22
Insurance	1,164	723	—
Professional Fees	1,456	729	—
Total expenses	12,093	3,464	22
Net income (loss)	103,725	17,511	(22)

Net income (loss) attributable to non-controlling interest	5,326	2,417	(22)
Net income attributable to common shareholders	98,399	15,094	NM
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.78	3.37	NM
Dividends declared per common share	3.49	1.66	—

Weighted average number of shares of common stock:
Basic	26,039	4,480	NM
Diluted	27,468	5,198	NM
NM = not meaningful

Net Income Summary

For the year ended December 31, 2010, our net income was $98.4 million (2009: $15.1 million), or $3.78 (2009: $3.37) basic and diluted net income per average share available to common shareholders.

The increase to net income is primarily attributable to the growth in our investment portfolio resulting from our follow-on public offerings in January 2010, May 2010, October 2010 and December 2010 which in the aggregate raised approximately $830.7 million net of issuance costs and a full year of income earned on our investment portfolio in 2010 versus approximately six months of operations in 2009.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. For the year ended December 31, 2010, we had average earning assets of approximately $2.7 billion (2009: $866.4 million) and earned interest income of $134.2 million (2009: $23.5 million).  The yield on our average investment portfolio was 5.03%. The change in our average assets and the portfolio yield was primarily the result of the increase in our investment portfolio after our January 2010, May 2010, October 2010 and December 2010 follow-on common stock offerings which in the aggregate raised approximately $830.7 million net of issuance costs and a full year of income earned on our investment portfolio.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 12.8 and 15.7 for the years ended December 31, 2010 and 2009, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2010		December 31, 2009
	Company	Cohort	Company	Cohort

15 year Agency RMBS	12.0	28.8	15.0	21.8
30 year Agency RMBS	14.6	27.8	22.7	27.3
Agency Hybrid ARM RMBS	15.8	N/A	19.5	N/A
Non-Agency RMBS	16.0	N/A	16.0	N/A
Overall	12.8	N/A	15.7	N/A

On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. The impact of the increased buy-outs accelerated the amortization of premium paid for these Agency RMBS, which reduces interest income. In the fourth quarter of 2009, the Company correctly anticipated the increased buy-outs and sold several Agency RMBS that were at risk. For the year ended December 31, 2010, the Company estimates the increased buy-outs reduced interest income by $2.0 million as a result of higher premium amortization. For the quarter ended December 31, 2010, the buy-outs had no significant impact on interest income. For the Agency RMBS held in the portfolio as of December 31, 2010, the Company estimates that the completion of this buy-out program will have no significant effect on future periods.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the year ended December 31, 2010, we had average borrowed funds of approximately $2.1 billion (2009: $626.0 million) and total interest expense of $29.6 million (2009: $4.6 million). The increase in average borrowed funds and interest expense was primarily the result of increasing our investment portfolio leverage in connection with our January 2010, May 2010, October 2010 and December 2010 follow-on public offerings which in the aggregate raised approximately $830.7 million net of issuance costs and borrowing outstanding for a full year.

For the year ended December 31, 2010, our average cost of funds was 1.40%. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, the TALF borrowings, as well as costs for our interest rate hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $104.7 million (2009: $18.9 million) for the year ended December 31, 2010. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.63% for the year ended December 31, 2010. The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds of our January 2010, May 2010, October 2010 and December 2010 follow-on public offerings which raised approximately $830.7 million net of issuance costs and a full year of our leveraged income earning portfolio.

Gain on Sale of Investments

 As part of our ongoing credit evaluation process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized a net gain of approximately $3.5 million (2009: $2.0 million) for the year ended December 31, 2010.

Loss on Other-Than-Temporary Impaired Securities

For the year ended December 31, 2010, we recognized losses of approximately $510,000 (2009: $0) on other-than-temporarily impaired securities in the consolidated statement of operations which had been included in accumulated other comprehensive income. Credit losses on non-Agency RMBS were anticipated and included in the price paid for the asset at acquisition and are included in the security’s estimated yield at acquisition.

Equity in Earnings and Change in Fair Value of Unconsolidated Limited Partnerships

For the year ended December 31, 2010, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the Invesco PPIP Fund of approximately $4.8 million (2009: $63,000) and $3.5 million (2009: $8,000), respectively. The increase in equity in earnings and unrealized income on the change in fair value was primarily the result of an increase in the fair value of the Invesco PPIP Fund.

Other Income (Loss)

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $90,000 (2009: $0) which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the year ended December 31, 2010.

In addition, our other income (loss) includes revenue of $13,000 (2009: $0) from a credit default swap contract entered into in December 2010.

Expenses

For the year ended December 31, 2010, we incurred management fees of $8.1 million (2009: $1.5 million), which are payable to our Manager under our management agreement. The increase in management fees is primarily the result of increasing our investment portfolio with the proceeds of our January 2010, May 2010, October 2010 and December 2010 follow-on public offerings which in the aggregate raised approximately $830.7 million net of issuance costs. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager.

For the year ended December 31, 2010, our general and administrative expense of approximately $1.4 million (2009: $499,000) includes the salary and the estimated bonus of our Chief Financial Officer and our Controller, amortization of equity based compensation related to anticipated quarterly grants of our stock to our independent directors, payable subsequent to each calendar quarter, cash-based payments to our independent directors, derivative transaction fees, filing fees and other miscellaneous general and administrative costs.  The increase in general and administrative expense is attributed primarily to an increase in filing fees, derivative transaction fees and salaries and bonuses during 2010.

For the year ended December 31, 2010, our insurance expense of approximately $1.2 million (2009: $723,000) represents the cost of liability insurance to indemnify our directors and officers. The increase in insurance expense is attributed to a full year of insurance premium costs expensed during 2010 versus insurance expenses for only approximately six months of operations in 2009.

For the year ended December 31, 2010, our professional fees of $1.5 million (2009: $729,000) represents the cost of legal, accounting, auditing and consulting services provided to us by third party service providers.  The increase in professional fees is primarily attributed to costs associated with an increase in the complexity of our financial reporting and a full year of operations in 2010.

Net Income and Return on Average Equity

For the year ended December 31, 2010, our net income was $103.7 million (2009: $17.5 million) and our annualized return on average equity was 17.58% (2009: 19.35%). The change in net income and return on average equity was primarily the result of increasing our investment portfolio through the investment of the proceeds of our January 2010, May 2010, October 2010 and December 31, 2010 follow-on offerings which in the aggregate raised approximately $830.7 million net of issuance costs in our target assets and a full year of operations.

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

We allocate our equity to each of our target assets and apply leverage to obtain our net interest income. We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 7 times. The table below shows the allocation of our equity and debt-to-equity ratio as of December 31, 2010. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	PPIP	Total

Borrowings	3,483,440	459,979	401,240	—	4,344,659
Equity allocation	506,590	389,791	98,276	56,157	1,050,814
Debt / Equity Ratio	6.9	1.2	4.1	—	4.1
% of Total Equity	48.2%	37.1%	9.4%	5.3%	100.0%

We enter into repurchase agreements with various counterparties to fund our purchase of MBS. The following table summarizes our total borrowings by type of investment as of December 31, 2010 and December 31, 2009:

$ in thousands	December 31, 2010		December 31, 2009
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	3,483,440	0.33%	545,975	0.26%
Non-Agency RBS	459,979	1.76%	—	—
CMBS	401,240	1.30%	—	—
Total Repurchase agreements	4,344,659	0.57%	545,975	0.26%
CMBS under TALF	—	—	80,377	3.82%
Total Borrowings	4,344,659	0.57%	626,352	0.72%

As of December 31, 2010, the weighted (by borrowing amount) average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.52%, under our repurchase agreements for non-Agency RMBS was approximately 27.52%, and under our repurchase agreements for CMBS was approximately 17.15%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8%, for non-Agency RMBS range from a low of 15% to a high of 50%, and for CMBS range from a low of 15% and 30%. Our hedged cost of funds was approximately 0.89% and 1.32% as of December 31, 2010 and December 31, 2009, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan, pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock.  Under the terms of the Plan, shareholders who participate in the Plan may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

During the year ended December 31, 2010, we issued a total of 11 common shares pursuant to the plan.

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

Contractual Obligations

On July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum, calculated and payable quarterly in arrears. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

 Contractual Commitments

As of December 31, 2010, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	4,344,659	4,344,659	—	—	—
Invesco PPIP Fund investment	39,041	—	39,041	—	—
Total contractual obligations	4,383,700	4,344,659	39,041	—	—

As of December 31, 2010, we had approximately $3.3 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of December 31, 2010, approximately $61.0 million (2009: $4.1 million) of the commitment has been called.

The Company also utilizes credit derivatives, such as credit default swaps (“CDS”), to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event.

Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium.  Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statement of operations.

Our only CDS contract was entered into on December 31, 2010 with a $150.0 million notional balance where the Company sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fix rate fee of 3%.  The Company’s maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The Company is required to post cash collateral to secure potential loss payments.

Shareholders’ Equity

On January 15, 2010, we completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. The net proceeds to us were $162.4 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, we completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to us were $177.6 million, net of issuance costs of approximately $9.1 million.  On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to us were approximately $2.1 million, net of issuance costs of approximately $106,000.

On October 13, 2010, the Company completed a public offering of 12,000,000 shares of common stock and an issuance of an additional 1,800,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.75 per share. Net proceeds to the Company were approximately $274.6 million, net of issuance costs of approximately $11.8 million.

On December 20, 2010, the Company completed a public offering of 8,700,000 shares of common stock and an issuance of an additional 1,305,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $22.30 per share. Net proceeds to the Company were approximately $214.0 million, net of issuance costs of approximately $9.1 million.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”  For the year ended December 31, 2010, net unrealized gain and losses included in shareholders’ equity is $17.8 million (2009: $8.9 million).

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $45,000 in restricted common stock annually. For the year ended December 31, 2010, we recognized compensation expense of approximately $105,000  (2009: $38,000) and issued 4,173 shares (2009: 912 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price on the NYSE on the actual date of grant.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended December 31, 2010. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended December 31, 2010. Consequently, we met the REIT income and asset test as of December 31, 2010. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of December 31, 2010. Therefore, as of December 31, 2010, we believe that we qualified as a REIT under the Code.

We at all times intend to conduct our business so that neither we nor our operating partnership nor the subsidiaries of our operating partnership are required to register as an investment company under the 1940 Act. If we were to become required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our operating partnership and the operating partnerships wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2010, we conducted our business so as not to be regulated as an investment company under the 40 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	11.80%	(1.60)%
+0.50%	14.65%	(0.71)%
-0.50%	(17.21)%	0.41%
-1.00%	(36.13)%	0.39%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

            The company’s independent auditors, Grant Thornton LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule-15(f) and 15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to certain portions of this Item 10 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information about Director Nominees,” “Information about the Executive Officers of the Company,” “Corporate Governance,” “Information about the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2011 annual shareholders’ meeting.  In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 72-95 of this Report.

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
10.7§ 10.8§
Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

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

(b) Exhibits: See (a)(3) above.

(c) Financial Statement Schedules: See (a)(2) above.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	70

Consolidated Balance Sheets as of December 31, 2010 and 2009	72

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	73

Consolidated Statement Changes in Equity (Deficit) for the years ended December 31, 2010 and 2009 and for the period from June 5, 2008 (Date of Inception) to December 31, 2008	74

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from June 5, 2008 (Date of Inception) to December 31, 2008	75
Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Invesco Mortgage Capital, Inc

We have audited Invesco Mortgage Capital, Inc. and its subsidiaries’ (a Maryland Corporation)  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Invesco Mortgage Capital, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Invesco Mortgage Capital, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Invesco Mortgage Capital, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Mortgage Capital, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity and cash flows for each of the years December 31, 2010 and 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008 and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from June 5, 2008 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invesco Mortgage Capital Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011, expressed an unqualified opinion on internal control over financial reporting

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 14, 2011

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
ASSETS	December 31, 2010	December 31, 2009
Mortgage-backed securities, at fair value	5,578,333	802,592
Cash	63,552	24,041
Restricted cash	101,144	14,432
Investment related receivable	7,601	2,737
Investments in unconsolidated limited partnerships, at fair value	54,725	4,128
Accrued interest receivable	22,503	3,518
Derivative assets, at fair value	33,255	—
Other assets	1,287	1,952
Total assets	5,862,400	853,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	4,344,659	545,975
TALF financing	—	80,377
Derivative liabilities, at fair value	37,850	3,782
Dividends and distributions payable	49,741	10,828
Investment related payables	372,285	—
Accrued interest payable	2,579	598
Accounts payable and accrued expenses	1,065	665
Due to affiliate	3,407	865
Total liabilities	4,811,586	643,090

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 49,854,196 and 8,887,212 shares issued and outstanding, at December 31, 2010 and December 31, 2009, respectively	499	89
Additional paid in capital	1,002,809	172,385
Accumulated other comprehensive income	24,015	7,721
Retained earnings (accumulated deficit)	(8,173)	320
Total shareholders’ equity	1,019,150	180,515

Non-controlling interest	31,664	29,795
Total equity	1,050,814	210,310

Total liabilities and equity	5,862,400	853,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
$ in thousands, except per share data	2010	2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Revenues
Interest income	134,229	23,529	—
Interest expense	29,556	4,627	—
Net interest income	104,673	18,902	—

Other income (loss)
Gain on sale of investments	3,456	2,002	—
Equity in earnings and fair value change in unconsolidated limited partnerships	8,276	71	—
Loss on other-than-temporarily impaired securities	(510)	—	—
Unrealized loss on interest rate swaps	(90)	—	—
Gain on credit default swap	13	—	—
Total other income	11,145	2,073	—

Expenses
Management fee – related party	8,080	1,513	—
General and administrative	1,393	499	22
Insurance	1,164	723	—
Professional fees	1,456	729	—
Total expenses	12,093	3,464	22
Net income (loss)	103,725	17,511	(22)

Net income attributable to non-controlling interest	5,326	2,417	—
Net income (loss) attributable to common shareholders	98,399	15,094	(22)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.78	3.37	NM
Dividends declared per common share	3.49	1.66	—
Weighted average number of shares of common stock:
Basic	26,039	4,480	NM
Diluted	27,468	5,198	NM

NM = not meaningful
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders Equity (Deficit)	Non-Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance at June 5, 2008	—	—	—	—	—	—	—	—	—
Issuance of common stock	100	—	1	—	—	1	—	1	—
Net loss	—	—	—	—	(22)	(22)	—	(22)	(22)
Balance at December 31, 2008	100	—	1	—	(22)	(21)	—	(21)	(22)
Net income	—	—	—	—	15,094	15,094	2,417	17,511	17,511
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	10,980	—	10,980	1,761	12,741	12,741
Change in net unrealized gains and losses on derivatives	—	—	—	(3,259)	—	(3,259)	(523)	(3,782)	(3,782)
Total comprehensive income									26,470
Net proceeds from common stock, net of offering costs	8,886,200	89	172,352	—	—	172,441	—	172,441
Proceeds from private placement of OP units							28,500	28,500
Common stock dividends	—	—	—	—	(14,752)	(14,752)	—	(14,752)
Common unit dividends	—	—	—	—	—	—	(2,366)	(2,366)
Amortization of equity-based compensation	912	—	32	—	—	32	6	38
Balance at December 31, 2009	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310	26,470
Net income	—	—	—	—	98,399	98,399	5,326	103,725	103,725
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	15,769	—	15,769	2,757	18,526	18,526
Change in net unrealized gains and losses on derivatives	—	—	—	525	—	525	(1,247)	(722)	(722)
Total comprehensive income									147,999
Net proceeds from common stock, net of offering costs	40,962,811	410	830,301	—	—	830,711	—	830,711
Stock awards to directors	4,173	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(106,892)	(106,892)	—	(106,892)
Common unit dividends	—	—	—	—	—	—	(4,973)	(4,973)
Amortization of equity-based compensation	—	—	123	—	—	123	6	129
Balance at December 31, 2010	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
$ in thousands	2010	2009	Period from June 5, 2008 (Date of Inception) to December 31, 2008
Cash Flows from Operating Activities
Net income (loss)	103,725	17,511	(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	(7,399)	(1,764)	—
Unrealized loss on interest rate swap	90	—	—
Gain on sale of mortgage-backed securities	(3,456)	(2,002)	—
Loss on other-than-temporarily impaired securities	510	—	—
Equity in earnings and fair value change in unconsolidated limited partnerships	(8,276)	(71)	—
Amortization of equity-based compensation	129	38	—
Changes in operating assets and liabilities
Increase in accrued interest	(18,985)	(3,518)	—
Increase in other assets	167	(390)	(978)
Increase in accrued interest payable	1,981	598	—
Increase in due to affiliate	2,542	756	1,000
Increase in accounts payable and accrued expenses	501	320	—
Net cash provided by operating activities	71,529	11,478	—

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(5,063,798)	(961,356)	—
Investment in PPIP	(43,451)	(4,359)	—
Principal payments of mortgage-backed securities	420,591	71,961	—
Proceeds from sale of mortgage-backed securities	260,090	100,573	—
Net cash used in investing activities	(4,426,568)	(793,181)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	830,806	171,613	1
Restricted cash	(92,660)	(14,432)	—
Proceeds from private placement of OP units	—	28,500	—
Investment related payables	11,050	—	—
Proceeds from repurchase agreements	20,545,015	2,766,266	—
Principal repayments of repurchase agreements	(16,746,331)	(2,220,291)	—
Proceeds from TALF financing	71,526	80,407	—
Principal payments of TALF financing	(151,903)	(30)	—
Payments of dividends and distributions	(72,953)	(6,290)	—
Net cash provided by financing activities	4,394,550	805,743	1

Net increase in cash	39,511	24,040	1
Cash, Beginning of Period	24,041	1	—

Cash, End of Period	63,552	24,041	1
Supplement disclosure of cash flow information
Interest paid	27,248	4,030	—

Non-cash investing and financing activities information
Net change in unrealized gain on available-for-sale securities and derivatives	17,804	8,959	—

Net change in investment in PPIP	1,130	302	—

Net change in restricted cash	5,948	—	—
Dividends and distributions declared not paid	49,741	10,828	—
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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of December 31, 2010, the Company owned 97.2% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 2.8%.

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company had financed its CMBS portfolio with financings under the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”) which were repaid and replaced with repurchase agreements during 2010.  The Company also finances its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in the public private investments funds (the “PPIF”) managed by the Company’s Manager. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with the Company’s taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income to its shareholders annually.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

 Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities (“MBS”) and other-than-temporary impairment charges. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2010, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital. The Company includes deferred offering costs in other assets.  At December 31, 2009, deferred offering costs consisted of legal and other costs of approximately $288,000 related to the follow-on public offering which was completed on January 15, 2010 (the “January Offering”). In addition, the Company recorded deferred offering costs of approximately $87,000 at December 31, 2010 related to the Company’s unused shelf registration.

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and the subsequent follow-on offerings are reflected as a reduction of additional paid-in-capital.

Repurchase Agreements

The Company finances its Agency RMBS, non-Agency RMBS and its CMBS investment portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

Fair Value Measurements

In January 2010, the FASB updated guidance entitled, “Improving Disclosures about Fair Value Measurements.” The guidance required a number of additional disclosures regarding fair value measurements. Specifically, entities should disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted these provisions in preparing its Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated statements of operations and consolidated balance sheets.

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

Investments in Unconsolidated Limited Partnerships

The Company has investments in unconsolidated limited partnerships. In circumstances where the Company has a non-controlling interest but is deemed to be able to exert significant influence over the affairs of the enterprise the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Earnings per share for the period June 5, 2008 (date of inception) to December 31, 2009 is not presented because it is not a meaningful measure of the Company’s performance.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.

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

Dividend Reinvestment Plan

Effective as of August 27, 2010, the Company implemented a dividend reinvestment and stock purchase plan (the “Plan”).  Under the terms of the Plan, shareholders who participate in the Plan may purchase shares of common stock directly from the Company.  Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of stock.

Reclassifications

The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.

Recent Accounting Pronouncements

In January 2010, the FASB updated guidance on, Improving Disclosures about Fair Value Measurements. The guidance required a number of additional disclosures regarding fair value measurements. Specifically, entities should disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective for interim and annual reporting periods beginning after December 15, 2009.  The company has made the required disclosures in Note 7, “Financial Instruments.”

Recent Accounting Pronouncements Not Yet Adopted

None.

Note 3 - Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2010, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at December 31, 2010 and December 31, 2009.

December 31, 2010 $ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%
Total Agency	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency MBS	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%
Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%
_____________________

(1)  Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)  Average yield incorporates future prepayment and loss assumptions.

December 31, 2009 $ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	251,752	9,041	260,793	1,023	261,816	4.82%	3.80%
30 year fixed-rate	149,911	10,164	160,075	990	161,065	6.45%	5.02%
ARM	10,034	223	10,257	(281)	9,976	2.52%	1.99%
Hybrid ARM	117,163	5,767	122,930	597	123,527	5.14%	3.55%
Total Agency	528,860	25,195	554,055	2,329	556,384	5.31%	4.07%

MBS-CMO	27,819	978	28,797	936	29,733	6.34%	4.83%
Non-Agency MBS	186,682	(79,341)	107,341	7,992	115,333	4.11%	17.10%
CMBS	104,512	(4,854)	99,658	1,484	101,142	4.93%	5.97%
Total	847,873	(58,022)	789,851	12,741	802,592	5.03%	6.10%

___       __________________

(1)         Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)         Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at December 31, 2010 and December 31, 2009 are presented below.

$ in thousands	December 31, 2010	December 31, 2009
Principal balance	5,655,820	847,873
Unamortized premium	271,728	26,174
Unamortized discount	(380,482)	(84,196)
Gross unrealized gains	75,231	14,595
Gross unrealized losses	(43,964)	(1,854)
Fair value	5,578,333	802,592

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of December 31, 2010 and December 31, 2009:

$ in thousands	December 31, 2010	December 31, 2009
Less than one year	26,214	—
Greater than one year and less than five years	3,304,668	483,540
Greater than or equal to five years	2,247,451	319,052
Total	5,578,333	802,592

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009, respectively:

December 31, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	1,039,444	(17,284)	—	—	1,039,444	(17,284)
30 year fixed-rate	802,118	(10,885)	—	—	802,118	(10,885)
ARM	14,911	(251)	7,601	(244)	22,512	(495)
Hybrid ARM	10,912	(17)	—	—	10,912	(17)
Total Agency	1,867,385	(28,437)	7,601	(244)	1,874,986	(28,681)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	370,839	(13,242)	—	—	370,839	(13,242)
CMBS	138,037	(2,041)	—	—	138,037	(2,041)
Total	2,376,261	(43,720)	7,601	(244)	2,383,862	(43,964)

December 31, 2009	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	42,446	(82)	—	—	42,446	(82)
30 year fixed-rate	22,195	(70)	—	—	22,195	(70)
ARM	9,976	(281)	—	—	9,976	(281)
Hybrid ARM	—	—	—	—	—	—
Total Agency	74,617	(433)	—	—	74,617	(433)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	13,499	(1,044)	—	—	13,499	(1,044)
CMBS	18,281	(377)	—	—	18,281	(377)
Total	106,397	(1,854)	—	—	106,397	(1,854)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the year ended December 31, 2010 and December 31, 2009:

$ in thousands	Year ended December 31, 2010	Year ended December 31, 2009
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	12,741	—
Unrealized gain on MBS, net	18,526	12,741
Balance at the end of period	31,267	12,741

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

The following table presents the other than temporary impairments for the year ended December 31, 2010 and December 31, 2009:

$ in thousands	Year ended December 31, 2010	Year ended December 31, 2009
Credit related other-than-temporary impairments included in earnings	510	—
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—
Total other-than-temporary impairment losses	510	—

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the year ended December 31, 2010 and December 31, 2009:

$ in thousands	Year ended December 31, 2010	Year ended December 31, 2009
Credit loss amount at the beginning of the period	—	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	510	—
Credit loss amount at end of period	510	—

The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the year ended December 31, 2010 and December 31, 2009:

For the year ended December 31, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	76,602	(22,794)	53,808
Non-Agency	38,250	29,851	68,101
CMBS	11,936	342	12,278
Other	42	—	42
Total	126,830	7,399	134,229

For the year ended December 31, 2009 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	16,660	(3,835)	12,825
Non-Agency	3,182	5,333	8,515
CMBS	1,894	266	2,160
Other	29	—	29
Total	21,765	1,764	23,529

Note 4 – Investments in Unconsolidated Limited Partnerships – Related Party

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF established and managed by the Manager or one of its affiliates, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco PPIP Fund”) that receives financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Fund and AIV was $25.0 million. The Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010 the Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Fund and AIV. As of March 31, 2010, the Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Fund in October 2009.

In connection with the increase of the Company’s interest in the Fund and AIV, the Company is committed to fund approximately $39.0 million of additional capital at December 31, 2010. The Company realized approximately $4.8 million (2009: $63,000) of equity in earnings and $3.5 million (2009: $8,000) of unrealized appreciation from these investments for the year ended December 31, 2010.

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

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance a portion of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.57% (2009: 0.26%) at December 31, 2010. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility expires in April 2011. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2010 and December 31, 2009:

$ in thousands	December 31, 2010		December 31, 2009
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	3,483,440	0.33%	545,975	0.26%
Non-Agency RBS	459,979	1.76%	—	—
CMBS	401,240	1.30%	—	—
Total	4,344,659	0.57%	545,975	0.26%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at December 31, 2010 and 2009.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2010 and December 31, 2009:

December 31, 2010 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	974,369	22%	1,072,719
Banc of America Securities LLC	200,081	5%	220,018
Barclays Capital Inc.	287,469	7%	322,035
RBS Securities Inc.	210,332	5%	241,331
Deutsche Bank Securities Inc.	463,087	11%	493,533
Goldman, Sachs & Co.	273,369	6%	291,512
BNP Paribas Securities Corp.	228,566	5%	239,218
Wells Fargo Securities, LLC	614,365	14%	710,529
Morgan Stanley & Co. Incorporated	468,748	11%	511,022
JP Morgan Securities Inc.	227,261	5%	255,403
Mitsubishi UFJ Securities (USA), Inc.	261,594	6%	273,131
Nomura Securities International, Inc.	135,418	3%	144,586
Total	4,344,659	100%	4,775,037
December 31, 2009 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	109,697	20%	110,501
Barclays Capital Inc.	62,279	12%	64,228
RBS Securities Inc.	83,093	15%	86,503
Deutsche Bank Securities Inc.	115,764	21%	113,804
Goldman, Sachs & Co.	175,142	32%	182,731
Total	545,975	100%	557,767

At December 31, 2010, cash collateral held by the counterparties was $81.3 million (2009: $14.0 million).

TALF Financing

Under the TALF, the Federal Reserve made non-recourse loans to borrowers to fund purchases of asset-backed securities (“ABS”). The TALF facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. The Company repaid all outstanding borrowings under the TALF during 2010.  The TALF borrowings had a weighted average interest rate of 3.82% during the period it was outstanding in 2010. The Company had secured borrowings of $80.4 million under the TALF at a weighted average interest rate of 3.82% at December 31, 2009.

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

The Company also utilizes credit derivatives such as credit default swaps (CDS) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event.

Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium.  Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statement of operations.

Our only CDS contract was entered into on December 31, 2010 with a $150.0 million notional balance where the Company sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fix rate fee of 3%.  The Company’s maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The Company is required to post cash collateral to secure potential loss payments.

At December 31, 2010, the open CDS sold by the Company is summarized as follows:

$ in thousands	Amount
Fair value amounts	0.0
Maximum potential amount of future undiscounted payments	112.5
Recourse provisions with third parties	0.0
Collateral held	0.0

The Company posted $22.5 million as cash collateral with the counterparty of the CDS in January 2010.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2010, the Company recorded $90,000 (2009: $0) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily due to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $37.9 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 125 months.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional Amount $ in thousands	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Citibank, N.A.	300,000	4/15/2016	1.67%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
Citibank, N.A.	200,000	5/25/2021	2.83%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Total/Weighted Average	2,575,000		2.22%

    At December 31, 2010, the Company’s counterparties hold approximately $8.8 million of cash margin deposits and approximately $35.5 million in agency RMBS as collateral against its swap contracts.  The cash is classified as restricted cash and the agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31, 2010 and December 31, 2009.

$ in thousands
Asset Derivatives				Liability Derivatives
As of December 31, 2010		As of December 31, 2009		As of December 31, 2010		As of December 31, 2009
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	33,255	Interest rate swap asset	—	Interest rate swap liability	37,850	Interest rate swap liability	3,782

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

    The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the year ended December 31, 2010 and 2009.

Twelve months ended December 31, 2010
$ in thousands

Derivative type for cash flow Hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	15,252	Interest Expense	14,530	Other Expense	90

Twelve months ended December 31, 2009
$ in thousands

Derivative type for cash flow Hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	6,420	Interest Expense	2,638	Other Expense	—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2010	2009	2008

Credit Default Swap	Gain on credit default swap	13	—	—
Total		13	—	—

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

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $35.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $8.8 million of cash (2009: $14.4 million) and $35.5 million (2009: $6.4 million) of Agency RMBS at December 31, 2010. If the Company had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination value.

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

The fair values at December 31, 2010 and December 31, 2009, on a recurring basis, of the Company’s MBS, investment in unconsolidated limited partnership, and interest rate hedges based on the level of inputs are summarized below:

	December 31, 2010
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	5,578,333	—	5,578,333
Investments in unconsolidated limited partnerships	—	—	54,725	54,725
Derivatives	—	33,255	—	33,255
Total	—	5,611,588	54,725	5,666,313
Liabilities
Derivatives	—	37,850	—	37,850
Total	—	37,850	—	37,850

	December 31, 2009
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	802,592	—	802,592
Investments in unconsolidated limited partnerships	—	—	4,128	4,128
Total	—	802,592	4,128	806,720
Liabilities
Derivatives	—	3,782	—	3,782
Total	—	3,782	—	3,782
_____________________

(1)  For more detail about the fair value of our MBS and type of securities, see Note 3 in the audited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2010	December 31, 2009
Beginning balance	4,128	—
Purchases, sales and settlements, net	42,321	4,057
Total net gains / (losses) included in net income
Realized gains/(losses), net	4,780	63
Unrealized gains/(losses), net	3,496	8
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	54,725	4,128

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At December 31, 2010 the repurchase agreements had a fair value of $4.3 billion (2009: $546.1 million) and a carrying value of approximately $4.3 billion (2009: $546.0 million).

Note 8 - Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 1, 2009, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer and the Company’s Controller, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

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

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment the Company may make in the Fund managed by the Manager or any of its affiliates.  The fee reduction occurs at the PPIP level.

For the year ended December 31, 2010, the Company incurred management fees of approximately $8.1 million (2009: $1.5 million).  At December 31, 2010 approximately $3.0 million (2009: $756,000) was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

For the year ended December 31, 2010, the Company incurred costs, originally paid by Invesco, of approximately $3.8 million (2009: $1.1 million; 2008: $1.0 million). Approximately $2.7 million (2009: $366,000; 2008: $22,000) was expensed for the year ended December 31, 2010.  Approximately $1.1 million (2009: $660,000) was charged against equity as a cost of raising capital for the year ended December 31, 2010. Approximately $27,000 (2009: 92,000) was capitalized to other assets for the year ended December 31, 2010.  As of December 31, 2010, the Company owed the Manager approximately $421,000 (2009: $109,000) for these expenses.

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 9 – Shareholders’ Equity

Securities Convertible into Shares of Common Stock

The limited partners who hold units of the Operating Partnership (“OP Units”) have the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed, and the Company adopted an equity incentive plan which includes the ability of the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager.

Registration Rights

The Company entered into a registration rights agreement with regard to the common stock and OP Units owned by the Manager and Invesco Investments (Bermuda) Ltd., respectively, upon completion of the Company’s IPO and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Pursuant to the registration rights agreement, the Company has granted to the Manager and Invesco Investments (Bermuda) Ltd., (i) unlimited demand registration rights to have the shares purchased by the Manager or granted to it in the future and the shares that the Company may issue upon redemption of the OP Units purchased by Invesco Investments (Bermuda) Ltd. registered for resale, and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement. The registration rights of the Manager and Invesco Investments (Bermuda) Ltd., with respect to the common stock and OP Units that they purchased simultaneously with the Company’s IPO, apply on and after June 25, 2010.

Public Offerings

On January 15, 2010, the Company completed a follow-on public offering of 7,000,000 shares of common stock and an issuance of an additional 1,050,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.25 per share. Net proceeds to the Company were $162.4 million, net of issuance costs of approximately $8.6 million.

On May 3, 2010, the Company completed an additional follow-on public offering of 9,000,000 shares of common stock at $20.75 per share. The net proceeds to the Company were $177.6 million, net of issuance costs of approximately $9.1 million.  On June 2, 2010, the underwriters purchased an additional 107,800 shares of common stock at $20.75 per share pursuant to an over-allotment option. The net proceeds to the Company were $2.1 million, net of issuance costs of approximately $106,000.

On October 13, 2010, the Company completed a public offering of 12,000,000 shares of common stock and an issuance of an additional 1,800,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.75 per share. Net proceeds to the Company were approximately $274.6 million, net of issuance costs of approximately $11.8 million.

On December 20, 2010, the Company completed a public offering of 8,700,000 shares of common stock and an issuance of an additional 1,305,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $22.30 per share. Net proceeds to the Company were approximately $214.0 million, net of issuance costs of approximately $9.1 million.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. For the year ended December 31, 2010, the Company recognized compensation expense of approximately $105,000 (2009: $38,000). During the year ended December 31, 2010, the Company issued 4,173 shares (2009: 912 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

On March 17, 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $25,000 for the year ended December 31, 2010, related to awards to officers and employees of the Manager.  The compensation expense related to awards to officers of the Manager is offset by a credit against the management fee.

Dividends

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Common Dividends Declared Per Share
	Amount	Date of Payment

2010
December 14, 2010	$0.97	January 27, 2011
September 20, 2010	$1.00	October 27, 2010
June 21, 2010	$0.74	July 27, 2010
March 17, 2010	$0.78	April 22, 2010

2009
December 16, 2009	$1.05	January 27, 2010
October 13, 2009	$0.61	November 12, 2009

Note 10 – Earnings per Share

Earnings per share for the year ended December 31, 2010 and 2009 is computed as follows:

$ in thousands	Year Ended December 31,	Year Ended December 31,
	2010	2009
Numerator (Income)
Basic Earnings
Net income available to common shareholders	98,399	15,094
Effect of dilutive securities:
Income allocated to non-controlling interest	5,326	2,417
Dilutive net income available to shareholders	103,725	17,511

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	26,039	4,480
Effect of dilutive securities:
Restricted Stock Awards	4	—
OP Units	1,425	718
Dilutive Shares	27,468	5,198

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 2.8% (2009: 13.8%) interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the year ended December 31, 2010, was approximately $5.3 million (2009: $2.4 million). Distributions paid and payable to the non-controlling interest were approximately $5.1 million (2009: $0.9 million) and $1.4 million (2009: $1.5 million), respectively.

Note 12 - Summarized Quarterly (Unaudited)

The following is a presentation of selected unaudited results of operations for the quarters ended:

$ in thousands, except per share data	Q410	Q310	Q210	Q110	Q409	Q309	Q209	Q109
Revenues:
Interest income	50,945	36,067	29,207	18,010	12,546	10,983	—	—
Interest expense	10,652	8,873	6,379	3,652	2,557	2,070	—	—
Net interest income	40,293	27,194	22,828	14,358	9,989	8,913	—	—
Other income (loss)
Gain on sale of investments	2,392	(311)	642	733	2,002	—	—	—
Equity in earnings and fair value change in unconsolidated limited partnerships	2,388	3,793	1,649	446	84	(13)	—	—
Loss on other-than-temporarily impaired securities	—	(124)	(262	(124	—	—	—	—
Unrealized loss on interest rate swaps	(46)	(9)	(10)	(25)	—	—	—	—
Gain on credit default swap	13	—	—	—	—	—	—	—
Total other income (loss)	4,747	3,349	2,019	1,030	2,086	(13)	—	—
Expenses	4,160	2,924	2,788	2,221	1,605	1,727	84	48
Net income (loss)	40,880	27,619	22,059	13,167	10,470	7,173	(84)	(48)
Net income attributable to non-controlling interest	1,466	1,433	1,309	1,118	1,447	970	—	—
Net income attributable to common shareholders	39,414	26,186	20,750	12,049	9,023	6,203	(84)	(48)
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	1.00	1.01	0.91	0.77	1.02	0.70	NM	NM

NM = not meaningful

Note 13 - Subsequent Events

Dividends

    On December 14, 2010, the Company declared a dividend of $0.97 per share of common stock. The dividend was paid on January 27, 2011 to shareholders of record as of the close of business on December 31, 2010.

    On March 14, 2011, the Company declared a dividend of $1.00 per share of common stock. The dividend will be paid on April 27, 2011 to shareholders of record as of the close of business on March 22, 2011.

Direct Stock Purchase Plan

    On February 2, 2011, the Company issued 447,146 shares at an average price of $22.36 under the Direct Stock Purchase Plan (“DSPP”) with total proceeds of approximately $10.0 million, net of issuance costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.
By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer
Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Richard J. King Richard J. King	President and Chief Executive Officer (principal executive officer)	March 14, 2011
By:	/s/ Donald R. Ramon Donald R. Ramon	Chief Financial Officer (principal financial and accounting officer)	March 14, 2011
By:	/s/ G. Mark Armour G. Mark Armour	Director	March 14, 2011
By:	/s/ Karen Dunn Kelley Karen Dunn Kelley	Director	March 14, 2011
By:	/s/ James S. Balloun James S. Balloun	Director	March 14, 2011
By:	/s/ John S. Day John S. Day	Director	March 14, 2011
By:	/s/ Neil Williams Neil Williams	Director	March 14, 2011