Form 10-Q
period 2011-03-31
Invesco Mortgage Capital Inc.
filed 2011-05-10
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, there were 72,154,941 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.  FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)
Mortgage-backed securities, at fair value	9,297,597	5,578,333
Cash	280,244	63,552
Restricted cash	142,245	101,144
Investment related receivable	22,215	7,601
Investments in unconsolidated limited partnerships, at fair value	51,274	54,725
Accrued interest receivable	31,105	22,503
Derivative assets, at fair value	59,118	33,255
Other assets	1,408	1,287
Total assets	9,885,206	5,862,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	5,751,161	4,344,659
Derivative liability, at fair value	32,073	37,850
Dividends and distributions payable	51,729	49,741
Investment related payable	2,476,475	372,285
Accrued interest payable	5,389	2,579
Accounts payable and accrued expenses	1,073	1,065
Due to affiliate	4,315	3,407
Total liabilities	8,322,215	4,811,586

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 72,154,375 and 49,854,196 shares issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	722	499
Additional paid in capital	1,472,642	1,002,809
Accumulated other comprehensive income	63,263	24,015
Distributions in excess of earnings	(6,228)	(8,173)
Total shareholders’ equity	1,530,399	1,019,150

Non-controlling interest	32,592	31,664
Total equity	1,562,991	1,050,814

Total liabilities and equity	9,885,206	5,862,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2011	2010
Revenues
Interest income	68,536	18,010
Interest expense	15,578	3,652
Net interest income	52,958	14,358

Other income Gain on sale of investments	1,200	733
Equity in earnings and fair value change in unconsolidated limited partnerships	1,858	446
Loss on other-than-temporarily impaired securities	—	(124)
Unrealized loss on interest rate swaps	(5)	(25)
Realized and unrealized credit default swap income	2,532	—
Total other income	5,585	1,030

Expenses
Management fee – related party	3,975	1,284
General and administrative	868	937
Total expenses	4,843	2,221
Net income	53,700	13,167

Net income attributable to non-controlling interest	1,452	1,118
Net income attributable to common shareholders	52,248	12,049
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	1.01	0.77
Dividends declared per common share	1.00	0.78
Weighted average number of shares of common stock:
Basic	51,857	15,685
Diluted	53,287	17,111

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2011
(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in excess of earnings	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity	Comprehensive Income
Balance at January 1, 2011	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814	—
Net income	—	—	—	—	52,248	52,248	1,452	53,700	53,700
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	9,659	—	9,659	290	9,949	9,949
Change in net unrealized gains and losses on derivatives	—	—	—	29,589	—	29,589	611	30,200	30,200
Total comprehensive income									93,849
Net proceeds from issuance of common stock, net of offering costs	22,297,855	223	469,803	—	—	470,026	—	470,026
Stock awards	2,324	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(50,303)	(50,303)	—	(50,303)
Common unit dividends	—	—	—	—	—	—	(1,425)	(1,425)
Amortization of equity-based compensation	—	—	30	—	—	30	—	30
Balance at March 31, 2011	72,154,375	722	1,472,642	63,263	(6,228)	1,530,399	32,592	1,562,991

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2011	2010
Cash Flows from Operating Activities
Net income	53,700	13,167
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	5,173	(1,925)
Unrealized loss on interest rate swap	5	25
Unrealized gain on credit default swap	(1,445)	—
Gain on sale of mortgage-backed securities	(1,200)	(733)
Loss on other-than-temporarily impaired securities	—	124
Equity in earnings and fair value change in unconsolidated limited partnerships	(1,858)	(446)
Amortization of equity-based compensation	30	21
Changes in operating assets and liabilities
Increase in accrued interest	(8,602)	(2,752)
(Increase) decrease in other assets	(121)	846
Increase in accrued interest payable	2,810	379
Increase in due to affiliate	908	529
(Decrease) increase in accounts payable and accrued expenses	(102)	324
Net cash provided by operating activities	49,298	9,559

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,905,329)	(775,561)
(Contributions) distributions in Investment in PPIP, net	1,839	(11,771)
Principal payments of mortgage-backed securities	223,615	65,868
Proceeds from sale of mortgage-backed securities	42,466	74,849
Net cash used in investing activities	(1,637,409)	(646,615)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	470,138	162,582
Restricted cash	(35,152)	(16,182)
Proceeds from repurchase agreements	11,852,390	2,527,880
Principal repayments of repurchase agreements	(10,445,888)	(2,112,692)
Investment related payable	13,056	—
Proceeds from TALF financing	—	71,525
Principal payments of TALF financing	—	(84)
Payments of dividends and distributions	(49,741)	(10,828)
Net cash provided by financing activities	1,804,803	622,201

Net change in cash	216,692	(14,855)
Cash, beginning of period	63,552	24,041

Cash, end of period	280,244	9,186
Supplement disclosure of cash flow information
Interest paid	12,763	3,273

Non-cash investing and financing activities information
Net change in unrealized gain on available-for-sale securities and derivatives	40,149	220
Net change in investment in PPIP	3,469	12,339
Net change in restricted cash	(5,949)	—
Dividends and distributions declared not paid	51,729	14,323

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Business Operations

Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government Agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in RMBS that are not issued or guaranteed by a U.S. government Agency (“non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a global investment management company.

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2011, the Company owned 98.1% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.9%.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The company has condensed or omitted these disclosures.  The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At March 31, 2011, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

Deferred Offering Costs

The Company records costs associated with stock offerings as a reduction in additional paid in capital. The Company includes deferred offering costs in other assets.

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and the subsequent follow-on common stock offerings are reflected as a reduction of additional paid-in-capital.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

Share-Based Compensation

On July 1, 2009, the Company adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate the officers and employees of the Manager under this plan pursuant to the management agreement.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements were incorporated into Note 7, “Financial Instruments”.

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at March 31, 2011 and December 31, 2010.

March 31, 2011 $ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,922,157	103,952	2,026,109	(9,562)	2,016,547	4.46%	2.95%
30 year fixed-rate	3,744,278	253,223	3,997,501	(2,392)	3,995,109	5.34%	3.84%
ARM	49,054	1,415	50,469	(226)	50,243	3.89%	3.05%
Hybrid ARM	1,054,328	12,869	1,067,197	(3,287)	1,063,910	3.17%	2.97%
Total Agency	6,769,817	371,459	7,141,276	(15,467)	7,125,809	4.74%	3.45%

MBS-CMO	153,265	(116,674)	36,591	3,152	39,743	4.30%	3.04%
Non-Agency MBS	1,863,216	(374,846)	1,488,370	29,260	1,517,630	4.58%	7.97%
CMBS	594,630	(4,488)	590,142	24,273	614,415	5.26%	5.38%
Total	9,380,928	(124,549)	9,256,379	41,218	9,297,597	4.74%	4.30%
___     __________________

(1)       (1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)       (2) Average yield incorporates future prepayment and loss assumptions.

December 31, 2010 $ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%
Total Agency	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency MBS	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%
Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%
__       ___________________

(1)       (1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)       (2) Average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at March 31, 2011 and December 31, 2010 are presented below.

$ in thousands	March 31, 2011	December 31, 2010
Principal balance	9,380,928	5,655,820
Unamortized premium	381,768	271,728
Unamortized discount	(506,317)	(380,482)
Gross unrealized gains	97,663	75,231
Gross unrealized losses	(56,445)	(43,964)
Fair value	9,297,597	5,578,333

    The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of March 31, 2011 and December 31, 2010:

$ in thousands	March 31, 2011	December 31, 2010
Less than one year	11,517	26,214
Greater than one year and less than five years	4,452,491	3,304,668
Greater than or equal to five years	4,833,589	2,247,451
Total	9,297,597	5,578,333

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010, respectively:

March 31, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	1,101,485	(18,672)	—	—	1,101,485	(18,672)
30 year fixed-rate	2,181,822	(19,349)	—	—	2,181,822	(19,349)
ARM	14,096	(120)	7,454	(239)	21,550	(359)
Hybrid ARM	857,756	(3,810)	—	—	857,756	(3,810)
Total Agency	4,155,159	(41,951)	7,454	(239)	4,162,613	(42,190)

MBS – CMO	6,463	(10)	—	—	6,463	(10)
Non-Agency MBS	614,686	(13,182)	—	—	614,686	(13,182)
CMBS	80,646	(1,063)	—	—	80,646	(1,063)
Total	4,856,954	(56,206)	7,454	(239)	4,864,408	(56,445)
December 31, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	1,039,444	(17,284)	—	—	1,039,444	(17,284)
30 year fixed-rate	802,118	(10,885)	—	—	802,118	(10,885)
ARM	14,911	(251)	7,601	(244)	22,512	(495)
Hybrid ARM	10,912	(17)	—	—	10,912	(17)
Total Agency	1,867,385	(28,437)	7,601	(244)	1,874,986	(28,681)

MBS – CMO	—	—	—	—	—	—
Non-Agency MBS	370,839	(13,242)	—	—	370,839	(13,242)
CMBS	138,037	(2,041)	—	—	138,037	(2,041)
Total	2,376,261	(43,720)	7,601	(244)	2,383,862	(43,964)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three months ended March 31, 2011 and 2010.

$ in thousands	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	31,269	12,741
Unrealized gain on MBS, net	9,949	5,566
Balance at the end of period	41,218	18,307

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

The following table presents the other-than-temporary impairments for the three months ended March 31, 2011 and 2010.

$ in thousands	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Credit related other-than-temporary impairments included in earnings	—	124
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—
Total other-than-temporary impairment losses	—	124

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three months ended March 31, 2011 and 2010.

$ in thousands	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Cumulative credit loss amount at the beginning of the period	510	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	124
Cumulative credit loss amount at end of period	510	124

The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the three months ended March 31, 2011 and 2010:

For the three months ended March 31, 2011 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	51,358	(14,222)	37,136
Non-Agency	15,503	8,966	24,469
CMBS	6,808	82	6,890
Other	41	—	41
Total	73,710	(5,174)	68,536

For the three months ended March 31, 2010 $ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	9,614	(3,320)	6,294
Non-Agency	4,426	5,134	9,560
CMBS	2,037	111	2,148
Other	8	—	8
Total	16,085	1,925	18,010

Note 4 – Investments in Unconsolidated Limited Partnerships

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco PPIP Fund”) that receives financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco PPIP Fund and AIV was $25.0 million. The Invesco PPIP Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010, the Invesco PPIP Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco PPIP Fund and AIV. As of March 31, 2010, the Invesco PPIP Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco PPIP Fund in October 2009. In connection with the increase of the Company’s interest in the Invesco PPIP Fund and AIV, the Company is committed to fund approximately $34.7 million of additional capital at March 31, 2011. The Company realized approximately $2.1 million and $230,000 of equity in earnings and $234,000 of unrealized loss and $216,000 of unrealized appreciation from these investments for the three months ended March 31, 2011 and 2010, respectively.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the Invesco PPIP Fund and AIV are allocated in accordance with the terms of the entities’ limited partnership agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investment in both unconsolidated limited partnerships. The fair value measurement for the investment in unconsolidated limited partnerships is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.55% and 0.57% at March 31, 2011 and December 31, 2010, respectively. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility was subsequently amended and expires in April 2012. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2011 and December 31, 2010:

$ in thousands	March 31, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	4,482,851	0.29%	3,483,440	0.33%
Non-Agency RBS	788,559	1.54%	459,979	1.76%
CMBS	479,751	1.33%	401,240	1.30%
Total	5,751,161	0.55%	4,344,659	0.57%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at March 31, 2011.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2011 and December 31, 2010:

March 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,309,412	22.80%	1,844,742
Wells Fargo Securities, LLC	629,839	11.00%	730,727
Goldman, Sachs & Co.	603,301	10.50%	629,587
Deutsche Bank Securities Inc.	491,574	8.50%	632,067
Morgan Stanley & Co. Incorporated	446,213	7.80%	485,376
RBS Securities Inc.	400,131	7.00%	579,638
Barclays Capital Inc.	318,388	5.50%	356,549
Nomura Securities International, Inc.	264,933	4.60%	401,966
Mitsubishi UFJ Securities (USA), Inc.	242,716	4.20%	254,096
JP Morgan Securities Inc.	231,066	4.00%	412,159
BNP Paribas Securities Corp.	220,756	3.80%	227,972
Banc of America Securities LLC	209,509	3.60%	248,204
Guggenheim Liquidity Services, LLC	106,956	1.90%	111,588
Jefferies & Companiy, LLC	97,507	1.70%	102,214
CitiGroup Global Markets Inc.	86,779	1.50%	89,955
Cantor Fitzgerald & Co.	48,072	0.80%	50,115
Mizuho Securiities USA Inc.	44,009	0.80%	61,371
Total	5,751,161	100.0%	7,218,326
December 31, 2010 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	974,369	22.40%	1,072,719
Wells Fargo Securities, LLC	614,365	14.10%	710,529
Morgan Stanley & Co. Incorporated	468,748	10.80%	511,022
Deutsche Bank Securities Inc.	463,087	10.70%	493,533
Barclays Capital Inc.	287,469	6.60%	322,035
Goldman, Sachs & Co.	273,369	6.40%	291,512
Mitsubishi UFJ Securities (USA), Inc.	261,594	6.00%	273,131
BNP Paribas Securities Corp.	228,566	5.30%	239,218
JP Morgan Securities Inc.	227,261	5.20%	255,403
RBS Securities Inc.	210,332	4.80%	241,331
Banc of America Securities LLC	200,081	4.60%	220,018
Nomura Securities International, Inc.	135,418	3.10%	144,586
Total	4,344,659	100.0%	4,775,037

Cash collateral held by the counterparties at March 31, 2011 and December 31, 2010 was $101.8 million and $81.3 million, respectively.  In addition, cash collateral held by the Company at March 31, 2011 and December 31, 2010 was approximately $24.1 million and $11.1 million, respectively.

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

The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event.

Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium.  Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statement of operations.

Our only CDS contract was entered into on December 31, 2010 where the Company sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fix rate fee of 3%.  The Company’s maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The Company is required to post cash collateral to secure potential loss payments.

At March 31, 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	March 31, 2011	December 31, 2010
Fair value amount	1,445	—
Notional amount	138,369	149,964
Maximum potential amount of future undiscounted payments	103,777	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	21,201	—

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011, the Company recorded $5,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.  For the three months ended March 31, 2010, the Company recorded $25,000 of unrealized swap losses in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $104.5 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 122 months.

As of March 31, 2011, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

Remaining Interest Rate Swap Term	Notional	Average	Average
	Amount	Fixed Pay	Maturity
	$ in thousands	Rate	(Years)
1 year or less	-	-	-
Greater than 1 year and less than 3 years	475,000	1.88%	1.9
Greater than 3 years and less than 5 years	1,500,000	2.04%	4.3
Greater than 5 years	3,950,000	2.45%	5.9
Total	5,925,000	2.30%	5.1

At March 31, 2011, the Company’s counterparties held approximately $7.8 million of cash margin deposits and approximately $53.2 million in Agency RMBS as collateral against its swap contracts.  The cash is classified as restricted cash and the Agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

$ in thousands

Asset Derivatives				Liability Derivatives
As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	57,673	Interest rate swap asset	33,255	Interest rate swap liability	32,073	Interest rate swap liability	37,850

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2011 and 2010.

Three months ended March 31, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	21,873	Interest Expense	8,327	Other Expense	5

Three months ended March 31, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	7,145	Interest Expense	1,799	Other Expense	25

		Amount of gain recognized in income on derivative
Derivative Not designated as hedging instruments	Location of gain recognized in income on derivative)	Three months ended March 31, 2011	Three months ended March 31, 2010
CDS Contract	Gain on credit default swap	$1,445	—

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

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $7.8 million of cash and $53.2 million of Agency RMBS. If the Company had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at their termination value. The Company was in compliance with all of its financial provisions through March 31, 2011.

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

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels are defined as follows:

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	9,297,597	—	9,297,597
Investments in unconsolidated limited partnerships	—	—	51,274	51,274
Derivative	—	57,673	1,445	59,118
Total	—	9,355,270	52,719	9,407,989
Liabilities
Derivatives	—	32,073	—	32,073
Total	—	32,073	—	32,073

	December 31, 2010
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities (1)	—	5,578,333	—	5,578,333
Investments in unconsolidated limited partnerships	—	—	54,725	54,725
Derivatives	—	33,255	—	33,255
Total	—	5,611,588	54,725	5,666,313
Liabilities
Derivatives	—	37,850	—	37,850
Total	—	37,850	—	37,850
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

The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2011	December 31, 2010
Beginning balance	54,725	4,128
Purchases	(5,309)	42,321
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	2,092	4,780
Unrealized gains/(losses), net	(234)	3,496
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	51,274	54,725

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2011	December 31, 2010
Beginning balance	—	—
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	1,445	—
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	1,445	—

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At March 31, 2011 the repurchase agreements had a fair value of $5.8 billion and a carrying value of $5.8 billion.  At December 31, 2010 the repurchase agreements had a fair value of $4.3 billion and a carrying value of $4.3 billion.

Note 8 – Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

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

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment the Company may make in the Invesco PPIP Fund managed by the Manager.  The fee reduction occurs at the PPIP level.

For the three months ended March 31, 2011 and  2010, the Company incurred management fees of approximately $4.0 million and $1.3 million, respectively, of which approximately $4.0 million and $1.3 million, respectively, was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $1.4 million for the three months ended March 31, 2011 compared to approximately $581,000 for the three months ended March 31 2010. Approximately $1.2 million was expensed for the three months ended March 31, 2011 compared to $344,000 for the three months ended March 31, 2010. Approximately $174,000 was charged against equity as a cost of raising capital for the three months ended March 31, 2011 compared to $237,000 for the three months ended March 31, 2010.

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

Note 9 – Shareholders’ Equity

Securities Convertible into Shares of Common Stock

The limited partner who holds units of the Operating Partnership (“OP Units”) has the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which includes the ability of the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager.

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

Public Offerings

On February 2, 2011, the Company issued 447,146 shares of common stock at an average price of $22.36 under the Company’s Direct Stock Purchase Plan (“DSPP”) with total proceeds of approximately $10.0 million, net of issuance costs.

On March 25, 2011, the Company completed a follow-on common stock offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to the Company were $460.1 million, net of issuance costs of approximately $311,000.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $34,000 and approximately $19,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Company issued 1,428 and 834 shares, respectively, of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

On March 17 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager.  On March 14, 2011, the Company issued 18,419 restricted stock units to non-executive employees of the Manager.  The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $9,000 for the three months ended March 31, 2011 related to awards to officers and employees of the Manager.

On March 17, 2011, the Company issued 896 shares of common stock (net of tax withholding) in exchange for 1,430 restricted stock units which vested under the 2009 Equity Incentive Plan.  The remaining restricted stock units awarded to the executive officers of the Company on March 17, 2010 were forfeited in March 2011.

Dividends

On March 14, 2011, the Company declared a dividend of $1.00 per share of common stock. The dividend was paid on April 27, 2011 to shareholders of record as of the close of business on March 22, 2011.

Note 10 – Earnings per Share

Earnings per share for the three months ended March 31, 2011 and 2010 is computed as follows:

	Three Months Ended March 31,
	2011	2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	52,248	12,049
Effect of dilutive securities:
Income allocated to non-controlling interest	1,452	1,118
Dilutive net income available to shareholders	53,700	13,167

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	51,857	15,685
Effect of dilutive securities:
Restricted Stock Awards	5	1
OP Units	1,425	1,425
Dilutive Shares	53,287	17,111

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership.  As of March 31, 2011 and 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 1.94% and 7.76% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2011 and 2010 was approximately $1.5 million and $1.1 million, respectively. For the three months ended March 31, 2011 and 2010, distributions paid to the non-controlling interest were $1.4 million and $1.5 million, respectively, and payable to the non-controlling interest were approximately $1.4 million and $1.1 million, respectively.

Note 12 – Subsequent Events

None.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd. (NYSE:IVZ,) together with its consolidated subsidiaries (other than us), as “Invesco.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the 1940 Act;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. government Agency guarantees with regard to payments of principal and interest on securities;

•	estimates relating to our ability to continue to make distributions to our shareholders;

•	availability of qualified personnel;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the most recent Form 10-K, which is available on the SEC’s website at www.sec.gov.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Overview

We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. Our common stock is listed on the New York Stock Exchange under the symbol “IVR”. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd.  We elected to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our objective is to provide attractive risk-adjusted returns to our shareholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

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

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to one or more of the legacy securities public-private investment funds (“PPIFs”) that receive financing under the U.S. government’s Public-Private Investment Program (“PPIP”), established and managed by our Manager (the “Invesco PPIP Fund”), which, in turn, invests in our target assets.

Recent Developments

On February 2, 2011, we issued 447,146 shares of common stock at an average price of $22.36 under the Company’s Direct Stock Purchase Plan with total proceeds of approximately $10.0 million, net of issuance costs.

On March 14, 2011, the Company declared a dividend of $1.00 per share of common stock. The dividend was paid on April 27, 2011 to shareholders of record as of the close of business on March 22, 2011.

On March 25, 2011, we completed a public offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to us were approximately $460.1 million, net of issuance costs of approximately $311,000.

Factors Impacting Our Operating Results

Our operating results can be affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, the target assets in which we invest. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, (“TARP”), the enactment of the Housing and Economic Recovery Act (“HERA”), which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the Term Asset-Backed Securities Loan Facility (“TALF”) and the PPIP. Some of these programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown.  Although the financial markets showed signs of stabilizing in 2010, it remains unclear when the economy will fully recover.  Further volatility and deterioration in the residential and commercial mortgage markets could adversely impact the performance and market value of our target assets.

We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York, (“FRBNY”), made up to $200 billion of loans under the TALF. The facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS.  In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs from other sources.  The financings under the TALF were replaced with repurchase agreements.

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

Investment Activities

As of March 31, 2011, 57.3% of our equity was invested in Agency RMBS, 31.4% in non-Agency RMBS, 7.7% in CMBS, and 3.6% in the Invesco PPIP Fund.  We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on class of asset may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of March 31, 2011, we had approximately $4.0 billion in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $2.0 billion in 15-year fixed rate, approximately $1.1 billion in hybrid adjustable-rate mortgages (“ARMs”) and approximately $50.2 million in ARMs we believe to have similar durations based on prepayment speeds. As of March 31, 2011, we had purchased approximately $1.5 billion non-Agency RMBS.

Initially, we focused on CMBS that could be financed under the TALF. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS.  The purpose for the prepayment was to obtain lower borrowing costs. The Company obtained additional advances under existing repurchase agreement financing arrangements.  As of March 31, 2011, we owned approximately $614.4 million in CMBS and financed $479.8 million in repurchase agreements.  In addition, as of March 31, 2011, we had purchased approximately $39.7 million in CMOs.

Investment Portfolio

    The following table summarizes certain characteristics of our investment portfolio as of March 31, 2011:

$ in thousands	Principal Balance	UnamortizedPremium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,922,157	103,952	2,026,109	(9,562)	2,016,547	4.46%	2.95%
30 year fixed-rate	3,744,278	253,223	3,997,501	(2,392)	3,995,109	5.34%	3.84%
ARM	49,054	1,415	50,469	(226)	50,243	3.89%	3.05%
Hybrid ARM	1,054,328	12,869	1,067,197	(3,287)	1,063,910	3.17%	2.97%
Total Agency	6,769,817	371,459	7,141,276	(15,467)	7,125,809	4.74%	3.45%

MBS-CMO	153,265	(116,674)	36,591	3,152	39,743	4.30%	3.04%
Non-Agency MBS	1,863,216	(374,846)	1,488,370	29,260	1,517,630	4.58%	7.97%
CMBS	594,630	(4,488)	590,142	24,273	614,415	5.26%	5.38%
Total	9,380,928	(124,549)	9,256,379	41,218	9,297,597	4.74%	4.30%
___     __________________

(1)       (1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)       (2) Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of March 31, 2011:

$ in thousands	March 31, 2011
Less than one year	11,517
Greater than one year and less than five years	4,452,491
Greater than or equal to five years	4,833,589
Total	9,297,597

The following table presents certain information about the carrying value of our available for sale MBS at March 31, 2011:

$ in thousands	March 31, 2011
Principal balance	9,380,928
Unamortized premium	381,768
Unamortized discount	(506,317)
Gross unrealized gains	97,663
Gross unrealized losses	(56,445)
Fair value	9,297,597

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, Non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of March 31, 2011, we had entered into repurchase agreements totaling $5.8 billion. In addition, we committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of March 31, 2011, approximately $65.3 million of our commitment to the Invesco PPIP Fund has been called.

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

As of March 31, 2011, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $5.9 billion of borrowings under our repurchase agreements as of March 31, 2011. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of March 31, 2011:

Remaining Interest Rate Swap Term	Notional	Average	Average
	Amount	Fixed Pay	Maturity
	$ in thousands	Rate	(Years)
1 year or less	-	-	-
Greater than 1 year and less than 3 years	475,000	1.88%	1.9
Greater than 3 years and less than 5 years	1,500,000	2.04%	4.3
Greater than 5 years	3,950,000	2.45%	5.9
Total	5,925,000	2.30%	5.1

Approximately $3.6 billion of the total $5.9 billion of the swap notional amount on March 31, 2011 were forward-starting interest rate swaps with effective dates beyond March 31, 2011.  Additionally, we had approximately $2.5 billion of unsettled securities which would have increased our total outstanding borrowing balance if the purchases would have been settled with repurchase agreements.

Credit Default Swap Agreement

We entered into a credit default swap (“CDS”) on December 31, 2010 with a $150.0 million notional balance and a fair value of $0. Under this CDS, we sold protection (and receive premium payments of 3.0% on the outstanding notional amount) on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25%.  Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit.  The CDS is not designated as a hedging instrument therefore the unrealized gain of $1.4 million is included in the gain on credit default swap in the statement of operations.

At March 31, 2011, the open CDS sold by us is summarized as follows:

$ in thousand	March 31, 2011	December 31, 2010
Fair value amounts	1,445	—
Notional amount	138,369	150,000
Maximum potential amount of future undiscounted payments	103,777	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	21,201	—

Book Value per Share

Our book value was $21.24 and $20.49 as of March 31, 2011 and December 31, 2010, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. The complete listing of our Critical Accounting Policies was disclosed in our 2010 annual report on Form 10-K as filed with the SEC on March 14, 2011, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending March 31, 2011 and 2010.

	Three Months Ended March 31,
$ in thousands, except per share data	2011	2010
Revenues
Interest income	68,536	18,010
Interest expense	15,578	3,652
Net interest income	52,958	14,358
Other income	5,585	1,030
Expenses
Management fee – related party	3,975	1,284
General and administrative	868	937
Total expenses	4,843	2,221
Net income	53,700	13,167

Net income attributable to non-controlling interest	1,452	1,118
Net income attributable to common shareholders	52,248	12,049
Earnings per share:
Net income attributable to common shareholders (basic and diluted)	1.01	0.77
Dividends declared per common share	1.00	0.78
Weighted average number of shares of common stock:
Basic	51,857	15,685
Diluted	53,287	17,111

Net Income Summary

For the three months ended March 31, 2011, our net income was $53.7 million or $1.01 basic and diluted income per weighted average share available to common shareholders compared to $13.2 million or $0.77 basic and diluted income per weighted average share available to common shareholders for the three months ended March 31, 2010.

The increase to net income is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock offerings. Since March 31, 2010, we completed four follow-on common stock offerings raising approximately $1.2 billion in equity.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $6.4 billion and $1.2 billion and earned interest income of $68.5 million and $18.0 million for the three months ended March 31, 2011 and 2010, respectively. The yield on our average investment portfolio was 4.27% and 5.88% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 11.1 and 12.8 for the three months ended March 31, 2011 and December 31, 2010, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	March 31, 2011		December 31, 2010
	Company	Cohort	Company	Cohort

15 year Agency RMBS	9.0	16.1	12.0	28.8
30 year Agency RMBS	13.4	19.8	14.6	27.8
Agency Hybrid ARM RMBS	6.4	N/A	15.8	N/A
Non-Agency RMBS	14.0	N/A	16.0	N/A
Overall	11.1	N/A	12.8	N/A

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $5.4 billion and $826.3 million and total interest expense of $15.6 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio.

Our average cost of funds was 1.15% and 1.60% for the three months ended March 31, 2011 and 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $52.9 million and $14.3 million for the three months ended March 31, 2011 and 2010, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.12% and 4.28% for the three months ended March 31, 2011 and 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin is a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS.

Other Income

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $1.2 million and $733,000 for the three month periods ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, we recognized equity in earnings of approximately $2.1 million and $230,000, respectively, and unrealized loss on the change in fair value of our investment in the Invesco PPIP Fund of approximately $234,000 and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $216,000, respectively. The net increase in equity in earnings and unrealized income on the change in fair value was primarily the result of an increase in the fair value of the PPIP Fund.

For the three months ended March 31, 2011 we recognized income of $2.5 million on our investment in a CDS of which $1.4 million is an unrealized gain based on change in the fair market value of the CDS and $1.1 million represents premium payments we receive for providing protection.

Expenses

We incurred management fees of $4.0 million and $1.3 million for the three months ended March 31, 2011, and 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2010 and 2011. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expenses were approximately $868,000 and $937,000 for the three months ended March 31, 2011 and 2010, respectively.  The majority of the decrease of $69,000 is related to lower insurance premium cost for our liability insurance to indemnify our directors and officers, along with a small decrease in professional fees, offset by a net increase in other costs.

Net Income and Return on Average Equity

Our net income was $53.7 million and $13.2 million for the three months ended March 31, 2011 and 2010, respectively. Our annualized return on average equity was 18.58% and 15.68% for the three months ended March 31, 2011 and 2010, respectively. The increase in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth.

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

We allocate our equity to each of our target assets and apply leverage to obtain our net interest income. We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 7 times. On March 25, 2011, we raised additional proceeds from a public offering.  We immediately identified and purchased our target assets following the offering.  Approximately $2.4 billion of our target assets did not settle prior to March 31, 2011 and therefore were not fully levered at March 31, 2011. The table below shows the allocation of our equity and debt-to-equity ratio as of March 31, 2011. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	PPIF	Total

Borrowings	4,482,851	788,559	479,751	—	5,751,161
Equity allocation	894,969	491,235	120,615	56,175	1,562,994
Debt / Equity Ratio	5.0	1.6	4.0	—	3.7
% of Total Equity	57.3%	31.4%	7.7%	3.6%	100.0%

As of March 31, 2011, our total leverage ratio was 3.7x. The leverage ratio was impacted by the purchase of securities at the end of March that settled in April. If the liabilities from these security purchases would have settled with repurchase agreements prior to the end of the quarter the total leverage ratio would have been approximately 5.3x.

We enter into repurchase agreements with various counterparties to fund our purchases of MBS. The following table summarizes our total borrowings by type of investment as of March 31, 2011 and December 31, 2010:

$ in thousands	March 31, 2011		December 31, 2010
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	4,482,851	0.29%	3,483,440	0.33%
Non-Agency RBS	788,559	1.54%	459,979	1.76%
CMBS	479,751	1.33%	401,240	1.30%
Total Borrowings	5,751,161	0.55%	4,344,659	0.57%

As of March 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.68% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 20.81% and under our repurchase agreements for CMBS was approximately 17.24%.  Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8%, for non-Agency RMBS range from a low of 10% to a high of 40% and for CMBS range from a low of 15% to a high of 30%. Our hedged cost of funds was approximately 1.28% and 0.89% as of March 31, 2011 and December 31, 2010, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan (the “DRIP”), pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock.  Under the terms of the DRIP, shareholders who participate in the DRIP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRIP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. During the three months ended March 31, 2011, we issued a total of 709 common shares pursuant to the plan.

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

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and for other general corporate expenses.

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

Contractual Commitments

As of March 31, 2011, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
$ in thousands
Repurchase agreements	5,751,161	5,751,161	—	—	—
Invesco PPIP Fund investment	34,730	—	34,730	—	—
Total contractual obligations	5,785,891	5,751,161	34,730	—	—

As of March 31, 2011, we have approximately $4.2 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of March 31, 2011 and 2010, approximately $65.3 million and $28.4 million of the commitment have been called, respectively.

We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event.

Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium.  Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statement of operations.

Our only CDS contract was entered into on December 31, 2010 with a $150.0 million notional balance where we sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fix rate fee of 3%.  Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We posted cash collateral to secure potential loss payments of $21.2 million as of March 31, 2011.  The notional amount of the CDS at March 31, 2011 is $138.4 million, and we estimate the fair market value of the CDS is approximately $1.4 million at March 31, 2011.

Shareholders’ Equity

On February 2, 2011, we issued 447,146 shares of common stock at an average price of $22.36 under the DSPP with total proceeds of approximately $10.0 million, net of issuance costs.

On March 25, 2011, we completed a public offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to us were approximately $460.1 million, net of issuance costs of approximately $311,000.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”  For the three months ended March 31, 2011 and 2010, net unrealized gain included in shareholders’ equity was $40.1 million and $0.2 million, respectively.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $45,000 in restricted common stock annually. For the three months ended March 31, 2011 and 2010, we recognized compensation expense of approximately $34,000 and $19,000 and issued 1,428 and 834 shares, respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the NYSE on the actual date of grant.

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

On March 14, 2011, the Company declared a dividend of $1.00 per share of common stock. The dividend was paid on April 27, 2011 to shareholders of record as of the close of business on March 22, 2011.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended March

31, 2011. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2011. Consequently, we met the REIT income and asset test as of March 31, 2011. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of March 31, 2011. Therefore, as of March 31, 2011, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our operating partnership nor the subsidiaries of our operating partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our operating partnership and the operating partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2011, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	16.73%	(1.24%)
+0.50%	15.91%	(0.56%)
-0.50%	(18.24%)	0.20%
-1.00%	(35.86%)	(0.06%)

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2011, we were not involved in any such legal proceedings.

ITEM 1A.                      RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 14, 2011. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on our business, financial condition and results of operation.

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

                                  INVESCO MORTGAGE CAPITAL INC.

By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 10, 2011

By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

May 10, 2011

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