Form 10-Q
period 2011-06-30
Invesco Mortgage Capital Inc.
filed 2011-08-09
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34385

INVESCO MORTGAGE CAPITAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-2749336 (I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia (Address of Principal Executive Offices)	30309 (Zip Code)
(404) 892-0896
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2011, there were 94,782,520 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2011	2010
$ in thousands, except per share amounts	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	12,155,861	5,578,333
Cash	66	63,552
Restricted cash	134,037	101,144
Investment related receivable	121,120	7,601
Investments in unconsolidated limited partnerships, at fair value	48,177	54,725
Accrued interest receivable	46,295	22,503
Derivative assets, at fair value	19,131	33,255
Other assets	2,063	1,287

Total assets	12,526,750	5,862,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	9,560,766	4,344,659
Derivative liability, at fair value	139,129	37,850
Dividends and distributions payable	72,575	49,741
Investment related payable	910,552	372,285
Accrued interest payable	9,853	2,579
Accounts payable and accrued expenses	1,645	1,065
Due to affiliate	6,863	3,407

Total liabilities	10,701,383	4,811,586

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 92,945,506 and 49,854,196 shares issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	929	499
Additional paid in capital	1,889,173	1,002,809
Accumulated other comprehensive income (loss)	(89,838)	24,015
Distributions in excess of earnings	(4,423)	(8,173)

Total shareholders’ equity	1,795,841	1,019,150

Non-controlling interest	29,526	31,664

Total equity	1,825,367	1,050,814

Total liabilities and equity	12,526,750	5,862,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands, except per share data	2011	2010	2011	2010
Revenues
Interest income	108,981	29,207	177,517	47,217
Interest expense	34,207	6,379	49,785	10,031

Net interest income	74,774	22,828	127,732	37,186

Other income
Gain on sale of investments	3,605	642	4,805	1,375
Equity in earnings and fair value change in unconsolidated limited partnerships	1,873	1,649	3,731	2,095
Loss on other-than-temporarily impaired securities	—	(262)	—	(386)
Unrealized loss on interest rate swaps	(197)	(10)	(202)	(35)
Realized and unrealized credit default swap income	1,259	—	3,791	—

Total other income	6,540	2,019	12,125	3,049

Expenses
Management fee — related party	5,753	1,771	9,728	3,055
General and administrative	1,157	1,017	2,026	1,954

Total expenses	6,910	2,788	11,754	5,009

Net income	74,404	22,059	128,103	35,226

Net income attributable to non-controlling interest	1,406	1,309	2,857	2,427

Net income attributable to common shareholders	72,998	20,750	125,246	32,799

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.99	0.91	2.00	1.70

Dividends declared per common share	0.97	0.74	1.97	1.52

Weighted average number of shares of common stock:
Basic	73,486	22,808	62,731	19,266

Diluted	74,929	24,239	64,167	20,695

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2011
(Unaudited)

	Attributable to Common Shareholders
				Accumulated
			Additional	Other	Distributions in	Total	Non-
$ in thousands, except per	Common Stock		Paid in	Comprehensive	excess of	Shareholders’	Controlling	Total	Comprehensive
share amounts	Shares	Amount	Capital	Income (loss)	earnings	Equity	Interest	Equity	Income
Balance at January 1, 2011	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814	—

Net income	—	—	—	—	125,246	125,246	2,857	128,103	128,103
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	567	—	567	276	843	843
Change in net unrealized gains and losses on derivatives	—	—	—	(114,420)	—	(114,420)	(2,465)	(116,885)	(116,885)

Total comprehensive income									12,061

Net proceeds from issuance of common stock, net of offering costs	43,087,519	430	886,272	—	—	886,702	—	886,702
Stock awards	3,791	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(121,496)	(121,496)	—	(121,496)
Common unit dividends	—	—	—	—	—	—	(2,807)	(2,807)
Amortization of equity-based compensation	—	—	92	—	—	92	1	93

Balance at June 30, 2011	92,945,506	929	1,889,173	(89,838)	(4,423)	1,795,841	29,526	1,825,367

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	128,103	35,226
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	11,149	(5,423)
Unrealized loss on interest swap	202	35
Unrealized gain on credit default swap	(1,685)	—
Gain on sale of mortgage-backed securities	(4,805)	(1,375)
Loss on other-than-temporarily impaired securities	—	386
Equity in earnings and fair value change in unconsolidated limited partnerships	(3,731)	(2,095)
Amortization of equity-based compensation	93	61
Changes in operating assets and liabilities
Increase in accrued interest	(23,792)	(6,959)
(Increase) decrease in other assets	(776)	320
Increase in accrued interest payable	7,274	745
Increase in due to affiliate	3,278	1,033
Increase in accounts payable and accrued expenses	533	1,085

Net cash provided by operating activities	115,843	23,039

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(7,020,050)	(1,826,855)
(Contributions) distributions (to) from Investment in PPIP, net	11,710	(36,134)
Principal payments from mortgage-backed securities	491,577	160,835
Proceeds from sale of mortgage-backed securities	344,767	169,016

Net cash used in investing activities	(6,171,996)	(1,533,138)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	886,929	342,136
Restricted cash	(26,944)	(16,445)
Proceeds from repurchase agreements	33,213,268	6,720,307
Principal repayments of repurchase agreements	(27,997,161)	(5,589,934)
Investment related payable	18,044	—
Proceeds from TALF financing	—	71,525
Principal payments of TALF financing	—	(145)
Payments of dividends and distributions	(101,469)	(25,151)

Net cash provided by financing activities	5,992,667	1,502,293

Net change in cash	(63,486)	(7,806)
Cash, beginning of period	63,552	24,041

Cash, end of period	66	16,235

Supplement disclosure of cash flow information
Interest paid	42,511	9,247

Non-cash investing and financing activities information

Net change in unrealized gain on available-for-sale securities and derivatives	(116,043)	(6,298)

Net change in investment in PPIP	(1,431)	228

Net change in restricted cash	(5,949)	—

Dividends and distributions declared not paid	72,575	20,329

Payable for mortgage-backed securities purchased	(399,323)	(363,753)

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Business Operations
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
     The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2011, the Company owned 98.5% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.5%.
     The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. In addition, the Company had financed its CMBS portfolio with financings under the U.S. government’s Term Asset-Backed Securities Loan Facility (“TALF”) which were repaid and replaced with repurchase agreements during 2010. The Company has also financed its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to a partnership that invests in the public private investments funds (the “PPIF”) managed by the Company’s Manager. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Quarterly Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
Cash and Cash Equivalents
     The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2011, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.
Deferred Offering Costs
     The Company records costs associated with stock offerings as a reduction in additional paid in capital. The Company includes deferred offering costs in other assets.
Underwriting Commissions and Costs
     Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and subsequent follow-on common stock offerings are reflected as a reduction of additional paid-in-capital.
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
     All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. When applicable, included with available-for-sale securities are forward purchase commitments on to be announced securities (“TBA”). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability as a payable for investments purchased until the settlement date of the transaction. This is presented in the “Investment related payable” line item on the consolidated balance sheet.

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

     In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). ASU 2011-03 simplifies the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. This guidance is effective fir fiscal years and interim periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on our consolidated financial statements.
     In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 amends Topic 820 and does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not anticipate any material impact from this guidance.
     In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on the Company’s financial condition or results of operations, though it will change the Company’s financial statement presentation.
Note 3 — Mortgage-Backed Securities
     All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at June 30, 2011 and December 31, 2010.

June 30, 2011						Net
		Unamortized		Unrealized		Weighted
	Principal	Premium	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Cost	(Loss)	Value	Coupon (1)	Yield (2)
Agency RMBS:
15 year fixed-rate	1,996,178	106,361	2,102,539	15,732	2,118,271	4.43%	3.24%
30 year fixed-rate	4,672,172	320,753	4,992,925	45,550	5,038,475	5.26%	3.99%
ARM	118,688	2,981	121,669	1,094	122,763	3.60%	3.22%
Hybrid ARM	1,233,212	27,161	1,260,373	11,102	1,271,475	3.34%	2.98%

Total Agency	8,020,250	457,256	8,477,506	73,478	8,550,984	4.73%	3.64%

MBS-CMO	353,790	(278,533)	75,257	3,530	78,787	3.17%	6.23%
Non-Agency MBS	2,757,121	(408,616)	2,348,505	(28,085)	2,320,420	4.46%	5.90%
CMBS	1,229,100	(6,617)	1,222,483	(16,813)	1,205,670	5.42%	5.49%

Total	12,360,261	(236,510)	12,123,751	32,110	12,155,861	4.70%	4.28%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment and loss assumptions.

(3)	The Non-agency MBS held by the Company is 84.1% fixed rate and 15.9% floating rate, based on fair value.

December 31, 2010						Net
		Unamortized		Unrealized		Weighted
	Principal	Premium	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Cost	(Loss)	Value	Coupon (1)	Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%

Total Agency	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency RMBS:	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%

Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment and loss assumptions.

(3)	The Non-agency MBS held by the Company is 75.8% fixed rate and 24.2% floating rate, based on fair value.
     The components of the carrying value of the Company’s investment portfolio at June 30, 2011 and December 31, 2010 are presented below.

$ in thousands	June 30, 2011	December 31, 2010
Principal balance	12,360,261	5,655,820
Unamortized premium	476,535	271,728
Unamortized discount	(713,045)	(380,482)
Gross unrealized gains	141,465	75,231
Gross unrealized losses	(109,355)	(43,964)

Fair value	12,155,861	5,578,333

     The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2011 and December 31, 2010:

$ in thousands	June 30, 2011	December 31, 2010
Less than one year	9,806	26,214
Greater than one year and less than five years	6,112,694	3,304,668
Greater than or equal to five years	6,033,361	2,247,451

Total	12,155,861	5,578,333

     The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, respectively:

June 30, 2011	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
$ in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency RMBS:
15 year fixed-rate	859,816	(6,027)	—	—	859,816	(6,027)
30 year fixed-rate	1,427,539	(10,235)	—	—	1,427,539	(10,235)
ARM	38,250	(184)	7,325	(228)	45,575	(412)
Hybrid ARM	366,385	(1,475)	—	—	366,385	(1,475)

Total Agency	2,691,990	(17,921)	7,325	(228)	2,699,315	(18,149)

MBS-CMO	8,701	(793)	—	—	8,701	(793)
Non-Agency RMBS	1,442,438	(46,344)	26,292	(3,790)	1,468,730	(50,134)
CMBS	759,672	(40,279)	—	—	759,672	(40,279)

Total	4,902,801	(105,337)	33,617	(4,018)	4,936,418	(109,355)

December 31, 2010	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
$ in thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency RMBS:
15 year fixed-rate	1,039,444	(17,284)	—	—	1,039,444	(17,284)
30 year fixed-rate	802,118	(10,885)	—	—	802,118	(10,885)
ARM	14,911	(251)	7,601	(244)	22,512	(495)
Hybrid ARM	10,912	(17)	—	—	10,912	(17)

Total Agency	1,867,385	(28,437)	7,601	(244)	1,874,986	(28,681)

MBS-CMO	—	—	—	—	—	—
Non-Agency RMBS	370,839	(13,242)	—	—	370,839	(13,242)
CMBS	138,037	(2,041)	—	—	138,037	(2,041)

Total	2,376,261	(43,720)	7,601	(244)	2,383,862	(43,964)

     The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
$ in thousands	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	41,217	18,307	31,267	12,741
Unrealized gain on MBS, net	(9,107)	15,613	843	21,179

Balance at the end of period	32,110	33,920	32,110	33,920

     During the three months ended June 30, 2011, the Company reclassified $774,000 of net unrealized gains from other comprehensive income into Gain on Sale of Investments as a result of the Company selling certain investments.
     During the six months ended June 30, 2011, the Company reclassified $2.9 million of net unrealized gains from other comprehensive income into Gain on Sale of Investments as a result of the Company selling certain investments.
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
     The following table presents the other-than-temporary impairments for the three and six months ended June 30, 2011 and 2010.

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
$ in thousands	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Credit related other-than-temporary impairments included in earnings	—	262	—	386
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—	—	—

Total other-than-temporary impairment losses	—	262	—	386

     The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and six months ended June 30, 2011 and 2010.

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
$ in thousands	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cumulative credit loss amount at the beginning of the period	510	124	510	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	262	—	386

Cumulative credit loss amount at end of period	510	386	510	386

     The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the three and six months ended June 30, 2011 and 2010.
For the three months ended June 30, 2011

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	78,954	(15,907)	63,047
Non-Agency	25,455	9,967	35,422
CMBS	10,569	(35)	10,534
Other	(22)	—	(22)

Total	114,956	(5,975)	108,981

For the six months ended June 30, 2011

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	130,312	(30,129)	100,183
Non-Agency	40,958	18,933	59,891
CMBS	17,377	47	17,424
Other	19	—	19

Total	188,666	(11,149)	177,517

For the three months ended June 30, 2010

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	14,385	(4,895)	9,490
Non-Agency	8,756	8,334	17,090
CMBS	2,564	59	2,623
Other	4	—	4

Total	25,709	3,498	29,207

For the six months ended June 30, 2010

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	23,999	(8,215)	15,784
Non-Agency	13,182	13,468	26,650
CMBS	4,601	170	4,771
Other	12	—	12

Total	41,794	5,423	47,217

Note 4 — Investments in Unconsolidated Limited Partnerships
Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
     The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco PPIP Fund”) that receives financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco PPIP Fund and AIV was $25.0 million. The Invesco PPIP Fund and AIV limited partnership agreements provided for additional subscriptions of limited partners within six months of the initial closing. During 2009 and 2010, the Invesco PPIP Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco PPIP Fund and AIV. As of March 31, 2010, the Invesco PPIP Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco PPIP Fund in October 2009. In connection with the increase of the Company’s interest in the Invesco PPIP Fund and AIV, the Company is committed to fund approximately $30.7 million of additional capital at June 30, 2011. The Company realized approximately $3.5 million and $5.6 million of equity in earnings for the three and six months ended June 30, 2011 and $1.6 million and $1.8 million for the three and six months ended June 30, 2010, respectively. The Company also realized $1.6 million and $1.9 million of unrealized loss from these investments for the three and six months ended June 30, 2011, respectively, and $44,000 and $260,000 of unrealized appreciation for the three and six months ended June 30, 2010, respectively.
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
Note 5 — Borrowings
Repurchase Agreements
     The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.52% and 0.57% at June 30, 2011 and December 31, 2010, respectively. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility was subsequently amended and expires in April 2012. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest	Amount	Interest
$ in thousands	Outstanding	Rate	Outstanding	Rate
Agency RMBS	7,174,858	0.23%	3,483,440	0.33%
Non-Agency RBS	1,510,666	1.44%	459,979	1.76%
CMBS	875,242	1.28%	401,240	1.30%

Total	9,560,766	0.52%	4,344,659	0.57%

     Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at June 30, 2011.
     The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2011 and December 31, 2010:

June 30, 2011		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	2,118,108	22.1%	2,347,235
Nomura Securities International, Inc.	996,218	10.4%	699,639
Wells Fargo Securities, LLC	809,187	8.5%	880,658
Goldman, Sachs & Co.	664,506	7.0%	699,452
RBS Securities Inc.	581,275	6.1%	640,571
JP Morgan Securities Inc.	528,132	5.5%	585,193
Deutsche Bank Securities Inc.	502,685	5.3%	534,088
Morgan Stanley & Co. Incorporated	444,418	4.6%	842,343
Mitsubishi UFJ Securities (USA), Inc.	427,066	4.5%	448,179
BNP Paribas Securities Corp.	406,279	4.2%	422,443
Barclays Capital Inc.	388,502	4.1%	432,872
UBS Securities Inc.	316,790	3.3%	333,696
CitiGroup Global Markets Inc.	277,111	2.9%	302,876
Banc of America Securities LLC	262,788	2.7%	292,023
Guggenheim Liquidity Services, LLC	246,880	2.6%	258,754
Mizuho Securities USA Inc.	181,080	1.9%	200,072
Jefferies & Company, Inc	145,752	1.5%	153,171
Industrial and Commercial Bank of China Financial Services LLC	141,737	1.5%	148,341
Cantor Fitzgerald & Co.	95,195	1.0%	149,734
Royal Bank of Canada	27,057	0.3%	35,709

Total	9,560,766	100.0%	10,407,049

December 31, 2010		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	974,369	22.4%	1,072,719
Wells Fargo Securities, LLC	614,365	14.1%	710,529
Morgan Stanley & Co. Incorporated	468,748	10.8%	511,022
Deutsche Bank Securities Inc.	463,087	10.7%	493,533
Barclays Capital Inc.	287,469	6.6%	322,035
Goldman, Sachs & Co.	273,369	6.4%	291,512
Mitsubishi UFJ Securities (USA), Inc.	261,594	6.0%	273,131
BNP Paribas Securities Corp.	228,566	5.3%	239,218
JP Morgan Securities Inc.	227,261	5.2%	255,403
RBS Securities Inc.	210,332	4.8%	241,331
Banc of America Securities LLC	200,081	4.6%	220,018
Nomura Securities International, Inc.	135,418	3.1%	144,586

Total	4,344,659	100.0%	4,775,037

     Company MBS held by counterparties as security for repurchase agreements was $10.4 billion and $4.8 billion at June 30, 2011 and December 31, 2010, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 109% and 110% respectively. The decline in the collateral ratio was due to the change in asset mix as the Company had a higher percentage of credit assets that generally have lower advance rates.
     Cash collateral held by the counterparties at June 30, 2011 and December 31, 2010 was $85.0 million and $81.3 million, respectively. In addition, cash collateral held by the Company at June 30, 2011 and December 31, 2010 was approximately $29.1 million and $11.1 million, respectively.

Note 6 — Derivatives and Hedging Activities
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
     Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as a realized loss in the statement of operations.
     Our only CDS contract was entered into on December 31, 2010 where the Company sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fixed rate fee of 3%. The Company’s maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The Company is required to post cash collateral to secure potential loss payments.
     At June 30, 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	June 30, 2011	December 31, 2010
Fair value amount	1,685	—
Notional amount	128,760	149,964
Maximum potential amount of future undiscounted payments	96,570	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	19,777	—
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
     The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2011, the Company recorded $197,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements. For the three months ended June 30, 2010, the Company recorded $10,000 of unrealized swap losses in earnings.
     During the six months ended June 30, 2011, the Company recorded $202,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements. For the six months ended June 30, 2010, the Company recorded $35,000 of unrealized swap losses in earnings.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $134.6 million will be reclassified as an increase to interest expense.
     The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 119 months.
     As of June 30, 2011, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

	Notional	Average	Average
	Amount	Fixed Pay	Maturity
Remaining Interest Rate Swap Term	$ in thousands	Rate	(Years)
1 year or less	—	—	—
Greater than 1 year and less than 3 years	475,000	1.88%	1.7
Greater than 3 years and less than 5 years	5,100,000	2.25%	4.7
Greater than 5 years	1,350,000	2.59%	7.2

Total	6,925,000	2.29%	4.9

     At June 30, 2011, the Company’s counterparties held approximately $19.8 million of cash margin deposits and approximately $211.2 million in Agency RMBS as collateral against its swap contracts. The cash is classified as restricted cash and the Agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
     The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

$ in thousands
Asset Derivatives				Liability Derivatives
As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
Balance		Balance		Balance		Balance
Sheet	Fair Value	Sheet	Fair Value	Sheet	Fair Value	Sheet	Fair Value
Interest rate		Interest rate		Interest rate swap		Interest rate swap
swap asset	17,446	swap asset	33,255	liability	139,129	liability	37,850
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
     The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2011 and 2010.

Three months ended June 30, 2011

Location of loss
		reclassified from		Location of loss
$ in thousands		accumulated	Amount of loss	recognized in
Derivative	Amount of loss	OCI into	reclassified from	income on	Amount of loss
type for	recognized	income	accumulated OCI into	derivative	recognized in income
cash flow	in OCI on derivative	(effective	income (effective	(ineffective	on derivative
hedge	(effective portion)	portion)	portion)	portion)	(ineffective portion
Interest Rate Swap	170,915	Interest Expense	23,829	Other Expense	197
Six months ended June 30, 2011

Location of loss
		reclassified from		Location of loss
$ in thousands		accumulated	Amount of loss	recognized in
Derivative	Amount of loss	OCI into	reclassified from	income on	Amount of loss
type for	recognized	income	accumulated OCI into	derivative	recognized in income
cash flow	in OCI on derivative	(effective	income (effective	(ineffective	on derivative
hedge	(effective portion)	portion)	portion)	portion)	(ineffective portion
Interest Rate Swap	149,041	Interest Expense	32,156	Other Expense	202
Three months ended June 30, 2010

Location of loss
		reclassified from		Location of loss
$ in thousands		accumulated	Amount of loss	recognized in
Derivative	Amount of loss	OCI into	reclassified from	income on	Amount of loss
type for	recognized	income	accumulated OCI into	derivative	recognized in income
cash flow	in OCI on derivative	(effective	income (effective	(ineffective	on derivative
hedge	(effective portion)	portion)	portion)	portion)	(ineffective portion
Interest Rate Swap	25,201	Interest Expense	3,070	Other Expense	10
Six months ended June 30, 2010

Location of loss
		reclassified from		Location of loss
$ in thousands		accumulated	Amount of loss	recognized in
Derivative	Amount of loss	OCI into	reclassified from	income on	Amount of loss
type for	recognized	income	accumulated OCI into	derivative	recognized in income
cash flow	in OCI on derivative	(effective	income (effective	(ineffective	on derivative
hedge	(effective portion)	portion)	portion)	portion)	(ineffective portion
Interest Rate Swap	32,347	Interest Expense	4,870	Other Expense	35

Amount of gain recognized in income on derivative
Derivative	Location of gain
not designated as	recognized in income	Three months	Three months
hedging instrument	on derivative	ended June 30, 2011	ended June 30, 2010
CDS Contract	Gain on credit default swap	240	—

Amount of gain recognized in income on derivative
Derivative	Location of gain
not designated as	recognized in income	Six months ended	Six months ended
hedging instrument	on derivative	ended June 30, 2011	ended June 30, 2010
CDS Contract	Gain on credit default swap	1,685	—
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
     As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $134.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $19.8 million of cash and $211.2 million of Agency RMBS. If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at their termination value. The Company was in compliance with all of the financial provisions of these agreements through June 30, 2011.
Note 7 — Financial Instruments
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
     Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels are defined as follows:
•	Level 1 Inputs — Quoted prices for identical instruments in active markets.
•	Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3 Inputs — Instruments with primarily unobservable value drivers.
     The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	12,155,861	—	12,155,861
Investments in unconsolidated limited partnerships	—	—	48,177	48,177
Derivatives	—	17,446	1,685	19,131

Total	—	12,173,307	49,862	12,223,169

Liabilities
Derivatives	—	139,129	—	139,129

Total	—	139,129	—	139,129

	December 31, 2010
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	5,578,333	—	5,578,333
Investments in unconsolidated limited partnerships	—	—	54,725	54,725
Derivatives	—	33,255	—	33,255

Total	—	5,611,588	54,725	5,666,313

Liabilities
Derivatives	—	37,850	—	37,850

Total	—	37,850	—	37,850

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.
     The following table presents additional information about the Company’s investments in unconsolidated limited partnerships which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2011	December 31, 2010
Beginning balance	54,725	4,128
Purchases	8,314	56,357
Sales and settlements	(18,593)	(14,036)
Total net gains / (losses) included in net income
Realized gains/(losses), net	5,602	4,780
Unrealized gains/(losses), net	(1,871)	3,496
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	48,177	54,725

     The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At June 30, 2011 the repurchase agreements had a fair value of $9.6 billion and a carrying value of $9.6 billion. At December 31, 2010 the repurchase agreements had a fair value of $4.3 billion and a carrying value of $4.3 billion.
Note 8 — Related Party Transactions
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
     For the three months ended June 30, 2011 and 2010, the Company incurred management fees of approximately $5.8 million and $1.8 million, respectively of which approximately $5.8 million and $1.8 million, respectively, was accrued but had not been paid.
     For the six months ended June 30, 2011 and 2010, the Company incurred management fees of approximately $9.7 million and $3.1 million, respectively.
Expense Reimbursement
     Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.
     The Company incurred costs, originally paid by Invesco, of approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2011, respectively, compared to approximately $1.5 and $2.1 million for the three and six months ended June 30, 2010, respectively. Approximately $1.0 million and $2.2 million was expensed for the three and six months ended June 30, 2011, respectively, compared to $893,000 and $1.2 million for the three and six months ended June 30, 2010, respectively. Approximately $383,000 and $525,000 was charged against equity as a cost of raising capital for the three and six months ended June 30, 2011, respectively, compared to $619,000 and $856,000 for the three and six months ended June 30, 2010, respectively.
Termination Fee
     A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.
Note 9 — Shareholders’ Equity
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
Public Offerings
     During the quarter ended June 30, 2011, the Company issued 1,237,716 shares of common stock at an average price of $22.62 under the Company’s Direct Stock Purchase Plan (“DSPP”) with total proceeds of approximately $27.8 million, net of issuance costs.
     On June 23, 2011, the Company completed a follow-on public offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to the Company were $388.8 million, net of issuance costs of approximately $5.1 million.
Share-Based Compensation
     The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $34,000 and approximately $34,000 for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense of approximately $68,000 and approximately $53,000 for the six months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011 and 2010, the Company issued 1,467 and 921 shares, respectively, of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2011 and 2010, the Company issued 2,895 and 1,755 shares, respectively, of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
     On March 17, 2010, the Company awarded 5,725 restricted stock units to the executive officers of the Company who are employees of the Manager. On March 14, 2011, the Company issued 18,419 restricted stock units to non-executive employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $28,000 for the three months ended June 30, 2011 related to awards to officers and employees of the Manager.
     The Company recognized compensation expense of approximately $37,000 for the six months ended June 30, 2011 related to awards to officers and employees of the Manager.
     On March 17, 2011, the Company issued 896 shares of common stock (net of tax withholding) in exchange for 1,430 restricted stock units which vested under the 2009 Equity Incentive Plan. The remaining restricted stock units awarded to the executive officers of the Company on March 17, 2010 were forfeited in March 2011.
Dividends
     On June 9, 2011, the Company declared a dividend of $0.97 per share of common stock. The dividend was paid on July 28, 2011 to shareholders of record as of the close of business on June 17, 2011.

Note 10 — Earnings per Share
Earnings per share for the three and six months ended June 30, 2011 and 2010 is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2011	2010	2011	2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	72,998	20,750	125,246	32,799
Effect of dilutive securities:
Income allocated to non-controlling interest	1,406	1,309	2,857	2,427

Dilutive net income available to shareholders	74,404	22,059	128,103	35,226

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	73,486	22,808	62,731	19,266
Effect of dilutive securities:
Restricted Stock Awards	18	6	11	3
OP Units	1,425	1,425	1,425	1,426

Dilutive Shares	74,929	24,239	64,167	20,695

Note 11 — Non-controlling Interest — Operating Partnership
     Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2011 and 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 1.5% and 5.2% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2011 and 2010 was approximately $1.4 million and $1.3 million, respectively. Income allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2011 and 2010 was approximately $2.9 million and $2.4 million, respectively. For the three months ended June 30, 2011 and 2010, distributions paid to the non-controlling interest were $1.4 million and $1.1 million, respectively. For the six months ended June 30, 2011 and 2010, distributions paid to the non-controlling interest were $2.8 million and $2.6 million, respectively. As of June 30, 2011 and 2010, distributions payable to the non-controlling interest were approximately $1.4 million and $1.1 million, respectively.
Note 12 — Subsequent Events
     The Company has reviewed subsequent events occurring through the date that these consolidation financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

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
Forward-Looking Statements
     We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:
•	the impact of any deficiencies in foreclosure practices of third parties and related delays in the foreclosure process;

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•	actions and initiatives of the U.S. government, including the impact of the final agreement on the U.S. debt ceiling and budget deficit; and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and our ability to respond to and comply with such actions, initiatives and changes;

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. government Agency guarantees with regard to payments of principal and interest on securities;

•	estimates relating to our ability to continue to make distributions to our shareholders;

•	availability of qualified personnel;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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
Overview
     We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. Our common stock is listed on the New York Stock

Exchange under the symbol “IVR”. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We elected to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.
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
Recent Developments
     During the quarter ended June 30, 2011, we issued 1,237,716 shares of common stock at an average price of $22.62 under the Company’s Direct Stock Purchase Plan with total proceeds to us of approximately $27.8 million, net of issuance costs.
     On June 9, 2011, we declared a dividend of $0.97 per share of common stock. The dividend was paid on July 28, 2011 to shareholders of record as of the close of business on June 17, 2011.
     On June 23, 2011, we completed a follow-on public offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to us were approximately $388.8 million, net of issuance costs of approximately $5.1 million.
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
     We have elected to participate in programs established by the U.S. government, including the TALF and the PPIP, in order to increase our ability to acquire our target assets and to provide a source of financing for such acquisitions. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities and improving the market conditions for asset-backed securities generally. The Federal Reserve Bank of New York, (“FRBNY”) made up to $200 billion of loans under the TALF. The facility ceased making loans collateralized by newly issued and legacy ABS on March 31, 2010. As a result, we are no longer able to obtain additional TALF loans as a source of financing for investments in legacy CMBS. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS. The purpose for the prepayment was to obtain lower borrowing costs from other sources. The financings under the TALF were replaced with repurchase agreements.
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
     The recent U.S. debt ceiling and budget deficit debate has increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, if the U.S.’s credit rating were downgraded, it may impact the credit risk associated with Agency RMBS and other assets, and, therefore, decrease the value of the Agency RMBS, non-Agency RMBS and CMBS in our portfolio, which could cause our repurchase counterparties to make margin calls on our borrowings and swaps if our collateral is insufficient to cover the debt secured by our assets and could reduce our book value. If the value or our assets declines, we may have to sell assets at reduced prices to cover such margin calls. In addition, a downgrade of the U.S. government’s credit rating could potentially create broader financial instability, which may weigh heavily on the global banking system and could limit our ability to finance our investment portfolio A default could also reduce our ability to finance these assets through repurchase agreements or result in increased advance rates, “haircuts” (the percentage amount by which the collateral value must exceed the loan amount) and other funding costs associated with such financing.
     Although U.S. lawmakers have reached an agreement on a national debt ceiling and budget, the terms of such agreement could negatively impact the trading market for U.S. government securities and could result in limited economic growth. This may negatively affect the value of our investment portfolio, which could cause our repurchase counterparties to make margin calls on our borrowings and swaps if our collateral is insufficient to cover the debt secured by our assets, which could, in turn, require us to sell our assets at reduced prices to cover such margin calls.
Investment Activities
     As of June 30, 2011, 41.2% of our equity was invested in Agency RMBS, 42.8% in non-Agency RMBS, 13.4% in CMBS, and 2.6% in the Invesco PPIP Fund. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.
     As of June 30, 2011, we had approximately $5.0 billion in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $2.1 billion in 15-year fixed rate securities, approximately $1.3 billion in hybrid adjustable-rate mortgages (“ARMs”) and approximately $122.8 million in ARMs we believe to have similar durations based on prepayment speeds. As of June 30, 2011, we had purchased approximately $2.0 billion non-Agency RMBS fixed rate mortgages and $369.9 million non-Agency RMBS ARMs.
     Initially, we focused on CMBS that could be financed under the TALF. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS. The purpose for the prepayment was to obtain lower borrowing costs. The Company obtained additional advances under existing repurchase agreement financing arrangements. As of June 30, 2011, we owned approximately $1.2 billion in CMBS and financed $875.2 million in repurchase agreements. In addition, as of June 30, 2011, we had purchased approximately $78.8 million in CMOs.
     During the three months ended June 30, 2011, we purchased approximately $3.4 billion of mortgage-backed securities. The average yield on these purchases as of June 30, 2011 is 4.21%.
Investment Portfolio
The following table summarizes certain characteristics of our investment portfolio as of June 30, 2011:

						Net
		Unamortized		Unrealized		Weighted
	Principal	Premium	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Cost	(Loss)	Value	Coupon (1)	Yield (2)
Agency RMBS:
15 year fixed-rate	1,996,178	106,361	2,102,539	15,732	2,118,271	4.43%	3.24%
30 year fixed-rate	4,672,172	320,753	4,992,925	45,550	5,038,475	5.26%	3.99%
ARM	118,688	2,981	121,669	1,094	122,763	3.60%	3.22%
Hybrid ARM	1,233,212	27,161	1,260,373	11,102	1,271,475	3.34%	2.98%

Total Agency	8,020,250	457,256	8,477,506	73,478	8,550,984	4.73%	3.64%

MBS-CMO	353,790	(278,533)	75,257	3,530	78,787	3.17%	6.23%
Non-Agency MBS	2,757,121	(408,616)	2,348,505	(28,085)	2,320,420	4.46%	5.90%
CMBS	1,229,100	(6,617)	1,222,483	(16,813)	1,205,670	5.42%	5.49%

Total	12,360,261	(236,510)	12,123,751	32,110	12,155,861	4.70%	4.28%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The Non-agency MBS held by the Company is 84.1% fixed rate and 15.9% floating rate, based on fair value.

     The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of June 30, 2011:

$ in thousands	June 30, 2011
Less than one year	9,806
Greater than one year and less than five years	6,112,694
Greater than or equal to five years	6,033,361

Total	12,155,861

     The following table presents certain information about the carrying value of our available for sale MBS at June 30, 2011:

$ in thousands	June 30, 2011
Principal balance	12,360,261
Unamortized premium	476,535
Unamortized discount	(713,045)
Gross unrealized gains	141,465
Gross unrealized losses	(109,355)

Fair value	12,155,861

     Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, Non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of June 30, 2011, we had entered into repurchase agreements totalling $9.6 billion. In addition, we committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of June 30, 2011, approximately $69.3 million of our commitment to the Invesco PPIP Fund has been called.
     The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of June 30, 2011 and December 31, 2010, the Company had investment related payables of $0.9 million and $0.4 million respectively of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in mortgage-backed security purchases at quarter end related to our follow-on common stock issuance.
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
     As of June 30, 2011, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion of borrowings under our repurchase agreements as of June 30, 2011. We intend to continue to add interest rate hedge positions according to our hedging strategy.

     The following table summarizes our hedging activity as of June 30, 2011:

	Notional	Average	Average
	Amount	Fixed Pay	Maturity
Remaining Interest Rate Swap Term	$ in thousands	Rate	(Years)
1 year or less	—	—	—
Greater than 1 year and less than 3 years	475,000	1.88%	1.7
Greater than 3 years and less than 5 years	5,100,000	2.25%	4.7
Greater than 5 years	1,350,000	2.59%	7.2

Total	6,925,000	2.29%	4.9

     Approximately $500.0 million of the total $6.9 billion of the swap notional amount on June 30, 2011 were forward-starting interest rate swaps with effective dates beyond June 30, 2011. Additionally, we had approximately $881.5 million of unsettled securities which would have increased our total outstanding borrowing balance if the purchases would have been settled with repurchase agreements.
Credit Default Swap Agreement
     We entered into a credit default swap (“CDS”) on December 31, 2010 with a $150.0 million notional balance and a fair value of $0. Under this CDS, we sold protection (and receive premium payments of 3.0% on the outstanding notional amount) on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The CDS is not designated as a hedging instrument therefore the unrealized gain of $240,000 and $1.7 million is included in the gain on credit default swap in the statement of operations for the three and six months ended June 30, 2011, respectively.
     At June 30, 2011, the open CDS sold by us is summarized as follows:

$ in thousand	June 30, 2011	December 31, 2010
Fair value amount	1,685	—
Notional amount	128,760	149,964
Maximum potential amount of future undiscounted payments	96,570	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	19,777	—
Book Value per Share
     Our book value per share was $19.34 and $20.49 as of June 30, 2011 and December 31, 2010, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The decline in our book value is primarily attributable to the decrease in value of our interest rate swaps.
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

Expected Impact of New Authoritative Guidance on Future Financial Information
     In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). ASU 2011-03 simplifies the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe that the adoption of the amended guidance will have a significant effect on our consolidated financial statements now or in the future.
     In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 amends Topic 820 and does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this guidance now or in the future.
     In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on our financial condition or results of operations now or in the future. However, it will change our financial statement presentation once adopted.
Results of Operations
     The table below presents certain information from our Consolidated Statement of Operations for the three and six month periods ending June 30, 2011 and 2010.

	Three Months ended		Six Months ended
	June 30,		June 30,
$ in thousands, except per share data	2011	2010	2011	2010
Revenues
Interest income	108,981	29,207	177,517	47,217
Interest expense	34,207	6,379	49,785	10,031

Net interest income	74,774	22,828	127,732	37,186

Other income	6,540	2,019	12,125	3,049

Expenses
Management fee — related party	5,753	1,771	9,728	3,055
General and administrative	1,157	1,017	2,026	1,954

Total expenses	6,910	2,788	11,754	5,009

Net income	74,404	22,059	128,103	35,226

Net income attributable to non-controlling interest	1,406	1,309	2,857	2,427

Net income attributable to common shareholders	72,998	20,750	125,246	32,799

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.99	0.91	2.00	1.70

Dividends declared per common share	0.97	0.74	1.97	1.52

Weighted average number of shares of common stock:
Basic	73,486	22,808	62,731	19,266

Diluted	74,929	24,239	64,167	20,695

Net Income Summary
     For the three months ended June 30, 2011, our net income was $74.4 million or $0.99 basic and diluted income per weighted average share available to common shareholders compared to $22.1 million or $0.91 basic and diluted income per weighted average share available to common shareholders for the three months ended June 30, 2010.
     For the six months ended June 30, 2011, our net income was $128.1 million or $2.00 basic and diluted income per weighted average share available to common shareholders compared to $35.2 million or $1.70 basic and diluted income per weighted average share available to common shareholders for the six months ended June 30, 2010.
     The increase to net income for the three and six month periods is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock offerings. Since June 30, 2010, we completed four follow-on common stock offerings raising approximately $1.4 billion in equity.
Interest Income and Average Earning Asset Yield
     Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $10.2 billion and $2.0 billion and earned interest income of $109.0 million and $29.2 million for the three months ended June 30, 2011 and 2010, respectively. The yield on our average investment portfolio was 4.29% and 5.71% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.
     We had average earning assets of $8.3 billion and $1.7 billion and earned interest income of $177.5 million and $47.2 million for the six months ended June 30, 2011 and 2010, respectively. The yield on our average investment portfolio was 4.28% and 5.54% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.
     The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 8.1 and 12.8 for the three months ended June 30, 2011 and March 31, 2011, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	June 30, 2011		March 31, 2011
	Company	Cohort	Company	Cohort
15 year Agency RMBS	7.7	12.8	9.0	16.1
30 year Agency RMBS	9.2	13.0	13.4	19.8
Agency Hybrid ARM RMBS	5.6	N/A	6.4	N/A
Non-Agency RMBS	11.5	N/A	14.0	N/A

Overall	8.1	N/A	11.1	N/A

Interest Expense and the Cost of Funds
     Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $8.9 billion and $1.6 billion and total interest expense of $34.2 million and $6.4 million for the three months ended June 30, 2011 and 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio.
     We had average borrowed funds of $7.2 billion and $1.3 billion and total interest expense of $49.8 million and $10.0 million for the six months ended June 30, 2011 and 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio.
     Our average cost of funds was 1.54% and 1.58% for the three months ended June 30, 2011 and 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.
     Our average cost of funds was 1.39% and 1.54% for the six months ended June 30, 2011 and 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.
Net Interest Income
     Our net interest income, which equals interest income less interest expense, totaled $74.8 million and $22.8 million for the three months ended June 30, 2011 and 2010, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.75% and 4.13% for the three months ended June 30, 2011 and 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix and the impact of additional cost of funds related to our interest rate hedges.
     Our net interest income totaled $127.7 million and $37.2 million for the six months ended June 30, 2011 and 2010, respectively. Our net interest rate margin was 2.89% and 4.00% for the six months ended June 30, 2011 and 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS.
Other Income
     As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $3.6 million and $642,000 for the three month periods ended June 30, 2011 and 2010, respectively.
     As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $4.8 million and $1.4 million for the six month periods ended June 30, 2011 and 2010, respectively.
     For the three months ended June 30, 2011 and 2010, we recognized equity in earnings of approximately $3.5 million and $1.6 million, respectively, and unrealized loss on the change in fair value of our investment in the Invesco PPIP Fund of approximately $1.6 million and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $44,000, respectively. The net increase in equity in earnings and unrealized loss on the change in fair value was primarily the result of an increase in the fair value of the PPIP Fund.

     For the six months ended June 30, 2011 and 2010, we recognized equity in earnings of approximately $5.6 million and $1.8 million, respectively, and unrealized loss on the change in fair value of our investment in the Invesco PPIP Fund of approximately $1.9 million and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $260,000, respectively. The net earnings from the unconsolidated limited partnership were primarily the result of a gain realized offset by a decrease in the fair value of the PPIP Fund.
     For the three months ended June 30, 2011 we recognized income of $1.3 million on our investment in a CDS of which $240,000 is an unrealized gain based on change in the fair market value of the CDS and $1.0 million represents premium payments we receive for providing protection.
     For the six months ended June 30, 2011 we recognized income of $3.8 million on our investment in a CDS of which $1.7 million is an unrealized gain based on change in the fair market value of the CDS and $2.1 million represents premium payments we receive for providing protection.
Expenses
     We incurred management fees of $5.8 million and $1.8 million for the three months ended June 30, 2011, and 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2010 and 2011. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.
     We incurred management fees of $9.7 million and $3.1 million for the six months ended June 30, 2011, and 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2010 and 2011. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.
     Our general and administrative expenses were approximately $1.2 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively. The majority of the increase is related to an increase in professional fees and other miscellaneous general and administrative costs offset by lower insurance premium cost for our liability insurance to indemnify our directors and officers.
     Our general and administrative expenses were approximately $2.0 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.
Net Income and Return on Average Equity
     Our net income was $74.4 million and $22.1 million for the three months ended June 30, 2011 and 2010, respectively. Our annualized return on average equity was 18.99% and 17.71% for the three months ended June 30, 2011 and 2010, respectively. The increase in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth.
     Our net income was $128.1 million and $35.2 million for the six months ended June 30, 2011 and 2010, respectively. Our annualized return on average equity was 18.80% and 16.08% for the six months ended June 30, 2011 and 2010, respectively. The increase in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth.

Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repayment of borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
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
     We held cash and cash equivalents of approximately $66,000 and $16.2 million at June 30, 2011 and 2010, respectively. Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
     Our operating activities provided net cash of approximately $115.8 million and $23.0 million for the six month periods ended June 30, 2011 and 2010, respectively. The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in average interest earning assets of $8.3 billion in investments at June 30, 2011 as compared to $1.7 billion at June 30, 2010.
     Our investing activities used net cash of $6.2 billion and $1.5 billion for the six month periods ended June 30, 2011 and 2010, respectively. During the six month period ended June 30, 2011 we utilized cash to purchase $7.0 billion in securities which were offset by proceeds from asset sales of $344.8 million and principal payments of $491.6 million. During the six month period ended June 30, 2010 we utilized cash to purchase $1.8 billion in securities and sold $169.0 million and received principal payments of $160.8 million. The increase in principal payments resulted from the larger portfolio at June 30, 2011 as compared to 2010.
     Our financing activities for the six months ended June 30, 2011 consisted of net proceeds from our March and June 2011 follow-on public offerings in which we raised approximately $886.9 million and from our repurchase agreements.
     Our financing activities for the six months ended June 30, 2010 consisted of net proceeds from our January and May 2010 follow-on public offerings in which we raised approximately $342.1 million and from our repurchase agreements.
     We allocate our equity to each of our target assets and apply leverage to obtain our net interest income. We invest in assets that provide attractive returns with an aggregate debt-to-equity ratio of 3 to 7 times. On June 23, 2011, we raised additional net proceeds of approximately $389 million from a follow-on public offering. We immediately identified and purchased our target assets following the offering. Approximately $881.5 million of our target assets did not settle prior to June 30, 2011 and therefore were not fully levered at June 30, 2011. The table below shows the allocation of our equity and debt-to-equity ratio as of June 30, 2011. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	PPIF	Total
Borrowings	7,174,858	1,510,666	875,242	—	9,560,766
Equity allocation	751,880	780,487	244,823	48,177	1,825,367
Debt / Equity Ratio	9.5	1.9	3.6	—	5.2
% of Total Equity	41.2%	42.8%	13.4%	2.6%	100.0%
     As of June 30, 2011, our total leverage ratio was 5.2x. The leverage ratio was impacted by the purchase of approximately $881.5 million of securities at the end of June that settled in July. If the liabilities from these security purchases would have settled with repurchase agreements prior to the end of the quarter the total leverage ratio would have been approximately 5.7x.
     We enter into repurchase agreements with various counterparties to fund our purchases of MBS. The following table summarizes our total borrowings by type of investment as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest	Amount	Interest
$ in thousands	Outstanding	Rate	Outstanding	Rate
Agency RMBS	7,174,858	0.23%	3,483,440	0.33%
Non-Agency RBS	1,510,666	1.44%	459,979	1.76%
CMBS	875,242	1.28%	401,240	1.30%

Total	9,560,766	0.52%	4,344,659	0.57%

     As of June 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.60% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 20.58% and under our repurchase agreements for CMBS was approximately 17.96%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 6%, for non-Agency RMBS range from a low of 10% to a high of 40% and for CMBS range from a low of 15% to a high of 30%. Our hedged cost of funds was approximately 2.47% and 0.89% as of June 30, 2011 and December 31, 2010, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
     If these conditions persist, then our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing. In addition, because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, if the U.S.’s credit rating is downgraded, it may impact the credit risk associated with Agency RMBS and other assets, and, therefore, decrease the value of the Agency RMBS, non-Agency RBMS and CMBS in our portfolio, which could cause our repurchase counterparties to make margin calls on our borrowings and swaps, if our collateral is insufficient to cover the debt secured by our assets.

     Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan (the “DRIP”), pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock. Under the terms of the DRIP, shareholders who participate in the DRIP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRIP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. During the six months ended June 30, 2011, we issued a total of 1,275 common shares pursuant to the plan.
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

Contractual Obligations
     On July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses, which was amended on May 24, 2011. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum, calculated and payable quarterly in arrears. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 8 – “Related Party Transactions” for details of our reimbursements to our Manager.
Contractual Commitments
     As of June 30, 2011, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
		Less than 1
$ in thousands	Total	year	1-3 years	3-5 years	After 5 years
Repurchase agreements	9,560,766	9,560,766	—	—	—
Invesco PPIP Fund investment	30,727	—	30,727	—	—

Total contractual obligations	9,591,493	9,560,766	30,727	—	—

     As of June 30, 2011, we have approximately $6.2 million in contractual interest payments related to our repurchase agreements.
Off-Balance Sheet Arrangements
     We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of June 30, 2011 and 2010, approximately $69.3 million and $40.0 million of the commitment have been called, respectively.
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
     Our only CDS contract was entered into on December 31, 2010 with a $150.0 million notional balance where we sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fixed rate fee of 3%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We posted cash collateral to secure potential loss payments of $19.8 million as of June 30, 2011. The notional amount of the CDS at June 30, 2011 is $128.8 million, and we estimate the fair market value of the CDS is approximately $1.7 million at June 30, 2011.

Shareholders’ Equity
     During the quarter ended June 30, 2011, we issued 1,237,716 shares of common stock at an average price of $22.62 under the DSPP with total proceeds of approximately $27.8 million, net of issuance costs.
     On June 23, 2011, we completed a follow-on public offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to us were approximately $388.8 million, net of issuance costs of approximately $5.1 million.
Unrealized Gains and Losses
     Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended June 30, 2011 and 2010, net unrealized loss included in shareholders’ equity was $156.1 million and $6.5 million, respectively.
     For the six months ended June 30, 2011 and 2010, net unrealized gain included in shareholders’ equity was $116.0 million and $6.3 million, respectively.
     As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.
Share-Based Compensation
     We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $45,000 in restricted common stock annually. For the three months ended June 30, 2011 and 2010, we recognized compensation expense of approximately $34,000 and $34,000 and issued 1,467 and 921 shares, respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the six months ended June 30, 2011 and 2010, we recognized compensation expense of approximately $68,000 and $53,000 and issued 2,895 and 1,755 shares, respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the NYSE on the actual date of grant.

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
     On June 9, 2011, we declared a dividend of $0.97 per share of common stock. The dividend was paid on July 28, 2011 to shareholders of record as of the close of business on June 17, 2011.
Inflation
     Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.
Other Matters
     We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended June 30, 2011. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2011. Consequently, we met the REIT income and asset test as of June 30, 2011. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of June 30, 2011. Therefore, as of June 30, 2011, we believe that we qualified as a REIT under the Code.
     At all times, we intend to conduct our business so that neither we nor our operating partnership nor the subsidiaries of our operating partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our operating partnership and the operating partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2011, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
     The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	Percentage Change in Projected	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value
+1.00%	23.42%	(1.34)%
+0.50%	19.53%	(0.58)%
-0.50%	(19.58)%	0.18%
-1.00%	(38.03)%	(0.03)%

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
     We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2011, we were not involved in any such legal proceedings.
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
     Standard & Poor’s recent downgrade in the credit rating of the U.S. government and the possibility of a further downgrade or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock.
     Standard & Poor’s (“S&P”) recent downgrade in the credit rating of the U.S. government and the possibility of a further downgrade by S&P or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock. The impact on the company of the downgrade and resulting financial market volatility may include, but not be limited to, the following:
•	The value of our assets may decline;

•	Since we utilize repurchase agreements which are secured by our assets, a decline in value of our assets may require us to post additional collateral to secure our debt;

•	Significant changes in interest rates may occur which may increase our borrowing costs, reduce advance rates on repurchase agreements and reduce our liquidity; and

•	Such interest rate volatility may cause further decline in the value of our interest rate swaps causing us to post additional collateral.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION.
None.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.
August 9, 2011	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 9, 2011	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 18, 2009.

10.1	Amendment to Management Agreement by and among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, IAS Asset I LLC and Invesco Advisors, Inc., dated as of May 24, 2011.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document