Form 10-Q
period 2011-09-30
Invesco Mortgage Capital Inc.
filed 2011-11-04
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 115,390,095 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Mortgage-backed securities, at fair value	14,336,951	5,578,333
Cash	56,914	63,552
Restricted cash	254,587	101,144
Investment related receivable	430,053	7,601
Investments in unconsolidated ventures, at fair value	110,907	54,725
Accrued interest receivable	55,713	22,503
Derivative assets, at fair value	1,580	33,255
Other assets	1,812	1,287

Total assets	15,248,517	5,862,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,181,845	4,344,659
Derivative liability, at fair value	388,886	37,850
Dividends and distributions payable	93,449	49,741
Investment related payable	640,766	372,285
Accrued interest payable	10,780	2,579
Accounts payable and accrued expenses	916	1,065
Due to affiliate	8,092	3,407

Total liabilities	13,324,734	4,811,586

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 115,387,548 and 49,854,196 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	1,154	499
Additional paid in capital	2,299,309	1,002,809
Accumulated other comprehensive income (loss)	(386,187)	24,015
Distributions in excess of earnings	(15,648)	(8,173)

Total shareholders’ equity	1,898,628	1,019,150

Non-controlling interest	25,155	31,664

Total equity	1,923,783	1,050,814

Total liabilities and equity	15,248,517	5,862,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2011	2010	2011	2010

Revenues
Interest income	138,291	36,067	315,808	83,284
Interest expense	50,452	8,873	100,237	18,904

Net interest income	87,839	27,194	215,571	64,380

Other income
Gain (loss) on sale of investments	3,637	(311)	8,442	1,064
Equity in earnings (loss) and fair value change in unconsolidated ventures	(993)	3,793	2,738	5,888
Loss on other-than-temporarily impaired securities	—	(124)	—	(510)
Unrealized loss on interest rate swaps	(453)	(9)	(655)	(44)
Realized and unrealized credit default swap income	858	—	4,649	—

Total other income	3,049	3,349	15,174	6,398

Expenses
Management fee – related party	7,884	2,039	17,612	5,094
General and administrative	829	885	2,855	2,839

Total expenses	8,713	2,924	20,467	7,933

Net income	82,175	27,619	210,278	62,845

Net income attributable to non-controlling interest	1,091	1,433	3,948	3,860

Net income attributable to common shareholders	81,084	26,186	206,330	58,985

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.79	1.01	2.70	2.74

Dividends declared per common share	0.80	1.00	2.77	2.52

Weighted average number of shares of common stock:
Basic	103,028	26,047	76,311	21,552

Diluted	104,472	27,478	77,750	22,981

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the nine months ended September 30, 2011

(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Distributions in excess of earnings	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2011	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814	—

Net income	—	—	—	—	206,330	206,330	3,948	210,278	210,278
Comprehensive income
Change in net unrealized gains and losses on available for sale securities	—	—	—	(33,016)	—	(33,016)	(62)	(33,078)	(33,078)
Change in net unrealized gains and losses on derivatives	—	—	—	(377,186)	—	(377,186)	(6,450)	(383,636)	(383,636)

Total comprehensive income									(206,436)

Net proceeds from issuance of common stock, net of offering costs	65,527,839	655	1,296,364	—	—	1,297,019	—	1,297,019
Stock awards	5,513	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(213,805)	(213,805)	—	(213,805)
Common unit dividends	—	—	—	—	—	—	(3,947)	(3,947)
Amortization of equity-based compensation	—	—	136	—	—	136	2	138

Balance at September 30, 2011	115,387,548	1,154	2,299,309	(386,187)	(15,648)	1,898,628	25,155	1,923,783

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	210,278	62,845
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	25,195	(9,827)
Unrealized loss on interest swap	655	44
Unrealized gain on credit default swap	(1,580)	—
Gain on sale of mortgage-backed securities	(8,442)	(1,064)
Loss on other-than-temporarily impaired securities	—	510
Equity in earnings and fair value change in unconsolidated limited partnerships	(2,738)	(5,888)
Amortization of equity-based compensation	138	85
Changes in operating assets and liabilities
Increase in accrued interest	(33,210)	(7,432)
(Increase) decrease in other assets	(525)	330
Increase in accrued interest payable	8,201	1,003
Increase in due to affiliate	4,685	1,385
(Decrease) increase in accounts payable and accrued expenses	(208)	570

Net cash provided by operating activities	202,449	42,561

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(10,720,992)	(2,022,403)
Contributions to Investment in PPIP, net	(52,013)	(50,890)
Principal payments from mortgage-backed securities	936,444	265,904
Proceeds from sale of mortgage-backed securities	1,180,416	216,104

Net cash used in investing activities	(8,656,145)	(1,591,285)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,297,079	341,986
Restricted cash	(144,615)	(25,802)
Proceeds from repurchase agreements	63,074,773	11,092,883
Principal repayments of repurchase agreements	(55,606,134)	(9,889,889)
Proceeds from TALF financing	—	71,525
Principal payments of TALF financing	—	(146)
Payments of dividends and distributions	(174,045)	(45,480)

Net cash provided by financing activities	8,447,058	1,545,077

Net change in cash	(6,638)	(3,647)
Cash, beginning of period	63,552	24,041

Cash, end of period	56,914	20,394

Supplement disclosure of cash flow information
Interest paid	92,036	17,831

Non-cash investing and financing activities information

Net change in unrealized gain on available-for-sale securities and derivatives	(416,714)	3,834

Net change in investment in PPIP	(1,431)	384

Net change in restricted cash	(8,828)	—

Dividends and distributions declared not paid	43,708	27,473

Payable for mortgage-backed securities purchased	(204,317)	57,016

Repurchase agreements, not settled	368,547	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2011, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2011, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

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

During 2009 and 2011, the Company elected the fair value option for its investments in unconsolidated ventures. The Company has the one-time option to elect fair value for these financial assets on the election date. The changes in the fair value of these instruments are recorded in equity in earnings and fair value change in unconsolidated ventures in the consolidated statements of operations.

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

Investments in Unconsolidated Ventures

The Company has investments in unconsolidated ventures. In circumstances where the Company has a non-controlling interest but is deemed to be able to exert significant influence over the affairs of the enterprise the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

The Company elected the fair value option for its investments in unconsolidated ventures. The election for investments in unconsolidated ventures was made upon their initial recognition in the financial statements. The Company has elected the fair value option for the investments in unconsolidated ventures for the purpose of enhancing the transparency of its financial condition.

The Company measures the fair value of the investments in unconsolidated ventures on the basis of the net asset value per share of the investments as permitted in guidance effective for the interim and annual periods ended after December 15, 2009.

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

Share-Based Compensation

The Company has adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate the officers and employees of the Manager under this plan pursuant to the management agreement.

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

Dividend Reinvestment Plan

The Company has implemented a dividend reinvestment and stock purchase plan (the “Plan”). Under the terms of the Plan, shareholders who participate in the Plan may purchase shares of common stock directly from the Company. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of stock.

Reclassifications

The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at September 30, 2011 and December 31, 2010.

September 30, 2011

	00,000,000,	00,000,000,	00,000,000,	00,000,000,	00,000,000,	00,000,000,	00,000,000,
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,360,188	128,782	2,488,970	43,399	2,532,369	4.33%	3.13%
30 year fixed-rate	5,701,102	400,866	6,101,968	110,900	6,212,868	5.17%	3.94%
ARM	92,785	1,850	94,635	2,087	96,722	3.53%	3.14%
Hybrid ARM	1,267,544	28,045	1,295,589	23,359	1,318,948	3.31%	2.81%

Total Agency	9,421,619	559,543	9,981,162	179,745	10,160,907	4.69%	3.59%

MBS-CMO	629,502	(487,871)	141,631	1,769	143,400	3.30%	6.24%
Non-Agency RMBS(3)	3,061,712	(316,705)	2,745,007	(79,399)	2,665,608	5.84%	6.39%
CMBS	1,492,384	(21,422)	1,470,962	(103,926)	1,367,036	5.48%	5.66%

Total	14,605,217	(266,455)	14,338,762	(1,811)	14,336,951	4.70%	4.11%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The non-Agency RMBS held by the Company is 84.3% fixed rate and 15.7% floating rate, based on fair value.

December 31, 2010

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%

Total Agency	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency RMBS:(3)	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%

Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The non-Agency RMBS held by the Company is 75.8% fixed rate and 24.2% floating rate, based on fair value.

The components of the carrying value of the Company’s investment portfolio at September 30, 2011 and December 31, 2010 are presented below.

$ in thousands	September 30, 2011	December 31, 2010
Principal balance	14,605,217	5,655,820
Unamortized premium	589,517	271,728
Unamortized discount	(855,972)	(380,482)
Gross unrealized gains	221,213	75,231
Gross unrealized losses	(223,024)	(43,964)

Fair value	14,336,951	5,578,333

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of September 30, 2011 and December 31, 2010:

$ in thousands	September 30, 2011	December 31, 2010
Less than one year	82,942	26,214
Greater than one year and less than five years	12,098,705	3,304,668
Greater than or equal to five years	2,155,304	2,247,451

Total	14,336,951	5,578,333

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, respectively:

	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
September 30, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	295,092	(1,179)	—	—	295,092	(1,179)
30 year fixed-rate	796,362	(5,540)	—	—	796,362	(5,540)
ARM	13,363	(85)	7,126	(198)	20,489	(283)
Hybrid ARM	50,825	(259)	—	—	50,825	(259)

Total Agency	1,155,642	(7,063)	7,126	(198)	1,162,768	(7,261)

MBS-CMO	42,091	(2,894)	—	—	42,091	(2,894)
Non-Agency RMBS	2,264,648	(89,337)	36,000	(5,879)	2,300,648	(95,216)
CMBS	1,083,808	(117,653)	—	—	1,083,808	(117,653)

Total	4,546,189	(216,947)	43,126	(6,077)	4,589,315	(223,024)

	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
December 31, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	1,039,444	(17,284)	—	—	1,039,444	(17,284)
30 year fixed-rate	802,118	(10,885)	—	—	802,118	(10,885)
ARM	14,911	(251)	7,601	(244)	22,512	(495)
Hybrid ARM	10,912	(17)	—	—	10,912	(17)

Total Agency	1,867,385	(28,437)	7,601	(244)	1,874,986	(28,681)

MBS-CMO	—	—	—	—	—	—
Non-Agency RMBS	370,839	(13,242)	—	—	370,839	(13,242)
CMBS	138,037	(2,041)	—	—	138,037	(2,041)

Total	2,376,261	(43,720)	7,601	(244)	2,383,862	(43,964)

Gross unrealized losses on the Company’s Agency RMBS were $7.3 million at September 30, 2011. Due to the inherent credit quality of Agency RMBS, the Company determined that at September 30, 2011, any unrealized losses on its Agency RMBS portfolio were temporary.

Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $215.8 million at September 30, 2011. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2011 and 2010.

$ in thousands	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	32,110	33,921	31,267	12,741
Unrealized gain (loss) on MBS	(33,921)	25,093	(33,078)	46,273

Balance at the end of period	(1,811)	59,014	(1,811)	59,014

During the three months ended September 30, 2011, the Company reclassified $3.1 million of net unrealized gains from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

During the nine months ended September 30, 2011, the Company reclassified $11.2 million of net unrealized gains from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

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

The following table presents the other-than-temporary impairments for the three and nine months ended September 30, 2011 and 2010.

$ in thousands	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Credit related other-than-temporary impairments included in earnings	—	124	—	510
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—	—	—

Total other-than-temporary impairment losses	—	124	—	510

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and nine months ended September 30, 2011 and 2010.

$ in thousands	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Cumulative credit loss amount at the beginning of the period	510	386	510	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	124	—	510

Cumulative credit loss amount at end of period	510	510	510	510

The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the three and nine months ended September 30, 2011 and 2010.

	00,000	00,000	00,000
For the three months ended September 30, 2011		Net (Premium
$ in thousands	Coupon Interest	Amortization)/Discount Accretion	Interest Income
Agency	102,444	(24,229)	78,215
Non-Agency	31,312	10,193	41,505
CMBS	18,634	(8)	18,626
Other	(55)	—	(55)

Total	152,335	(14,044)	138,291

	00,000	00,000	00,000
For the nine months ended September 30, 2011		Net (Premium
$ in thousands	Coupon Interest	Amortization)/Discount Accretion	Interest Income
Agency	232,756	(54,358)	178,398
Non-Agency	72,270	29,125	101,395
CMBS	36,012	38	36,050
Other	(35)	—	(35)

Total	341,003	(25,195)	315,808

	00,000	00,000	00,000
For the three months ended September 30, 2010		Net (Premium
$ in thousands	Coupon Interest	Amortization)/Discount Accretion	Interest Income
Agency	17,330	(4,304)	13,026
Non-Agency	11,868	8,637	20,505
CMBS	2,458	69	2,527
Other	9	—	9

Total	31,665	4,402	36,067

For the nine months ended September 30, 2010		Net (Premium
$ in thousands	Coupon Interest	Amortization)/Discount Accretion	Interest Income
Agency	41,328	(12,518)	28,810
Non-Agency	25,049	22,106	47,155
CMBS	7,059	239	7,298
Other	21	—	21

Total	73,457	9,827	83,284

Note 4 – Investments in Unconsolidated Ventures

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco PPIP Fund”) that receives financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco PPIP Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco PPIP Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco PPIP Fund and AIV. As of March 31, 2010, the Invesco PPIP Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco PPIP Fund in October 2009. The Company is committed to fund approximately $4.7 million in aggregate of additional capital at September 30, 2011 for the Invesco PPIP Fund and AIV. The Company realized approximately $823,000 and $6.4 million of equity in earnings for the three and nine months ended September 30, 2011 and $2.0 million and $3.8 million for the three and nine months ended September 30, 2010. The Company also realized $1.8 million and $3.7 million of unrealized loss from these investments for the three and nine months ended September 30, 2011, respectively, and $1.8 million and $2.1 million of unrealized appreciation for the three and nine months ended September 30, 2010, respectively.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the Invesco PPIP Fund and AIV are allocated in accordance with the terms of the entities’ limited partnership agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investment in both unconsolidated ventures. The fair value measurement for the investment in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $40 million of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”), a limited partnership managed by AIV. IMRF acquired the mortgage portfolio on the same day. The Company has fully funded its commitment to IMRF. The Company recognized no income or loss in respect of its ownership interests in IMRF for the three months ended September 30, 2011.

The Company’s non-controlling, unconsolidated ownership interest in IMRF is accounted for under the equity method. Capital contributions, distributions, profits and losses of IMRF are allocated in accordance with the terms of the entity’s operating agreement. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the agreement. The Company has made the fair value election for its investment in IMRF. The fair value measurement for the investment in unconsolidated limited liability companies is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.60% and 0.57% at September 30, 2011 and December 31, 2010, respectively. During the second quarter of 2010, the Company entered into a repurchase agreement with a one year maturity. The facility was subsequently amended and expires in April 2012. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2011 and December 31, 2010:

$ in thousands	September 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	9,044,073	0.29%	3,483,440	0.33%
Non-Agency RBS	2,114,019	1.51%	459,979	1.76%
CMBS	1,023,753	1.44%	401,240	1.30%

Total	12,181,845	0.60%	4,344,659	0.57%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at September 30, 2011.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2011 and December 31, 2010:

	0,000,0000000	0,000,0000000	0,000,0000000
September 30, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,890,903	15.6%	2,150,849
Nomura Securities International, Inc.	1,053,730	8.8%	1,121,073
South Street Securities LLC	806,376	6.6%	843,063
Morgan Stanley & Co. Incorporated	770,108	6.3%	817,329
JP Morgan Securities Inc.	717,926	5.9%	806,086
RBS Securities Inc.	716,336	5.9%	806,244
Goldman, Sachs & Co.	661,223	5.4%	703,328
Wells Fargo Securities, LLC	622,058	5.1%	679,397
Industrial and Commercial Bank of China Financial Services LLC	562,799	4.6%	592,198
Mitsubishi UFJ Securities (USA), Inc.	550,717	4.5%	578,523
Deutsche Bank Securities Inc.	527,256	4.3%	570,577
Barclays Capital Inc.	521,437	4.3%	583,016
BNP Paribas Securities Corp.	453,996	3.7%	481,039
Banc of America Securities LLC	395,888	3.2%	429,473
CitiGroup Global Markets Inc.	379,069	3.1%	414,258
Royal Bank of Canada	345,173	2.8%	367,478
UBS Securities Inc.	295,987	2.4%	311,443
Guggenheim Liquidity Services, LLC	240,085	2.0%	252,820
Mizuho Securities USA Inc.	172,289	1.4%	189,794
ING Financial Market LLC	161,437	1.3%	165,683
Jefferies & Company, Inc	129,899	1.1%	138,011
Daiwa Capital Markets America Inc	116,077	1.0%	122,061
Cantor Fitzgerald & Co.	91,076	0.7%	94,932

Total	12,181,845	100.0%	13,218,675

	0,000,0000000	0,000,0000000	0,000,0000000
December 31, 2010 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	974,369	22.4%	1,072,719
Wells Fargo Securities, LLC	614,365	14.1%	710,529
Morgan Stanley & Co. Incorporated	468,748	10.8%	511,022
Deutsche Bank Securities Inc.	463,087	10.7%	493,533
Barclays Capital Inc.	287,469	6.6%	322,035
Goldman, Sachs & Co.	273,369	6.4%	291,512
Mitsubishi UFJ Securities (USA), Inc.	261,594	6.0%	273,131
BNP Paribas Securities Corp.	228,566	5.3%	239,218
JP Morgan Securities Inc.	227,261	5.2%	255,403
RBS Securities Inc.	210,332	4.8%	241,331
Banc of America Securities LLC	200,081	4.6%	220,018
Nomura Securities International, Inc.	135,418	3.1%	144,586

Total	4,344,659	100.0%	4,775,037

Company MBS held by counterparties as security for repurchase agreements was $13.2 billion and $4.8 billion at September 30, 2011 and December 31, 2010, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 109% and 110% respectively. The decline in the collateral ratio was due to the change in asset mix as the Company had a higher percentage of credit assets that generally have lower advance rates.

Cash collateral held by the counterparties at September 30, 2011 and December 31, 2010 was $215.1 million and $81.3 million, respectively. In addition, cash collateral held by the Company at September 30, 2011 and December 31, 2010 was approximately $18.4 million and $11.1 million, respectively.

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

At September 30, 2011 and December 31, 2010, the open CDS sold by the Company is summarized as follows:

$ in thousand	September 30, 2011	December 31, 2010
Fair value amount	1,580	—
Notional amount	120,647	149,964
Maximum potential amount of future undiscounted payments	90,486	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	18,531	—

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2011, the Company recorded $453,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements. For the three months ended September 30, 2010, the Company recorded $9,000 of unrealized swap losses in earnings.

During the nine months ended September 30, 2011, the Company recorded $655,000 of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements. For the nine months ended September 30, 2010, the Company recorded $44,000 of unrealized swap losses in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $128.2 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 116 months.

As of September 30, 2011, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%

Total	6,925,000		2.29%

At September 30, 2011, the Company’s counterparties held approximately $20.9 million of cash margin deposits and approximately $446.7 million in Agency RMBS as collateral against its swap contracts. The cash is classified as restricted cash and the Agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

$ in thousands
Asset Derivatives				Liability Derivatives
As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	33,255	Interest rate swap liability	388,886	Interest rate swap liability	37,850

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2011 and 2010.

Three months ended September 30, 2011

	00,000	00,000	00,000	00,000	00,000
$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	301,503	Interest Expense	34,753	Other Expense	453

Nine months ended September 30, 2011

	00,000	00,000	00,000	00,000	00,000
$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	450,545	Interest Expense	66,909	Other Expense	655

Three months ended September 30, 2010

	00,000	00,000	00,000	00,000	00,000
$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	19,663	Interest Expense	4,702	Other Expense	9

Nine months ended September 30, 2010

	000,000,00000	000,000,00000	000,000,00000	000,000,00000	000,000,00000
$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	52,010	Interest Expense	9,572	Other Expense	44

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of gain recognized in income on derivative	Three months ended September 30, 2011	Three months ended September 30, 2010
CDS Contract	Realized and unrealized credit default swap income	(105)	—

		Amount of gain recognized in income on derivative
Derivative not designated as hedging instrument	Location of gain recognized in income on derivative	Nine months ended September 30, 2011	Nine months ended September 30, 2010
CDS Contract	Realized and unrealized credit default swap income	1,580	—

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

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $393.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $20.9 million of cash and $446.7 million of Agency RMBS. If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value. The Company was in compliance with all of the financial provisions of these agreements through September 30, 2011.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at September 30, 2011 and December 31, 2010 are summarized below:

	00,000,000,0	00,000,000,0	00,000,000,0	00,000,000,0
	September 30, 2011 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	14,336,951	—	14,336,951
Investments in unconsolidated ventures	—	—	110,907	110,907
Derivatives	—	—	1,580	1,580

Total	—	14,336,951	112,487	14,449,438

Liabilities
Derivatives	—	388,886	—	388,886

Total	—	388,886	—	388,886

	00,000,000,0	00,000,000,0	00,000,000,0	00,000,000,0
	December 31, 2010 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	5,578,333	—	5,578,333
Investments in unconsolidated ventures	—	—	54,725	54,725
Derivatives	—	33,255	—	33,255

Total	—	5,611,588	54,725	5,666,313

Liabilities
Derivatives	—	37,850	—	37,850

Total	—	37,850	—	37,850

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2011	December 31, 2010
Beginning balance	54,725	4,128
Purchases	74,366	56,357
Sales and settlements	(20,922)	(14,036)
Total net gains / (losses) included in net income
Realized gains/(losses), net	6,424	4,780
Unrealized gains/(losses), net	(3,686)	3,496
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	110,907	54,725

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At September 30, 2011 the repurchase agreements had a fair value of $12.2 billion and a carrying value of $12.2 billion. At December 31, 2010 the repurchase agreements had a fair value of $4.3 billion and a carrying value of $4.3 billion.

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

For the three months ended September 30, 2011 and 2010, the Company incurred management fees of approximately $7.9 million and $2.0 million, respectively of which approximately $7.9 million and $2.0 million, respectively, was accrued but had not been paid.

For the nine months ended September 30, 2011 and 2010, the Company incurred management fees of approximately $17.6 million and $5.1 million, respectively.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including certain salary expenses and other expenses related to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Company incurred costs, originally paid by Invesco, of approximately $1.6 million and $4.3 million for the three and nine months ended September 30, 2011, compared to approximately $629,000 and $2.7 million for the three and nine months ended September 30, 2010. Approximately $1.3 million and $3.5 million was expensed for the three and nine months ended September 30, 2011, compared to $558,000 and $1.8 million for the three and nine months ended September 30, 2010. Approximately $285,000 and $810,000 was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2011, compared to $70,000 and $926,000 for the three and nine months ended September 30, 2010.

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

Public Offerings

During the quarter ended September 30, 2011, the Company issued 1,389,200 shares of common stock at an average price of $18.90 under the Company’s Direct Stock Purchase Plan (“DSPP”) with total proceeds to the Company of approximately $26.1 million, net of issuance costs.

On August 23, 2011, the Company completed a follow-on public offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to the Company were $362.2 million, net of issuance costs of approximately $5.2 million.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 and approximately $19,000 for the three months ended September 30, 2011 and 2010, respectively. The Company recognized compensation expense of approximately $105,000 and approximately $71,000 for the nine months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011 and 2010, the Company issued 1,722 and 915 shares, respectively, of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2011 and 2010, the Company issued 4,617 and 2,670 shares, respectively, of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

Compensation related to stock awards to officers and employees of the Manager are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned. The Company recognized compensation expense of approximately $8,000 for the three months ended September 30, 2011 related to awards to officers and employees of the Manager. The Company recognized compensation expense of approximately $44,000 for the nine months ended September 30, 2011 related to awards to officers and employees of the Manager.

Dividends

On September 8, 2011, the Company declared a dividend of $0.80 per share of common stock. The dividend was paid on October 27, 2011 to shareholders of record as of the close of business on September 19, 2011.

Note 10 – Earnings per Share

Earnings per share for the three and nine months ended September 30, 2011 and 2010 is computed as follows:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	81,084	26,186	206,330	58,985
Effect of dilutive securities:
Income allocated to non-controlling interest	1,091	1,433	3,948	3,860

Dilutive net income available to shareholders	82,175	27,619	210,278	62,845

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	103,028	26,047	76,311	21,552
Effect of dilutive securities:
Restricted Stock Awards	19	6	14	4
OP Units	1,425	1,425	1,425	1,425

Dilutive Shares	104,472	27,478	77,750	22,981

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2011 and 2010, non-controlling interest related to the outstanding 1,425,000 OP units represented a 1.2% and 5.2% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2011 and 2010 was approximately $1.1 million and $1.4 million, respectively. Income allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2011 and 2010 was approximately $3.9 million and $3.9 million, respectively. For the three months ended September 30, 2011 and 2010, distributions paid to the non-controlling interest were $1.4 million and $1.1 million, respectively. For the nine months ended September 30, 2011 and 2010, distributions paid to the non-controlling interest were $4.2 million and $3.7 million, respectively. As of September 30, 2011 and 2010, distributions payable to the non-controlling interest were approximately $1.1 million and $1.4 million, respectively.

Note 12 – Subsequent Events

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

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our most recent Form 10-K and subsequent Forms 10-Q, which are available on the SEC’s website at www.sec.gov.

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

Recent Developments

During the quarter ended September 30, 2011, we issued 1,389,200 shares of common stock at an average price of $18.90 under the Company’s Direct Stock Purchase Plan with total proceeds to us of approximately $26.1 million, net of issuance costs.

On September 8, 2011, we declared a dividend of $0.80 per share of common stock. The dividend was paid on October 27, 2011 to shareholders of record as of the close of business on September 19, 2011.

On August 23, 2011, we completed a follow-on public offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to us were approximately $362.2 million, net of issuance costs of approximately $5.2 million.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. It remains unclear when the economy will fully recover. Further volatility and deterioration in the residential and commercial mortgage markets could adversely impact the performance and market value of our target assets and interest rate swaps.

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

The Federal Housing Finance Agency (“FHFA”) and the Department of the Treasury introduced the Home Affordable Refinance Program (“HARP”) in early 2009. HARP provides borrowers, who may not otherwise qualify for refinancing because of declining home values or reduced access to mortgage insurance, the ability to refinance their mortgages into a lower interest rate and/or more stable mortgage product. On October 24, 2011, the FHFA announced a series of changes to the rules regarding the HARP with intent of increasing the number of borrowers eligible to refinance their mortgage under this program. While final guidance is not due until November 15, 2011, the FHFA announced the changes to the guidelines, related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for the HARP until December 31, 2013. It does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009. We do not expect the current HARP or future modifications to have a material impact on our results of operations in future periods.

Investment Activities

As of September 30, 2011, 50.8% of our equity was invested in Agency RMBS, 29.9% in non-Agency RMBS, 13.6% in CMBS, and 5.7% in the Invesco PPIP Fund and other investments in unconsolidated ventures. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of September 30, 2011, we had approximately $6.2 billion in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $2.5 billion in 15-year fixed rate securities, approximately $1.3 billion in hybrid adjustable-rate mortgages (“ARMs”) and approximately $96.7 million in ARMs we believe to have similar durations based on prepayment speeds. As of September 30, 2011, we had purchased approximately $2.2 billion non-Agency RMBS fixed rate mortgages and $418.3 million non-Agency RMBS ARMs.

Initially, we focused on CMBS that could be financed under the TALF. In November 2010, the Company exercised its right to prepay the TALF loans secured by CMBS. The purpose for the prepayment was to obtain lower borrowing costs. The Company obtained additional advances under existing repurchase agreement financing arrangements. As of September 30, 2011, we owned approximately $1.4 billion in CMBS and financed $1.0 billion in repurchase agreements. In addition, as of September 30, 2011, we had purchased approximately $143.4 million in CMOs.

During the three months ended September 30, 2011, we purchased approximately $3.5 billion of mortgage-backed securities. The average yield on these purchases as of September 30, 2011 is 4.40%.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of September 30, 2011:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,360,188	128,782	2,488,970	43,399	2,532,369	4.33%	3.13%
30 year fixed-rate	5,701,102	400,866	6,101,968	110,900	6,212,868	5.17%	3.94%
ARM	92,785	1,850	94,635	2,087	96,722	3.53%	3.14%
Hybrid ARM	1,267,544	28,045	1,295,589	23,359	1,318,948	3.31%	2.81%

Total Agency	9,421,619	559,543	9,981,162	179,745	10,160,907	4.69%	3.59%

MBS-CMO	629,502	(487,871)	141,631	1,769	143,400	3.30%	6.24%
Non-Agency RMBS(3)	3,061,712	(316,705)	2,745,007	(79,399)	2,665,608	5.84%	6.39%
CMBS	1,492,384	(21,422)	1,470,962	(103,926)	1,367,036	5.48%	5.66%

Total	14,605,217	(266,455)	14,338,762	(1,811)	14,336,951	4.70%	4.11%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The non-Agency RMBS held by the Company is 84.3% fixed rate and 15.7% floating rate, based on fair value.

The following table summarizes certain characteristics of our investment portfolio, at fair value, according to their estimated weighted average life classifications as of September 30, 2011:

$ in thousands	September 30, 2011
Less than one year	82,942
Greater than one year and less than five years	12,098,705
Greater than or equal to five years	2,155,304

Total	14,336,951

The following table presents certain information about the carrying value of our available for sale MBS at September 30, 2011:

$ in thousands	September 30, 2011
Principal balance	14,605,217
Unamortized premium	589,517
Unamortized discount	(855,972)
Gross unrealized gains	221,213
Gross unrealized losses	(223,024)

Fair value	14,336,951

The following table summarizes our non-Agency RMBS portfolio by asset type as of September 30, 2011 and June 30, 2011, respectively:

$ in thousands	September 30, 2011	% of Non-Agency	June 30, 2011	% of Non-Agency
Re-REMIC Senior	1,640,916	61.6%	1,074,303	46.3%
Prime	708,575	26.6%	820,792	35.4%
Alt-A	304,551	11.4%	412,640	17.8%
Subprime	11,566	0.4%	12,686	0.5%

Total Non-Agency	2,665,608	100.0%	2,320,421	100.0%

A re-securitization of a real estate mortgage investment conduit (“re-REMIC”) is a re-securitization of an existing bond or bonds in which the bonds are transferred to a securitization trust. These transactions will create a subordinated interest in the underlying bond which will absorb any losses prior to the senior tranche.

Prime mortgage loans are mortgage loans that generally require borrower credit histories, debt-to-income ratios and loan-to-value ratios similar to those dictated by U.S. government agency underwriting guidelines, though in certain cases they may not meet the same income documentation or other requirements.

Alt-A mortgage loans are mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to U.S. government agency underwriting guidelines, but whose borrower characteristics may conform. Generally, Alt-A mortgage loans allow homeowners to qualify for a mortgage loan with reduced or alternative forms of documentation. The credit quality of Alt-A borrowers generally exceeds the credit quality of subprime borrowers.

Subprime mortgage loans are loans that do not conform to U.S. government agency underwriting guidelines. Subprime borrowers generally have imperfect or impaired credit histories and/or low credit scores.

During the third quarter of 2011, the Company increased the portfolio of non-Agency RMBS by $345.2 million and adjusted its non-Agency RMBS asset allocation. With the completion of the August follow-on offering, the Company increased the percentage of its non-Agency RMBS portfolio allocated to re-REMIC Senior RMBS to 61.6% from 46.3% for the three months ended September 30, 2011 and June 30, 2011, respectively.

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of September 30, 2011, we had entered into repurchase agreements totalling $12.2 billion. We also committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of September 30, 2011, approximately $95.3 million of our commitment to the Invesco PPIP Fund has been called. In addition, we committed to invest up to $40.0 million in IMRF Loan Portfolio Member LLC. As of September 30, 2011, our commitment was fully funded.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of September 30, 2011 and December 31, 2010, the Company had investment related payables of $640.8 million and $372.3 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in mortgage-backed security purchases and unsettled repurchase agreements at quarter end related to our follow-on common stock issuance on August 23, 2011.

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

As of September 30, 2011, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion of borrowings under our repurchase agreements as of September 30, 2011. We intend to continue to add interest rate hedge positions according to our hedging strategy.

The following table summarizes our hedging activity as of September 30, 2011:

Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%

Total	6,925,000		2.29%

Approximately $500.0 million of the total $6.9 billion of the swap notional amount on September 30, 2011 were forward-starting interest rate swaps with effective dates beyond September 30, 2011.

With the recent Federal Reserve action to contain short-term rates low through 2013, we have added duration assets from the August 2011 follow-on public offering and have not added any additional interest rate swaps. At September 30, 2011, the average maturity of our interest rate swaps is 4.7 years compared to 4.9 years at June 30, 2011.

Credit Default Swap Agreement

We entered into a credit default swap (“CDS”) on December 31, 2010 with a $150.0 million notional balance and a fair value of $0. Under this CDS, we sold protection (and receive premium payments of 3% on the outstanding notional amount) on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. The CDS is not designated as a hedging instrument therefore the unrealized loss of $105,000 and an unrealized gain of $1.6 million is included in the gain on credit default swap in the statement of operations for the three and nine months ended September 30, 2011, respectively.

At September 30, 2011, the open CDS sold by us is summarized as follows:

$ in thousand	September 30, 2011	December 31, 2010
Fair value amount	1,580	—
Notional amount	120,647	149,964
Maximum potential amount of future undiscounted payments	90,486	112,500
Recourse provisions with third parties	—	—
Collateral held by counterparty	18,531	—

Book Value per Share

Our book value per share was $16.47 and $20.49 as of September 30, 2011 and December 31, 2010, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The decline in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that is recorded in Other Comprehensive Income (Loss) on our balance sheet. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2011 and 2010.

	Three Months ended September 30,		Nine Months ended September 30,
$ in thousands, except per share data	2011	2010	2011	2010

Revenues
Interest income	138,291	36,067	315,808	83,284
Interest expense	50,452	8,873	100,237	18,904

Net interest income	87,839	27,194	215,571	64,380

Other income	3,049	3,349	15,174	6,398

Expenses
Management fee – related party	7,884	2,039	17,612	5,094
General and administrative	829	885	2,855	2,839

Total expenses	8,713	2,924	20,467	7,933

Net income	82,175	27,619	210,278	62,845

Net income attributable to non-controlling interest	1,091	1,433	3,948	3,860

Net income attributable to common shareholders	81,084	26,186	206,330	58,985

	000,000	000,000	000,000	000,000
Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.79	1.01	2.70	2.74

Dividends declared per common share	0.80	1.00	2.77	2.52

Weighted average number of shares of common stock:
Basic	103,028	26,047	76,311	21,552

Diluted	104,472	27,478	77,750	22,981

The table below presents certain information for our portfolio for the three and nine month periods ending September 30, 2011 and 2010.

Three Months ended	Nine Months ended
September 30,	September 30,
$ in thousands	2011	2010	2011	2010
Average Balances*:
Agency RMBS:
15 year fixed-rate, at fair value (Including CMOs)	2,483,276	683,692	2,185,511	522,204
30 year fixed-rate, at fair value	5,594,412	701,684	4,025,616	544,444
ARM, at fair value	111,690	8,280	81,816	8,911
Hybrid ARM, at fair value	1,315,546	42,644	901,972	96,340
Non-Agency RMBS, at fair value	2,505,260	732,920	1,893,772	557,729
CMBS, at fair value	1,314,045	211,815	904,505	200,931

Average MBS portfolio	13,324,229	2,381,035	9,993,192	1,930,559

Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate, (Including CMOs)	2.86%	3.18%	3.08%	3.18%
30 year fixed-rate	3.66%	4.17%	3.59%	3.82%
ARM	3.11%	2.56%	3.01%	2.45%
Hybrid ARM	2.57%	2.04%	2.60%	0.84%
Non-Agency RMBS	6.63%	11.19%	7.14%	11.27%
CMBS	5.67%	4.77%	5.31%	4.84%
Average MBS portfolio	4.15%	6.06%	4.21%	5.75%

Average Borrowings*:
Agency RMBS	8,399,111	1,295,270	6,468,159	1,067,201
Non-Agency RMBS	1,998,255	409,786	1,383,534	276,797
CMBS	1,069,243	157,870	737,356	154,112

Total borrowed funds	11,466,609	1,862,926	8,589,049	1,498,110

Average Cost of Funds (2):
Agency RMBS	0.25%	0.30%	0.25%	0.26%
Non-Agency RMBS	1.39%	1.76%	1.37%	1.60%
CMBS	1.35%	3.52%	1.28%	3.38%
Unhedged cost of funds	0.55%	0.90%	0.52%	0.83%
Hedged cost of funds	1.76%	1.91%	1.56%	1.68%

Average Equity (3):	1,847,320	560,437	1,526,080	478,853
Average debt/equity ratio (average during period)	6.21	x	3.32	x	5.63	x	3.13	x
Debt/equity ratio (as of period end)	6.33	x	3.41	x	6.33	x	3.41	x

*	Average amounts for each period are based on weighted month end balances, all percentages are annualized.
(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the investment balance at fair value.
(2)	Average cost of funds is calculated by dividing interest expense, by our average borrowings.
(3)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the three months ended September 30, 2011, our net income was $82.2 million or $0.79 basic and diluted income per weighted average share available to common shareholders compared to $27.6 million or $1.01 basic and diluted income per weighted average share available to common shareholders for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, our net income was $210.3 million or $2.70 basic and diluted income per weighted average share available to common shareholders compared to $62.8 million or $2.74 basic and diluted income per weighted average share available to common shareholders for the nine months ended September 30, 2010.

The increase to net income for the three and nine month periods is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock offerings. The average MBS portfolio increased approximately $10.9 million and $8.1 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Since September 30, 2010, we completed five follow-on common stock offerings raising approximately $1.8 billion in equity.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $13.3 billion and $2.4 billion and earned interest income of $138.3 million and $36.1 million for the three months ended September 30, 2011 and 2010, respectively. The yield on our average investment portfolio was 4.15% and 6.06% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

We had average earning assets of $10.0 billion and $1.9 billion and earned interest income of $315.8 million and $83.3 million for the nine months ended September 30, 2011 and 2010, respectively. The yield on our average investment portfolio was 4.21% and 5.75% for the respective periods. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 8.7 and 8.1 for the three months ended September 30, 2011 and June 30, 2011, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	September 30, 2011		June 30, 2011
	Company	Cohort	Company	Cohort

15 year Agency RMBS	9.1	20.5	7.7	12.8
30 year Agency RMBS	9.8	16.2	9.2	13.0
Agency Hybrid ARM RMBS	14.9	NA	5.6	N/A
Non-Agency RMBS	8.1	NA	11.5	N/A

Overall	8.7	NA	8.1	N/A

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $11.5 billion and $1.9 billion and total interest expense of $50.5 million and $8.9 million for the three months ended September 30, 2011 and 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio.

We had average borrowed funds of $8.6 billion and $1.5 billion and total interest expense of $100.2 million and $18.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

Our average cost of funds was 1.76% and 1.91% for the three months ended September 30, 2011 and 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.

Our average cost of funds was 1.56% and 1.68% for the nine months ended September 30, 2011 and 2010, respectively. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $87.8 million and $27.2 million for the three months ended September 30, 2011 and 2010, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.39% and 4.15% for the three months ended September 30, 2011 and 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix and the impact of additional cost of funds related to our interest rate hedges.

Our net interest income totaled $215.6 million and $64.4 million for the nine months ended September 30, 2011 and 2010, respectively. Our net interest rate margin was 2.65% and 4.07% for the nine months ended September 30, 2011 and 2010, respectively. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.

Other Income

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $3.6 million and a net loss of $311,000 for the three month periods ended September 30, 2011 and 2010, respectively.

As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $8.4 million and $1.1 million for the nine month periods ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011 and 2010, we recognized equity in earnings of approximately $823,000 and $2.0 million, respectively, and unrealized loss on the change in fair value of our investment in the Invesco PPIP Fund of approximately $1.8 million and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $1.8 million, respectively. The net decrease in equity in earnings is attributed to a reduction to the underlying investments through dispositions by the PPIP Fund, and the net unrealized loss on the change in fair value was primarily the result of a decrease in the fair value of the remaining underlying investments held by the PPIP Fund.

For the nine months ended September 30, 2011 and 2010, we recognized equity in earnings of approximately $6.4 million and $3.8 million, respectively, and unrealized loss on the change in fair value of our investment in the Invesco PPIP Fund of approximately $3.7 million and unrealized income on the change in fair value of our investment in the Invesco PPIP Fund of approximately $2.1 million, respectively. The net earnings from the unconsolidated limited partnership were primarily the result of a gain realized offset by a decrease in the fair value of the PPIP Fund.

For the three months ended September 30, 2011 we recognized income of $858,000 on our investment in a CDS of which $105,000 is an unrealized loss based on change in the fair market value of the CDS and $1.0 million represents premium payments we receive for providing protection.

For the nine months ended September 30, 2011 we recognized income of $4.6 million on our investment in a CDS of which $1.6 million is an unrealized gain based on change in the fair market value of the CDS and $3.0 million represents premium payments we receive for providing protection.

Expenses

We incurred management fees of $7.9 million and $2.0 million for the three months ended September 30, 2011, and 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2010 and 2011. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

We incurred management fees of $17.6 million and $5.1 million for the nine months ended September 30, 2011, and 2010, respectively, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2010 and 2011. This management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

Our general and administrative expenses include the estimated salary and bonus of our Controller, amortization of equity based compensation related to anticipated quarterly grants of our stock to our independent directors, payable subsequent to each calendar quarter, cash-based payments to our independent directors, derivative transaction fees, filing fees, and other miscellaneous general and administrative costs. These costs are generally fixed in nature and are generally not dependent on the size of the Company.

Our general and administrative expenses were approximately $829,000 and $885,000 for the three months ended September 30, 2011 and 2010, respectively.

Our general and administrative expenses were approximately $2.9 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Net Income and Return on Average Equity

Our net income was $82.2 million and $27.6 million for the three months ended September 30, 2011 and 2010, respectively. Our annualized return on average equity was 17.79% and 19.71% for the three months ended September 30, 2011 and 2010, respectively. The increase in net income was primarily the result of an increase in our net interest income following our portfolio growth. The decrease in return on average equity was primarily the result of a decrease in asset yields of our investment portfolio.

Our net income was $210.3 million and $62.8 million for the nine months ended September 30, 2011 and 2010, respectively. Our annualized return on average equity was 18.37% and 17.50% for the nine months ended September 30, 2011 and 2010, respectively. The increase in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth.

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

We held cash and cash equivalents of approximately $56.9 million and $20.4 million at September 30, 2011 and 2010, respectively. Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $202.4 million and $42.6 million for the nine month periods ended September 30, 2011 and 2010, respectively. The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in average interest earning assets of $10.0 billion in investments at September 30, 2011 as compared to $1.9 billion at September 30, 2010.

Our investing activities used net cash of $8.7 billion and $1.6 billion for the nine month periods ended September 30, 2011 and 2010, respectively. During the nine month period ended September 30, 2011 we utilized cash to purchase $10.7 billion in securities which were offset by proceeds from asset sales of $1.2 billion and principal payments of $936.4 million. During the nine month period ended September 30, 2010 we utilized cash to purchase $2.0 billion in securities and sold $216.1 million and received principal payments of $265.9 million. The increase in principal payments resulted from the larger portfolio at September 30, 2011 as compared to 2010.

Our financing activities for the nine months ended September 30, 2011 consisted of net proceeds from our March, June and August 2011 follow-on public offerings in which we raised approximately $1.3 billion and from our repurchase agreements.

Our financing activities for the nine months ended September 30, 2010 consisted of net proceeds from our January and May 2010 follow-on public offerings in which we raised approximately $342.0 million and from our repurchase agreements.

The table below shows the allocation of our equity and debt-to-equity ratio as of September 30, 2011. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total

Borrowings	9,044,073	2,114,019	1,023,753	—	12,181,845
Equity allocation	976,692	574,549	261,635	110,907	1,923,783
Debt / Equity Ratio	9.3	3.7	3.9	—	6.3
% of Total Equity	50.8%	29.9%	13.6%	5.7%	100.0%

We enter into repurchase agreements with various counterparties to fund our purchases of MBS. The following table summarizes our total borrowings by type of investment as of September 30, 2011 and December 31, 2010:

$ in thousands	September 30, 2011		December 31, 2010
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	9,044,073	0.29%	3,483,440	0.33%
Non-Agency RBS	2,114,019	1.51%	459,979	1.76%
CMBS	1,023,753	1.44%	401,240	1.30%

Total	12,181,845	0.60%	4,344,659	0.57%

As of September 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.78% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 19.20% and under our repurchase agreements for CMBS was approximately 18.97%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 7%, for non-Agency RMBS range from a low of 10% to a high of 40% and for CMBS range from a low of 12% to a high of 30%. Our hedged cost of funds was approximately 1.56% and 0.89% as of September 30, 2011 and December 31, 2010, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.]

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

Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan (the “DRIP”), pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock. Under the terms of the DRIP, shareholders who participate in the DRIP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRIP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. During the nine months ended September 30, 2011, we issued a total of 6,201 common shares pursuant to the plan.

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

Contractual Commitments

As of September 30, 2011, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,181,845	12,181,845	—	—	—
Invesco PPIP Fund investment	4,675	—	4,675	—	—

Total contractual obligations	12,186,520	12,181,845	4,675	—	—

As of September 30, 2011, we have approximately $6.7 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of September 30, 2011 and 2010, approximately $95.3 million and $55.0 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into on December 31, 2010 with a $150.0 million notional balance where we sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fixed rate fee of 3%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We posted cash collateral to secure potential loss payments of $18.5 million as of September 30, 2011 compared to $19.8 million as of June 30, 2011. The notional amount of the CDS at September 30, 2011 is $120.6 million compared to $128.8 million at June 30, 2011, and we estimate the fair market value of the CDS is approximately $1.6 million at September 30, 2011 compared to $1.7 million at June 30, 2011. As of September 30, 2011, we have not made any payments related to the CDS contract.

Shareholders’ Equity

During the quarter ended September 30, 2011, we issued 1,389,200 shares of common stock at an average price of $18.90 under the DSPP with total proceeds to us of approximately $26.1 million, net of issuance costs.

On August 23, 2011, we completed a follow-on public offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to us were approximately $362.2 million, net of issuance costs of approximately $5.2 million.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended September 30, 2011 and 2010, net unrealized loss included in shareholders’ equity was $300.7 million and a net unrealized gain included in shareholders’ equity was $10.1 million, respectively.

For the nine months ended September 30, 2011 and 2010, net unrealized loss included in shareholders’ equity was $416.7 million and a net unrealized gain included in shareholders’ equity was $3.8 million, respectively.

The increase in net unrealized losses is primarily attributable to changes in the market values of our cash flow hedges that qualify for hedge accounting. Refer to Note 3 – “Mortgage-Backed Securities” and Note 6 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended September 30, 2011 and 2010, we recognized compensation expense of approximately $38,000 and $19,000 and issued 1,722 and 915 shares, respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the nine months ended September 30, 2011 and 2010, we recognized compensation expense of approximately $105,000 and $71,000 and issued 4,617 and 2,670 shares, respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the NYSE on the actual date of grant.

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

On September 8, 2011, we declared a dividend of $0.80 per share of common stock. The dividend was paid on October 27, 2011 to shareholders of record as of the close of business on September 19, 2011.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended September 30, 2011. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2011. Consequently, we met the REIT income and asset test as of September 30, 2011. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income as of September 30, 2011. Therefore, as of September 30, 2011, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our operating partnership nor the subsidiaries of our operating partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our operating partnership and the operating partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the operating partnership may own, may not have a combined value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, we believe neither the company nor the operating partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the operating partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2011, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	9.70%	(0.73)%
+0.50%	15.79%	(0.23)%
-0.50%	(20.09)%	(0.17)%
-1.00%	(38.69)%	(0.66)%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, we were not involved in any such legal proceedings.

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

Maintenance of our 1940 Act exemption imposes limits on our operations; Failure to maintain an exemption could have a material negative impact on our operations.

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

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) and Rule 3a-7 of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we, the operating partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

November 4, 2011	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 4, 2011	By:	/s/ Donald R. Ramon
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