Form 10-K
period 2011-12-31
Invesco Mortgage Capital Inc.
filed 2012-02-29
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,962,351,679 based on the closing sales price on the New York Stock Exchange on June 30, 2011

As of February 29, 2012, there were 115,399,742 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

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

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. government Agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

PART I

Item 1. Business.

Our Company

We are a Maryland Corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans, which we collectively refer to as our target assets. Our objective is to provide risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we selectively acquire our target assets to construct a diversified investment portfolio designed to produce returns across a variety of market conditions and economic cycles.

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

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. Our manager, Invesco Advisors Inc. (our “Manager”) has secured commitments for the Company with a number of repurchase agreement counterparties. The Company also finances its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco Mortgage Recovery Feeder Fund (“Invesco IMRF Fund”) that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager as part of the Public-Private Investment Program (“PPIP”) created by the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve. See “Our Manager”. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act.

Public Offerings

On March 25, 2011, the Company completed a follow-on common stock offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to the Company were $460.1 million, net of issuance costs of approximately $317,000.

On June 23, 2011, the Company completed a follow-on common stock offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to the Company were $388.8 million, net of issuance costs of approximately $5.1 million.

On August 23, 2011, the Company completed a follow-on common stock offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to the Company were $362.3 million, net of issuance costs of approximately $5.1 million.

During the year ended December 31, 2011, the Company issued 4,121,638 shares of common stock at an average price of $20.93 under the share repurchase feature of the Company’s Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds to the Company of approximately $85.8 million, net of issuance costs.

Our Manager

We are externally managed and advised by our Manager, an SEC-registered investment adviser and indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE: IVZ) (“Invesco”).

Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of Invesco. We do not have any employees. With the exception of our Chief Financial Officer and our Controller, our Manager and its affiliates do not dedicate any of their respective employees exclusively to us, nor is our Manager and its affiliates or their respective employees obligated to dedicate any specific portion of its or their time to our business. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it.

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

Access to Our Manager’s Sophisticated Analytical Tools, Infrastructure and Expertise

We utilize our Manager’s proprietary and third-party mortgage-related security and portfolio management tools to generate an attractive, risk-adjusted net interest margin from our portfolio. We focus on in-depth analysis of the numerous factors that influence our target assets, including: (1) fundamental market and sector review; (2) rigorous cash flow analysis; (3) disciplined security selection; (4) controlled risk exposure; and (5) prudent balance sheet management. We utilize these tools to guide the hedging strategies developed by our Manager to the extent consistent with satisfying the requirements for qualification as a REIT. In addition, we use our Manager’s proprietary technology management platform called QTechsm to monitor investment risk. QTechsm collects and stores real-time market data and integrates markets performance with portfolio holdings and proprietary risk models to measure portfolio risk positions. This measurement system portrays overall portfolio risk and its sources. Through the use of these tools, we analyze factors that affect the rate at which mortgage prepayments occur, including changes in the level of interest rates, directional trends in residential and commercial real estate prices, general economic conditions, the locations of the properties securing the mortgage loans and other social and demographic conditions in order to acquire our target assets.

Our Manager has created and maintains analytical and portfolio management capabilities to aid in security selection and risk management. We capitalize on the market knowledge and ready access to data across our target markets that our Manager and its affiliates obtain through their established platform. We also benefit from our Manager’s and its affiliates’ comprehensive financial and administrative infrastructure, including its risk management and financial reporting operations, as well as its business development, legal and compliance teams.

Investment Strategy

We invest in a diversified pool of mortgage assets that generate attractive risk adjusted returns. Our target assets include Agency RMBS, non-Agency RMBS, CMBS and residential and commercial mortgage loans. In addition to direct purchases of our target assets, we also invest in equity investments such as the Invesco IMRF Fund, which, in turn, invests in our target assets. Our Manager’s investment committee makes investment decisions for the Invesco IMRF Fund.

Agency RMBS

Agency RMBS are residential mortgage-backed securities for which a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac guarantees payments of principal and interest on the securities. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments, which consist of both principal and interest. In effect, these payments are a “pass-through” of scheduled and prepaid principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the servicers, guarantors or other related parties of the securities.

The principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with other fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level and directional trends in housing prices, interest rates, general economic conditions, the age of the mortgage loan, the location of the property, other social and demographic conditions, government initiated refinance programs, legislative regulations, and industry capacity. Generally, prepayments on Agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

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

Re-securitization of a Real Estate Mortgage Investment Conduit

A re-securitization of a real estate mortgage investment conduit (“Re-REMIC”) is a transaction in which an existing security or securities is transferred to a special purpose entity that has formed a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying securities.

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

B-Notes

A B-Note, unlike a second mortgage loan, is part of a single larger commercial mortgage loan, with the other part evidenced by an A-Note. The holders of the A-Note and B-Note enter into an agreement which sets forth the respective rights and obligations of each of the holders. The terms of the agreement provide that the holder of the A-Note has a priority of payment over the holder of the B-Note. A loan evidenced by a note which is secured by a second mortgage is a separate loan and the holder has a direct relationship with the borrower. In addition, unlike the holder of a B-Note, the holder of the loan would also be the holder of the mortgage. The holder of the second mortgage loan typically enters into an intercreditor agreement with the holder of the first mortgage loan which sets forth the respective rights and obligations of each of the holders, similar in substance to the agreement that is entered into between the holder of the A-Note and the holder of the B-Note. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but typically are subordinated in recovery upon a default.

Bridge Loans

Bridge loans tend to be floating rate whole loans made to borrowers who are seeking short-term capital (with terms of up to five years) to be used in the acquisition, construction or redevelopment of a property. This type of bridge financing enables the borrower to secure short-term financing while improving the property and to avoid burdening it with restrictive long-term debt.

Mezzanine Loans

Mezzanine loans are generally structured to represent a senior position in the borrower’s equity in, and subordinate to a first mortgage loan on, a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.

Equity Investments

The Company has investments in unconsolidated ventures. In circumstances where the Company has a non-controlling interest but is deemed to be able to exert significant influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

Financing Strategy

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. In addition, we historically financed our investments in CMBS with financing under the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) which was repaid in 2010 and replaced with repurchase agreements. We also finance our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by investing in the Invesco IMRF Fund, which received financing from the U.S. Treasury and from the FDIC.

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

Leverage

We use leverage on our target assets to achieve our return objectives. We generally target a total debt-to-equity ratio of approximately 3 to 7 times. Our leverage ratio may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

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

Interest Rate Hedging

Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objective. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, we seek to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We may utilize various derivative financial instruments, including, puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.

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

Investment Committee

We maintain our investment committee which is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio and its compliance with our investment policies and procedures, including our investment guidelines, and our Manager provides our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. In addition, our Manager has a separate investment committee that makes investment decisions for the Invesco IMRF Fund.

Investment Process

Our Manager’s investment team has a strong focus on security selection and on the relative value of various sectors within the mortgage market. Our Manager utilizes this expertise to build a diversified portfolio. Our Manager incorporates its views on the economic environment and the outlook for the mortgage market, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, housing prices, delinquencies, default rates, recovery of various sectors and vintage of collateral.

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

Our Manager evaluates each of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio. Our Manager also develops a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other factors. Our Manager analyzes fundamental trends in the relevant target asset class sector to adjust or maintain its outlook for that particular target asset class. Views on a particular target asset class are recorded in our Manager’s QTechsm system. These macro decisions guide our Manager’s assumptions regarding model inputs and portfolio allocations among target assets. Additionally, our Manager conducts extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions.” In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of Invesco. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager expired on the second anniversary of the closing of our initial public offering (“IPO”), or July 1, 2011. The agreement automatically renews for successive one-year terms, and the management agreement is currently in a renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, with the exception of our Chief Financial Officer and our Controller, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business.

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

We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and two of our directors, Mr. Armour and Ms. Dunn Kelley, are employees of Invesco. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients that compete directly with us for investment opportunities. Our Manager has an investment and financing allocation policy in place intended to enable us to share equitably with the other clients of our Manager or Invesco and its subsidiaries. Therefore, we may compete for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients of our Manager or clients of Invesco and its subsidiaries to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

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

Our Manager would have a conflict in recommending our participation in any equity investment it manages.

Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to certain equity investments we have made, our Manager has agreed to waive fees at the equity investment level to avoid duplication. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.

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

The initial term of our management agreement expired July 1, 2011. The agreement automatically renews for successive one-year terms, and the management is currently in a renewal term. Our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

Risks Related to Our Company

Maintenance of our 1940 Act exemption imposes limits on our operations; Failure to maintain an exemption could have a material negative impact on our operations.

We conduct our operations so that neither we, nor our operating partnership, IAS Operating Partnership LP (the “Operating Partnership”) nor the subsidiaries of the Operating Partnership are required to register as an investment company under the 1940 Act.

Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are a holding company that conducts its businesses through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. Similarly, IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future intend to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. IAS Asset I LLC invests in the Invesco IMRF Fund. We treat IAS Asset I LLC’s investment in the Invesco IMRF Fund as a “real estate-related asset” for purposes of the Section 3(c)(5)(C) analysis. As a result, IAS Asset I LLC can invest no more than 45% of its assets in the Invesco IMRF Fund and other real estate-related assets. We note that the SEC has not provided any guidance on the treatment of interests in PPIFs as real estate-related assets and any such guidance may require us to change our strategy. We may need to adjust IAS Asset I LLC’s assets and strategy in order for it to continue to rely on Section 3(c)(5)(C) for its 1940 Act exemption. Any such adjustment in IAS Asset I LLC’s assets or strategy is not expected to have a material adverse effect on our business or strategy. Although we monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption from registration for IAS Asset I LLC and such other subsidiaries that we may form in the future intending to rely on Section 3(c)(5)(C) of the 40 Act. The legacy securities PPIF formed and managed by our Manager or one of its affiliates relies on Section 3(c)(7) for its 1940 Act exemption.

We may in the future organize one or more subsidiaries that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. We expect that the aggregate value of the operating partnership’s interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership’s (and, therefore, our) total assets on an unconsolidated basis.

In addition, we believe neither we nor our Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because neither we nor our Operating Partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.

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

We may be adversely affected by the current and future economic, regulatory and other actions of the U.S. government and its agencies.

In response to the ongoing financial crisis, the U.S. government, Federal Reserve, U.S. Treasury, Securities and Exchange Commission and other governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives designed to stabilize and stimulate the economy and the financial markets, and we expect additional actions and initiatives in the future. These actions may include the development and implementation of programs that could result in a flattening in the yield curve and lower long-term interest rates, among other potential impacts. Lower long-term interest rates could result in increased prepayment rates and a narrowing of our net interest margin. Further, there can be no assurance that recent or future U.S. government actions will have the intended beneficial impact on the financial markets or that these actions will not negatively impact our business, results of operations or financial condition.

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

We use leverage to finance our assets through borrowings from repurchase agreements, and other secured and unsecured forms of borrowing and we contribute capital to equity investments. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets.

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

Standard & Poor’s downgrade in the credit rating of the U.S. government and the possibility of a further downgrade or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock.

Standard & Poor’s (“S&P”) downgrade in the credit rating of the U.S. government and the possibility of a further downgrade by S&P or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock. The impact on us of the downgrade and resulting financial market volatility may include, but not be limited to, the following:

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

Foreign financial market volatility and foreign governments’ responses may negatively impact our results of operations, financial condition or business.

Foreign financial markets have experienced significant volatility related to events such as the European debt crisis and their governments’ responses. Such responses have included the implementation of various financial reforms including but not limited to development of the Basel III standards by the Basel Committee on Banking Supervision. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States by January 1, 2013. Adoption of the Basel III standards by U.S. banking regulators would raise capital requirements for and could place capital constraints on the financial institutions from which we borrow possibly limiting our access to financing or affecting the terms of our future financing arrangements. Further, concerns regarding the financial weaknesses of the European Union sovereign nations could renew concerns of instability in financial systems worldwide. There can be no assurance that actions by foreign governments to stabilize the financial markets will be effective or that these actions and continued volatility will not negatively impact our results of operations, financial condition and business.

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

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

We may directly or through our equity investments, invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically a contractual relationship with counterparties and not an acquisition of a referenced security or other asset. In these types of investments, we have no right to directly enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

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

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

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

Some of the assets that comprise our investment portfolio and that we acquire are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We acquire mortgage-backed securities and loans that are subject to defaults, foreclosure timeline extension, fraud and residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Residential mortgage-backed securities are secured by mortgage loans on primarily single family residential property or a pool of residential mortgage loans. Accordingly, the RMBS we invest in are subject to all risks of the respective underlying residential mortgage loans including risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower’s ability to repay their loans, including but not limited to:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of defaults on the residential mortgage loans that underlie our investments and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

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

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Since we predominantly focus on acquiring classes of existing series of CMBS originally rated AAA, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager underestimates the collateral loss on our investments, we may experience losses.

Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Based on these loss estimates, our Manager may adjust the pool composition accordingly through loan removals and other credit enhancement mechanisms or leave loans in place and negotiate for a price adjustment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The B-Notes we acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes, mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties, and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

Fluctuations in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings, affect our profitability and dividends as well as the cash available for distribution to our shareholders.

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

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.

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

We may experience a decline in the market value of our assets and interest rate swaps.

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

We are the sole general partner of our Operating Partnership. As the sole general partner, we are liable for our Operating Partnership’s debts and other obligations. Therefore, if our Operating Partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our expenditure for ownership interests in our Operating Partnership. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to make distributions to our shareholders.

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

We have been organized and we operate in a manner that enabled us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis.

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

If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS. The remainder of our investment in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in assets, including debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in programs recently announced by the federal government. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

As a result of the foregoing, we may find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which shareholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions, or the failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

The “taxable mortgage pool” rules may limit our financing options.

Securitizations and certain other financing structures could result in the creation of taxable mortgage pools for federal income tax purposes. A taxable mortgage pool owned by our Operating Partnership would be treated as a corporation for U.S. federal income tax purposes and may cause us to fail the REIT asset tests. These rules may limit our financing options.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our ability to enter into hedging transactions. In order to qualify as a REIT, we must satisfy two gross income tests annually. For these purposes, income with respect to certain hedges of our liabilities or foreign currency risks will be disregarded. Income from other hedges will be non-qualifying income for purposes of both gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS, which we may form. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, any TRSs we own will be subject to U.S. federal, state, and local corporate taxes. In order to meet the

REIT qualification requirements, or to avoid the imposition of a 100% prohibited transaction tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRSs. Any taxes paid by such TRSs would decrease the cash available for distribution to our shareholders.

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

The maximum tax rate for “qualified dividends” paid by corporations to individuals is 15% through 2012. Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 35% through 2012), rather than the 15% preferential rate. The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2011, we were not involved in any such legal proceedings.

Item 4. Mine and Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2011
Fourth quarter	$16.23	$12.55
Third quarter	$22.13	$14.10
Second quarter	$23.30	$20.53
First quarter	$24.07	$21.14

2010
Fourth quarter	$23.60	$20.83
Third quarter	$23.20	$19.25
Second quarter	$23.48	$15.00
First quarter	$23.99	$21.35

Holders

As of February 29, 2012, there were 66 shareholders of record.

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

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2011
December 8, 2011	$0.65	January 27, 2012
September 8, 2011	$0.80	October 27, 2011
June 9, 2011	$0.97	July 28, 2011
March 14, 2011	$1.00	April 27, 2011

2010
December 14, 2010	$0.97	January 27, 2011
September 20, 2010	$1.00	October 27, 2010
June 21, 2010	$0.74	July 27, 2010
March 17, 2010	$0.78	April 22, 2010

Performance Graph

The following graph matches the cumulative 18-month total return of holders of Invesco Mortgage Capital Inc.’s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through December 31, 2011.

Index	6/30/2009	12/31/2009	6/30/2010	12/31/2010	6/30/2011	12/31/2011
Invesco Mortgage Capital Inc.	100.00	125.82	118.58	141.39	149.56	109.05
S&P 500	100.00	122.59	114.43	141.05	149.55	144.03
FTSE NAREIT Mortgage REITs	100.00	118.98	123.50	145.86	151.89	142.34

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

Issuer Purchases of Equity Securities

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2011, we have not repurchased any shares under this program.

Item 6. Selected Financial Data.

The selected historical financial information as of and for the year ended December 31, 2011, December 31, 2010 and December 31, 2009 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.

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

Balance Sheet Data

	As of December 31,
$ in thousands	2011	2010	2009	2008

Mortgage-backed securities, at fair value	14,214,149	5,578,333	802,592	-
Total assets	14,772,167	5,862,399	853,400	979
Repurchase agreements	12,253,038	4,344,659	545,975	-
TALF financing	-	-	80,377	-
Total shareholders’ equity	1,892,337	1,019,151	180,515	(21)
Non-controlling interest	25,075	31,664	29,795	-
Total equity	1,917,413	1,050,814	210,310	(21)

Statement of Operations Data
	For the Years ended December 31,			Period from June 5,
$ in thousands, except per share data	2011	2010	2009	2008 (Date of Inception) to December 31,2008
Interest income	453,352	134,229	23,529	-
Interest expense	155,241	29,556	4,627	-

Net interest income	298,111	104,673	18,902	-
Other income	18,804	11,145	2,073	-
Operating expenses	30,118	12,093	3,464	22

Net income	286,797	103,725	17,511	(22)

Net income attributable to non-controlling interest	4,882	5,326	2,417	-

Net income attributable to common shareholders	281,915	98,399	15,094	(22)

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.27	3.78	3.37	-

Dividends declared per common share	3.42	3.49	1.66	-

Weighted average number of shares of common stock:
Basic	86,365	26,039	4,480	NM

Diluted	87,804	27,468	5,198	NM

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

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco IMRF Fund that received financing under the U.S. government’s PIPP, established and managed by our Manager or one of its affiliates, which, in turn, invests in our target assets.

Public Offerings

During 2011, the Company completed three follow-on common stock offerings and issued 61.4 million shares of common stock with net proceeds of approximately $1.2 billion. In addition, the Company issued 4.1 million shares of common stock under the share repurchase feature of the Company’s Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with net proceeds of approximate $85.8 million. The investment of the proceeds from these offerings and the related increase in borrowings under our repurchase agreements increased our investment portfolio and was the primary driver for the changes in our results of operations.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program (“TARP”), the enactment of the Housing and Economic Recovery Act of 2008 (“HERA”), which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the TALF and the PPIP. Some of these programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown. Increased volatility in the RMBS markets may have an adverse effect on the market value and performance of the RMBS in which we invest. Moreover, we rely on financing to acquire, on a leveraged basis, the target assets in which we invest. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

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

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. Operation Twist could result in a flattening in the yield curve and lower long-term interest rates. Lower long-term interest rates could result in increased prepayment rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs and actions by the U.S. Federal Reserve could adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

The Federal Housing Finance Agency (“FHFA”) and the Department of the Treasury introduced the Home Affordable Refinance Program (“HARP”) in early 2009. HARP provides borrowers, who may not otherwise qualify for refinancing because of declining home values or reduced access to mortgage insurance, the ability to refinance their mortgages into a lower interest rate and/or more stable mortgage product. On October 24, 2011, the FHFA announced a series of changes to the rules regarding the HARP with intent of increasing the number of borrowers eligible to refinance their mortgage under this program. The FHFA announced changes to the guidelines related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for the HARP until December 31, 2013. It does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009. We do not expect the current HARP or future modifications to have a material impact on our results of operations in future periods.

On January 25, 2012, the U.S. Federal Reserve announced that it would keep the target range for the federal funds rate at 0 to  1/4 percent and that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Low levels of federal funds rates may reduce our borrowing costs. However, there can be no assurance that federal funds rates will remain near 0 percent, or that such low levels will reduce our cost of funds.

Investment Activities

As of December 31, 2011, 55.1% (2010: 48.2%) of our equity was invested in Agency RMBS, 24.5% (2010: 37.1%) in non-Agency RMBS, 16.8% (2010: 9.4%) in CMBS, and 3.6% (2010: 5.3%) in the Invesco IMRF Fund. We continually evaluate market opportunities of each of our asset classes and adjust equity allocations based on our risk and return targets. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of December 31, 2011, we had approximately $6.6 billion (2010: $2.2 billion) in 30-year fixed rate securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $2.4 billion (2010: $1.9 billion) in 15-year fixed rate, approximately $1.4 billion (2010: $72.3 million) in hybrid adjustable-rate mortgages (“ARMs”) and approximately $117.9 million (2010: $22.5 million) in ARMs we believe to have similar durations based on prepayment speeds. As of December 31, 2011, we had purchased approximately $2.4 billion (2010: $846.4 million) non-Agency RMBS.

As of December 31, 2011, we owned approximately $1.2 billion (2010: $497.9 million) in CMBS financed with $844.9 million (2010: $401.2 million) in repurchase agreements. In addition, as of December 31, 2011, we had purchased approximately $168.5 million (2010: $28.8 million) in CMOs.

Portfolio Characteristics

The table below represents the vintage of the credit assets as of December 31, 2011.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total

Re-REMIC Senior	-	-	-	-	-	-	-	6.9%	62.4%	69.3%

Prime	1.1%	1.2%	1.9%	3.1%	12.2%	-	-	-	0.9%	20.4%

Alt-A	-	-	1.3%	3.4%	5.1%	-	-	-	-	9.8%

Subprime	-	0.5%	-	-	-	-	-	-	-	0.5%

Total Non-Agency	1.1%	1.7%	3.2%	6.5%	17.3%	-	-	6.9%	63.3%	100.0%

CMBS	-	-	22.4%	21.9%	-	-	-	15.7%	40.0%	100.0%

The tables below represent the geographic concentration as of December 31, 2011:

Non-Agency RMBS		CMBS
State	Percentage	State	Percentage

California	50.0%	California	15.2%
Florida	8.0%	New York	12.5%
New York	5.6%	Texas	10.3%
Virginia	3.2%	Florida	5.9%
New Jersey	2.9%	Illinois	4.5%
Washington	2.9%	Pennsylvania	4.0%
Arizona	2.8%	New Jersey	3.6%
Maryland	2.8%	Maryland	3.3%
Illinois	2.2%	Ohio	3.2%
Colorado	2.0%	Virginia	3.0%
Other	17.6%	Other	34.5%

The vintage and geographic concentrations have not significantly changed since September 30, 2011.

Financing and Other Liabilities

We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of December 31, 2011, we had entered into repurchase agreements totalling $12.3 billion (2010: $4.3 billion). The increase in borrowings was the result of the additional assets added after our follow-on common stock offerings and the change in our portfolio composition. We also committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. As of December 31, 2011, approximately $79.7 million (2010: $61.0 million) of our commitment to the Invesco IMRF Fund has been called.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of December 31, 2011 and 2010, the Company had investment related payables of $107.0 million and $372.3 million, respectively, of which no items were outstanding greater than thirty days. The change in the balance was primarily due to a decrease in unsettled mortgage-backed securities purchased at the end of 2011 compared to 2010, as a result of a follow-on common stock offering which closed on December 20, 2010.

Hedging Instruments

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

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses reduce our shareholders’ equity.

As of December 31, 2011, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion (2010: $2.6 billion) of borrowings under our repurchase agreements as of December 31, 2011. The increase in the notional amount of interest rate swaps was due to the increase in borrowings after our follow-on common stock offerings. At December 31, 2011, all of our interest rate swaps are effective and the average maturity is 4.4 years compared to 5.3 years at December 31, 2010. We continue to adjust our interest rate hedge positions according to our hedging strategy and changing market conditions.

Book Value per Share

Our book value was $16.41 and $20.49 as of December 31, 2011 and 2010, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our Operating Partnership, which may be converted to common shares at the sole election of the Company. The decline in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our balance sheet. The value of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with US GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets, liabilities, revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements were based were reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” in the financial statements accompanying this Report.

Expected Impact of New Authoritative Guidance on Future Financial Information

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). ASU 2011-03 simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe that the adoption of the amended guidance will have a significant effect on our consolidated financial statements now or in the future.

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

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact from this guidance.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
$ in thousands, except per share data	2011	2010	2009

Revenues
Interest income	453,352	134,229	23,529
Interest expense	155,241	29,556	4,627

Net interest income	298,111	104,673	18,902

Other income	18,804	11,145	2,073

Expenses
Management fee – related party	26,259	8,080	1,513
General and administrative	3,859	4,013	1,951

Total expenses	30,118	12,093	3,464

Net income	286,797	103,725	17,511

Net income attributable to non-controlling interest	4,882	5,326	2,417

Net income attributable to common shareholders	281,915	98,399	15,094

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.27	3.78	3.37

Dividends declared per common share	3.42	3.49	1.66

Weighted average number of shares of common stock:
Basic	86,365	26,039	4,480

Diluted	87,804	27,468	5,198

The table below presents certain information for our portfolio as of and for the years ended December 31, 2011, 2010, and 2009.

	As of and for the Years Ended
	December 31,
$ in thousands	2011	2010	2009

Average Balances*:

Agency RMBS:

15 year fixed-rate, at fair value (Including CMOs)	2,279,661	811,966	301,127

30 year fixed-rate, at fair value	4,603,117	874,214	224,335

ARM, at fair value	87,033	11,819	10,279

Hybrid ARM, at fair value	1,009,829	83,878	141,140

Non-Agency RMBS, at fair value	2,030,195	622,574	108,935

CMBS, at fair value	988,105	262,182	80,598

Average MBS portfolio	10,997,940	2,666,633	866,414

Average Portfolio Yields (1):

Agency RMBS:

15 year fixed-rate, (Including CMOs)	2.96%	2.87%	3.35%

30 year fixed-rate	3.54%	3.37%	4.74%

ARM	2.96%	2.48%	2.14%

Hybrid ARM	2.55%	0.93%	3.33%

Non-Agency RMBS	6.88%	10.94%	15.63%

CMBS	5.54%	4.68%	5.36%

Average MBS portfolio	4.12%	5.03%	5.43%

Average Borrowings*:

Agency RMBS	7,146,066	1,570,211	565,615

Non-Agency RMBS	1,536,245	339,209	-

CMBS	791,212	194,505	60,400

Total borrowed funds	9,473,523	2,103,925	626,015

Average Cost of Funds (2):

Agency RMBS	0.27%	0.27%	0.33%

Non-Agency RMBS	1.47%	1.59%	0.00%

CMBS	1.35%	2.77%	3.38%

Unhedged cost of funds	0.56%	0.71%	0.63%

Hedged cost of funds	1.64%	1.40%	1.47%

Average Equity (3):	1,625,794	590,177	212,743

Average debt/equity ratio (average during period)	5.83x	3.56x	2.94x

Debt/equity ratio (as of period end)	6.4x	4.1x	3.0x

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

Net Income Summary

For the year ended December 31, 2011, our net income attributable to common shareholders was $281.9 million (2010: $98.4 million; 2009: $15.1 million), or $3.27 (2010: $3.78; 2009: $3.37) basic and diluted net income per average share available to common shareholders.

The increase to net income attributable to common shareholders for the year ended December 31, 2011 versus 2010 is primarily attributable to the growth in our average investment portfolio resulting from our follow-on common stock offerings during 2011 and 2010. Our average MBS portfolio increased approximately $8.3 billion during 2011 over 2010. During 2011, we completed three follow-on common stock offerings raising approximately $1.3 billion in equity.

The increase to net income attributable to common shareholders for 2010 versus 2009 is primarily attributable to the growth in our average investment portfolio resulting from our follow-on common stock offerings during 2010 and 2009 and a full year of income earned on our investment portfolio in 2010 versus approximately six months of operations in 2009. Our average MBS portfolio increased approximately $1.8 billion during 2010 over 2009. In 2010, we completed four follow-on common stock offerings raising approximately $830.8 million in equity.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During 2011, we had average earning assets of approximately $11.0 billion (2010: $2.7 billion ; 2009: $866.4 million) and earned interest income of $453.4 million (2010: $134.2 million ; 2009: $23.5 million). The yield on our average investment portfolio was 4.12% (2010: 5.03%; 2009: 5.43%).

The change in our average assets and the portfolio yield for 2011 versus 2010 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our follow-on common stock offerings during 2011 and a change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

The change in our average assets and the portfolio yield for 2010 versus 2009 was primarily the result of the increase in our average investment portfolio after our follow-on common stock offerings during 2010 and a full year of income earned on our investment portfolio during 2010.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 12.9 and 8.7 for the three months ended December 31, 2011 and September 30, 2011, respectively. The table below shows the three-month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2011		September 30, 2011
	Company	Cohort	Company	Cohort

15 year Agency RMBS	11.2	25.6	9.1	20.5
30 year Agency RMBS	12.1	20.6	9.8	16.2
Agency Hybrid ARM RMBS	19.4	NA	14.9	N/A
Non-Agency RMBS (1)	14.8	NA	8.1	N/A

Overall	13.3	NA	8.7	N/A

(1)	For the three months ended December 31, 2011, the calculation of CPR for non-Agency RMBS has been modified to reflect voluntary prepayments and recoveries upon default and is adjusted for the effect of additional subordination on Re-REMIC Senior investments. If the same calculation were to be applied for the three months ended September 30, 2011, the non-Agency RMBS CPR would have been 17.7 and the overall CPR would have been 12.4.

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For 2011, we had average borrowed funds of approximately $9.5 billion (2010: $2.1 billion; 2009: $626.0 million) and total interest expense of $155.2 million (2010: $29.6 million; 2009: $4.6 million).

The increase in average borrowed funds for 2011 versus 2010 was primarily the result of increasing our investment portfolio leverage in connection with our follow-on common stock offerings. The increase in interest expense for 2011 versus 2010 was primarily the result of a higher average borrowing balance outstanding and higher average cost of funds.

The increase in average borrowed funds for 2010 versus 2009 was primarily the result of increasing our investment portfolio leverage in connection with our follow-on common stock offerings and higher average borrowing balance outstanding for a full year in 2010 versus approximately six months in 2009.

For the year ended December 31, 2011, our average hedged cost of funds was 1.64% (2010: 1.40%; 2009: 1.47%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements as well as costs for our interest rate hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense for the year ended December 31, 2011, totaled $298.1 million (2010: $104.7 million; 2009: $18.9 million). Our net interest rate margin for the year ended December 31, 2011, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.48% (2010: 3.63%; 2009: 3.96%). The increase in net interest income was primarily the result of increasing our investment portfolio with our follow-on common stock offerings. The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps. In addition, since our initial public offering was completed in June 2009, 2010 contained a full year of earnings compared to 2009.

Gain on Sale of Investments

As part of our ongoing credit evaluation process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized a net gain of approximately $11.0 million for the year ended December 31, 2011 (2010: $3.5 million; 2009: $2.0 million).

Loss on Other-Than-Temporary Impaired Securities

For the year ended December 31, 2011, we recognized no losses (2010: $510,000; 2009: $0) on other-than-temporarily impaired securities in the consolidated statement of operations which had been included in accumulated other comprehensive income. Credit losses recognized during 2010 on non-Agency RMBS were anticipated and included in the price paid for the asset at acquisition and were included in the security’s estimated yield at acquisition.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the year ended December 31, 2011, we recognized equity in earnings and unrealized loss on the change in fair value of our investment in the Invesco IMRF Fund of approximately $6.0 million (2010: $4.8 million; 2009: $63,000) and $3.8 million (2010: unrealized appreciation of $3.5 million; 2009: unrealized appreciation of $8,000), respectively. The increase in equity in earnings and decrease in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold during 2011 and a decrease in the fair value of investments remaining in the Invesco IMRF Fund at December 31, 2011.

We invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”). For the year ended December 31, 2011, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF of approximately $759,000 and $325,000, respectively.

Credit Default Swap

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the year ended December 31, 2011 we recognized income of $5.3 million (2010: $13,000) on our investment in the CDS of which $1.3 million (2010: $0) is an unrealized gain based on change in the fair market value of the CDS and $4.0 million (2010: $13,000) represents premium payments we receive for providing protection.

Other Income (Loss)

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $764,000 (2010: $90,000; 2009: $0) which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the year ended December 31, 2011.

Expenses

For the year ended December 31, 2011, we incurred management fees of $26.3 million (2010: $8.1 million; 2009: $1.5 million), which are payable to our Manager under our management agreement. The increase in management fees is the result of higher average equity under management as a result of our follow-on common stock offerings. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager.

For the year ended December 31, 2011, our general and administrative expense of approximately $3.9 million (2010: $4.0 million; 2009: $2.0 million) include operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in costs from 2009 to 2010 is as a result of our first full year of operation in 2010.

Net Income and Return on Average Equity

For the year ended December 31, 2011, our net income was $286.8 million (2010: $103.7 million; 2009: $17.5 million) and our annualized return on average equity was 17.64% (2010: 17.58%; 2009: 19.35%) The change in net income and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common stock offerings and the changes in our portfolio composition during 2011 and 2010.

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

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under borrowing arrangements.

We held cash and cash equivalents of approximately $197.2 million at December 31, 2011 (2010: $63.6 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $305.4 million for the year ended December 31, 2011 (2010: $71.5 million; 2009: $11.5 million). The cash provided by operating activities increased due to the increase in net interest income earned by the portfolio which resulted from the increase in average interest earning assets of $11.0 billion in investments at December 31, 2011 as compared to $2.7 billion at December 31, 2010 and $866.4 million at December 31, 2009.

Our investing activities used net cash of $9.1 billion for the year ended December 31, 2011 (2010: $4.4 billion; 2009: $793.2 million). During the year ended December 31, 2011 we utilized cash to purchase $13.7 billion in securities which were offset by proceeds from asset sales of $3.1 billion and principal payments of $1.5 billion. During the year ended December 31, 2010 we utilized cash to purchase $5.1 billion in securities which were offset by proceeds from asset sales of $260.1 million and principal payments of $420.6 million. During the year ended December 31, 2009 we utilized cash to purchase $961.4 million in securities and sold $100.6 million and received principal payments of $72.0 million. During 2011 and 2010, we utilized proceeds generated from our financing activities to increase our investment portfolio, resulting in an increase in purchases of mortgage-backed securities and an increase in principal payments.

Our financing activities for the year ended December 31, 2011 consisted of net proceeds from our follow-on common stock offerings in which we raised approximately $1.3 billion in equity and net proceeds from our repurchase agreements of $7.9 billion.

Our financing activities for the year ended December 31, 2010 consisted of net proceeds from our follow-on common stock offerings in which we raised approximately $830.8 million in equity and net proceeds from our repurchase agreements of $3.8 billion.

Our financing activities for the year ended December 31, 2009 consisted of net proceeds from our initial public offering in which we raised approximately $171.6 million in equity and net proceeds from our repurchase agreements of $0.5 billion.

The table below shows the allocation of our equity and debt-to-equity ratio as of December 31, 2011. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total
Borrowings	9,491,538	1,916,620	844,880	-	12,253,038
Equity allocation	1,055,869	470,694	322,057	68,793	1,917,413
Debt / Equity Ratio	9.0	4.1	2.6	-	6.4
% of Total Equity	55.1%	24.5%	16.8%	3.6%	100.0%

As of December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.77% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 19.15% and under our repurchase agreements for CMBS was approximately 19.72%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 8%, for non-Agency RMBS range from a low of 10% to a high of 40% and for CMBS range from a low of 12% to a high of 30%. The weighted average margin requirements have not significantly changed since September 30, 2011. Our hedged cost of funds was approximately 1.64% and 1.40% as of December 31, 2011 and 2010,

respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan (the “DRSPP”), pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. During the year ended December 31, 2011, we issued 4,121,638 shares of common stock (2010: 0 shares) under the share purchase feature of our DRSPP. During the year ended December 31, 2011, we issued a total of 11,912 shares of common stock (2010: 11 shares) pursuant to dividend reinvestment feature of our DRSPP.

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2011, we have not repurchased any shares under this program.

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

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and for other general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing. We may increase our capital resources by obtaining long-term credit facilities or through public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and our ability to invest such offering proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

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

Contractual Commitments

As of December 31, 2011, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,253,038	12,253,038	-	-	-
Equity Investments	20,319	20,319	-	-	-

Total contractual obligations	12,273,357	12,273,357	-	-	-

As of December 31, 2011, we have approximately $11.9 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. As of December 31, 2011 and 2010, approximately $79.7 million and $61.0 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into on December 30, 2010 with a $150.0 million notional balance where we sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fixed rate fee of 3%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We posted cash collateral to secure potential loss payments of $17.3 million as of December 31, 2011. The remaining notional amount of the CDS at December 31, 2011 is $112.1 million compared to $150.0 million at December 31, 2010, and we estimated the fair market value of the CDS to be approximately $1.3 million at December 31, 2011 compared to $0 million at December 31, 2010. As of December 31, 2011, we have not made any payments related to the CDS contract.

Shareholders’ Equity

On March 25, 2011, the Company completed a follow-on common stock offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to the Company were $460.1 million, net of issuance costs of approximately $317,000.

On June 23, 2011, the Company completed a follow-on common stock offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to the Company were $388.8 million, net of issuance costs of approximately $5.1 million.

On August 23, 2011, the Company completed a follow-on common stock offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to the Company were $362.3 million, net of issuance costs of approximately $5.1 million.

During the year ended December 31, 2011, the Company issued 4,121,638 shares of common stock at an average price of $20.93 under the share repurchase feature of the Company’s Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds to the Company of approximately $85.8 million, net of issuance costs.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the year ended December 31, 2011, net unrealized losses included in shareholders’ equity is $423.9 million (2010: $17.8 million gain; 2009: $8.9 million gain).

The net unrealized loss is primarily attributable to changes in the market values of our cash flow hedges that qualify for hedge accounting. Refer to Note 3 – “Mortgage-Backed Securities” and Note 6 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the year ended December 31, 2011, we recognized compensation expense of approximately $143,000 (2010: $105,000; 2009: $38,000) and issued 7,053 shares (2010: 4,173 shares; 2009: 912 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price on the NYSE on the actual date of grant.

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

Other Matters

We calculate that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2011. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the taxable year ended December 31, 2011. Consequently, we believe that we met the REIT income and asset test for 2011. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends for the taxable year ended December 31, 2011. Therefore, as of December 31, 2011, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December  31, 2011, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	8.75%	(0.94)%
+0.50%	15.06%	(0.27)%
-0.50%	(21.03)%	(0.07)%
-1.00%	(44.57)%	(0.50)%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent auditors, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2011. Their report dated February 29, 2012, which is included herein, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule-15(f) and 15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2012 annual shareholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 69-95 of this Report.

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the SEC on June 18, 2009 (“Pre-Effective Amendment No. 8”).

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.1	Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.) and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.2	Management Agreement, dated as of July 1, 2009, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc. and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.3	Amendment to Management Agreement, dated as of May 24, 2011, by and among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc., IAS Operating Partnership LP., and IAS Asset I LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.

10.4	First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.5§	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.

10.6§	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.7§	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.8§	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.9§	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K Report.

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

(b) Exhibits: See (a)(3) above.

(c) Financial Statement Schedules: See (a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invesco Mortgage Capital Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012, expressed an unqualified opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Invesco Mortgage Capital Inc.

We have audited Invesco Mortgage Capital Inc. (a Maryland Corporation) and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Invesco Mortgage Capital Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 29, 2012

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
ASSETS	December 31, 2011	December 31, 2010

Mortgage-backed securities, at fair value	14,214,149	5,578,333
Cash	197,224	63,552
Restricted cash	74,496	101,144
Investment related receivable	160,424	7,601
Investments in unconsolidated ventures, at fair value	68,793	54,725
Accrued interest receivable	54,167	22,503
Derivative assets, at fair value	1,339	33,255
Other assets	1,575	1,287

Total assets	14,772,167	5,862,400

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,253,038	4,344,659
Derivative liability, at fair value	396,780	37,850
Dividends and distributions payable	75,933	49,741
Investment related payable	107,032	372,285
Accrued interest payable	12,377	2,579
Accounts payable and accrued expenses	556	1,065
Due to affiliate	9,038	3,407

Total liabilities	12,854,754	4,811,586

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 115,395,695 and 49,854,196 shares issued and outstanding, at December 31, 2011 and 2010, respectively	1,154	499
Additional paid in capital	2,299,543	1,002,809
Accumulated other comprehensive income (loss)	(393,291)	24,015
Distributions in excess of earnings	(15,068)	(8,173)

Total shareholders’ equity	1,892,338	1,019,150

Non-controlling interest	25,075	31,664

Total equity	1,917,413	1,050,814

Total liabilities and equity	14,772,167	5,862,400

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
$ in thousands, except per share data	2011	2010	2009

Revenues
Interest income	453,352	134,229	23,529
Interest expense	155,241	29,556	4,627

Net interest income	298,111	104,673	18,902

Other income
Gain on sale of investments, net	10,959	3,456	2,002
Equity in earnings and fair value change in unconsolidated ventures, net	3,301	8,276	71
Loss on other-than-temporarily impaired securities	-	(510)	-
Unrealized loss on interest rate swaps	(764)	(90)	-
Realized and unrealized credit default swap income	5,308	13	-

Total other income	18,804	11,145	2,073

Expenses
Management fee – related party	26,259	8,080	1,513
General and administrative	3,859	4,013	1,951

Total expenses	30,118	12,093	3,464

Net income	286,797	103,725	17,511

Net income attributable to non-controlling interest	4,882	5,326	2,417

Net income attributable to common shareholders	281,915	98,399	15,094

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	3.27	3.78	3.37

Dividends declared per common share	3.42	3.49	1.66

Weighted average number of shares of common stock:
Basic	86,365	26,039	4,480

Diluted	87,804	27,468	5,198

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

$ in thousands, except per share data	2011	2010	2009

Net income	286,797	103,725	17,511

Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities, net	(32,485)	18,526	12,741
Unrealized losses on derivatives, net	(391,421)	(722)	(3,782)

Other comprehensive income (loss)	(423,906)	17,804	8,959

Comprehensive income (loss)	(137,109)	121,529	26,470

Less: comprehensive (income) loss attributable to non- controlling interest	1,718	(6,836)	(3,655)

Comprehensive income (loss) attributable to common shareholders	(135,391)	114,693	22,815

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

	Attributable to Common Shareholders						Non- Controlling Interest	Total Equity

$ in thousands, except per share amounts	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of earnings	Total Shareholders’ Equity (Deficit)
	Shares	Amounts

Balance at December 31, 2008	100	-	1	-	(22)	(21)	-	(21)

Net income	-	-	-	-	15,094	15,094	2,417	17,511
Other comprehensive income	-	-	-	7,721	-	7,721	1,238	8,959
Net proceeds from issuance of common stock, net of offering costs	8,886,200	89	172,352	-	-	172,441	-	172,441
Proceeds from private placement of OP units	-	-	-	-	-	-	28,500	28,500
Common stock dividends	-	-	-	-	(14,752)	(14,752)	-	(14,752)
Common unit dividends	-	-	-	-	-	-	(2,366)	(2,366)
Amortization of equity-based compensation	912	-	32	-	-	32	6	38

Balance at December 31, 2009	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310

Net income	-	-	-	-	98,399	98,399	5,326	103,725
Other comprehensive income	-	-	-	16,294	-	16,294	1,510	17,804
Net proceeds from issuance of common stock, net of offering costs	40,962,811	410	830,301	-	-	830,711	-	830,711
Stocks awards	4,173	-	-	-	-	-	-	-
Common stock dividends	-	-	-	-	(106,892)	(106,892)	-	(106,892)
Common unit dividends	-	-	-	-	-	-	(4,973)	(4,973)
Amortization of equity-based compensation	-	-	123	-	-	123	6	129

Balance at December 31, 2010	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814

Net income	-	-	-	-	281,915	281,915	4,882	286,797
Other comprehensive loss	-	-	-	(417,306)	-	(417,306)	(6,600)	(423,906)
Net proceeds from issuance of common stock, net of offering costs	65,533,550	655	1,296,545	-	-	1,297,200	-	1,297,200
Stocks awards	7,949	-	-	-	-	-	-	-
Common stock dividends	-	-	-	-	(288,810)	(288,810)	-	(288,810)
Common unit dividends	-	-	-	-	-	-	(4,874)	(4,874)
Amortization of equity-based compensation	-	-	189	-	-	189	3	192

Balance at December 31, 2011	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	286,797	103,725	17,511
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	50,110	(7,399)	(1,764)
Unrealized loss on interest swap	764	90	-
Unrealized gain on credit default swap	(1,339)	-	-
Gain on sale of mortgage-backed securities	(10,959)	(3,456)	(2,002)
Loss on other-than-temporarily impaired securities	-	510	-
Equity in earnings and fair value change in unconsolidated ventures	(3,301)	(8,276)	(71)
Amortization of equity-based compensation	192	129	38
Increase in accrued interest receivable	(31,664)	(18,985)	(3,518)
(Increase) decrease in other assets	(288)	167	(390)
Increase in accrued interest payable	9,798	1,981	598
Increase in due to affiliate	5,595	2,542	756
(Decrease) increase in accounts payable and accrued expenses	(342)	501	320

Net cash provided by operating activities	305,363	71,529	11,478

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(13,747,267)	(5,063,798)	(961,356)
Contributions to investment in unconsolidated ventures, net	(9,335)	(43,451)	(4,359)
Principal payments from mortgage-backed securities	1,492,900	420,591	71,961
Proceeds from sale of mortgage-backed securities	3,115,184	260,090	100,573

Net cash used in investing activities	(9,148,518)	(4,426,568)	(793,181)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,297,069	830,806	171,613
Restricted cash	38,871	(92,660)	(14,432)
Investment related payable	-	11,050	-
Proceeds from private placement of OP Unit	-	-	28,500
Proceeds from repurchase agreements	92,911,002	20,545,015	2,766,266
Principal repayments of repurchase agreements	(85,002,623)	(16,746,331)	(2,220,291)
Proceeds from TALF financing	-	71,526	80,407
Principal payments of TALF financing	-	(151,903)	(30)
Payments of dividends and distributions	(267,492)	(72,953)	(6,290)

Net cash provided by financing activities	8,976,827	4,394,550	805,743

Net change in cash	133,672	39,511	24,040
Cash, beginning of period	63,552	24,041	1

Cash, end of period	197,224	63,552	24,041

Supplement disclosure of cash flow information
Interest paid	145,443	27,248	4,030

Non-cash investing and financing activities information

Net change in unrealized gain on available-for-sale securities and derivatives	(423,906)	17,804	8,959

Net change in unconsolidated ventures	(1,432)	1,130	302

Net change in restricted cash	(12,223)	5,948	-

Dividends and distributions declared not paid	75,933	49,741	10,828

Payable for mortgage-backed securities purchased	(431,732)	363,753	-

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of December 31, 2011, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Manager has secured commitments for the Company with a number of repurchase agreement counterparties. The Company also finances its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco Mortgage Recovery Feeder Fund that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager (“Invesco IMRF Fund”) as part of the Public-Private Investment Program (“PPIP”) created by the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2011, the Company had cash and cash equivalents, including amounts restricted, in excess of the Federal Deposit Insurance Corporation, or FDIC, deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by placing cash and cash equivalents with numerous major financial institutions.

Underwriting Commissions and Offering Costs

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

In instances where the Company acquires Agency RMBS, non-Agency RMBS or CMBS through repurchase agreements with the same counterparty from whom such assets were purchased, the Company accounts for the purchase commitment and repurchase agreement on a net basis and records a forward commitment to purchase such assets as a derivative instrument if the transaction does not comply with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty:

•	the initial transfer of and repurchase financing cannot be contractually contingent;

•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;

•	the financial asset has an active market and the transfer is executed at market rates; and

•	the repurchase agreement and financial asset do not mature simultaneously.

If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its balance sheet and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and non-Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet.

For assets representing available-for-sale investment securities any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

Fair Value Measurements

In January 2010, the FASB updated guidance entitled, “Improving Disclosures about Fair Value Measurements.” The guidance required a number of additional disclosures regarding fair value measurements. Specifically, entities should disclose: (i) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (ii) the reasons for any transfers in or out of Level 3; and (iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted these provisions in preparing its Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated statements of operations and consolidated balance sheets.

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

Securities

The Company designates securities as held-to-maturity, available-for-sale, or trading depending on its ability and intent to hold such securities to maturity. Trading and securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Although the Company generally intends to hold most of its RMBS and CMBS until maturity, the Company may, from time to time, sell any of its RMBS or CMBS as part of its overall management of its investment portfolio and classifies its RMBS and CMBS as available-for-sale securities.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery, in fair value of the security, and (iii) the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Comprehensive Income (Loss)

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

Share-Based Compensation

The Company has adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate the officers and employees of the Manager and its affiliates under this plan pursuant to the management agreement.

Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant, for awards to the Company’s independent directors. Compensation related to stock awards to officers and employees of the Manager and its affiliates are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends Topic 220 and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Updated 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Updated No. 2011-05” (ASU 2011-12). ASU 2011-12 amends and defers changes in Update 2011-05 that relates to the presentation on the face of the financial statement of the reclassification adjustments out of accumulated other comprehensive income for all periods presented. The Company early adopted ASU 2011-05.

Recent Accounting Pronouncements Not Yet Adopted

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). ASU 2011-03 simplifies the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 amends Topic 820 and does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2011 and 2010, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at December 31, 2011 and 2010.

December 31, 2011

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,289,495	123,610	2,413,105	36,454	2,449,559	4.18%	2.85%
30 year fixed-rate	6,055,045	410,257	6,465,302	116,309	6,581,611	4.95%	3.66%
ARM	113,413	2,398	115,811	2,065	117,876	3.40%	3.07%
Hybrid ARM	1,321,339	30,516	1,351,855	22,630	1,374,485	3.29%	2.59%

Total Agency	9,779,292	566,781	10,346,073	177,458	10,523,531	4.53%	3.33%

MBS-CMO	765,172	(592,342)	172,830	(4,368)	168,462	2.86%	3.52%
Non-Agency RMBS(3)	2,719,797	(252,135)	2,467,662	(108,434)	2,359,228	4.57%	5.07%
CMBS	1,250,607	(21,805)	1,228,802	(65,874)	1,162,928	5.38%	5.60%

Total	14,514,868	(299,501)	14,215,367	(1,218)	14,214,149	4.52%	3.83%

(1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.

(2) Average yield incorporates future prepayment and loss assumptions.

(3) The non-Agency RMBS held by the Company is 9.8% fixed rate, 5.2% floating rate and 85.0% variable rate based on fair value.

December 31, 2010						Net
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Weighted Average Coupon (1)	Average Yield (2)
Agency RMBS:
15 year fixed-rate	1,789,891	99,611	1,889,502	(8,688)	1,880,814	4.49%	2.89%
30 year fixed-rate	2,059,475	163,332	2,222,807	6,771	2,229,578	5.54%	3.57%
ARM	21,926	1,080	23,006	(494)	22,512	4.23%	2.55%
Hybrid ARM	70,253	1,612	71,865	448	72,313	3.68%	2.71%

Total Agency	3,941,545	265,635	4,207,180	(1,963)	4,205,217	5.03%	3.25%

MBS-CMO	57,232	(30,248)	26,984	1,821	28,805	4.92%	3.59%
Non-Agency RMBS(3)	1,168,797	(339,501)	829,296	17,072	846,368	4.83%	5.47%
CMBS	488,246	(4,640)	483,606	14,337	497,943	5.35%	5.51%

Total	5,655,820	(108,754)	5,547,066	31,267	5,578,333	5.01%	3.78%

(1) Net weighted average coupon (“WAC”) is presented net of servicing and other fees.

(2) Average yield incorporates future prepayment and loss assumptions.

(3) The non-Agency RMBS held by the Company is 14.3% fixed rate, 8.7% floating rate and 77.0% variable rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of December 31, 2011 and December 31, 2010, respectively:

$ in thousands	December 31, 2011	% of Non-Agency	December 31, 2010	% of Non-Agency

Re-REMIC Senior	1,634,376	69.3%	-	-
Prime	482,113	20.4%	516,723	61.1%
Alt-A	231,936	9.8%	329,645	38.9%
Subprime	10,803	0.5%	-	-

Total Non-Agency	2,359,228	100.0%	846,368	100%

The components of the carrying value of the Company’s investment portfolio at December 31, 2011 and 2010 are presented below.

$ in thousands	December 31, 2011	December 31, 2010
Principal balance	14,514,868	5,655,820
Unamortized premium	587,430	271,728
Unamortized discount	(886,931)	(380,482)
Gross unrealized gains	203,965	75,231
Gross unrealized losses	(205,183)	(43,964)

Fair value	14,214,149	5,578,333

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of December 31, 2011 and 2010:

$ in thousands	December 31, 2011	December 31, 2010
Less than one year	68,217	26,214
Greater than one year and less than five years	12,150,472	3,304,668
Greater than or equal to five years	1,995,460	2,247,451

Total	14,214,149	5,578,333

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2011 and 2010, respectively:

December 31, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	149,092	(754)	-	-	149,092	(754)
30 year fixed-rate	844,272	(5,563)	-	-	844,272	(5,563)
ARM	25,508	(179)	13,062	(52)	38,570	(231)
Hybrid ARM	24,929	(73)	-	-	24,929	(73)

Total Agency	1,043,801	(6,569)	13,062	(52)	1,056,863	(6,621)

MBS-CMO	50,084	(8,362)	-	-	50,084	(8,362)
Non-Agency RMBS	1,981,046	(104,813)	46,193	(11,622)	2,027,239	(116,435)
CMBS	796,965	(73,765)	-	-	796,965	(73,765)

Total	3,871,896	(193,509)	59,255	(11,674)	3,931,151	(205,183)

December 31, 2010	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	1,039,444	(17,284)	-	-	1,039,444	(17,284)
30 year fixed-rate	802,118	(10,885)	-	-	802,118	(10,885)
ARM	14,911	(251)	7,601	(244)	22,512	(495)
Hybrid ARM	10,912	(17)	-	-	10,912	(17)

Total Agency	1,867,385	(28,437)	7,601	(244)	1,874,986	(28,681)

MBS-CMO	-	-	-	-	-	-
Non-Agency RMBS	370,839	(13,242)	-	-	370,839	(13,242)
CMBS	138,037	(2,041)	-	-	138,037	(2,041)

Total	2,376,261	(43,720)	7,601	(244)	2,383,862	(43,964)

Gross unrealized losses on the Company’s Agency RMBS were $6.6 million at December 31, 2011. Due to the inherent credit quality of Agency RMBS, the Company determined that at December 31, 2011, any unrealized losses on its Agency RMBS portfolio were temporary.

Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $198.6 million at December 31, 2011. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
$ in thousands	2011	2010	2009

Accumulated other comprehensive income from investment securities:

Unrealized gain on MBS at beginning of period, net	31,267	12,741	-

Unrealized gain (loss) on MBS, net	(32,485)	18,526	12,741

Balance at the end of period	(1,218)	31,267	12,741

During the years ended December 31, 2011 and 2010 the Company reclassified $7.5 million of net unrealized losses and $1.8 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

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

The following table presents the other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009.

	000,000	000,000	000,000
	Years Ended December 31,
$ in thousands	2011	2010	2009

Credit related other-than-temporary impairments included in earnings	-	510	-

Non-credit related other-than-temporary impairments recognized in other comprehensive income	-	-	-

Total other-than-temporary impairment losses	-	510	-

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009.

	000,000	000,000	000,000
	Years Ended December 31,
$ in thousands	2011	2010	2009

Cumulative credit loss amount at the beginning of the period	510	-	-

Additions for credit losses for which other-than-temporary impairment had not been previously recognized	-	510	-

Reductions for securities sold	(510)	-	-

Cumulative credit loss amount at end of period	-	510	-

The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the years ended December 31, 2011, 2010 and 2009.

For the Year ended December 31, 2011		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	344,447	(85,566)	258,881
Non-Agency	104,547	35,230	139,777
CMBS	54,508	226	54,734
Other	(40)	-	(40)

Total	503,462	(50,110)	453,352

For the Year ended December 31, 2010		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	76,602	(22,794)	53,808
Non-Agency	38,250	29,851	68,101
CMBS	11,936	342	12,278
Other	42	-	42

Total	126,830	7,399	134,229

For the Year ended December 31, 2009		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	16,660	(3,835)	12,825
Non-Agency	3,182	5,333	8,515
CMBS	1,894	266	2,160
Other	29	-	29

Total	21,765	1,764	23,529

Note 4 – Investments in Unconsolidated Ventures

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco IMRF Fund”) that receives financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund approximately $20.3 million in aggregate of additional capital at December 31, 2011 for the Invesco IMRF Fund and AIV. The Company realized approximately $6.0 million (2010: $4.8 million; 2009: $63,000) of equity in earnings for the years ended December 31, 2011. The Company also realized $3.8 million of unrealized loss and $3.5 million and $8,000 of unrealized gain from these investments for the year ended December 31, 2011, 2010 and 2009, respectively.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the Invesco IMRF Fund and AIV are allocated in accordance with the terms of the entities’ limited partnership agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investment in both unconsolidated ventures. The fair value measurement for the investment in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.

IMRF Loan Portfolio Member LLC

On December 31, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”), a limited partnership managed by AIV. IMRF acquired the mortgage portfolio on the same day. The Company has fully funded its commitment to IMRF. The Company recognized no income or loss in respect of its ownership interests in IMRF for the year ended December 31, 2011. The Company realized approximately $759,000 of equity in earnings and $325,000 of unrealized appreciation from these investments for the year ended December 31, 2011.

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

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.68% and 0.57% at 2011 and 2010, respectively. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2011 and 2010:

$ in thousands	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
Agency RMBS	9,491,538	0.38%	3,483,440	0.33%
Non-Agency RBS	1,916,620	1.79%	459,979	1.76%
CMBS	844,880	1.55%	401,240	1.30%

Total	12,253,038	0.68%	4,344,659	0.57%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at December 31, 2011.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2011 and 2010:

December 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	2,419,546	19.8%	2,738,101
Nomura Securities International, Inc.	1,069,235	8.7%	1,152,957
Mitsubishi UFJ Securities (USA), Inc.	925,863	7.6%	979,907
Industrial and Commercial Bank of China Financial Services LLC	848,919	6.9%	895,760
South Street Securities LLC	772,637	6.3%	818,513
JP Morgan Securities Inc.	663,879	5.4%	764,972
Morgan Stanley & Co. Incorporated	645,570	5.3%	710,729
Goldman, Sachs & Co.	606,922	5.0%	649,514
RBS Securities Inc.	593,051	4.8%	671,073
ING Financial Market LLC	537,122	4.4%	568,813
Deutsche Bank Securities Inc.	531,302	4.3%	579,659
Banc of America Securities LLC	455,954	3.7%	521,888
CitiGroup Global Markets Inc.	447,280	3.7%	476,511
Royal Bank of Canada	422,700	3.4%	482,988
Wells Fargo Securities, LLC	389,803	3.2%	479,926
BNP Paribas Securities Corp.	348,707	2.8%	372,876
Mizuho Securities USA Inc.	186,997	1.5%	206,594
Guggenheim Liquidity Services, LLC	139,744	1.1%	147,786
Daiwa Capital Markets America Inc	106,121	0.9%	113,695
UBS Securities Inc.	80,083	0.7%	84,561
Cantor Fitzgerald & Co.	61,603	0.5%	63,999

Total	12,253,038	100.0%	13,480,822

December 31, 2010 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	974,369	22.4%	1,072,719
Wells Fargo Securities, LLC	614,365	14.1%	710,529
Morgan Stanley & Co. Incorporated	468,748	10.8%	511,022
Deutsche Bank Securities Inc.	463,087	10.7%	493,533
Barclays Capital Inc.	287,469	6.6%	322,035
Goldman, Sachs & Co.	273,369	6.4%	291,512
Mitsubishi UFJ Securities (USA), Inc.	261,594	6.0%	273,131
BNP Paribas Securities Corp.	228,566	5.3%	239,218
JP Morgan Securities Inc.	227,261	5.2%	255,403
RBS Securities Inc.	210,332	4.8%	241,331
Banc of America Securities LLC	200,081	4.6%	220,018
Nomura Securities International, Inc.	135,418	3.1%	144,586

Total	4,344,659	100.0%	4,775,037

Company MBS held by counterparties as security for repurchase agreements was $13.5 billion and $4.8 billion at December 31, 2011 and 2010, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 110% and 110% for 2011 and 2010, respectively.

Cash collateral held by the counterparties at December 31, 2011 and 2010 was $37.5 million and $81.3 million, respectively.

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

At December 31, 2011 and 2010, the open CDS sold by the Company is summarized as follows:

$ in thousand	December 31, 2011	December 31, 2010
Fair value amount	1,339	-
Notional amount	112,128	149,964
Maximum potential amount of future undiscounted payments	112,128	112,500
Recourse provisions with third parties	-	-
Collateral held by counterparty	17,324	-

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the year ended December 31, 2011, the Company recorded $764,000 (2010: $90,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $121.6 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 113 months.

As of December 31, 2011, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

			Fixed Interest Rate
Counterparty	Notional	Maturity Date	in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%

Total	6,925,000		2.29%

At December 31, 2011, the Company’s counterparties held approximately $19.7 million of cash margin deposits and approximately $447.6 million in Agency RMBS as collateral against its swap contracts. The cash is classified as restricted cash and the Agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31, 2011 and 2010.

$ in thousands
Asset Derivatives				Liability Derivatives
As of December 31, 2011		As of December 31, 2010		As of December 31, 2011		As of December 31, 2010
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
				Interest rate		Interest rate
Interest rate		Interest rate		swap		swap
swap asset	-	swap asset	33,255	liability	396,780	liability	37,850
CDS	1,339

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	494,053	Interest Expense	102,632	Other Expense	764

Year ended December 31, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	15,252	Interest Expense	14,529	Other Expense	90

Year ended December 31, 2009

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	6,420	Interest Expense	2,638	Other Expense	-

Amount of gain recognized in income on derivative
Derivative	Location of unrealized gain
not designated as	recognized in income	Year ended months ended	Year ended months ended
hedging instrument	on derivative	December 31, 2011	December 31, 2010
CDS Contract	Realized and unrealized credit default swap income	1,339	-

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

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $402.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $19.7 million of cash and $447.6 million of Agency RMBS at December 31, 2011. If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through December 31, 2011.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at December 31, 2011 and 2010 are summarized below:

	December 31, 2011
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	-	14,214,149	-	14,214,149
Investments in unconsolidated ventures	-	-	68,793	68,793
Derivatives	-	-	1,339	1,339

Total	-	14,214,149	70,132	14,284,281

Liabilities
Derivatives	-	396,780	-	396,780

Total	-	396,780	-	396,780

	December 31, 2010
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	-	5,578,333	-	5,578,333
Investments in unconsolidated ventures	-	-	54,725	54,725
Derivatives	-	33,255	-	33,255

Total	-	5,611,588	54,725	5,666,313

Liabilities
Derivatives	-	37,850	-	37,850

Total	-	37,850	-	37,850

(1)  For more detail about the fair value of our MBS and type of securities, see Note 3 in the consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2011	December 31, 2010
Beginning balance	54,725	4,128
Purchases	74,365	56,357
Sales and settlements	(63,598)	(14,036)
Total net gains / (losses) included in net income
Realized gains/(losses), net	6,760	4,780
Unrealized gains/(losses), net	(3,459)	3,496
Unrealized gain/(losses), net included in other comprehensive income	-	-

Ending balance	68,793	54,725

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2011	December 31, 2010
Beginning balance	-	-
Purchases	-	-
Sales and settlements	-	-
Total net gains / (losses) included in net income
Realized gains/(losses), net	-	-
Unrealized gains/(losses), net	1,339	-
Unrealized gain/(losses), net included in other comprehensive income	-	-

Ending balance	1,339	-

The fair value of the repurchase agreements is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. At December 31, 2011 the Company’s repurchase agreements had a fair value of $12.3 billion (2010: $4.3 billion) and a carrying value of $12.3 billion (2010: $4.3 billion).

Note 8 – Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Manager and its affiliates provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer and Controller, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor is the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

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

The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment managed by the Manager. The fee reduction occurs at the equity investment level.

For the year ended December 31, 2011, the Company incurred management fees of approximately $26.3 million (2010: $8.1 million; 2009: $1.5 million) of which $8.6 million (2010: $3.0 million; 2009: $756,000) was accrued but has not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.

For the year ended December 31, 2011, the company incurred costs, originally paid by Invesco, of approximately $5.3 million (2010: $3.8 million; 2009: $1.1 million). Approximately $4.3 million (2010: $2.7 million; 2009: $366,000) was expensed for the year ended December 31, 2011. Approximately $969,000 (2010: $1.1 million; 2009: $660,000) was charged against equity as a cost of raising capital for the year ended December 31, 2011.

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

Note 9 – Shareholders’ Equity

Securities Convertible into Shares of Common Stock

The limited partner who holds units of the Operating Partnership (“OP Units”) has the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which includes the ability of the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager and its affiliates.

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

Public Offerings

On March 25, 2011, the Company completed a follow-on common stock offering of 19,000,000 shares of common stock and an issuance of an additional 2,850,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.07 per share. Net proceeds to the Company were $460.1 million, net of issuance costs of approximately $317,000.

On June 23, 2011, the Company completed a follow-on common stock offering of 17,000,000 shares of common stock and an issuance of an additional 2,550,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $20.15 per share. Net proceeds to the Company were $388.8 million, net of issuance costs of approximately $5.1 million.

On August 23, 2011, the Company completed a follow-on common stock offering of 20,000,000 shares of common stock at $18.37 per share. Net proceeds to the Company were $362.3 million, net of issuance costs of approximately $5.1 million.

During the year ended December 31, 2011, the Company issued 4,121,638 shares of common stock at an average price of $20.93 under the share purchase feature of the Company’s Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds to the Company of approximately $85.8 million, net of issuance costs.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $143,000 (2010: $105,000; 2009: $38,000) for the year ended December 31, 2011. During the year ended December 31, 2011 the Company issued 7,053 (2010: 4,173; 2009: 912) shares of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

The Company recognized compensation expense of approximately $60,000 (2010: $25,000; 2009: $0) for the year ended December 31, 2011 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

On March 17, 2011, the Company issued 896 shares of common stock (net of tax withholding) in exchange for 1,430 restricted stock units which vested under the Incentive Plan. The remaining restricted stock units awarded to the executive officers of the Company on March 17, 2010 were forfeited in March 2011.

Dividends

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2011
December 8, 2011	$0.65	January 27, 2012
September 8, 2011	$0.80	October 27, 2011
June 9, 2011	$0.97	July 28, 2011
March 14, 2011	$1.00	April 27, 2011

2010
December 14, 2010	$0.97	January 27, 2011
September 20, 2010	$1.00	October 27, 2010
June 21, 2010	$0.74	July 27, 2010
March 17, 2010	$0.78	April 22, 2010

Note 10 – Earnings per Share

Earnings per share for the years ended December 31, 2011, 2010 and 2009 is computed as follows:

$ in thousands	Years Ended December 31,
	2011	2010	2009
Numerator (Income)
Basic Earnings
Net income available to common shareholders	281,915	98,399	15,094
Effect of dilutive securities:
Income allocated to non-controlling interest	4,882	5,326	2,417

Dilutive net income available to shareholders	286,797	103,725	17,511

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	86,365	26,039	4,480
Effect of dilutive securities:
Restricted Stock Awards	14	4	-
OP Units	1,425	1,425	718

Dilutive Shares	87,804	27,468	5,198

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2011 and 2010, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% and 2.8% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the year ended December 31, 2011 was approximately $4.9 million (2010: $5.3 million; 2009: $2.4 million). For the year ended December 31, 2011, distributions paid to the non-controlling interest were $5.3 million (2010: $5.1 million; 2009: $0.9 million). As of December 31, 2011, distributions payable to the non-controlling interest were approximately $0.9 million (2010: $1.4 million; 2009: $1.5 million).

Note 12 - Summarized Quarterly (Unaudited)

The following is a presentation of selected unaudited results of operations for the quarters ended:

$ in thousands, except per share data	Q411	Q311	Q211	Q111	Q410	Q310	Q210	Q110
Revenues:
Interest income	137,545	138,291	108,980	68,536	50,945	36,067	29,207	18,010
Interest expense	55,004	50,452	34,207	15,578	10,652	8,873	6,379	3,652

Net interest income	82,541	87,839	74,773	52,958	40,293	27,194	22,828	14,358

Other income (loss)
Gain on sale of investments	2,517	3,637	3,605	1,200	2,392	(311)	642	733
Equity in earnings and fair value change in unconsolidated limited partnerships	563	(993)	1,873	1,858	2,388	3,793	1,649	446
Loss on other-than-temporarily impaired securities	-	-	-	-	-	(124)	(262)	(124)
Unrealized loss on interest rate swaps	(109)	(453)	(197)	(5)	(46)	(9)	(10)	(25)
Gain on credit default swap	659	858	1,259	2,532	13	-	-	-

Total other income (loss)	3,630	3,049	6,540	5,585	4,747	3,349	2,019	1,030

Expenses	9,650	8,714	6,911	4,843	4,160	2,924	2,788	2,221

Net income	76,521	82,174	74,402	53,700	40,880	27,619	22,059	13,167

Net income attributable to non-controlling interest	934	1,090	1,406	1,452	1,466	1,433	1,309	1,118

Net income attributable to common shareholders	75,587	81,084	72,996	52,248	39,414	26,186	20,750	12,049

Earnings per share:

Net income attributable to common shareholders (basic/diluted)	0.66	0.79	0.99	1.01	1.00	1.01	0.91	0.77

NM = not meaningful

Note 13 – Subsequent Events

None noted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer
Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Richard J. King Richard J. King	President and Chief Executive Officer (principal executive officer)	February 29, 2012

By:	/s/ Donald R. Ramon Donald R. Ramon	Chief Financial Officer (principal financial and accounting officer)	February 29, 2012

By:	/s/ G. Mark Armour G. Mark Armour	Director	February 29, 2012

By:	/s/ Karen Dunn Kelley Karen Dunn Kelley	Director	February 29, 2012

By:	/s/ James S. Balloun James S. Balloun	Director	February 29, 2012

By:	/s/ John S. Day John S. Day	Director	February 29, 2012

By:	/s/ Neil Williams Neil Williams	Director	February 29, 2012