Form 10-Q
period 2012-03-31
Invesco Mortgage Capital Inc.
filed 2012-05-09
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of May 9, 2012, there were 115,404,893 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	15,577,764	14,214,149
Cash	155,803	197,224
Restricted cash	16,068	74,496
Investment related receivable	35,081	160,424
Investments in unconsolidated ventures, at fair value	52,187	68,793
Accrued interest receivable	56,176	54,167
Derivative assets, at fair value	1,171	1,339
Other assets	1,425	1,575

Total assets	15,895,675	14,772,167

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,006,380	12,253,038
Derivative liability, at fair value	380,200	396,780
Dividends and distributions payable	75,939	75,933
Investment related payable	259,468	107,032
Accrued interest payable	12,084	12,377
Accounts payable and accrued expenses	796	556
Due to affiliate	8,944	9,038

Total liabilities	13,743,811	12,854,754

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 115,403,555 and 115,395,695 shares issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	1,154	1,154
Additional paid in capital	2,299,661	2,299,543
Accumulated other comprehensive income (loss)	(169,887)	(393,291)
Distributions in excess of earnings	(6,998)	(15,068)

Total shareholders’ equity	2,123,930	1,892,338

Non-controlling interest	27,934	25,075

Total equity	2,151,864	1,917,413

Total liabilities and equity	15,895,675	14,772,167

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2012	2011
Revenues
Interest income	141,960	68,536
Interest expense	55,285	15,578

Net interest income	86,675	52,958

Other income
Gain on sale of investments	6,045	1,200
Equity in earnings and fair value change in unconsolidated ventures	1,009	1,858
Unrealized loss on interest rate swaps	(509)	(5)
Realized and unrealized credit default swap income	657	2,532

Total other income	7,202	5,585

Expenses
Management fee – related party	8,639	3,975
General and administrative	1,130	868

Total expenses	9,769	4,843

Net income	84,108	53,700

Net income attributable to non-controlling interest	1,026	1,452

Net income attributable to common shareholders	83,082	52,248

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.72	1.01

Dividends declared per common share	0.65	1.00

Weighted average number of shares of common stock:
Basic	115,398	51,857

Diluted	116,846	53,287

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2012	2011
Net income	84,108	53,700

Other comprehensive income
Unrealized gains on available for sale securities, net	209,073	9,949
Unrealized gains on derivatives, net	17,089	30,200

Other comprehensive income	226,162	40,149

Comprehensive income	310,270	93,849
Less: comprehensive income attributable to non-controlling interest	(3,784)	(2,353)

Comprehensive income attributable to common shareholders	306,486	91,496

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2012

(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts			Additional	Accumulated Other	Distributions in	Total	Non-
	Common Stock		Paid in	Comprehensive	excess of	Shareholders’	Controlling	Total
	Shares	Amount	Capital	Income (loss)	earnings	Equity	Interest	Equity
Balance at January 1, 2012	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413

Net income	—	—	—	—	83,082	83,082	1,026	84,108
Other comprehensive income	—	—	—	223,404	—	223,404	2,758	226,162
Net proceeds from issuance of common stock, net of of offering costs	2,496	—	42	—	—	42	—	42
Stock awards	5,364	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(75,012)	(75,012)	—	(75,012)
Common unit dividends	—	—	—	—	—	—	(926)	(926)
Amortization of equity-based compensation	—	—	76	—	—	76	1	77

Balance at March 31, 2012	115,403,555	1,154	2,299,661	(169,887)	(6,998)	2,123,930	27,934	2,151,864

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	84,108	53,700
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	25,402	5,173
Unrealized loss on interest swap	509	5
Unrealized (gain) loss on credit default swap	168	(1,445)
Gain on sale of mortgage-backed securities	(6,045)	(1,200)
Equity in earnings and fair value change in unconsolidated ventures	(1,009)	(1,858)
Amortization of equity-based compensation	77	30
Changes in operating assets and liabilities
Increase in accrued interest	(2,009)	(8,602)
(Increase) decrease in other assets	150	(121)
(Decrease) increase in accrued interest payable	(293)	2,810
(Decrease) increase in due to affiliate	(57)	908
(Decrease) increase in accounts payable and accrued expenses	281	(102)

Net cash provided by operating activities	101,282	49,298

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,005,516)	(1,905,329)
Distributions from investment in unconsolidated ventures, net	17,615	1,839
Principal payments from mortgage-backed securities	540,608	223,615
Investment related receivable	(274)	—
Proceeds from sale of mortgage-backed securities	570,409	42,466

Net cash used in investing activities	(877,158)	(1,637,409)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	(36)	470,138
Restricted cash	57,082	(35,152)
Proceeds from repurchase agreements	33,933,342	11,852,390
Principal repayments of repurchase agreements	(33,180,000)	(10,445,888)
Investment related payable	—	13,056
Payments of dividends and distributions	(75,933)	(49,741)

Net cash provided by financing activities	734,455	1,804,803

Net change in cash	(41,421)	216,692
Cash, beginning of period	197,224	63,552

Cash, end of period	155,803	280,244

Supplement disclosure of cash flow information
Interest paid	55,577	12,763

Non-cash investing and financing activities information

Net change in unrealized gain on available-for-sale securities and derivatives	226,163	40,149

Net change in unconsolidated ventures	—	3,469

Net change in restricted cash	1,346	(5,949)

Dividends and distributions declared not paid	75,939	51,729

Payable for mortgage-backed securities purchased	(279,399)	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2012, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Company has secured commitments for the Company with a number of repurchase agreement counterparties. The Company also finances its investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco Mortgage Recovery Feeder Fund that invests in public-private investment funds (“PPIF”) managed by the Company’s Manager (“Invesco IMRF Fund”) as part of the Public-Private Investment Program (“PPIP”) created by the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At March 31, 2012, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). The guidance clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The company adopted these provisions for the period ended March 31, 2012.

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

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. When applicable, included with available-for-sale securities are forward purchase commitments on to be announced securities (“TBA”). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability as a payable for investments purchased until the settlement date of the transaction. This payable is presented in the “Investment related payable” line item on the consolidated balance sheet.

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

The Company measures the fair value of the investments in unconsolidated ventures on the basis of the net asset value per share of the investments.

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

Recent Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 amends Topic 820 and does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities was not permitted. The additional disclosure requirements were incorporated in Note 3, “Mortgage-Backed Securities” and Note 7, “Financial Instruments”.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2012 and December 31, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at March 31, 2012 and December 31, 2011.

March 31, 2012
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,348,425	124,930	2,473,355	50,995	2,524,350	4.12%	2.80%
30 year fixed-rate	6,822,262	462,516	7,284,778	133,154	7,417,932	4.83%	3.63%
ARM	170,196	4,591	174,787	3,009	177,796	3.22%	2.77%
Hybrid ARM	1,402,233	34,345	1,436,578	29,387	1,465,965	3.26%	2.68%

Total Agency pass-through	10,743,116	626,382	11,369,498	216,545	11,586,043	4.44%	3.31%

Agency-CMO (3)	1,162,414	(709,323)	453,091	3,724	456,815	2.83%	3.05%
Non-Agency RMBS(4)	2,573,956	(236,118)	2,337,838	(39,912)	2,297,926	4.33%	4.97%
CMBS	1,228,371	(18,889)	1,209,482	27,498	1,236,980	5.38%	5.57%

Total	15,707,857	(337,948)	15,369,909	207,855	15,577,764	4.38%	3.73%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The Agency CMO held by the Company is 13.6% interest-only securities and 86.4% CMO.
(4)	The non-Agency RMBS held by the Company is 10.1% fixed rate, 5.4% floating rate and 84.5% variable rate based on fair value.

December 31, 2011
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,289,495	123,610	2,413,105	36,454	2,449,559	4.18%	2.85%
30 year fixed-rate	6,055,045	410,257	6,465,302	116,309	6,581,611	4.95%	3.66%
ARM	113,413	2,398	115,811	2,065	117,876	3.40%	3.07%
Hybrid ARM	1,321,339	30,516	1,351,855	22,630	1,374,485	3.29%	2.59%

Total Agency pass-through	9,779,292	566,781	10,346,073	177,458	10,523,531	4.53%	3.33%

Agency-CMO (3)	765,172	(592,342)	172,830	(4,368)	168,462	2.86%	3.52%
Non-Agency RMBS(4)	2,719,797	(252,135)	2,467,662	(108,434)	2,359,228	4.57%	5.07%
CMBS	1,250,607	(21,805)	1,228,802	(65,874)	1,162,928	5.38%	5.60%

Total	14,514,868	(299,501)	14,215,367	(1,218)	14,214,149	4.52%	3.83%

(1)	Net weighted average coupon (“WAC”) is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment and loss assumptions.
(3)	The Agency CMO held by the Company is 28.3% interest-only securities and 71.7% CMO.
(4)	The non-Agency RMBS held by the Company is 9.8% fixed rate, 5.2% floating rate and 85.0% variable rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of March 31, 2012 and December 31, 2011, respectively:

$ in thousands	March 31,2012	% of Non-Agency	December 31,2011	% of Non-Agency
Re-REMIC Senior	1,589,723	69.2%	1,634,376	69.3%
Prime	471,864	20.5%	482,113	20.4%
Alt-A	226,500	9.9%	231,936	9.8%
Subprime	9,839	0.4%	10,803	0.5%

Total Non-Agency	2,297,926	100.0%	2,359,228	100.0%

The components of the carrying value of the Company’s investment portfolio at March 31, 2012 and December 31, 2011 are presented below.

$ in thousands	March 31, 2012	December 31, 2011
Principal balance	15,707,857	14,514,868
Unamortized premium	648,514	587,430
Unamortized discount	(986,462)	(886,931)
Gross unrealized gains	304,796	203,965
Gross unrealized losses	(96,941)	(205,183)

Fair value	15,577,764	14,214,149

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of March 31, 2012 and December 31, 2011:

$ in thousands	March 31, 2012	December 31, 2011
Less than one year	106,894	68,217
Greater than one year and less than five years	10,255,694	12,150,472
Greater than or equal to five years	5,215,176	1,995,460

Total	15,577,764	14,214,149

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, respectively:

March 31, 2012	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	229,918	(585)	—	—	229,918	(585)
30 year fixed-rate	1,144,850	(7,079)	—	—	1,144,850	(7,079)
ARM	49,953	(36)	—	—	49,953	(36)
Hybrid ARM	20,964	(7)	—	—	20,964	(7)

Total Agency pass-through	1,445,685	(7,707)	—	—	1,445,685	(7,707)

Agency-CMO	103,870	(5,121)	—	—	103,870	(5,121)
Non-Agency RMBS	1,006,684	(44,764)	203,080	(18,680)	1,209,764	(63,444)
CMBS	339,579	(20,669)	—	—	339,579	(20,669)

Total	2,895,818	(78,261)	203,080	(18,680)	3,098,898	(96,941)

December 31, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	149,092	(754)	—	—	149,092	(754)
30 year fixed-rate	844,272	(5,563)	—	—	844,272	(5,563)
ARM	25,508	(179)	13,062	(52)	38,570	(231)
Hybrid ARM	24,929	(73)	—	—	24,929	(73)

Total Agency pass-through	1,043,801	(6,569)	13,062	(52)	1,056,863	(6,621)

Agency-CMO	50,084	(8,362)	—	—	50,084	(8,362)
Non-Agency RMBS	1,981,046	(104,813)	46,193	(11,622)	2,027,239	(116,435)
CMBS	796,965	(73,765)	—	—	796,965	(73,765)

Total	3,871,896	(193,509)	59,255	(11,674)	3,931,151	(205,183)

Gross unrealized losses on the Company’s Agency RMBS were $7.7 million at March 31, 2012. Due to the inherent credit quality of Agency RMBS, the Company determined that at March 31, 2012, any unrealized losses on its Agency RMBS portfolio were temporary.

Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, and CMBS were $89.2 million at March 31, 2012. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three months ended March 31, 2012 and 2011.

$ in thousands	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	(1,218)	31,267
Unrealized gain on MBS, net	209,073	9,949

Balance at the end of period	207,855	41,216

During the three months ended March 31, 2012, the Company reclassified $3.2 million of net unrealized gains from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

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

The Company did not have other-than-temporary impairments for the three months ended March 31, 2012 and 2011.

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three months ended March 31, 2012 and 2011.

	Three Months ended	Three Months ended
$ in thousands	March 31, 2012	March 31, 2011
Cumulative credit loss amount at the beginning of the period	—	510
Additions for credit losses for which other-than-temporary impairment
Reductions for securities sold	—	—

Cumulative credit loss amount at end of period	—	510

The following table presents components of interest income on the Company’s Agency and non-Agency portfolio for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	122,314	(31,497)	90,817
Non-Agency	28,283	5,928	34,211
CMBS	16,810	168	16,978
Other	(46)	—	(46)

Total	167,361	(25,401)	141,960

For the three months ended March 31, 2011
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	51,358	(14,222)	37,136
Non-Agency	15,503	8,966	24,469
CMBS	6,808	82	6,890
Other	41	—	41

Total	73,710	(5,174)	68,536

Note 4 – Investments in Unconsolidated Ventures

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to a legacy securities PPIF managed by the Manager, Invesco Mortgage Recovery Feeder Fund, L.P. (the “Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the

Company increased its overall commitment to $100.0 million, which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund approximately $20.3 million in aggregate of additional capital at March 31, 2012 for the Invesco IMRF Fund and AIV. The Company realized approximately $353,000 (2011: $2.1 million) of equity in earnings for the three months ended March 31, 2012 related to these investments. The Company also realized $151,000 of unrealized gain (2011: $234,000 of unrealized loss) from these investments for the three months ended March 31, 2012.

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

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”), a limited partnership managed by AIV. IMRF acquired the mortgage portfolio on the same day. The Company has fully funded its commitment to IMRF. The Company realized approximately $354,000 of equity in earnings and $152,000 of unrealized appreciation from these investments for the three months ended March 31, 2012.

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

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.61% and 0.68% at March 31, 2012 and December 31, 2011, respectively. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2012 and December 31, 2011:

$ in thousands	March 31, 2012		December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	10,426,516	0.34%	9,491,538	0.38%
Non-Agency RMBS	1,698,214	1.76%	1,916,620	1.79%
CMBS	881,650	1.55%	844,880	1.55%

Total	13,006,380	0.61%	12,253,038	0.68%

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at March 31, 2012.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2012 and December 31, 2011:

March 31, 2012 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,576,540	12.1%	1,868,093
Nomura Securities International, Inc.	1,125,383	8.7%	1,225,560
Industrial and Commercial Bank of China Financial Services LLC	918,185	7.1%	975,028
JP Morgan Securities Inc.	917,294	7.1%	1,043,080
Mitsubishi UFJ Securities (USA), Inc.	872,532	6.7%	925,747
South Street Securities LLC	750,070	5.8%	798,546
Goldman, Sachs & Co.	706,967	5.4%	763,031
Morgan Stanley & Co. Incorporated	639,303	4.9%	721,591
RBS Securities Inc.	636,347	4.9%	718,914
ING Financial Market LLC	597,565	4.6%	643,720
HSBC Securities (USA) Inc	538,081	4.1%	557,088
Royal Bank of Canada	519,031	4.0%	592,021
Deutsche Bank Securities Inc.	518,611	4.0%	564,157
Banc of America Securities LLC	513,709	3.9%	574,914
CitiGroup Global Markets Inc.	483,830	3.7%	527,734
Wells Fargo Securities, LLC	400,629	3.1%	490,981
Gleacher and Company Securities Inc	356,293	2.7%	377,018
BNP Paribas Securities Corp.	303,315	2.3%	334,690
Mizuho Securities USA Inc.	185,424	1.4%	198,993
TD Securities	152,576	1.2%	159,186
Guggenheim Liquidity Services, LLC	133,011	1.0%	141,814
Daiwa Capital Markets America Inc	100,999	0.8%	106,605
Cantor Fitzgerald & Co.	60,685	0.5%	64,706

Total	13,006,380	100.0%	14,373,217

December 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	2,419,546	19.8%	2,738,101
Nomura Securities International, Inc.	1,069,235	8.7%	1,152,957
Mitsubishi UFJ Securities (USA), Inc.	925,863	7.6%	979,907
Industrial and Commercial Bank of China Financial Services LLC	848,919	6.9%	895,760
South Street Securities LLC	772,637	6.3%	818,513
JP Morgan Securities Inc.	663,879	5.4%	764,972
Morgan Stanley & Co. Incorporated	645,570	5.3%	710,729
Goldman, Sachs & Co.	606,922	5.0%	649,514
RBS Securities Inc.	593,051	4.8%	671,073
ING Financial Market LLC	537,122	4.4%	568,813
Deutsche Bank Securities Inc.	531,302	4.3%	579,659
Banc of America Securities LLC	455,954	3.7%	521,888
CitiGroup Global Markets Inc.	447,280	3.7%	476,511
Royal Bank of Canada	422,700	3.4%	482,988
Wells Fargo Securities, LLC	389,803	3.2%	479,926
BNP Paribas Securities Corp.	348,707	2.8%	372,876
Mizuho Securities USA Inc.	186,997	1.5%	206,594
Guggenheim Liquidity Services, LLC	139,744	1.1%	147,786
Daiwa Capital Markets America Inc	106,121	0.9%	113,695
UBS Securities Inc.	80,083	0.7%	84,561
Cantor Fitzgerald & Co.	61,603	0.5%	63,999

Total	12,253,038	100.0%	13,480,822

Company MBS held by counterparties as security for repurchase agreements was $14.4 billion and $13.5 billion at March 31, 2012 and December 31, 2011, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 110% respectively. The increase in the collateral ratio was due to the change in asset mix.

Cash collateral held by the counterparties at March 31, 2012 and December 31, 2011 was zero and $37.5 million, respectively. Cash collateral was replaced by Agency RMBS.

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

At March 31, 2012 and December 31, 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	March 31, 2012	December 31, 2011
Fair value amount	1,171	1,339
Notional amount	103,323	112,128
Maximum potential amount of future undiscounted payments	103,323	112,128
Recourse provisions with third parties	—	—
Collateral held by counterparty	15,978	17,324

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

During the three months ended March 31, 2012, the Company recorded $509,000 (2011: $5,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $136.7 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 110 months.

As of March 31, 2012, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	175,000	8/5/2012	2.07%
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%

Total	6,925,000		2.29%

At March 31, 2012, the Company’s counterparties held approximately $90,000 of cash margin deposits and approximately $470.0 million in Agency RMBS as collateral against its swap contracts. The cash is classified as restricted cash and the Agency RMBS is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of March 31, 2012 and December 31, 2011.

$ in thousands
Asset Derivatives				Liability Derivatives
As of March 31, 2012		As of December 31, 2011		As of March 31, 2012		As of December 31, 2011
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	380,200	Interest rate swap liability	396,780
CDS	1,171	CDS	1,339

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2012 and 2011.

Three months ended March 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	18,331	Interest Expense	35,420	Other Expense	509

Three months ended March 31, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	21,873	Interest Expense	8,327	Other Expense	5

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Three months ended March 31, 2012	Three months ended March 31, 2011
CDS Contract	Realized and unrealized credit default swap income	(168)	1,445

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has an agreement with certain of its derivative counterparties that contains a provision where if the Company’s net asset value declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations. The Company also has an agreement with certain of its derivative counterparties that contain a provision where if the Company’s shareholders’ equity declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations.

The Company has an agreement with certain of its derivative counterparties that contain a provision where if the Company fails to maintain a minimum shareholders’ equity or market value of $100 million and $80 million, respectively, then the Company could be declared in default on its derivative obligations.

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $386.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of approximately $90,000 of cash and $470.0 million of Agency RMBS. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through March 31, 2012.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	15,577,764	—	15,577,764
Investments in unconsolidated ventures	—	—	52,187	52,187
Derivatives	—	—	1,171	1,171

Total	—	15,577,764	53,358	15,631,122

Liabilities
Derivatives	—	380,200	—	380,200

Total	—	380,200	—	380,200

	December 31, 2011
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	14,214,149	—	14,214,149
Investments in unconsolidated ventures	—	—	68,793	68,793
Derivatives	—	—	1,339	1,339

Total	—	14,214,149	70,132	14,284,281

Liabilities
Derivatives	—	396,780	—	396,780

Total	—	396,780	—	396,780

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2012	December 31, 2011
Beginning balance	68,793	54,725
Purchases	—	74,365
Sales and settlements	(17,615)	(63,598)
Total net gains / (losses) included in net income
Realized gains/(losses), net	706	6,760
Unrealized gains/(losses), net	303	(3,459)
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	52,187	68,793

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2012	December 31, 2011
Beginning balance	1,339	—
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(168)	1,339
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	1,171	1,339

The following table summarizes quantitative information about Level 3 fair value measurements:

$ in thousands	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	1,171	Discounted cash flow	Swap Rate		2.64%
			Discount Rate		1.27%
			Constant Prepayment Rate	3.0% - 25.0%	8.63%
			Constant Default Rate	0.6% - 28.2%	8.79%
			Loss Severity	47.8% - 76.1%	63.10%

The significant unobservable inputs used in the fair value measurement of the CDS contract are swap rate, discount rate, constant prepayment rate, constant default rate, and loss severity in the event of default. Significant increases (decreases) in swap rate, discount rate, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, discount rate, and loss severity and a directionally opposite change in the assumption used for constant prepayment rate.

The fair value of the repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality. At March 31, 2012 the repurchase agreements had a fair value of $13.0 billion and a carrying value of $13.0 billion. At December 31, 2011 the Company’s repurchase agreements had a fair value of $12.3 billion and a carrying value of $12.3 billion.

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

For the three months ended March 31, 2012, the Company incurred management fees of approximately $8.6 million (2011: $4.0 million), of which approximately $8.6 million (2011: $4.0 million), was accrued but has not been paid.

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

For the three months ended March 31, 2012, the Company incurred costs, originally paid by Invesco, of approximately $592,000 (2011:$1.4 million). Approximately $550,000 (2011: $1.2 million) was either prepaid or expensed for the three months ended March 31, 2012. Approximately $42,000 (2011: $174,000) was charged against equity as a cost of raising capital for the three months ended March 31, 2012.

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

Public Offerings

During the three months ended March 31, 2012, the Company issued 2,496 shares of common stock at an average price of $16.66 under the share purchase feature of the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) with total proceeds to the Company of approximately $42,000, net of issuance costs.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 (2011: $34,000) for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company issued 2,208 shares (2011: 1,428 shares), of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined using the closing stock market price on the date of the grant.

On March 2, 2012, the Company issued 15,827 restricted stock units to non-executive employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to employees of the Manager is recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in fair value at the date of grant and date the award was earned.

On March 15, 2012 and March 19, 2012, the Company issued 3,156 shares of common stock (net of tax withholding) to non-executive employees of the Manager in respect of restricted stock units which vested under the 2009 Equity Incentive Plan.

The Company recognized compensation expense of approximately $40,000 for the three months ended March 31, 2012 related to awards to non-executive employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

Dividends

On March 15, 2012, the Company declared a dividend of $0.65 per share of common stock. The dividend was paid on April 27, 2012 to shareholders of record as of the close of business on March 26, 2012.

Note 10 – Earnings per Share

Earnings per share for the three months ended March 31, 2012 and 2011 is computed as follows:

$ in thousands	Three Months Ended March 31,
	2012	2011
Numerator (Income)
Basic Earnings
Net income available to common shareholders	83,082	52,248
Effect of dilutive securities:
Income allocated to non-controlling interest	1,026	1,452

Dilutive net income available to shareholders	84,108	53,700

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	115,398	51,857
Effect of dilutive securities:
Restricted Stock Awards	23	5
OP Units	1,425	1,425

Dilutive Shares	116,846	53,287

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2012, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% (2011: 1.9%) interest in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2012 was approximately $1.0 million (2011: $1.5 million). For the three months ended March 31, 2012, distributions paid to the non-controlling interest were $926,300 (2011: $1.4 million), and payable to the non-controlling interest were approximately $926,300 (2011: $1.4 million).

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

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•

actions and initiatives of the U.S. government and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and mortgage loan modification programs and our ability to respond to and comply with such actions, initiatives and changes;

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. government Agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

Recent Developments

On March 15, 2012, we declared a dividend of $0.65 per share of common stock. The dividend was paid on April 27, 2012 to shareholders of record as of the close of business on March 26, 2012.

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

The Federal Housing Finance Agency (“FHFA”) and the Department of the Treasury introduced the Home Affordable Refinance Program (“HARP”) in early 2009. HARP provides borrowers, who may not otherwise qualify for refinancing because of declining home values or reduced access to mortgage insurance, the ability to refinance their mortgages into a lower interest rate and/or more stable mortgage product. On October 24, 2011, the FHFA announced a series of changes to the rules regarding the HARP with the intent of increasing the number of borrowers eligible to refinance their mortgage under this program. The FHFA announced changes to the guidelines related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for the HARP until December 31, 2013. It does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009. We do not expect the current HARP or future modifications to have a material impact on our results of operations in future periods.

On March 13, 2012, the U.S. Federal Reserve announced that it would keep the target range for the federal funds rate at 0 to  1/4 percent and it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Low levels of federal funds rates may reduce our borrowing costs. However, there can be no assurance that federal funds rates will remain near 0 percent, or that such low levels will reduce our cost of funds.

Investment Activities

As of March 31, 2012, 52.0% of our equity was invested in Agency RMBS, 28.5% in non-Agency RMBS, 17.1% in CMBS, and 2.4% in the Invesco PPIP Fund and other investments in unconsolidated ventures. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of March 31, 2012, we had approximately $7.4 billion in Agency 30-year fixed rate RMBS securities that offered higher coupons and call protection based on the collateral attributes. We balanced this with approximately $2.5 billion in Agency 15-year fixed rate RMBS securities, approximately $1.5 billion in Agency hybrid adjustable-rate mortgage RMBS (“ARMs”) and approximately $177.8 million in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of March 31, 2012, we had purchased approximately $2.3 billion non-Agency RMBS.

As of March 31, 2012, we owned approximately $1.2 billion in CMBS and financed $881.7 million in repurchase agreements. In addition, as of March 31, 2012, we had purchased approximately $456.8 million in CMOs.

During the three months ended March 31, 2012, we purchased approximately $2.3 billion of mortgage-backed securities. The average yield on these purchases as of March 31, 2012 is 3.1%.

Portfolio Characteristics

The table below represents the vintage of the credit assets as of March 31, 2012:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
Re-REMIC Senior	—	—	—	—	—	—	0.4%	7.1%	61.6%	69.1%
Prime	1.0%	1.2%	1.2%	3.4%	12.9%	—	—	—	0.9%	20.6%
Alt-A	—	—	1.4%	3.8%	4.7%	—	—	—	—	9.9%
Subprime	—	0.4%	—	—	—	—	—	—	—	0.4%

Total Non-Agency	1.0%	1.6%	2.6%	7.2%	17.6%	—	0.4%	7.1%	62.5%	100.0%

CMBS	—	—	22.2%	21.6%	—	—	—	16.4%	39.8%	100.0%

The tables below represent the geographic concentration as of March 31, 2012:

Non-Agency RMBS State	Percentage	CMBS State	Percentage

California	50.0%	California	14.8%
Florida	8.0%	New York	12.4%
New York	5.6%	Texas	10.4%
Virginia	3.2%	Florida	5.8%
Washington	2.9%	Illinois	4.6%
New Jersey	2.9%	Pennsylvania	4.0%
Maryland	2.9%	New Jersey	3.6%
Arizona	2.8%	Massachusetts	3.3%
Illinois	2.2%	Ohio	3.3%
Colorado	2.0%	Virginia	3.1%
Other	17.5%	Other	34.7%

The vintage and geographic concentrations have not significantly changed since December 31, 2011.

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of March 31, 2012, we had entered into repurchase agreements totalling $13.0 billion. We also committed to invest up to $100.0 million in the Invesco PPIP Fund, which, in turn, invests in our target assets. As of March 31, 2012, approximately $79.7 million of our commitment to the Invesco PPIP Fund has been called and we are committed to fund approximately $20.3 million in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of March 31, 2012 and December 31, 2011, the Company had investment related payables of $259.5 million and $107.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in mortgage-backed security purchases at the quarter ended March 31, 2012.

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

As of March 31, 2012, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion of borrowings under our repurchase agreements as of March 31, 2012. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Book Value per Share

Our book value per share was $18.42 and $16.41 as of March 31, 2012 and December 31, 2011, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The increase in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that is recorded in Other Comprehensive Income (Loss) on our balance sheet. Refer to Note 3 -“Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties.

Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. The complete listing of our Critical Accounting Policies was disclosed in our 2011 annual report on Form 10-K as filed with the SEC on February 29, 2012, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending March 31, 2012 and 2011.

	Three Months Ended March 31,
$ in thousands, except per share data	2012	2011
Revenues
Interest income	141,960	68,536
Interest expense	55,285	15,578

Net interest income	86,675	52,958

Other income	7,202	5,585

Expenses
Management fee – related party	8,639	3,975
General and administrative	1,130	868

Total expenses	9,769	4,843

Net income	84,108	53,700

Net income attributable to non-controlling interest	1,026	1,452

Net income attributable to common shareholders	83,082	52,248

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.72	1.01

Dividends declared per common share	0.65	1.00

Weighted average number of shares of common stock:
Basic	115,398	51,857

Diluted	116,846	53,287

	As of and for the Three Months ended
$ in thousands	March 31,
Average Balances*:	2012	2011
Agency RMBS:
15 year fixed-rate, at fair value (Including CMOs)	2,911,107	1,938,559
30 year fixed-rate, at fair value	7,132,530	2,317,847
ARM, at fair value	180,221	40,696
Hybrid ARM, at fair value	1,498,789	366,152
Non-Agency RMBS, at fair value	2,314,748	1,204,275
CMBS, at fair value	1,219,502	545,960

Average MBS portfolio	15,256,897	6,413,489

Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate (Including CMOs)	2.55%	3.14%
30 year fixed-rate	3.46%	3.40%
ARM	2.42%	2.59%
Hybrid ARM	2.54%	2.12%
Non-Agency RMBS	5.91%	8.13%
CMBS	5.57%	5.05%
Average MBS portfolio	3.72%	4.27%

Average Borrowings*:
Agency RMBS	10,319,296	4,221,169
Non-Agency RMBS	1,787,893	746,399
CMBS	870,104	439,341

Total borrowed funds	12,977,293	5,406,909

Average Cost of Funds (2):
Agency RMBS	0.32%	0.29%
Non-Agency RMBS	1.81%	1.47%
CMBS	1.58%	1.34%
Unhedged cost of funds	0.61%	0.54%
Hedged cost of funds	1.70%	1.15%

Average Equity (3):	2,082,508	1,156,199
Average debt/equity ratio (average during period)	6.23x	4.68x
Debt/equity ratio (as of period end)	6.04x	3.68x

*	Average amounts for each period are based on weighted month end balances, all percentages are annualized.
(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the investment balance at fair value.
(2)	Average cost of funds is calculated by dividing interest expense, by our average borrowings.
(3)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the three months ended March 31, 2012, our net income attributable to common shareholders was $83.1 million (2011: $52.2 million) or $0.72 (2011: $1.01) basic and diluted income per weighted average share available to common shareholders.

The increase in net income attributable to common shareholders and decrease in our earnings per share for the three month periods is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock offerings and in the change in the composition of our investment portfolio based on market conditions. The average MBS portfolio increased approximately $8.8 billion for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Since March 31, 2011, we have raised approximately $827.2 million in equity through two follow-on common stock offerings and the share purchase feature of the DRSPP.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During the three months ended March 31, 2012, we had average earning assets of $15.3 billion (2011: $6.4 billion) and earned interest income of $142.0 million (2011: $68.5 million). The yield on our average investment portfolio was 3.72% (2011: 4.27%).

The change in our average assets and the portfolio yield for three months ended March 31, 2012 versus March 31, 2011 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our follow-on common stock offerings during 2011 and a change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 12.1 and 13.3 for the three months ended March 31, 2012 and December 31, 2011, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	March 31, 2012		December 31, 2011
	Company	Cohort	Company	Cohort
15 year Agency RMBS	10.3	21.7	11.2	25.6
30 year Agency RMBS	10.2	18.6	12.1	20.6
Agency Hybrid ARM RMBS	16.2	NA	19.4	NA
Non-Agency RMBS	16.0	NA	14.8	NA

Overall	12.1	NA	13.3	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the three months ended March 31, 2012, we had average borrowed funds of $13.0 billion (2011: $5.4 billion) and total interest expense of $55.3 million (2011: $15.6 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio.

For the three months ended March 31, 2012, our average cost of funds was 1.70% (2011: 1.15%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as costs for our interest rate hedges.

Net Interest Income

Our net interest income, which equals interest income less interest expense for the three months ended March 31, 2012, totaled $86.7 million (2011: $53.0 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended March 31, 2012, was 2.02% (2011: 3.12%). The increase in net interest income was primarily the result of increasing our investment portfolio with our follow-on common stock offerings. The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.

Gain on Sale of Investments

As part of our credit process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of approximately $6.0 million for the three months ended March 31, 2012 (2011: $1.2 million).

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the three months ended March 31, 2012, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $353,000 (2011: $2.1 million), and approximately $151,000 (2011: $234,000 loss), respectively. The decrease in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold during 2012.

On September 30, 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”). For the three months ended March 31, 2012, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF of approximately $354,000 and $152,000, respectively.

Other Income (Loss)

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our other income (loss) relates to the unrealized loss on interest rate swaps of approximately $509,000 (2011: $5,000) which represents the ineffective portion of the change in fair value of our interest rate swaps which is recognized directly in earnings for the three months ended March 31, 2012.

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the three months ended March 31, 2012 we recognized income of $657,000 (2011: $2.5 million) on our investment in the CDS of which $168,000 million (2011: $1.4 million) is an unrealized loss based on change in the fair market value of the CDS and $825,000 (2011: $1.1 million) represents premium payments we receive for providing protection.

Expenses

For the three months ended March 31, 2012, we incurred management fees of $8.6 million (2011: $4.0 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings. The management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

For the three months ended March 31, 2012, our general and administrative expense of approximately $1.1 million (2011: $868,000) include operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in costs is primarily related to an increase in general and administrative expenses.

Net Income and Return on Average Equity

For the three months ended March 31, 2012, our net income was $84.1 million (2011: $53.7 million) and our annualized return on average equity was 16.16% (2011: 18.58%). The change in net income and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common stock offerings and the changes in our portfolio composition during 2012 and 2011.

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

We held cash and cash equivalents of approximately $155.8 million at March 31, 2012 (2011: $280.2 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $101.3 million for the three month period ended March 31, 2012 (2011: $49.3 million). The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $15.3 billion in investments at March 31, 2012 as compared to $6.4 billion at March 31, 2011.

Our investing activities used net cash of $877.2 million for the three month period ended March 31, 2012 (2011: $1.6 billion). During the three month period ended March 31, 2012 we utilized cash to purchase $2.0 billion in securities which were offset by proceeds from asset sales of $570.4 million and principal payments of $540.6 million. During the three month period ended March 31, 2011 we utilized cash to purchase $1.9 billion of securities, sold $42.5 million of securities and received principal payments of $223.6 million. The increase in principal payments resulted from the larger portfolio at March 31, 2012 as compared to March 31, 2011.

Our financing activities for the three months ended March 31, 2012 consisted of net proceeds of approximately $753.3 million from our repurchase agreements.

Our financing activities for the three months ended March 31, 2011 consisted of net proceeds from our follow-on public offerings in which we raised approximately $470.1 million and $1.4 billion from our repurchase agreements.

The table below shows the allocation of our equity and debt-to-equity ratio as of March 31, 2012. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total
Borrowings	10,426,516	1,698,214	881,650	—	13,006,380
Equity allocation	1,118,380	613,642	367,655	52,187	2,151,864
Debt / Equity Ratio	9.3	2.8	2.4	—	6.0
% of Total Equity	52.0%	28.5%	17.1%	2.4%	100.0%

As of March 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.80% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 18.56% and under our repurchase agreements for CMBS was approximately 19.91%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 35% and for CMBS range from a low of 12% to a high of 30%. Our hedged cost of funds was approximately 1.70% and 1.64% as of March 31, 2012 and December 31, 2011, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

If these conditions persist, then our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing. In addition, because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, if the U.S.’s credit rating is further downgraded, it may impact the credit risk associated with Agency RMBS and other assets, and, therefore, decrease the value of the Agency RMBS, non-Agency RBMS and CMBS in our portfolio, which could cause our repurchase counterparties to make margin calls on our borrowings and swaps, if our collateral is insufficient to cover the debt secured by our assets.

Effective as of August 27, 2010, we implemented a dividend reinvestment and stock purchase plan (the “DRSPP”), pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the three months ended March 31, 2012, we issued 2,496 shares of common stock (2011: 709 shares) under the share purchase feature of our DRSPP.

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of March 31, 2012, we have not repurchased any shares under this program.

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

Contractual Obligations

On July 1, 2009, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses, which was amended on May 24, 2011. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our

Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 8 – “Related Party Transactions” for details of our reimbursements to our Manager.

Contractual Commitments

As of March 31, 2012, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	13,006,380	13,006,380	—	—	—
Invesco PPIP Fund investment	20,319	20,319	—	—	—

Total contractual obligations	13,026,699	13,026,699	—	—	—

As of March 31, 2012, we have approximately $11.4 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. As of March 31, 2012 and 2011, approximately $79.7 million and $65.3 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into on December 30, 2010 with a $150.0 million notional balance where we sold protection on a specific pool of non-Agency RMBS that exceed a specified loss limit of 25% for a stated fixed rate fee of 3%. Our maximum exposure is the unpaid principal balance of the underlying RMBS that exceeds the specified loss limit. We posted cash collateral to secure potential loss payments of $16.0 million as of March 31, 2012. The remaining notional amount of the CDS at March 31, 2012 is $103.3 million (2011: $112.1 million), and we estimated the fair market value of the CDS to be approximately $1.2 million (2011: $1.4 million) at March 31, 2012. As of March 31, 2012, we have not made any payments related to the CDS contract.

Shareholders’ Equity

During the three months ended March 31, 2012, we issued 2,496 shares of common stock at an average price of $16.66 under the share repurchase feature of the DRSPP with total proceeds of approximately $42,000.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended March 31, 2012, net unrealized loss included in shareholders’ equity was $226.2 million (2011: $40.1 million gain).

The increase in net unrealized gain is primarily attributable to changes in the market values of our cash flow hedges that qualify for hedge accounting. Refer to Note 3 – “Mortgage-Backed Securities” and Note 6 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended March 31, 2012, we recognized compensation expense of approximately $38,000 (2011: $34,000) and issued 2,208 shares (2011: 1,428 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price on the NYSE on the actual date of grant.

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

Unrelated Business Taxable Income

The company has not engaged in transactions that would result in a portion of our income to be treated as unrelated business taxable income.

Other Matters

We calculate that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended March 31, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2012. Consequently, we believe we met the REIT income and asset test as of March 31, 2012. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of March 31, 2012. Therefore, as of March 31, 2012, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2012, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income		Percentage Change in Projected Portfolio Value
+1.00%	11.30%		(1.88	) %
+0.50%	17.92%		(0.74	) %
-0.50%	(23.62	) %	0.63%
-1.00%	(48.48	) %	0.55%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, we were not involved in any such legal proceedings.

ITEM1A.	RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on our business, financial condition and results of operation.

ITEM2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

May 9, 2012	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 9, 2012	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the Securities and Exchange Commission on June 18, 2009.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.