Form 10-Q
period 2012-06-30
Invesco Mortgage Capital Inc.
filed 2012-08-03
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 115,410,322 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Mortgage-backed securities, at fair value	16,049,674	14,214,149
Cash	168,610	197,224
Restricted cash	14,696	74,496
Investment related receivable	16,234	160,424
Investments in unconsolidated ventures, at fair value	52,384	68,793
Accrued interest receivable	56,930	54,167
Derivative assets, at fair value	1,711	1,339
Other assets	1,988	1,575

Total assets	16,362,227	14,772,167

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,541,325	12,253,038
Derivative liability, at fair value	446,569	396,780
Dividends and distributions payable	75,942	75,933
Investment related payable	126,869	107,032
Accrued interest payable	11,159	12,377
Accounts payable and accrued expenses	1,501	556
Due to affiliate	8,949	9,038

Total liabilities	14,212,314	12,854,754

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 115,409,592 and 115,395,695 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	1,154	1,154
Additional paid in capital	2,299,809	2,299,543
Accumulated other comprehensive loss	(175,767)	(393,291)
Distributions in excess of earnings	(3,193)	(15,068)

Total shareholders’ equity	2,122,003	1,892,338

Non-controlling interest	27,910	25,075

Total equity	2,149,913	1,917,413

Total liabilities and equity	16,362,227	14,772,167

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2012	2011	2012	2011

Revenues
Interest income	139,004	108,981	280,964	177,517
Interest expense	56,700	34,207	111,985	49,785

Net interest income	82,304	74,774	168,979	127,732

Other income
Gain on sale of investments	6,098	3,605	12,143	4,805
Equity in earnings and fair value change in unconsolidated ventures	1,961	1,873	2,970	3,731
Unrealized loss on interest rate swaps and swaptions	(1,533)	(197)	(2,043)	(202)
Realized and unrealized credit default swap income	690	1,259	1,347	3,791

Total other income	7,216	6,540	14,417	12,125

Expenses
Management fee – related party	8,681	5,753	17,320	9,728
General and administrative	1,045	1,157	2,174	2,026

Total expenses	9,726	6,910	19,494	11,754

Net income	79,794	74,404	163,902	128,103

Net income attributable to non-controlling interest	973	1,406	1,999	2,857

Net income attributable to common shareholders	78,821	72,998	161,903	125,246

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.68	0.99	1.40	2.00

Dividends declared per common share	0.65	0.97	1.30	1.97

Weighted average number of shares of common stock:
Basic	115,409	73,486	115,402	62,731

Diluted	116,868	74,929	116,853	64,167

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands, except per share data	2012	2011	2012	2011

Net income	79,794	74,404	163,902	128,103

Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities, net	60,413	(9,106)	269,486	843
Unrealized losses on derivatives, net	(66,365)	(147,086)	(49,276)	(116,885)

Other comprehensive income (loss)	(5,952)	(156,192)	220,210	(116,042)

Comprehensive income (loss)	73,842	(81,788)	384,112	12,061
Less: Comprehensive income (loss) attributable to non-controlling interest	(901)	1,685	(4,685)	(668)

Comprehensive income (loss) attributable to common shareholders	72,941	(80,103)	379,427	11,393

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2012

(Unaudited)

	Attributable to Common Shareholders
$ in thousands, except per share amounts	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Distributions in excess of	Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Income (loss)	earnings	Equity	Interest	Equity
Balance at January 1, 2012	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413

Net income	—	—	—	—	161,903	161,903	1,999	163,902
Other comprehensive income	—	—	—	217,524	—	217,524	2,686	220,210
Net proceeds from issuance of common stock, net of of offering costs	6,478	—	113	—	—	113	—	113
Stock awards	7,419	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	(150,028)	(150,028)	—	(150,028)
Common unit dividends	—	—	—	—	—	—	(1,853)	(1,853)
Amortization of equity-based compensation	—	—	153	—	—	153	3	156

Balance at June 30, 2012	115,409,592	1,154	2,299,809	(175,767)	(3,193)	2,122,003	27,910	2,149,913

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	163,902	128,103
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	55,914	11,149
Unrealized loss on interest rate swap and swaptions	2,043	202
Unrealized (gain) loss on credit default swap	238	(1,685)
Gain on sale of mortgage-backed securities	(12,143)	(4,805)
Equity in earnings and fair value change in unconsolidated ventures	(2,970)	(3,731)
Amortization of equity-based compensation	156	93
Changes in operating assets and liabilities
Increase in accrued interest	(2,763)	(23,792)
Increase in other assets	(413)	(776)
(Decrease) increase in accrued interest payable	(1,218)	7,274
(Decrease) increase in due to affiliate	(52)	3,278
Increase in accounts payable and accrued expenses	987	533

Net cash provided by operating activities	203,681	115,843

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(3,635,203)	(7,020,050)
Distributions from investment in unconsolidated ventures, net	16,884	11,710
Principal payments from mortgage-backed securities	1,144,380	491,577
Proceeds from sale of mortgage-backed securities	1,050,554	344,767
Payment of premiums for interest rate swaption	(2,140)	—

Net cash used in investing activities	(1,425,525)	(6,171,996)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	34	886,929
Restricted cash	57,173	(26,944)
Proceeds from repurchase agreements	71,270,565	33,213,268
Principal repayments of repurchase agreements	(69,982,671)	(27,997,161)
Investment related payable	—	18,044
Payments of dividends and distributions	(151,871)	(101,469)

Net cash provided by financing activities	1,193,230	5,992,667

Net change in cash	(28,614)	(63,486)
Cash, beginning of period	197,224	63,552

Cash, end of period	168,610	66

Supplement disclosure of cash flow information
Interest paid	113,203	42,511

Non-cash investing and financing activities information

Net change in unrealized gain on available-for-sale securities and derivatives	220,210	(116,043)

Net change in unconsolidated ventures	2,495	(1,431)

Net change in restricted cash	2,627	(5,949)

Dividends and distributions declared not paid	75,942	72,575

Payable for mortgage-backed securities purchased	(169,784)	(399,233)

Repurchase agreements, not settled	393	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2012, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Company has secured commitments with a number of repurchase agreement counterparties. The Company has, in the past, contributed capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on February 29, 2012. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2012, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s swaps and repurchase agreements. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under the Company’s swap and repurchase agreements, or returned to the Company when the collateral requirements are exceeded or at the maturity of the swap or repurchase agreement.

Underwriting Commissions and Offering Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and subsequent stock offerings are reflected as a reduction of additional paid-in-capital.

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

The adoption of this provision only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated statements of operations and consolidated balance sheets.

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

All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. When applicable, included with available-for-sale securities are forward purchase commitments on to-be-announced securities (“TBA”). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability as a payable for investments purchased until the settlement date of the transaction. This payable is presented in the “Investment related payable” line item on the consolidated balance sheet.

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

The Company elected the fair value option for its investments in unconsolidated ventures. The election was made upon initial recognition in the financial statements. The Company has elected the fair value option for the purpose of enhancing the transparency of its financial condition. The Company measures the fair value on the basis of the net asset value per share of the investments.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivatives accounted for as cash flow hedges.

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

A REIT’s dividend paid deduction for qualifying dividends to the Company’s shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income because the determination of taxable income is based on tax regulations and not financial accounting principles.

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

Dividend Reinvestment Plan

The Company has implemented a dividend reinvestment and stock purchase plan (the “DRSPP”). Under the terms of the Plan, shareholders who participate in the Plan may purchase shares of common stock directly from the Company. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of stock.

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

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2012 and December 31, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at June 30, 2012 and December 31, 2011:

June 30, 2012
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon(1)	Period-end Weighted Average Yield(2)	Quarterly Weighted Average Yield(3)
Agency RMBS:
15 year fixed-rate	2,197,081	116,495	2,313,576	58,562	2,372,138	4.12%	2.73%	2.60%
30 year fixed-rate	7,556,547	498,390	8,054,937	200,333	8,255,270	4.65%	3.39%	3.16%
ARM	164,436	4,413	168,849	3,747	172,596	3.21%	2.65%	2.66%
Hybrid ARM	1,142,784	29,897	1,172,681	27,952	1,200,633	3.26%	2.53%	2.73%

Total Agency pass-through	11,060,848	649,195	11,710,043	290,594	12,000,637	4.38%	3.16%	2.99%

Agency-CMO(4)	1,185,974	(732,664)	453,310	1,769	455,079	2.91%	3.18%	2.50%
Non-Agency RMBS(5)	2,545,321	(241,461)	2,303,860	(53,259)	2,250,601	4.33%	4.97%	5.37%
CMBS	1,328,757	(14,565)	1,314,192	29,165	1,343,357	5.48%	5.58%	5.32%

Total	16,120,900	(339,495)	15,781,405	268,269	16,049,674	4.31%	3.58%	3.51%

(1)	Net weighted average coupon as of June 30, 2012 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield as of June 30, 2012 incorporates future prepayment and loss assumptions.
(3)	Average yield for the three months ended June 30, 2012 incorporates future prepayment and loss assumptions.
(4)	The Agency-CMO held by the Company is 14.5% interest only securities.
(5)	The non-Agency RMBS held by the Company is 84.5% variable rate, 10.3% fixed rate, and 5.2% floating rate based on fair value.

December 31, 2011
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period-end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	2,289,495	123,610	2,413,105	36,454	2,449,559	4.18%	2.85%	2.72%
30 year fixed-rate	6,055,045	410,257	6,465,302	116,309	6,581,611	4.95%	3.66%	3.46%
ARM	113,413	2,398	115,811	2,065	117,876	3.40%	3.07%	2.84%
Hybrid ARM	1,321,339	30,516	1,351,855	22,630	1,374,485	3.29%	2.59%	2.46%

Total Agency pass-through	9,779,292	566,781	10,346,073	177,458	10,523,531	4.53%	3.33%	3.15%

Agency-CMO(4)	765,172	(592,342)	172,830	(4,368)	168,462	2.86%	3.52%	1.39%
Non-Agency RMBS(5)	2,719,797	(252,135)	2,467,662	(108,434)	2,359,228	4.57%	5.07%	6.31%
CMBS	1,250,607	(21,805)	1,228,802	(65,874)	1,162,928	5.38%	5.60%	6.05%

Total	14,514,868	(299,501)	14,215,367	(1,218)	14,214,149	4.52%	3.83%	3.94%

(1)	Net weighted average coupon as of December 31, 2011 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield as of December 31, 2011 incorporates future prepayment and loss assumptions.
(3)	Average yield for the three months ended December 31, 2011 incorporates future prepayment and loss assumptions.
(4)	The Agency-CMO held by the Company is 28.3% interest only securities.
(5)	The non-Agency RMBS held by the Company is 85.0% variable rate, 9.8% fixed rate, and 5.2% floating rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of June 30, 2012 and December 31, 2011, respectively:

$ in thousands	June 30, 2012	% of Non-Agency	December 31, 2011	% of Non-Agency
Re-REMIC Senior	1,506,263	66.9%	1,634,376	69.3%
Prime	489,143	21.7%	482,113	20.4%
Alt-A	246,328	11.0%	231,936	9.8%
Subprime	8,867	0.4%	10,803	0.5%

Total Non-Agency	2,250,601	100.0%	2,359,228	100.0%

The following table summarizes certain characteristics of our senior Re-REMIC Holdings as of June 30, 2012 and December 31, 2011:

	Percentage of Re-REMIC Holding at Fair Value
Re-REMIC Subordination (1)	June 30, 2012	December 31, 2011
10-20	3.1%	3.0%
20-30	15.2%	15.3%
30-40	20.9%	19.3%
40-50	46.8%	48.1%
50-60	8.4%	8.3%
60-70	5.6%	6.0%

Total	100.0%	100.0%

(1)	Subordination refers to the credit enhancement provided to the senior Re-REMIC tranche by the junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by the junior tranche at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the senior Re-REMIC tranche.

The components of the carrying value of the Company’s investment portfolio at June 30, 2012 and December 31, 2011 are presented below:

$ in thousands	June 30, 2012	December 31, 2011
Principal balance	16,120,900	14,514,868
Unamortized premium	673,000	587,430
Unamortized discount	(1,012,495)	(886,931)
Gross unrealized gains	366,050	203,965
Gross unrealized losses	(97,781)	(205,183)

Fair value	16,049,674	14,214,149

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2012 and December 31, 2011:

$ in thousands	June 30, 2012	December 31, 2011
Less than one year	73,053	68,217
Greater than one year and less than five years	13,204,349	12,150,472
Greater than or equal to five years	2,772,272	1,995,460

Total	16,049,674	14,214,149

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, respectively:

June 30, 2012	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	17,162	(144)	—	—	17,162	(144)
30 year fixed-rate	271,918	(1,094)	—	—	271,918	(1,094)
ARM	—	—	—	—	—	—
Hybrid ARM	—	—	—	—	—	—

Total Agency pass-through	289,080	(1,238)	—	—	289,080	(1,238)

Agency-CMO	34,111	(7,428)	1,540	(526)	35,651	(7,954)
Non-Agency RMBS	1,172,950	(25,061)	415,793	(44,241)	1,588,743	(69,302)
CMBS	181,764	(6,357)	162,331	(12,930)	344,095	(19,287)

Total	1,677,905	(40,084)	579,664	(57,697)	2,257,569	(97,781)

December 31, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	149,092	(754)	—	—	149,092	(754)
30 year fixed-rate	844,272	(5,563)	—	—	844,272	(5,563)
ARM	25,508	(179)	13,062	(52)	38,570	(231)
Hybrid ARM	24,929	(73)	—	—	24,929	(73)

Total Agency pass-through	1,043,801	(6,569)	13,062	(52)	1,056,863	(6,621)

Agency-CMO	50,084	(8,362)	—	—	50,084	(8,362)
Non-Agency RMBS	1,981,046	(104,813)	46,193	(11,622)	2,027,239	(116,435)
CMBS	796,965	(73,765)	—	—	796,965	(73,765)

Total	3,871,896	(193,509)	59,255	(11,674)	3,931,151	(205,183)

Gross unrealized losses on the Company’s Agency RMBS were $1.2 million at June 30, 2012. Due to the inherent credit quality of Agency RMBS, the Company determined that at June 30, 2012, any unrealized losses on its Agency RMBS portfolio are temporary.

Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, and CMBS were $96.5 million at June 30, 2012. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011:

$ in thousands	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	207,856	41,216	(1,217)	31,267
Unrealized gain (loss) on MBS, net	60,413	(9,106)	269,486	843

Balance at the end of period	268,269	32,110	268,269	32,110

During the three months ended June 30, 2012, the Company reclassified $1.1 million of net unrealized loss from other comprehensive income into loss on sale of investments as a result of the Company selling certain investments.

During the six months ended June 30, 2012, the Company reclassified $11.6 million of net unrealized gains from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

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

The Company did not have other than temporary impairments for the three and six months ended June 30, 2012 and 2011.

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and six months ended June 30, 2012 and 2011:

$ in thousands	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Cumulative credit loss amount at the beginning of the period	—	510	—	510
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	—	—	—
Reductions for securities sold	—	—	—	—

Cumulative credit loss amount at end of period	—	510	—	510

The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2012 and 2011:

For the three months ended June 30, 2012	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
$ in thousands
Agency	127,392	(35,741)	91,651
Non-Agency	25,143	5,126	30,269
CMBS	17,005	100	17,105
Other	(21)	—	(21)

Total	169,519	(30,515)	139,004

For the six months ended June 30, 2012	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
$ in thousands
Agency	249,706	(67,238)	182,468
Non-Agency	53,426	11,054	64,480
CMBS	33,816	268	34,084
Other	(68)	—	(68)

Total	336,880	(55,916)	280,964

For the three months ended June 30, 2011	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
$ in thousands
Agency	78,954	(15,907)	63,047
Non-Agency	25,455	9,967	35,422
CMBS	10,569	(35)	10,534
Other	(22)	—	(22)

Total	114,956	(5,975)	108,981

For the six months ended June 30, 2011	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
$ in thousands
Agency	130,312	(30,129)	100,183
Non-Agency	40,958	18,933	59,891
CMBS	17,377	47	17,424
Other	19	—	19

Total	188,666	(11,149)	177,517

Note 4 – Investments in Unconsolidated Ventures

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco IMRF Fund that received financing under the PPIP. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund $17.1 million in aggregate of additional capital at June 30, 2012 for the Invesco IMRF Fund and AIV. The Company realized approximately $357,000 (2011: $3.5 million) and $709,000 (2011: $5.6 million) of equity in earnings for the three and six months ended June 30, 2012 related to these investments. The Company also realized $1.1 million (2011: $1.6 million loss) and $1.2 million (2011: $1.9 million loss) of unrealized gain from these investments for the three and six months ended June 30, 2012.

The Company’s non-controlling, unconsolidated ownership interests in these entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the Invesco IMRF Fund and AIV are allocated in accordance with the terms of the entities’ limited partnership agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investments in both unconsolidated ventures. The fair value measurement for the investment in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”) a limited liability company managed by AIV. IMRF LLC acquired the mortgage portfolio on the same day. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $362,000 and $716,000 of equity in earnings and $155,000 and $307,000 of unrealized appreciation from these investments for the three and six months ended June 30, 2012, respectively.

The Company’s non-controlling, unconsolidated ownership interest in IMRF LLC is accounted for under the equity method. Capital contributions, distributions, profits and losses of IMRF LLC are allocated in accordance with the terms of the entity’s operating agreement. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the agreement. The Company has made the fair value election for its investment in IMRF LLC. The fair value measurement for the investment in unconsolidated limited liability companies is based on the net asset value per share of the investment, or its equivalent.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.65% and 0.68% at June 30, 2012 and December 31, 2011, respectively. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2012 and December 31, 2011:

$ in thousands	June 30, 2012			December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Agency RMBS	10,927,821	0.40%	19	9,491,538	0.38%	22
Non-Agency RMBS	1,673,271	1.76%	34	1,916,620	1.79%	22
CMBS	940,233	1.55%	20	844,880	1.55%	22

Total	13,541,325	0.65%	21	12,253,038	0.68%	22

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at June 30, 2012.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2012 and December 31, 2011:

June 30, 2012 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,285,857	9.5%	1,555,579
Nomura Securities International, Inc.	1,278,874	9.5%	1,379,726
JP Morgan Securities Inc.	1,030,912	7.6%	1,157,209
HSBC Securities (USA) Inc	1,004,949	7.4%	1,044,012
Industrial and Commercial Bank of China Financial Services LLC	867,987	6.4%	929,521
Mitsubishi UFJ Securities (USA), Inc.	791,821	5.9%	841,208
ING Financial Market LLC	775,060	5.7%	837,789
CitiGroup Global Markets Inc.	723,430	5.3%	784,132
South Street Securities LLC	717,474	5.3%	752,680
Goldman, Sachs & Co.	679,170	5.0%	740,641
Morgan Stanley & Co. Incorporated	626,649	4.6%	723,289
Banc of America Securities LLC	567,231	4.2%	620,219
RBS Securities Inc.	546,388	4.0%	619,897
Deutsche Bank Securities Inc.	495,650	3.7%	553,283
Royal Bank of Canada	486,051	3.6%	560,293
Wells Fargo Securities, LLC	409,413	3.0%	497,868
BNP Paribas Securities Corp.	316,415	2.3%	343,380
Gleacher and Company Securities Inc	212,493	1.6%	226,844
TD Securities	193,716	1.4%	203,405
Mizuho Securities USA Inc.	172,243	1.3%	194,569
Guggenheim Liquidity Services, LLC	129,348	1.0%	137,296
Daiwa Capital Markets America Inc	96,281	0.7%	101,349
Barclays Capital Inc.	94,279	0.7%	99,330
Cantor Fitzgerald & Co.	39,634	0.3%	42,181

Total	13,541,325	100.0%	14,945,700

December 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	2,419,546	19.8%	2,738,101
Nomura Securities International, Inc.	1,069,235	8.7%	1,152,957
Mitsubishi UFJ Securities (USA), Inc.	925,863	7.6%	979,907
Industrial and Commercial Bank of China Financial Services LLC	848,919	6.9%	895,760
South Street Securities LLC	772,637	6.3%	818,513
JP Morgan Securities Inc.	663,879	5.4%	764,972
Morgan Stanley & Co. Incorporated	645,570	5.3%	710,729
Goldman, Sachs & Co.	606,922	5.0%	649,514
RBS Securities Inc.	593,051	4.8%	671,073
ING Financial Market LLC	537,122	4.4%	568,813
Deutsche Bank Securities Inc.	531,302	4.3%	579,659
Banc of America Securities LLC	455,954	3.7%	521,888
CitiGroup Global Markets Inc.	447,280	3.7%	476,511
Royal Bank of Canada	422,700	3.4%	482,988
Wells Fargo Securities, LLC	389,803	3.2%	479,926
BNP Paribas Securities Corp.	348,707	2.8%	372,876
Mizuho Securities USA Inc.	186,997	1.5%	206,594
Guggenheim Liquidity Services, LLC	139,744	1.1%	147,786
Daiwa Capital Markets America Inc	106,121	0.9%	113,695
UBS Securities Inc.	80,083	0.7%	84,561
Cantor Fitzgerald & Co.	61,603	0.5%	63,999

Total	12,253,038	100.0%	13,480,822

Company MBS held by counterparties as security for repurchase agreements was $14.9 billion and $13.5 billion at June 30, 2012 and December 31, 2011, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 110% and 110% respectively.

Cash collateral held by the counterparties at June 30, 2012 and December 31, 2011 was $0 and $37.5 million, respectively. The cash collateral was replaced by Agency RMBS.

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

The Company’s only CDS contract was entered into on December 31, 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3%. The Company is required to post cash collateral as security for potential loss payments.

At June 30, 2012 and December 31, 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	June 30, 2012	December 31, 2011
Fair value amount	1,101	1,339
Notional amount	94,905	112,128
Maximum potential amount of future undiscounted payments	94,905	112,128
Recourse provisions with third parties	—	—
Collateral held by counterparty	14,696	17,324

The Company purchased an interest rate swaption to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio. The interest rate swaption provides the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. As of June 30, 2012, we had one swaption with an original cost of $2.1 million. The option expires in April 2013. The swaption covers $200 million notional value at a fixed pay rate of 1.85% for a term of five years.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the three months ended June 30, 2012, the Company recorded $3,000 (2011: $197,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

During the six months ended June 30, 2012, the Company recorded $513,000 (2011: $202,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $135.5 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 107 months.

As of June 30, 2012, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

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

At June 30, 2012, the Company’s counterparties held no cash margin deposits and $478.6 million in Agency RMBS as collateral against its swap contracts. Cash margin is classified as restricted cash and the Agency RMBS collateral is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of June 30, 2012 and December 31, 2011:

$ in thousands
Asset Derivatives				Liability Derivatives
As of June 30, 2012		As of December 31, 2011		As of June 30, 2012		As of December 31, 2011
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	446,569	Interest rate swap liability	396,780
CDS	1,101	CDS	1,339
Swaption	610	Swaption	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2012 and 2011:

Three months ended June 30, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	102,233	Interest Expense	35,868	Other Expense	3

Six months ended June 30, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	120,564	Interest Expense	71,288	Other Expense	513

Three months ended June 30, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	170,915	Interest Expense	23,829	Other Expense	197

Six months ended June 30, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion
Interest Rate Swap	149,041	Interest Expense	32,156	Other Expense	202

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Three months ended June 30, 2012	Three months ended June 30, 2011
CDS Contract	Realized and unrealized credit default swap income	(69)	240
Swaption Contact	Unrealized loss on interest rate swaps and swaptions	(1,530)	—

		Amount of gain recognized in income on derivative
Derivative not designated as hedging instrument	Location of gain recognized in income on derivative	Six months ended June 30, 2012	Six months ended June 30, 2011
CDS Contract	Realized and unrealized credit default swap income	(238)	1,685
Swaption Contract	Unrealized loss on interest rate swaps and swaptions	(1,530)	—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreement with certain of its derivative counterparties provides that if the Company’s net asset value declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations with that counterparty. The Company’s agreement with certain of its derivative counterparties provides that if the Company’s shareholders’ equity declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations with that counterparty.

The Company’s agreement with certain of its derivative counterparties provides that if the Company fails to maintain a minimum shareholders’ equity or market value of $100 million and $80 million, respectively, then the Company could be declared in default on its derivative obligations with that counterparty.

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $451.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $478.6 million of Agency RMBS. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through June 30, 2012.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	16,049,674	—	16,049,674
Investments in unconsolidated ventures	—	—	52,384	52,384
Derivatives	—	610	1,101	1,711

Total	—	16,050,284	53,485	16,103,769

Liabilities
Derivatives	—	446,569	—	446,569

Total	—	446,569	—	446,569

	December 31, 2011 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	14,214,149	—	14,214,149
Investments in unconsolidated ventures	—	—	68,793	68,793
Derivatives	—	—	1,339	1,339

Total	—	14,214,149	70,132	14,284,281

Liabilities
Derivatives	—	396,780	—	396,780

Total	—	396,780	—	396,780

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2012	December 31, 2011
Beginning balance	68,793	54,725
Purchases	3,986	74,365
Sales and settlements	(23,365)	(63,598)
Total net gains included in net income
Realized gains/(losses), net	1,425	6,760
Unrealized gains/(losses), net	1,545	(3,459)
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	52,384	68,793

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2012	December 31, 2011
Beginning balance	1,339	—
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(238)	1,339
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	1,101	1,339

The following table summarizes quantitative information about Level 3 fair value measurements:

$ in thousands	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	1,101	Discounted cash flow	Swap Rate		2.53%
			Discount Rate		0.59%
			Credit Spread		1.33%
			Constant Prepayment Rate	2.3% - 51.2%	8.70%
			Constant Default Rate	0.5% - 42.3%	8.64%
			Loss Severity	21.9% - 66.8%	54.37%

The significant unobservable inputs used in the fair value measurement of the CDS contract are swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contact would have been $46,000 less than the actual fair value at June 30, 2012.

The fair value of the repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality. At June 30, 2012 the repurchase agreements had a fair value of $13.5 billion and a carrying value of $13.5 billion. At December 31, 2011 the Company’s repurchase agreements had a fair value of $12.3 billion and a carrying value of $12.3 billion.

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

For the three months ended June 30, 2012, the Company incurred management fees of $8.7 million (2011: $5.8 million), of which $8.7 million (2011: $5.8 million), was accrued but has not been paid.

For the six months ended June 30, 2012 and 2011, the Company incurred management fees of $17.3 million (2011: $9.7 million), of which $8.7 million (2011: $5.8 million), was accrued but has not been paid.

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

The Company incurred costs, originally paid by Invesco, of approximately $814,000 (2011: $1.3 million) and $1.4 million (2011: $2.7 million) for the three and six months ended June 30, 2012, respectively. Approximately $814,000 (2011: $1.0 million) and $1.4 million (2011: $2.2 million) was either prepaid or expensed for the three and six months ended June 30, 2012, respectively. Zero (2011: $383,000) and $42,000 (2011: $525,000) was charged against equity as a cost of raising capital for the three and six months ended June 30, 2012, respectively.

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

Public Offerings

During the six months ended June 30, 2012, the Company issued 6,478 shares of common stock at an average price of $17.45 under the DRSPP with total proceeds to the Company of approximately $113,000, net of issuance costs.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 (2011: $34,000) for the three months ended June 30, 2012. The Company recognized compensation expense of approximately $75,000 (2011: $68,000) for the six months ended June 30, 2012. During the three months ended June 30, 2012, the Company issued 2,055 shares (2011: 1,467 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2012, the Company issued 4,263 shares (2011: 2,895 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

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

On March 15, 2012 and March 19, 2012, the Company issued a total of 3,156 shares of common stock (net of tax withholding) to non-executive employees of the Manager in respect of restricted stock units which vested under the Incentive Plan.

The Company recognized compensation expense of approximately $40,000 for the three months ended June 30, 2012 related to awards to non-executive employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

The Company recognized compensation expense of approximately $80,000 for the six months ended June 30, 2012 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

Dividends

On June 14, 2012, the Company declared a dividend of $0.65 per share of common stock. The dividend was paid on July 27, 2012 to shareholders of record as of the close of business on June 26, 2012.

Note 10 – Earnings per Share

Earnings per share for the three and six months ended June 30, 2012 and 2011 is computed as follows:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator (Income)
Basic Earnings
Net income available to common shareholders	78,821	72,998	161,903	125,246
Effect of dilutive securities:
Income allocated to non-controlling interest	973	1,406	1,999	2,857

Dilutive net income available to shareholders	79,794	74,404	163,902	128,103

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	115,409	73,486	115,402	62,731
Effect of dilutive securities:
Restricted Stock Awards	34	18	26	11
OP Units	1,425	1,425	1,425	1,425

Dilutive Shares	116,868	74,929	116,853	64,167

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2012, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% interest (2011: 1.5%) in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2012 was approximately $973,000 (2011: $1.4 million). Income allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2012 was $2.0 million (2011: $2.9 million). For the three months ended June 30, 2012, distributions paid to the non-controlling interest were $926,000 (2011: $1.4 million). For the six months ended June 30, 2012, distributions paid to the non-controlling interest were $1.9 million (2011: $2.8 million). As of June 30, 2012, distributions payable to the non-controlling interest were approximately $926,000 (2011: $1.4 million).

Note 12 – Subsequent Events

On July 26, 2012, the Company completed a public offering of 5.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. Net proceeds were approximately $130.7 million, net of issuance costs of $4.3 million. The Company granted the underwriters a 30-day option to purchase up to an additional 810,000 shares of the Series A Preferred Stock to cover over-allotments, if any. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, for additional net proceeds of approximately $5.0 million.

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

Recent Developments

On June 14, 2012, we declared a dividend of $0.65 per share of common stock. The dividend was paid on July 27, 2012 to shareholders of record as of the close of business on June 26, 2012.

On July 26, 2012, the Company completed a public offering of 5.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. Net proceeds were approximately $130.7 million, net of issuance costs of $4.3 million. The Company granted the underwriters a 30-day option to purchase up to an additional 810,000 shares of the Series A Preferred Stock to cover over-allotments, if any. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, for additional net proceeds of approximately $5.0 million.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program (“TARP”), the enactment of the Housing and Economic Recovery Act of 2008 (“HERA”), which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the Term Asset-Backed Securities Loan Facility (“TALF”) and the U.S. government’s Public Private Investment Program (“PPIP”). Some of these programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown. Increased volatility in the RMBS markets may have an adverse effect on the market value and performance of the RMBS in which we invest. Moreover, we rely on financing to acquire, on a leveraged basis, the target assets in which we invest. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

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

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. Operation Twist could result in a flattening in the yield curve and lower long-term interest rates. In June 2012, the Federal Open Market Committee released a statement that it intends to continue Operation Twist by purchasing Treasury securities with remaining maturities of 6 years to 30 years and sell or redeem an equal amount of Treasury securities with remaining maturities of approximately 3 years or less. This continuation of the maturity extension program should put downward pressure on longer –term interest rates. Lower long-term interest rates could result in increased prepayment rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs and actions by the U.S. Federal Reserve could adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

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

On August 1, 2012, the U.S. Federal Reserve announced that it would keep the target range for the federal funds rate at zero to  1/4 percent and it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Low levels of federal funds rates may reduce our borrowing costs. However, there can be no assurance that federal funds rates will remain near zero percent, or that such low levels will reduce our cost of funds.

Investment Activities

As of June 30, 2012, 52.6% of our equity was invested in Agency RMBS, 27.1% in non-Agency RMBS, 17.7% in CMBS, and 2.6% in other investments in unconsolidated ventures. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of June 30, 2012, we had $8.3 billion in 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $2.4 billion in 15-year fixed rate Agency RMBS securities, $1.2 billion in hybrid adjustable-rate mortgage Agency RMBS (“ARMs”) and $172.6 million in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of June 30, 2012, we held $2.3 billion non-Agency RMBS.

As of June 30, 2012, we owned $1.3 billion in CMBS and financed $940.2 million in repurchase agreements. In addition, as of June 30, 2012, we held $455.1 million in CMOs.

During the three months ended June 30, 2012, we purchased $3.8 billion of mortgage-backed securities. The average yield on these purchases as of June 30, 2012 is 3.2%.

Portfolio Characteristics

The table below represents the vintage of our credit assets as of June 30, 2012:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total

Re-REMIC Senior (1)	—	—	—	—	—	—	1.0%	6.8%	59.1%	—	66.9%
Prime	0.9%	1.9%	1.2%	3.2%	13.7%	—	—	—	0.8%	—	21.7%
Alt-A	—	—	1.4%	5.1%	4.5%	—	—	—	—	—	11.0%
Subprime	—	0.4%	—	—	—	—	—	—	—	—	0.4%

Total Non-Agency	0.9%	2.3%	2.6%	8.3%	18.2%	—	1.0%	6.8%	59.9%	—	100.0%

CMBS	—	—	25.2%	22.6%	—	—	—	15.0%	35.9%	1.3%	100.0%

(1)	For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 11.9% 2005, 37.0% 2006 and 51.1% 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of June 30, 2012:

Non-Agency RMBS State	Percentage
California	49.8%
Florida	7.7%
New York	5.7%
Virginia	3.2%
Maryland	3.0%
Washington	2.9%
New Jersey	2.9%
Arizona	2.7%
Illinois	2.2%
Colorado	2.1%
Other	17.8%

CMBS State	Percentage
California	15.4%
New York	12.9%
Texas	9.8%
Florida	5.4%
Illinois	4.7%
Pennsylvania	4.0%
New Jersey	3.4%
Massachusetts	3.2%
Ohio	3.2%
Virginia	3.2%
Other	34.8%

The vintage and geographic concentrations have not significantly changed since March 31, 2012.

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of June 30, 2012, we had entered into repurchase agreements totalling $13.5 billion. We also committed to invest up to $100.0 million in the Invesco IMRF Fund and AIV, which, in turn, invests in our target assets. As of June 30, 2012, $82.9 million of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $17.1 million in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of June 30, 2012 and December 31, 2011, the Company had investment related payables of $126.9 million and $107.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in mortgage-backed security purchases at the quarter ended June 30, 2012.

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

As of June 30, 2012, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion of borrowings under our repurchase agreements as of June 30, 2012. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Book Value per Share

Our book value per share was $18.40, $18.42 and $16.41 as of June 30, 2012, March 31, 2012 and December 31, 2011, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our balance sheet. Refer to Note 3 -”Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three and six month periods ending June 30, 2012 and 2011:

	Three Months ended June 30,		Six Months ended June 30,
$ in thousands, except per share data	2012	2011	2012	2011

Revenues
Interest income	139,004	108,981	280,964	177,517
Interest expense	56,700	34,207	111,985	49,785

Net interest income	82,304	74,774	168,979	127,732

Other income	7,216	6,540	14,417	12,125

Expenses
Management fee – related party	8,681	5,753	17,320	9,728
General and administrative	1,045	1,157	2,174	2,026

Total expenses	9,726	6,910	19,494	11,754

Net income	79,794	74,404	163,902	128,103

Net income attributable to non-controlling interest	973	1,406	1,999	2,857

Net income attributable to common shareholders	78,821	72,998	161,903	125,246

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.68	0.99	1.40	2.00

Dividends declared per common share	0.65	0.97	1.30	1.97

Weighted average number of shares of common stock:
Basic	115,409	73,486	115,402	62,731

Diluted	116,868	74,929	116,853	64,167

	As of and for the Three Months ended		As of and for the Six Months ended
	June 30,		June 30,
$ in thousands	2012	2011	2012	2011
Average Balances*:
Agency RMBS:
15 year fixed-rate, at fair value	2,425,483	2,064,440	2,468,860	1,981,753
30 year fixed-rate, at fair value	7,975,031	4,128,583	7,553,780	3,228,217
ARM, at fair value	174,514	92,283	177,368	66,632
Hybrid ARM, at fair value	1,286,519	1,013,785	1,392,654	691,757
MBS-CMO, at fair value	455,063	64,272	426,967	52,408
Non-Agency RMBS, at fair value	2,252,836	1,957,483	2,283,792	1,582,960
CMBS, at fair value	1,286,018	845,069	1,252,760	696,341

Average MBS portfolio	15,855,464	10,165,915	15,556,181	8,300,068

Average Portfolio Yields: (1)
Agency RMBS:
15 year fixed-rate,	2.60%	3.16%	2.63%	3.14%
30 year fixed-rate	3.16%	3.64%	3.30%	3.55%
ARM	2.66%	3.08%	2.54%	2.92%
Hybrid ARM	2.73%	2.85%	2.63%	2.65%
MBS-CMO	2.50%	7.25%	2.19%	6.23%
Non-Agency RMBS	5.37%	7.24%	5.65%	7.57%
CMBS	5.32%	4.99%	5.44%	5.00%
Average MBS portfolio	3.51%	4.29%	3.61%	4.28%

Average Borrowings*:
Agency RMBS	10,862,133	6,784,196	10,590,714	5,502,683
Non-Agency RMBS	1,667,755	1,405,948	1,727,824	1,076,174
CMBS	919,852	703,485	894,978	571,413

Total borrowed funds	13,449,740	8,893,629	13,213,516	7,150,270

Maximum borrowings during the period (2)	13,799,710	9,560,766	13,799,710	9,560,766

Average Cost of Funds: (3)
Agency RMBS	0.36%	0.23%	0.34%	0.25%
Non-Agency RMBS	1.77%	1.29%	1.79%	1.35%
CMBS	1.54%	1.12%	1.56%	1.20%
Unhedged cost of funds	0.62%	0.47%	0.62%	0.49%
Hedged cost of funds	1.69%	1.54%	1.69%	1.39%

Average Equity: (4)	2,171,664	1,567,126	2,127,086	1,362,798
Average debt/equity ratio (average during period)	6.19x	5.68x	6.21x	5.25x
Debt/equity ratio (as of period end)	6.30x	5.24x	6.30x	5.24x

*	Average amounts for each period are based on weighted month end balances, all percentages are annualized.

(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the investment balance at fair value.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)	Average cost of funds is calculated by dividing interest expense, by our average borrowings.
(4)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the three months ended June 30, 2012, our net income attributable to common shareholders was $78.8 million (2011: $73.0 million) or $0.68 (2011: $0.99) basic and diluted income per weighted average share available to common shareholders.

For the six months ended June 30, 2012, our net income attributable to common shareholders was $161.9 million (2011: $125.2 million) or $1.40 (2011: $2.00) basic and diluted income per weighted average share available to common shareholders.

The increase in net income attributable to common shareholders and decrease in our earnings per share for the three and six month periods is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock offerings and change in the composition of our investment portfolio based on market conditions. The average MBS portfolio increased $5.7 million and $7.3 million for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Since June 30, 2011, we have raised $410.6 million in equity through two follow-on common stock offerings and the share purchase feature of the dividend reinvestment and stock purchase plan (the “DRSPP”).

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During the three months ended June 30, 2012, we had average earning assets of $15.9 billion (2011: $10.2 billion) and earned interest income of $139.0 million (2011: $109.0 million). The yield on our average investment portfolio was 3.51% (2011: 4.29%).

The change in our average assets and the portfolio yield for three months ended June 30, 2012 versus June 30, 2011 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our follow-on common stock offerings during 2011 and a change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

We had average earning assets of $15.6 billion (2011: $8.3 billion) and earned interest income of $281.0 million (2011: $177.5 million) for the six months ended June 30, 2012. The yield on our average investment portfolio was 3.61% (2011: 4.28%) for the respective period. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 13.3 and 12.1 for the three months ended June 30, 2012 and March 31, 2012, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	June 30, 2012		March 31, 2012
	Company	Cohort	Company	Cohort
15 year Agency RMBS	11.3	21.6	10.3	21.7
30 year Agency RMBS	12.3	18.9	10.2	18.6
Agency Hybrid ARM RMBS	18.1	NA	16.2	NA
Non-Agency RMBS	16.2	NA	16.0	NA

Overall	13.3	NA	12.1	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the three months ended June 30, 2012, we had average borrowed funds of $13.4 billion (2011: $8.9 billion) and total interest expense of $56.7 million (2011: $34.2 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

We had average borrowed funds of $13.2 billion (2011: $7.2 billion) and total interest expense of $112.0 million (2011: $49.8 million) for the six months ended June 30, 2012. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

For the three months ended June 30, 2012, our average cost of funds was 1.69% (2011: 1.54%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as costs for our interest rate hedges.

Our average cost of funds was 1.69% and (2011: 1.39%) for the six months ended June 30, 2012. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense, for the three months ended June 30, 2012, totaled $82.3 million (2011: $74.8 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended June 30, 2012, was 1.82% (2011: 2.75%). The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds of our follow-on common stock offerings. The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.

Our net interest income totaled $169.0 million (2011: $127.7 million) for the six months ended June 30, 2012. Our net interest rate margin was 1.92% (2011: 2.89%) for the six months ended June 30, 2012. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.

Gain on Sale of Investments

As part of our investment process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of $6.1 million for the three months ended June 30, 2012 (2011: $3.6 million).

As a result of our change in market assumptions, we sold securities and recognized net gain of $12.1 million (2011: $4.8 million) for the six month periods ended June 30, 2012.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the three months ended June 30, 2012, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $357,000 (2011: $3.5 million), and $1.1 million (2011: $1.6 million loss), respectively. The decrease in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold during 2012.

For the six months ended June 30, 2012, we recognized equity in earnings of approximately $709,000 (2011: $5.6 million), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $1.2 million (2011: $1.9 million loss). The net earnings from the unconsolidated ventures were primarily the result of a gain realized offset by a decrease in the fair value of the IMRF Fund.

On September 30, 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended June 30, 2012, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $362,000 and $155,000, respectively.

For the six months ended June 30, 2012, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $716,000 and $307,000, respectively.

Other Income (Loss)

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and swaptions as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaption provides the company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any.

Our other income (loss) relates to the unrealized loss on interest rate swaps and swaptions of $1.5 million (2011: $197,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps and change in fair value of interest rate swaptions contract which is recognized directly in earnings for the three months ended June 30, 2012 and 2011.

Our other income (loss) relates to the unrealized loss on interest rate swaps and swaptions of $2.0 million (2011: $202,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps and change in fair value of interested rate swaptions contract which is recognized directly in earnings for the six months ended June 30, 2012 and 2011.

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the three months ended June 30, 2012 we recognized income of $690,000 (2011: $1.3 million) on our investment in the CDS of which $69,000 (2011: $240,000 gain) is an unrealized loss based on change in the fair market value of the CDS and $759,000 (2011: $1.0 million) represents premium payments we receive for providing protection.

For the six months ended June 30, 2012 we recognized income of $1.3 million (2011: $3.8 million) on our investment in a CDS of which $238,000 (2011: $1.7 million gain) is an unrealized loss based on change in the fair market value of the CDS and $1.6 million (2011: $2.1 million) represents premium payments we receive for providing protection.

Expenses

For the three months ended June 30, 2012, we incurred management fees of $8.7 million (2011: $5.8 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings. The management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

We incurred management fees of $17.3 million (2011: $9.7 million) for the six months ended June 30, 2012, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock offerings in 2011 and 2012.

For the three months ended June 30, 2012, our general and administrative expenses of $1.0 million (2011: $1.2 million) includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs.

Our general and administrative expenses were $2.2 million (2011: $2.0 million) for the six months ended June 30, 2012.

Net Income and Return on Average Equity

For the three months ended June 30, 2012, our net income was $79.8 million (2011: $74.4 million) and our annualized return on average equity was 14.70% (2011: 18.99%). The change in net income and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common stock offerings and the changes in our portfolio composition during 2012 and 2011.

Our net income was $163.9 million (2011: $128.1 million) for the six months ended June 30, 2012. Our annualized return on average equity was 15.41% (2011: 18.80%) for the six months ended June 30, 2012. The change in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth.

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

We held cash and cash equivalents of $168.6 million (2011: $66,000) at June 30, 2012. Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of $203.7 million (2011: $115.8 million) for the six month period ended June 30, 2012. The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $15.6 billion at June 30, 2012 as compared to $8.3 billion at June 30, 2011.

Our investing activities used net cash of $1.4 billion (2011: $6.2 billion) for the six month period ended June 30, 2012. During the six month period ended June 30, 2012 we utilized cash to purchase $3.6 billion in securities which were offset by proceeds from asset sales of $1.1 billion and principal payments of $1.1 billion. During the six month period ended June 30, 2011 we utilized cash to purchase $7.0 billion of securities, sold $344.8 million of securities and received principal payments of $491.6 million. The increase in principal payments resulted from the larger portfolio at June 30, 2012 as compared to June 30, 2011.

Our financing activities for the six months ended June 30, 2012 consisted of net proceeds of $1.3 million from our repurchase agreements.

Our financing activities for the six months ended June 30, 2011 consisted of net proceeds from our follow-on public offerings in which we raised $886.9 million and $5.2 billion from our repurchase agreements.

The table below shows the allocation of our equity and debt-to-equity ratio as of June 30, 2012. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines:

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total

Borrowings	10,927,821	1,673,271	940,233	—	13,541,325
Equity allocation	1,132,661	582,169	380,204	54,879	2,149,913
Debt / Equity Ratio	9.6	2.9	2.5	—	6.3
% of Total Equity	52.6%	27.1%	17.7%	2.6%	100.0%

As of June 30, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.70% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was 18.61% and under our repurchase agreements for CMBS was 19.55%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 7%, for non-Agency RMBS range from a low of 10% to a high of 35% and for CMBS range from a low of 12% to a high of 30%. Our hedged cost of funds was 1.69% and 1.64% as of June 30, 2012 and December 31, 2011, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Effective as of August 27, 2010, we implemented the DRSPP, pursuant to which we registered and reserved for issuance 2,000,000 shares of our common stock. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the six months ended June 30, 2012, we issued 6,478 shares of common stock (2011: 1,275 shares) under the share purchase feature of our DRSPP.

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of June 30, 2012, we have not repurchased any shares under this program.

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

Contractual Commitments

As of June 30, 2012, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	13,541,325	13,541,325	—	—	—
Invesco IMRF Fund and AIV Fund	17,139	17,139	—	—	—

Total contractual obligations	13,558,464	13,558,464	—	—	—

As of June 30, 2012, we have $11.8 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. As of June 30, 2012 and 2011, $82.9 million and $69.3 million of the commitment has been called, respectively.

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

The Company’s only CDS contract was entered into on December 31, 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3%. The Company is required to post cash collateral as security for potential loss payments. We posted cash collateral to secure potential loss payments of $14.7 million (2011: $19.8 million) as of June 30, 2012. The remaining notional amount of the CDS is $94.9 million (2011: $128.8 million) at June 30, 2012, and we estimated the fair market value of the CDS to be $1.1 million (2011: $1.7 million) at June 30, 2012. As of June 30, 2012, we have not made any payments related to the CDS contract.

Shareholders’ Equity

During the six months ended June 30, 2012, we issued 6,478 shares of common stock at an average price of $17.45 under the share repurchase feature of the DRSPP with total proceeds of approximately $113,000.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended June 30, 2012, net unrealized loss included in shareholders’ equity was $6.0 million (2011: $156.2 million).

For the six months ended June 30, 2012, net unrealized gain included in shareholders’ equity was $220.2 million (2011: $116.0 million loss).

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

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended June 30, 2012, we recognized compensation expense of approximately $38,000 (2011: $34,000) and issued 2,055 shares (2011: 1,467 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the six months ended June 30, 2012, we recognized compensation expense of approximately $75,000 (2011: $68,000) and issued 4,263 shares (2011: 2,895 shares), respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

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

Other Matters

We calculate that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended June 30, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2012. Consequently, we believe we met the REIT income and asset test as of June 30, 2012. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of June 30, 2012. Therefore, as of June 30, 2012, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2012, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	11.71%	(1.66)%
+0.50%	19.53%	(0.65)%
-0.50%	(24.41)%	0.40%
-1.00%	(47.77)%	0.28%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, we were not involved in any such legal proceedings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 3, 2012	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 3, 2012	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the Securities and Exchange Commission on June 18, 2009.

3.3	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on July 23, 2012.

4.1	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on July 23, 2012.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

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