Form 10-Q
period 2012-09-30
Invesco Mortgage Capital Inc.
filed 2012-11-02
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 116,191,834 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands, except share and per share amounts	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	18,324,208	14,214,149
Cash and cash equivalents	190,848	197,224
Restricted cash	13,473	74,496
Investment related receivable	7,608	160,424
Investments in unconsolidated ventures, at fair value	55,654	68,793
Accrued interest receivable	61,759	54,167
Derivative assets, at fair value	1,866	1,339
Other assets	1,810	1,575

Total assets	18,657,226	14,772,167

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,876,501	12,253,038
Derivative liability, at fair value	471,841	396,780
Dividends and distributions payable	78,628	75,933
Investment related payable	622,731	107,032
Accrued interest payable	11,809	12,377
Accounts payable and accrued expenses	657	556
Due to affiliate	9,628	9,038

Total liabilities	16,071,795	12,854,754

Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized, 7.75% Series A cumulative redeemable, $25 liquidation preference, 5,600,000 and no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	135,359	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized, 115,414,186 and 115,395,695 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	1,154	1,154
Additional paid in capital	2,299,950	2,299,543
Accumulated other comprehensive income (loss)	112,543	(393,291)
Retained earnings (distributions in excess of earnings)	4,855	(15,068)

Total shareholders’ equity	2,553,861	1,892,338
Non-controlling interest	31,570	25,075

Total equity	2,585,431	1,917,413

Total liabilities and equity	18,657,226	14,772,167

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2012	2011	2012	2011
Revenues
Interest income	140,477	138,291	421,442	315,808
Interest expense	60,327	50,452	172,312	100,237

Net interest income	80,150	87,839	249,130	215,571

Other income
Gain on sale of investments	12,836	3,637	24,978	8,442
Equity in earnings /(losses) and fair value change in unconsolidated ventures	3,262	(993)	6,231	2,738
Unrealized loss on interest rate swaps and swaptions	(808)	(453)	(2,851)	(655)
Realized and unrealized credit default swap income	1,348	858	2,694	4,649

Total other income	16,638	3,049	31,052	15,174

Expenses
Management fee – related party	9,053	7,884	26,372	17,612
General and administrative	959	829	3,132	2,855

Total expenses	10,012	8,713	29,504	20,467

Net income	86,776	82,175	250,678	210,278

Net income attributable to non-controlling interest	1,026	1,091	3,025	3,948

Net income attributable to Invesco Mortgage Capital Inc.	85,750	81,084	247,653	206,330

Dividends to preferred shareholders	2,682	—	2,682	—

Net income attributable to common shareholders	83,068	81,084	244,971	206,330

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.72	0.79	2.12	2.70

Dividends declared per common share	0.65	0.80	1.95	2.77

Weighted average number of shares of common stock:
Basic	115,412	103,028	115,405	76,311

Diluted	116,868	104,472	116,858	77,750

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2012	2011	2012	2011
Net income	86,776	82,175	250,678	210,278

Other comprehensive income (loss)
Unrealized gains (losses) on mortgage-backed securities, net	316,823	(33,921)	586,309	(33,078)
Unrealized losses on derivatives, net	(24,953)	(266,750)	(74,229)	(383,636)

Other comprehensive income (loss)	291,870	(300,671)	512,080	(416,714)

Comprehensive income (loss)	378,646	(218,496)	762,758	(206,436)
Less: Comprehensive income (loss) attributable to non-controlling interest	(4,585)	3,232	(9,271)	2,564
Less: Dividends to preferred shareholders	(2,682)	—	(2,682)	—

Comprehensive income (loss) attributable to common shareholders	371,379	(215,264)	750,805	(203,872)

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the nine months ended September 30, 2012

(Unaudited)

			Attributable to Common Shareholders
$ in thousands, except per	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Retained Earnings (Distributions in excess of	Total Shareholders’	Non- Controlling	Total
share amounts	Shares	Amount	Shares	Amount	Capital	Income (loss)	earnings)	Equity	Interest	Equity
Balance at January 1, 2012	—	—	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413
Net income	—	—	—	—	—	—	247,653	247,653	3,025	250,678
Other comprehensive income	—	—	—	—	—	505,834	—	505,834	6,246	512,080
Proceeds from issuance of common stock, net of offering costs	—	—	8,504	—	153	—	—	153	—	153
Proceeds from issuance of preferred stock, net of offering costs	5,600,000	135,359	—	—	—	—	—	135,359	—	135,359
Stock awards	—	—	9,987	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(225,048)	(225,048)	—	(225,048)
Common unit dividends	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Preferred stock dividends	—	—	—		—	—	(2,682)	(2,682)	—	(2,682)
Amortization of equity-based compensation	—	—	—	—	254	—	—	254	3	257

Balance at September 30, 2012	5,600,000	135,359	115,414,186	1,154	2,299,950	112,543	4,855	2,553,861	31,570	2,585,431

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	250,678	210,278
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	94,722	25,195
Unrealized loss on interest rate swap and swaptions	2,851	655
Unrealized gain on credit default swap	(406)	(1,580)
Gain on sale of mortgage-backed securities	(24,978)	(8,442)
Equity in earnings and fair value change in unconsolidated ventures	(6,231)	(2,738)
Amortization of equity-based compensation	257	138
Changes in operating assets and liabilities
Increase in accrued interest receivable	(7,592)	(33,210)
Increase in other assets	(165)	(525)
(Decrease) increase in accrued interest payable	(568)	8,201
Increase in due to affiliate	428	4,685
(Decrease) increase in accounts payable and accrued expenses	64	(208)

Net cash provided by operating activities	309,060	202,449

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(6,354,428)	(10,720,992)
(Contributions) distributions (to) from investment in unconsolidated ventures, net	19,370	(52,013)
Principal payments from mortgage-backed securities	1,827,398	936,444
Proceeds from sale of mortgage-backed securities	1,605,902	1,180,416
Payment of premiums for interest rate swaption	(2,140)	—

Net cash used in investing activities	(2,903,898)	(8,656,145)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	103	1,297,079
Proceeds from issuance of preferred stock	135,535	—
Restricted cash	57,172	(144,615)
Proceeds from repurchase agreements	111,725,441	63,074,773
Principal repayments of repurchase agreements	(109,101,978)	(55,606,134)
Payments of common stock dividends and common unit distributions	(227,811)	(174,045)

Net cash provided by financing activities	2,588,462	8,447,058

Net change in cash	(6,376)	(6,638)
Cash and cash equivalents, beginning of period	197,224	63,552

Cash and cash equivalents, end of period	190,848	56,914

Supplement disclosure of cash flow information
Interest paid	172,879	92,036

Non-cash investing and financing activities information
Net change in unrealized gain on mortgage-backed securities and derivatives	512,080	(416,714)

Net change in unconsolidated ventures	—	(1,431)

Net change in restricted cash	3,851	(8,828)

Dividends and distributions declared not paid	78,628	43,708

Payable for mortgage-backed securities purchased	(672,589)	(204,317)

Repurchase agreements, not settled	—	368,547

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2012, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on February 29, 2012. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2012, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

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

Interest Income Recognition

Interest income on available-for-sale MBS, which includes accretion of discounts and amortization of premiums on such MBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the consolidated statement of operations.

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

Dividends and Distributions Payable

Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common shareholders, preferred shareholders and distributions declared at the balance sheet date which are payable to non-controlling interest common unit holders of the Operating Partnership, respectively.

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

Income Taxes

The Company elected to be taxed as a REIT, commencing with the Company’s taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its common shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

A REIT’s dividend paid deduction for qualifying dividends to the Company’s common shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

If a TRS generates net income, the TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its shareholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. The Company has no adjustments regarding its tax accounting treatment of any uncertainties. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which will be included in general and administrative expense.

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

Dividend Reinvestment Plan

The Company has implemented a dividend reinvestment and stock purchase plan (the “DRSPP”). Under the terms of the Plan, shareholders who participate in the Plan may purchase shares of common stock directly from the Company. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of common stock.

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

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2012 and December 31, 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at September 30, 2012 and December 31, 2011:

September 30, 2012

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon(1)	Period-end Weighted Average Yield(2)	Quarterly Weighted Average Yield(3)
Agency RMBS:
15 year fixed-rate	2,099,509	110,129	2,209,638	74,540	2,284,178	4.10%	2.65%	2.40%
30 year fixed-rate	9,419,335	620,748	10,040,083	328,440	10,368,523	4.37%	3.12%	2.92%
ARM	119,157	3,768	122,925	3,046	125,971	3.17%	2.68%	2.75%
Hybrid ARM	615,578	14,813	630,391	20,892	651,283	3.20%	2.64%	2.61%

Total Agency pass-through	12,253,579	749,458	13,003,037	426,918	13,429,955	4.25%	3.01%	2.81%

Agency-CMO(4)	1,346,339	(828,433)	517,906	2,681	520,587	2.88%	3.58%	2.22%
Non-Agency RMBS(5)	2,829,094	(235,582)	2,593,512	32,281	2,625,793	4.12%	4.87%	4.91%
CMBS	1,623,395	1,266	1,624,661	123,212	1,747,873	5.44%	5.31%	5.24%

Total	18,052,407	(313,291)	17,739,116	585,092	18,324,208	4.23%	3.51%	3.31%

(1)	Net weighted average coupon as of September 30, 2012 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of September 30, 2012 incorporates future prepayment and loss assumptions.
(3)

For the three months ended September 30, 2012, the presentation of the quarterly weighted average yield has been changed to be based on amortized cost to be more consistent with the period-end weighted average yield. Prior periods will be adjusted accordingly for comparative purposes. Average yield based on average amortized cost for the three months ended September 30, 2012 incorporates future prepayment and loss assumptions.

(4)	Agency-CMO held by the Company are 14.1% interest only securities based on fair value.
(5)	The non-Agency RMBS held by the Company is 85.5% variable rate, 9.8% fixed rate, and 4.7% floating rate based on fair value.

December 31, 2011

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period-end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	2,289,495	123,610	2,413,105	36,454	2,449,559	4.18%	2.85%	2.75%
30 year fixed-rate	6,055,045	410,257	6,465,302	116,309	6,581,611	4.95%	3.66%	3.52%
ARM	113,413	2,398	115,811	2,065	117,876	3.40%	3.07%	2.90%
Hybrid ARM	1,321,339	30,516	1,351,855	22,630	1,374,485	3.29%	2.59%	2.49%

Total Agency pass-through	9,779,292	566,781	10,346,073	177,458	10,523,531	4.53%	3.33%	3.19%

Agency-CMO(4)	765,172	(592,342)	172,830	(4,368)	168,462	2.86%	3.52%	1.32%
Non-Agency RMBS(5)	2,719,797	(252,135)	2,467,662	(108,434)	2,359,228	4.57%	5.07%	6.05%
CMBS	1,250,607	(21,805)	1,228,802	(65,874)	1,162,928	5.38%	5.60%	5.69%

Total	14,514,868	(299,501)	14,215,367	(1,218)	14,214,149	4.52%	3.83%	3.93%

(1)	Net weighted average coupon as of December 31, 2011 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of December 31, 2011 incorporates future prepayment and loss assumptions.
(3)

For the three months ended December 31, 2011, the presentation of the quarterly weighted average yield has been changed to be based on amortized cost to be more consistent with the period-end weighted average yield. Average yield based on average amortized cost for the three months ended December 31, 2011 incorporates future prepayment and loss assumptions.

(4)	Agency-CMO held by the Company are 28.3% interest only securities based on fair value.
(5)	The non-Agency RMBS held by the Company is 85.0% variable rate, 9.8% fixed rate, and 5.2% floating rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of September 30, 2012 and December 31, 2011, respectively:

$ in thousands	September 30,2012	% of Non-Agency	December 31,2011	% of Non-Agency
Re-REMIC Senior	1,811,216	69.0%	1,634,376	69.3%
Prime	508,164	19.4%	482,113	20.4%
Alt-A	298,436	11.3%	231,936	9.8%
Subprime	7,977	0.3%	10,803	0.5%

Total Non-Agency	2,625,793	100.0%	2,359,228	100.0%

The following table summarizes certain characteristics of our senior Re-REMIC Holdings as of September 30, 2012 and December 31, 2011:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2012	December 31, 2011
10-20	2.5%	3.0%
20-30	14.9%	15.3%
30-40	28.6%	19.3%
40-50	41.8%	48.1%
50-60	7.1%	8.3%
60-70	5.1%	6.0%

Total	100.0%	100.0%

(1)	Subordination refers to the credit enhancement provided to the senior Re-REMIC tranche by the junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by the junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the senior Re-REMIC tranche.

The components of the carrying value of the Company’s investment portfolio at September 30, 2012 and December 31, 2011 are presented below:

$ in thousands	September 30, 2012	December 31, 2011
Principal balance	18,052,407	14,514,868
Unamortized premium	794,903	587,430
Unamortized discount	(1,108,194)	(886,931)
Gross unrealized gains	622,784	203,965
Gross unrealized losses	(37,692)	(205,183)

Fair value	18,324,208	14,214,149

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of September 30, 2012 and December 31, 2011:

$ in thousands	September 30, 2012	December 31, 2011
Less than one year	16,088	68,217
Greater than one year and less than five years	14,934,970	12,150,472
Greater than or equal to five years	3,373,150	1,995,460

Total	18,324,208	14,214,149

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, respectively:

September 30, 2012	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	15,731	(63)	—	—	15,731	(63)
30 year fixed-rate	405,508	(1,692)	85,038	(127)	490,546	(1,819)

Total Agency pass-through	421,239	(1,755)	85,038	(127)	506,277	(1,882)

Agency-CMO	97,220	(7,980)	7,283	(1,435)	104,503	(9,415)
Non-Agency RMBS	485,402	(8,968)	494,781	(15,128)	980,183	(24,096)
CMBS	7,315	(21)	85,138	(2,278)	92,453	(2,299)

Total	1,011,176	(18,724)	672,240	(18,968)	1,683,416	(37,692)

December 31, 2011

	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	149,092	(754)	—	—	149,092	(754)
30 year fixed-rate	844,272	(5,563)	—	—	844,272	(5,563)
ARM	25,508	(179)	13,062	(52)	38,570	(231)
Hybrid ARM	24,929	(73)	—	—	24,929	(73)

Total Agency pass-through	1,043,801	(6,569)	13,062	(52)	1,056,863	(6,621)

Agency-CMO	50,084	(8,362)	—	—	50,084	(8,362)
Non-Agency RMBS	1,981,046	(104,813)	46,193	(11,622)	2,027,239	(116,435)
CMBS	796,965	(73,765)	—	—	796,965	(73,765)

Total	3,871,896	(193,509)	59,255	(11,674)	3,931,151	(205,183)

Gross unrealized losses on the Company’s Agency RMBS were $1.9 million at September 30, 2012. Due to the inherent credit quality of Agency RMBS, the Company determined that at September 30, 2012, any unrealized losses on its Agency RMBS portfolio are temporary.

Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, and CMBS were $35.8 million at September 30, 2012. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

$ in thousands	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	268,269	32,110	(1,218)	31,267
Unrealized gain (loss) on MBS, net	316,823	(33,921)	586,310	(33,078)

Balance at the end of period	585,092	(1,811)	585,092	(1,811)

During the three months ended September 30, 2012, the Company reclassified $2.6 million of net unrealized loss from other comprehensive income into loss on sale of investments as a result of the Company selling certain investments.

During the nine months ended September 30, 2012, the Company reclassified $17.4 million of net unrealized gains from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

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

The Company did not have other-than-temporary impairments for the three and nine months ended September 30, 2012 and 2011.

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the three and nine months ended September 30, 2012 and 2011:

$ in thousands	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
Cumulative credit loss amount at the beginning of the period	—	510	—	510
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	—	—	—
Reductions for securities sold	—	—	—	—

Cumulative credit loss amount at end of period	—	510	—	510

The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2012 and 2011:

For the three months ended September 30, 2012

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	132,520	(42,479)	90,041
Non-Agency	26,477	4,149	30,626
CMBS	20,330	(477)	19,853
Other	(43)	—	(43)

Total	179,284	(38,807)	140,477

For the nine months ended September 30, 2012

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	382,226	(109,717)	272,509
Non-Agency	79,903	15,204	95,107
CMBS	54,146	(209)	53,937
Other	(111)	—	(111)

Total	516,164	(94,722)	421,442

For the three months ended September 30, 2011

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	102,444	(24,229)	78,215
Non-Agency	31,312	10,193	41,505
CMBS	18,634	(8)	18,626
Other	(55)	—	(55)

Total	152,335	(14,044)	138,291

For the nine months ended September 30, 2011

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	232,756	(54,358)	178,398
Non-Agency	72,270	29,125	101,395
CMBS	36,012	38	36,050
Other	(35)	—	(35)

Total	341,003	(25,195)	315,808

Note 4 – Investments in Unconsolidated Ventures

The Company’s non-controlling, unconsolidated ownership interests in these unconsolidated entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investments in all unconsolidated ventures. The fair value measurement for the investments in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco IMRF Fund that received financing under the PPIP. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund $17.1 million in aggregate of additional capital at September 30, 2012 for the Invesco IMRF Fund and AIV. The Company realized approximately $1.4 million (2011: $823,000) and $2.1 million (2011: $6.4 million) of equity in earnings for the three and nine months ended September 30, 2012 related to these investments. The Company had an unrealized loss of $464,000 (2011: $1.8 million) and an unrealized gain of $774,000 (2011: $3.7 million loss) from these investments for the three and nine months ended September 30, 2012.

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”) a limited liability company managed by AIV. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $2.5 million and $3.2 million of equity in earnings and $191,000 of unrealized depreciation and $116,000 of unrealized appreciation from these investments for the three and nine months ended September 30, 2012, respectively. The Company recognized no income or loss in respect of its ownership interest in IMRF LLC for the three and nine months ended September 30, 2011.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.68% and 0.68% at September 30, 2012 and December 31, 2011, respectively. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2012 and December 31, 2011:

$ in thousands	September 30, 2012			December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Agency RMBS	11,710,680	0.41%	18	9,491,538	0.38%	22
Non-Agency RMBS	1,915,915	1.77%	25	1,916,620	1.79%	22
CMBS	1,249,906	1.56%	19	844,880	1.55%	22

Total	14,876,501	0.68%	19	12,253,038	0.68%	22

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at September 30, 2012.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2012 and December 31, 2011:

September 30, $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,422,312	9.6%	1,730,732
Nomura Securities International, Inc.	1,368,017	9.2%	1,479,510
Morgan Stanley & Co. Incorporated	1,257,017	8.4%	1,400,973
JP Morgan Securities Inc.	1,242,696	8.4%	1,402,680
HSBC Securities (USA) Inc	969,041	6.5%	1,014,753
Mitsubishi UFJ Securities (USA), Inc.	902,941	6.1%	967,244
CitiGroup Global Markets Inc.	855,147	5.7%	939,252
Industrial and Commercial Bank of China Financial Services LLC	840,216	5.6%	912,663
ING Financial Market LLC	713,992	4.8%	763,911
Banc of America Securities LLC	692,899	4.7%	777,219
Goldman, Sachs & Co.	660,278	4.4%	722,868
RBS Securities Inc.	605,019	4.1%	696,515
Deutsche Bank Securities Inc.	573,323	3.9%	630,908
Wells Fargo Securities, LLC	548,636	3.7%	654,449
South Street Securities LLC	533,990	3.6%	571,343
Royal Bank of Canada	475,830	3.2%	548,286
BNP Paribas Securities Corp.	326,733	2.2%	352,569
Barclays Capital Inc.	219,706	1.5%	235,415
TD Securities	183,333	1.2%	191,524
Daiwa Capital Markets America Inc	142,791	1.0%	152,744
Mizuho Securities USA Inc.	108,401	0.7%	130,404
Guggenheim Liquidity Services, LLC	93,806	0.6%	102,228
KGS-Alpha Capital Markets, L.P.	91,636	0.6%	99,463
Cantor Fitzgerald & Co.	35,051	0.2%	39,816
Pierpont Securities LLC	13,690	0.1%	14,486

Total	14,876,501	100.0%	16,531,955

December 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	2,419,546	19.8%	2,738,101
Nomura Securities International, Inc.	1,069,235	8.7%	1,152,957
Mitsubishi UFJ Securities (USA), Inc.	925,863	7.6%	979,907
Industrial and Commercial Bank of China Financial Services LLC	848,919	6.9%	895,760
South Street Securities LLC	772,637	6.3%	818,513
JP Morgan Securities Inc.	663,879	5.4%	764,972
Morgan Stanley & Co. Incorporated	645,570	5.3%	710,729
Goldman, Sachs & Co.	606,922	5.0%	649,514
RBS Securities Inc.	593,051	4.8%	671,073
ING Financial Market LLC	537,122	4.4%	568,813
Deutsche Bank Securities Inc.	531,302	4.3%	579,659
Banc of America Securities LLC	455,954	3.7%	521,888
CitiGroup Global Markets Inc.	447,280	3.7%	476,511
Royal Bank of Canada	422,700	3.4%	482,988
Wells Fargo Securities, LLC	389,803	3.2%	479,926
BNP Paribas Securities Corp.	348,707	2.8%	372,876
Mizuho Securities USA Inc.	186,997	1.5%	206,594
Guggenheim Liquidity Services, LLC	139,744	1.1%	147,786
Daiwa Capital Markets America Inc	106,121	0.9%	113,695
UBS Securities Inc.	80,083	0.7%	84,561
Cantor Fitzgerald & Co.	61,603	0.5%	63,999

Total	12,253,038	100.0%	13,480,822

Company MBS held by counterparties as security for repurchase agreements was $16.5 billion and $13.5 billion at September 30, 2012 and December 31, 2011, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 110% respectively.

Cash collateral held by the counterparties at September 30, 2012 and December 31, 2011 was $0 and $37.5 million, respectively. The cash collateral was replaced by Agency RMBS.

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

At September 30, 2012 and December 31, 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	September 30, 2012	December 31, 2011
Fair value amount	1,745	1,339
Notional amount	87,122	112,128
Maximum potential amount of future undiscounted payments	87,122	112,128
Recourse provisions with third parties	—	—
Collateral held by counterparty	13,473	17,324

The Company purchased an interest rate swaption to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaption provides the Company the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. As of September 30, 2012, we had one swaption with an original cost of $2.1 million. The option expires in April 2013. The swaption covers $200 million notional value at a fixed pay rate of 1.85% for a term of five years.

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

During the three months ended September 30, 2012, the Company recorded $319,000 (2011: $453,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

During the nine months ended September 30, 2012, the Company recorded $832,000 (2011: $655,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $142.0 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 104 months.

As of September 30, 2012, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
UBS AG	500,000	5/24/2018	1.10%
The Royal Bank of Scotland Plc	500,000	9/5/2018	1.04%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%

Total	7,750,000		2.14%

At September 30, 2012, the Company’s counterparties held no cash margin deposits and $547.3 million in Agency RMBS as collateral against its swap contracts. As of September 30, 2012, the Company had forward starting swaps with a total notional amount of $1.0 billion, with starting dates ranging from May 24, 2013 to September 5, 2013. Cash margin, if any, is classified as restricted cash and the Agency RMBS collateral is included in the total mortgage-backed securities on our consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of September 30, 2012 and December 31, 2011:

$ in thousands
Asset Derivatives				Liability Derivatives
As of September 30, 2012		As of December 31, 2011		As of September 30, 2012		As of December 31, 2011
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	—	Interest rate swap asset	—	Interest rate swap liability	471,841	Interest rate swap liability	396,780
CDS	1,745	CDS	1,339
Swaption	121	Swaption	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2012 and 2011:

Three months ended September 30, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	60,716	Interest Expense	35,763	Other Expense	319

Nine months ended September 30, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	181,280	Interest Expense	107,051	Other Expense	832

Three months ended September 30, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income(effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	301,503	Interest Expense	34,753	Other Expense	453

Nine months ended September 30, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	450,545	Interest Expense	66,909	Other Expense	655

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Three months ended September 30, 2012	Three months ended September 30, 2011
CDS Contract	Realized and unrealized credit default swap income	643	(105)
Swaption Contact	Unrealized loss on interest rate swaps and swaptions	(489)	—

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of gain recognized in income on derivative	Nine months ended September 30, 2012	Nine months ended September 30, 2011
CDS Contract	Realized and unrealized credit default swap income	406	1,580
Swaption Contract	Unrealized loss on interest rate swaps and swaptions	(2,019)	—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

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

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $476.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $547.3 million of Agency RMBS. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through September 30, 2012.

Note 7 – Financial Instruments

U.S. GAAP defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and Accounting Standards Codification (“ASC”) Topic 820 expands fair value financial statement disclosure requirements. ASC Topic 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	18,324,208	—	18,324,208
Investments in unconsolidated ventures	—	—	55,654	55,654
Derivatives	—	121	1,745	1,866

Total	—	18,324,329	57,399	18,381,728

Liabilities
Derivatives	—	471,841	—	471,841

Total	—	471,841	—	471,841

	December 31, 2011 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	14,214,149	—	14,214,149
Investments in unconsolidated ventures	—	—	68,793	68,793
Derivatives	—	—	1,339	1,339

Total	—	14,214,149	70,132	14,284,281

Liabilities
Derivatives	—	396,780	—	396,780

Total	—	396,780	—	396,780

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the unaudited consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2012	December 31, 2011
Beginning balance	68,793	54,725
Purchases	4,533	74,365
Sales and settlements	(23,903)	(63,598)
Total net gains included in net income
Realized gains, net	5,341	6,760
Unrealized gains/(losses), net	890	(3,459)
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	55,654	68,793

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2012	December 31, 2011
Beginning balance	1,339	—
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains, net	406	1,339
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	1,745	1,339

The following table summarizes quantitative information about Level 3 fair value measurements:

$ in thousands	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	1,745	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.49%
			Credit Spread		1.09%
			Constant Prepayment Rate	1.0% - 25.0%	4.83%
			Constant Default Rate	0.4% - 100.0%	4.80%
			Loss Severity	10.0% - 80.3%	48.41%

The significant unobservable inputs used in the fair value measurement of the CDS contract are swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $756,000 less than the actual fair value at September 30, 2012.

The fair value of the repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality. At September 30, 2012 the repurchase agreements had a fair value of $14.9 billion and a carrying value of $14.9 billion. At December 31, 2011 the Company’s repurchase agreements had a fair value of $12.3 billion and a carrying value of $12.3 billion.

Note 8 – Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Manager and its affiliates provide the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Invesco or one of Invesco’s affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer and Controller, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor are the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.

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

For the three months ended September 30, 2012, the Company incurred management fees of $9.1 million (2011: $7.9 million), of which $9.1 million (2011: $7.9 million), was accrued but has not been paid.

For the nine months ended September 30, 2012 and 2011, the Company incurred management fees of $26.4 million (2011: $17.6 million), of which $9.1 million (2011: $7.9 million), was accrued but has not been paid.

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

The Company incurred costs, originally paid by Invesco, of approximately $1.7 million (2011: $1.6 million) and $3.1 million (2011: $4.3 million) for the three and nine months ended September 30, 2012, respectively. Approximately $1.5 million (2011: $1.3 million) and $2.9 million (2011: $3.5 million) was either prepaid or expensed for the three and nine months ended September 30, 2012, respectively. $176,000 (2011: $285,000) and $218,000 (2011: $810,000) was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2012, respectively. Approximately $23,000 was capitalized to other assets as of September 30, 2012.

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

Common Stock Public Offering

During the nine months ended September 30, 2012, the Company issued 8,504 shares of common stock at an average price of $18.05 under the DRSPP with total proceeds to the Company of approximately $153,480, net of issuance costs.

Preferred Stock Public Offering

During the nine months ended September 30, 2012, the Company completed a public offering of 5.6 million shares of 7.75% Series A Cumulative Redeemable Preferred Stock, or the “Series A Preferred Stock” at the price of $25.00 per share for total proceeds of $135.4 million, net of issuance costs. Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option after July 26, 2017, may redeem the shares at a redemption price of $25.00, plus any accrued unpaid distributions through the date of the redemption.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $53,000 (2011: $38,000) for the three months ended September 30, 2012. The Company recognized compensation expense of approximately $128,000 (2011: $105,000) for the nine months ended September 30, 2012. During the three months ended September 30, 2012, the Company issued 2,568 shares (2011: 1,722 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2012, the Company issued 6,831 shares (2011: 4,617 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

The Company recognized compensation expense of approximately $49,000 (2011: $8,000) for the three months ended September 30, 2012 related to awards to non-executive employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

The Company recognized compensation expense of approximately $129,000 (2011: $44,000) for the nine months ended September 30, 2012 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

Dividends

On September 13, 2012, the Company declared a dividend of $0.65 per share of common stock. The dividend was paid on October 29, 2012 to shareholders of record as of the close of business on September 24, 2012.

On September 13, 2012, the Company declared a dividend of $0.479 per share of Series A Preferred Stock. The dividend was paid on October 25, 2012 to shareholders of record as of the close of business on October 1, 2012. The dividend is cumulative from, and including, the date of initial issuance of July 26, 2012 to, but not including, the dividend payment date.

Note 10 – Earnings per Share

Earnings per share for the three and nine months ended September 30, 2012 and 2011 is computed as follows:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (Income)
Basic Earnings
Net income available to common shareholders	83,068	81,084	244,971	206,330
Effect of dilutive securities:
Income allocated to non-controlling interest	1,026	1,091	3,025	3,948

Dilutive net income available to shareholders	84,094	82,175	247,996	210,278

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	115,412	103,028	115,405	76,311
Effect of dilutive securities:
Restricted Stock Awards	31	19	28	14
OP Units	1,425	1,425	1,425	1,425

Dilutive Shares	116,868	104,472	116,858	77,750

Note 11 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2012, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% interest (2011: 1.2%) in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2012 was approximately $1.0 million (2011: $1.1 million). Income allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2012 was $3.0 million (2011: $3.9 million). For the three months ended September 30, 2012, distributions paid to the non-controlling interest were $926,000 (2011: $1.4 million). For the nine months ended September 30, 2012, distributions paid to the non-controlling interest were $2.8million (2011: $4.2 million). As of September 30, 2012, distributions payable to the non-controlling interest were approximately $926,000 (2011: $1.1 million).

Note 12 – Subsequent Events

None noted.

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

Recent Developments

On July 26, 2012, we completed a public offering of 5.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, at the price of $25.00 per share. Total net proceeds were approximately $135.4 million, net of issuance costs of $4.6 million. We granted the underwriters a 30-day option to purchase up to an additional 810,000 shares of the Series A Preferred Stock to cover over-allotments, if any.

On September 13, 2012, we declared a dividend of $0.65 per share of common stock. The dividend was paid on October 29, 2012 to shareholders of record as of the close of business on September 24, 2012.

On September 13, 2012, we declared a dividend of $0.479 per share of Series A Preferred Stock. The dividend was paid on October 25, 2012 to shareholders of record as of the close of business on October 1, 2012. The dividend is cumulative from, and including, the date of initial issuance of July 26, 2012 to, but not including, the dividend payment date.

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

Investment Activities

As of September 30, 2012, 51.9% of our equity was invested in Agency RMBS, 26.8% in non-Agency RMBS, 19.1% in CMBS, and 2.2% in other investments in unconsolidated ventures. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

As of September 30, 2012, we had $10.4 billion in 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $2.3 billion in 15-year fixed rate Agency RMBS securities, $651.3 million in hybrid adjustable-rate mortgage Agency RMBS (“ARMs”) and $126.0 million in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of September 30, 2012, we held $2.6 billion non-Agency RMBS.

As of September 30, 2012, we owned $1.7 billion in CMBS and financed $1.2 billion in repurchase agreements. In addition, as of September 30, 2012, we held $520.6 million in CMOs.

During the nine months ended September 30, 2012, we purchased $7.0 billion of mortgage-backed securities. The average yield on these purchases as of September 30, 2012 is 3.2%.

Portfolio Characteristics

The table below represents the vintage of our credit assets as of September 30, 2012:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total

Re-REMIC Senior(1)	—	—	—	—	—	—	0.8%	5.7%	49.2%	13.3%	69.0%
Prime	0.7%	1.6%	1.1%	3.0%	12.4%	—	—	—	0.6%	—	19.4%
Alt-A	—	—	1.2%	5.9%	4.2%	—	—	—	—	—	11.3%
Subprime	—	0.3%	—	—	—	—	—	—	—	—	0.3%

Total Non-Agency	0.7%	1.9%	2.3%	8.9%	16.6%	—	0.8%	5.7%	49.8%	13.3%	100.0%

CMBS	—	—	20.3%	23.0%	1.2%	—	—	13.6%	35.2%	6.7%	100.0%

(1)	For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 10.4% 2005, 40.7% 2006 and 48.9% 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of September 30, 2012:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	51.4%	California	15.5%
Florida	7.5%	New York	12.3%
New York	5.6%	Texas	10.1%
Virginia	3.2%	Florida	5.3%
Maryland	3.1%	Illinois	4.6%
Washington	2.9%	Pennsylvania	4.2%
New Jersey	2.8%	Virginia	3.3%
Arizona	2.5%	New Jersey	3.2%
Illinois	2.0%	Massachusetts	3.1%
Colorado	1.9%	Ohio	3.0%
Other	17.1%	Other	35.4%

The vintage and geographic concentrations have not significantly changed since June 30, 2012.

Financing and Other Liabilities. We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of September 30, 2012, we had entered into repurchase agreements totalling $14.9 billion. We also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”), which, in turn, invests in our target assets. As of September 30, 2012, $82.9 million of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $17.1 million in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of September 30, 2012 and December 31, 2011, the Company had investment related payables of $622.7 million and $107.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in mortgage-backed security purchases at the quarter ended September 30, 2012.

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

As of September 30, 2012, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.8 billion of borrowings under our repurchase agreements. As of September 30, 2012, included in this amount we had forward starting swaps with a total notional amount of $1.0 billion, with starting dates ranging from May 24, 2013 to September 5, 2013. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Book Value per Share

Our book value per common share was $20.93, $18.40 and $16.41 as of September 30, 2012, June 30, 2012 and December 31, 2011, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our balance sheet. Refer to Note 3 -“Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2012 and 2011:

	Three Months ended September 30,		Nine Months ended September 30,
$ in thousands, except per share data	2012	2011	2012	2011
Revenues
Interest income	140,477	138,291	421,442	315,808
Interest expense	60,327	50,452	172,312	100,237

Net interest income	80,150	87,839	249,130	215,571

Other income	16,638	3,049	31,052	15,174

Expenses
Management fee – related party	9,053	7,884	26,372	17,612
General and administrative	959	829	3,132	2,855

Total expenses	10,012	8,713	29,504	20,467

Net income	86,776	82,175	250,678	210,278

Net income attributable to non-controlling interest	1,026	1,091	3,025	3,948

Net income attributable to Invesco Mortgage Capital Inc.	85,750	81,084	247,653	206,330

Dividends to preferred shareholders	2,682	—	2,682	—

Net income attributable to common shareholders	83,068	81,084	244,971	206,330

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.72	0.79	2.12	2.70

Dividends declared per common share	0.65	0.80	1.95	2.77

Weighted average number of shares of common stock:
Basic	115,412	103,028	115,405	76,311

Diluted	116,868	104,472	116,858	77,750

	As of and for the Three Months ended September 30,		As of and for the Nine Months ended September 30,
$ in thousands	2012	2011	2012	2011
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	2,262,090	2,323,010	2,365,084	2,097,350
30 year fixed-rate, at amortized cost	9,244,544	5,514,277	7,969,201	3,985,708
ARM, at amortized cost	136,990	109,952	161,715	81,295
Hybrid ARM, at amortized cost	796,446	1,297,070	1,175,280	894,151
MBS-CMO, at amortized cost	502,646	126,300	450,419	75,258
Non-Agency RMBS, at amortized cost	2,496,031	2,555,216	2,391,076	1,895,121
CMBS, at amortized cost	1,516,371	1,364,914	1,329,005	902,722

Average MBS portfolio	16,955,118	13,290,739	15,841,780	9,931,605

Average Portfolio Yields: (1)
Agency RMBS:
15 year fixed-rate,	2.40%	2.88%	2.60%	3.04%
30 year fixed-rate	2.92%	3.71%	3.22%	3.63%
ARM	2.75%	3.16%	2.63%	3.02%
Hybrid ARM	2.61%	2.60%	2.67%	2.63%
MBS-CMO	2.22%	3.21%	2.21%	4.69%
Non-Agency RMBS	4.91%	6.50%	5.30%	7.13%
CMBS	5.24%	5.46%	5.41%	5.32%
Average MBS portfolio	3.31%	4.16%	3.55%	4.24%

Average Borrowings*:
Agency RMBS	11,452,398	8,399,111	10,884,302	6,468,159
Non-Agency RMBS	1,842,351	1,998,255	1,767,130	1,383,534
CMBS	1,145,575	1,069,243	980,341	737,356

Total borrowed funds	14,440,324	11,466,609	13,631,773	8,589,049

Maximum borrowings during the period (2)	14,890,062	12,181,845	14,890,062	12,181,845

Average Cost of Funds: (3)
Agency RMBS	0.41%	0.25%	0.37%	0.25%
Non-Agency RMBS	1.77%	1.39%	1.78%	1.37%
CMBS	1.59%	1.35%	1.57%	1.28%
Unhedged cost of funds	0.68%	0.55%	0.64%	0.52%
Hedged cost of funds	1.67%	1.76%	1.69%	1.56%

Average Equity: (4)	2,329,921	1,847,320	2,198,633	1,526,080
Average debt/equity ratio (average during period)	6.20x	6.21x	6.20x	5.63x
Debt/equity ratio (as of period end)	5.75x	6.33x	5.75x	6.33x

*	Average amounts for each period are based on weighted month end balances, all percentages are annualized. For the three and nine months ended September 30, 2012, the average balances have been changed to be presented by the average of the amortized cost. Prior periods will be adjusted accordingly for comparative purposes.
(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)	Average cost of funds is calculated by dividing interest expense, by our average borrowings.
(4)	Average equity is calculated based on a weighted average basis.

Net Income Summary

For the three months ended September 30, 2012, our net income attributable to common shareholders was $83.1 million (2011: $81.1 million) or $0.72 (2011: $0.79) basic and diluted income per weighted average share available to common shareholders.

For the nine months ended September 30, 2012, our net income attributable to common shareholders was $245.0 million (2011: $206.3 million) or $2.12 (2011: $2.70) basic and diluted income per weighted average share available to common shareholders.

The increase in net income attributable to common shareholders and decrease in our earnings per share for the three and nine month periods is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock and preferred stock offerings and change in the composition of our investment portfolio based on market conditions. The average MBS portfolio increased $3.7 million and $5.9 million for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Since September 30, 2011, we have raised $334,000 in equity through two follow-on common stock and preferred stock offerings and the share purchase feature of the dividend reinvestment and stock purchase plan (the “DRSPP”).

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During the three months ended September 30, 2012, we had average earning assets of $17.0 billion (2011: $13.3 billion) and earned interest income of $140.5 million (2011: $138.3 million). The yield on our average investment portfolio was 3.31% (2011: 4.16%).

The change in our average assets and the portfolio yield for three months ended September 30, 2012 versus September 30, 2011 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our follow-on common stock and preferred stock offerings during 2011 and 2012 and a change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

We had average earning assets of $15.8 billion (2011: $14.9 billion) and earned interest income of $421.4 million (2011: $315.8 million) for the nine months ended September 30, 2012. The yield on our average investment portfolio was 3.55% (2011: 4.24%) for the respective period. The change in our average assets and the portfolio yield was primarily the result of the change in our portfolio composition as we have allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 14.3 and 13.3 for the three months ended September 30, 2012 and June 30, 2012, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	September 30, 2012		June 30, 2012
	Company	Cohort	Company	Cohort
15 year Agency RMBS	14.6	23.4	11.3	21.6
30 year Agency RMBS	13.1	20.7	12.3	18.9
Agency Hybrid ARM RMBS	20.0	NA	18.1	NA
Non-Agency RMBS	16.2	NA	16.2	NA

Overall	14.3	NA	13.3	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the three months ended September 30, 2012, we had average borrowed funds of $14.4 billion (2011: $11.5 billion) and total interest expense of $60.3 million (2011: $50.5 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

We had average borrowed funds of $13.6 billion (2011: $8.6 billion) and total interest expense of $172.3 million (2011: $100.2 million) for the nine months ended September 30, 2012. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

For the three months ended September 30, 2012, our average cost of funds was 1.67% (2011: 1.76%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as costs for our interest rate hedges.

Our average cost of funds was 1.69% and (2011: 1.56%) for the nine months ended September 30, 2012. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense, for the three months ended September 30, 2012, totaled $80.2 million (2011: $87.8 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended September 30, 2012, was 1.64% (2011: 2.40%). The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.

Our net interest income totaled $249.1 million (2011: $215.6 million) for the nine months ended September 30, 2012. Our net interest rate margin was 1.86% (2011: 2.68%) for the nine months ended September 30, 2012. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest margin was a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.

Gain on Sale of Investments

As part of our investment process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized net gain of $12.8 million for the three months ended September 30, 2012 (2011: $3.6 million).

As a result of our change in market assumptions, we sold securities and recognized net gain of $25.0 million (2011: $8.4 million) for the nine month periods ended September 30, 2012.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the three months ended September 30, 2012, we recognized equity in earnings and unrealized loss on the change in fair value of our investment in the Invesco IMRF Fund of approximately $1.4 million (2011: $823,000), and $464,000 (2011: $1.8 million), respectively. The increase in equity in earnings and decrease in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold during 2012.

For the nine months ended September 30, 2012, we recognized equity in earnings of approximately $2.1 million (2011: $6.4 million), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $774,000 (2011: $3.7 million loss). The net earnings from the unconsolidated ventures were primarily the result of a gain realized offset by a decrease in the fair value of the IMRF Fund.

On September 30, 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended September 30, 2012, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $2.5 million and $191,000, respectively.

For the nine months ended September 30, 2012, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $3.2 million and $116,000, respectively.

We recognized no income or loss in respect to our ownership interest in IMRF LLC for the three and nine months ended September 30, 2011.

Other Income (Loss)

We finance our activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and swaptions as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any.

Our other income (loss) relates to the unrealized loss on interest rate swaps and swaptions of $808,000 million (2011: $453,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps and change in fair value of interest rate swaptions contract which is recognized directly in earnings for the three months ended September 30, 2012 and 2011.

Our other income (loss) relates to the unrealized loss on interest rate swaps and swaptions of $2.9 million (2011: $655,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps and change in fair value of interested rate swaptions contract which is recognized directly in earnings for the nine months ended September 30, 2012 and 2011.

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the three months ended September 30, 2012 we recognized income of $1.3 million (2011: $858,000 ) on our investment in the CDS of which $643,000 (2011: $105,000 loss) is an unrealized gain based on change in the fair market value of the CDS and $704,000 (2011: $1.0 million) represents premium payments we receive for providing protection.

For the nine months ended September 30, 2012 we recognized income of $2.7 million (2011: $4.6 million) on our investment in a CDS of which $406,000 (2011: $1.6 million) is an unrealized gain based on change in the fair market value of the CDS and $2.3 million (2011: $3.0 million) represents premium payments we receive for providing protection.

Expenses

For the three months ended September 30, 2012, we incurred management fees of $9.1 million (2011: $7.9 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings. The management fee and the relationship between the Company and the Manager are discussed further in our discussion of related party relationships.

We incurred management fees of $26.4 million (2011: $17.6 million) for the nine months ended September 30, 2012, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2011 and 2012.

For the three months ended September 30, 2012, our general and administrative expenses of $959,000 (2011: $829,000) includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs.

Our general and administrative expenses were $3.1 million (2011: $2.9 million) for the nine months ended September 30, 2012.

Net Income after Preferred Dividends and Return on Average Equity

For the three months ended September 30, 2012, our net income after preferred dividends was $84.1 million (2011: $82.2 million) and our annualized return on average equity was 14.44% (2011: 17.79%). The change in net income and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common stock offerings and the changes in our portfolio composition during 2012 and 2011.

Our net income after preferred dividends was $248.0 million (2011: $210.3 million) for the nine months ended September 30, 2012. Our annualized return on average equity was 15.04% (2011: 18.37%) for the nine months ended September 30, 2012. The change in net income and return on average equity was primarily the result of an increase in our net interest income following our portfolio growth and the change in our portfolio composition.

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

We held cash and cash equivalents of $190.8 million (2011: $56.9 million) at September 30, 2012. Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of $309.1 million (2011: $202.4 million) for the nine month period ended September 30, 2012. The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $15.8 billion at September 30, 2012 as compared to $9.9 billion at September 30, 2011.

Our investing activities used net cash of $2.9 billion (2011: $8.7 billion) for the nine month period ended September 30, 2012. During the nine month period ended September 30, 2012 we utilized cash to purchase $6.4 billion in securities which were offset by proceeds from asset sales of $1.6 billion and principal payments of $1.8 billion. During the nine month period ended September 30, 2011 we utilized cash to purchase $10.7 billion of securities, sold $1.2 billion of securities and received principal payments of $936.4 million. The increase in principal payments resulted from the larger portfolio at September 30, 2012 as compared to September 30, 2011.

Our financing activities for the nine months ended September 30, 2012 consisted of net proceeds from the preferred stock offering in which we raised $135.4 million and $2.6 billion net from our repurchase agreements.

Our financing activities for the nine months ended September 30, 2011 consisted of net proceeds from our follow-on public offerings in which we raised $1.3 billion and $7.5 billion net from our repurchase agreements.

The table below shows the allocation of our equity and debt-to-equity ratio as of September 30, 2012. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines:

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total
Borrowings	11,710,680	1,915,915	1,249,906	—	14,876,501
Equity allocation	1,341,502	693,871	494,404	55,654	2,585,431
Debt / Equity Ratio	8.7	2.8	2.5	—	5.8
% of Total Equity	51.9%	26.8%	19.1%	2.2%	100.0%

As of September 30, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.75% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was 17.51% and under our repurchase agreements for CMBS was 18.81%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 35% and for CMBS range from a low of 10% to a high of 25%. Our hedged cost of funds was 1.69% and 1.64% as of September 30, 2012 and December 31, 2011, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

Effective as of May 27, 2011, we implemented the DRSPP, pursuant to which we registered and reserved for issuance 10,000,000 shares of our common stock. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for a waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the nine months ended September 30, 2012, we issued 8,504 shares of common stock (2011: 6,201 shares) under the share purchase feature of our DRSPP. During the nine months ended September 30, 2012, we issued zero shares (2011:4.1 million shares) of common stock under the waiver feature of the DRSPP with net proceeds of $0 (2011: $85.7 million).

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2012, we have not repurchased any shares under this program.

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

Contractual Commitments

As of September 30, 2012, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	14,876,501	14,876,501	—	—	—
Invesco IMRF Fund and AIV Fund	17,139	17,139	—	—	—

Total contractual obligations	14,893,640	14,893,640	—	—	—

As of September 30, 2012, we have $12.7 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. As of September 30, 2012 and 2011, $82.9 million and $95.3 million of the commitment has been called, net of distributions recallable, respectively.

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

Our only CDS contract was entered into on December 31, 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post cash collateral as security for potential loss payments. We posted cash collateral to secure potential loss payments of $13.5 million (2011: $18.5 million) as of September 30, 2012. The remaining notional amount of the CDS is $87.1 million (2011: $120.6 million) at September 30, 2012, and we estimated the fair market value of the CDS to be $1.7 million (2011: $1.6 million) at September 30, 2012. As of September 30, 2012, we have not made any payments related to the CDS contract.

Shareholders’ Equity

During the nine months ended September 30, 2012, we issued 8,504 shares of common stock at an average price of $18.05 under the share repurchase feature of the DRSPP with total proceeds of approximately $153,480.

During the nine months ended September 30, 2012, we completed a public offering of 5.6 million shares of 7.75% Series A Preferred Stock, or the “Series A Preferred Stock” at the price of $25.00 per share for total proceeds of $135.4 million, net of issuance costs. Holders of our Series A Cumulative

Redeemable Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. However, at our option after July 26, 2017, may redeem the shares at a redemption price of $25.00, plus any accrued unpaid distributions through the date of the redemption.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended September 30, 2012, net unrealized gain included in shareholders’ equity was $291.9 million (2011: $300.7 million loss).

For the nine months ended September 30, 2012, net unrealized gain included in shareholders’ equity was $512.1 million (2011: $416.7 million loss).

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

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended September 30, 2012, we recognized compensation expense of approximately $53,000 (2011: $38,000) and issued 2,568 shares (2011: 1,722 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the nine months ended September 30, 2012, we recognized compensation expense of approximately $128,000 (2011: $105,000) and issued 6,831 shares (2011: 4,617 shares), respectively, of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to pay regular quarterly dividends to our shareholders in an amount equal at least 90% of our net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Unrelated Business Taxable Income

We have not engaged in transactions that would result in a portion of our income to be treated as unrelated business taxable income.

Other Matters

We calculate that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended September 30, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2012. Consequently, we believe we met the REIT income and asset test as of September 30, 2012. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of September 30, 2012. Therefore, as of September 30, 2012, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2012, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	18.45%	(1.36)%
+0.50%	27.21%	(0.45)%
-0.50%	(27.05)%	0.10%
-1.00%	(47.51)%	(0.33)%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, we were not involved in any such legal proceedings.

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

INVESCO MORTGAGE CAPITAL INC.

November 2, 2012	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 2, 2012	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the Securities and Exchange Commission on June 18, 2009.

3.3	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on July 23, 2012.

4.1	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on July 23, 2012.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

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