Form 10-K
period 2012-12-31
Invesco Mortgage Capital Inc.
filed 2013-03-01
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 001-34385

Invesco Mortgage Capital Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2749336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 892-0896

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,115,234,583 based on the closing sales price on the New York Stock Exchange on June 30, 2012

As of March 1, 2013 there were 134,471,493 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements

We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•

actions and initiatives of the U.S. government, including the impact of Congressional debate on the U.S. debt ceiling and budget deficit, and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and mortgage loan modification programs and our ability to respond to and comply with such actions, initiatives and changes;

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the securities markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	estimates relating to our ability to continue to make distributions to our shareholders in the future;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We finance our Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. Our manager, Invesco Advisors Inc. (our “Manager”) has secured commitments for us with a number of repurchase agreement counterparties. We have, in the past, contributed capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. We are awaiting the final distribution from the Invesco IMRF Fund. See “Our Manager”. In addition, we may use other sources of financing including committed borrowing facilities and other private financing.

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

Public Offerings

On July 26, 2012, we completed a public offering of 5.4 million shares of an initial issuance of 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, at the price of $25.00 per share. Total proceeds were $135.4 million, net of issuance costs of $4.6 million.

During the year ended December 31, 2012, we issued 787,882 shares of common stock at an average price of $20.94 under the share repurchase feature of our Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds of $16.4 million, net of issuance costs of $73,000.

Our Manager

We are externally managed and advised by our Manager, an SEC-registered investment adviser and indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE: IVZ) (“Invesco”).

Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. With the exception of our Chief Financial Officer and our Controller, our Manager and its affiliates do not dedicate any of their respective employees exclusively to us, nor is our Manager and its affiliates or their respective employees obligated to dedicate any specific portion of its or their time to our business. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it.

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

Various factors affect the rate at which mortgage prepayments occur, including changes in the level and directional trends in housing prices, interest rates, general economic conditions, the age of the mortgage loan, the location of the property, social and demographic conditions, government initiated refinance programs, legislative regulations, and industry capacity. Generally, prepayments on Agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

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

CMBS

CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities.

CMBS are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. The credit quality of CMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors such as the principal amount of loans relative to the value of the related properties, the mortgage loan terms, such as amortization, market assessment and geographic location, construction quality of the property, and the creditworthiness of the borrowers.

Residential Mortgage Loans

Residential mortgage loans are loans secured by residential real properties. We generally focus our residential mortgage loan acquisition efforts on the purchase of loan portfolios that are first lien, single-family FRMs, ARMs and Hybrid ARMs with original terms to maturity of not more than 40 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.

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

Mezzanine Loans

Mezzanine loans are generally structured to represent a senior position in the borrower’s equity in, and subordinate to a first mortgage loan, on a property. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.

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

Financing Strategy

We finance our investments in Agency RMBS, non-Agency RMBS and CMBS, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. In addition, we historically financed our investments in CMBS with financing under the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) which was repaid in 2010 and replaced with repurchase agreements. We also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by investing in the Invesco IMRF Fund, which received financing from the U.S. Treasury and from the FDIC.

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

Interest Rate Hedging

Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objective. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, we seek to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We may utilize various derivative financial instruments, including, puts and calls on securities or indices of securities, futures, interest rate swaps and swaptions, interest rate caps, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.

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

Item 1A. Risk Factors.

Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities.

Risks Related to Our Relationship with Our Manager

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of our Manager or one of its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager who provide management services to us could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager expired on the second anniversary of the closing of our initial public offering (“IPO”), or July 1, 2011. The agreement automatically renews for successive one-year terms, and the management agreement is currently in a renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, with the exception of our Chief Financial Officer and our Controller, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business.

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

We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and two of our directors, Mr. Armour and Ms. Dunn Kelley, are employees of our Manager or one of its affiliates. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients that compete directly with us for investment opportunities. Our Manager has investment and financing allocation policies in place intended to enable us to share equitably with the other clients of our Manager or Invesco and its subsidiaries. Therefore, we may compete for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients of our Manager or clients of Invesco and its subsidiaries to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.

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

Concurrent with the completion of our IPO, we completed a private placement in which we sold 75,000 shares of our common stock to our Manager and 1,425,000 Operating Partnership (“OP”) units to Invesco Investments (Bermuda) Ltd., a wholly-owned subsidiary of Invesco. Each of our Manager and Invesco Investments (Bermuda) Ltd. may sell any of these securities at any time. To the extent our Manager or Invesco Investments (Bermuda) Ltd. sells some of these securities, its interests may be less aligned with our interests.

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

Our executive officers and two of our directors are employees of our Manager or one of its affiliates. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager’s performance and the management fees annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

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

We are a holding company that conducts its businesses through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage through our subsidiaries. Similarly, IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. Qualifying assets for this purpose generally include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. IAS Asset I LLC invests in the Invesco IMRF Fund. We treat IAS Asset I LLC’s investment in the Invesco IMRF Fund as a “real estate-related asset” for purposes of the Section 3(c)(5)(C) analysis. As a result, IAS Asset I LLC can invest no more than 45% of its assets in the Invesco IMRF Fund and other real estate-related assets. We may need to adjust IAS Asset I LLC’s assets and strategy from time-to-time in order for it to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C). Any such adjustment in IAS Asset I LLC’s assets or strategy is not expected to have a material adverse effect on our business or strategy. Although we monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exception from the definition of investment company for IAS Asset I LLC and such other subsidiaries that we may form in the future intending to rely on Section 3(c)(5)(C) of the 1940 Act.

We may in the future organize one or more subsidiaries that seek to rely on the 1940 Act exception provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. We expect that the aggregate value of the operating partnership’s interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership’s (and, therefore, our) total assets on an unconsolidated basis.

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

Qualification for exception from the definition of investment company under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities and real estate companies or in assets not related to real estate.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) and Rule 3a-7 of the 1940 Act, including the nature of the assets that qualify for purposes of the exception and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we, the Operating Partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

We may be adversely affected by the current and future economic, regulatory and other actions of the U.S. government and its agencies.

In response to the ongoing financial crisis, the U.S. government, Federal Reserve, U.S. Treasury, Securities and Exchange Commission and other governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future. These actions may include the development and implementation of programs that could result in a flattening in the yield curve and lower long-term interest rates, among other potential impacts. Lower long-term interest rates could result in increased prepayment rates and a narrowing of our net interest margin. Further, there can be no assurance that recent or future U.S. government actions will have the intended beneficial impact on the financial markets or that these actions will not negatively impact our business, results of operations or financial condition.

We may change any of our strategies, policies or procedures without shareholder consent.

We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Report. These changes could adversely affect our business, financial condition, results of operations, the market price of our common stock and our ability to make distributions to our shareholders.

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

We use leverage to finance our assets through borrowings from repurchase agreements, other secured and unsecured forms of borrowing and we contribute capital to equity investments. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets.

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

Any weakness or volatility in the financial markets, the residential and commercial mortgage markets or the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Current market conditions have affected different types of financing for mortgage-related assets to varying degrees, with some sources generally being unavailable, others being available but at a higher cost, with still others being largely unaffected. For example, in the repurchase agreement market, non-Agency RMBS have been more difficult to finance than Agency RMBS. In connection with repurchase agreements, financing rates and advance rates, or haircut levels, have also increased. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. In some cases, margin calls have forced borrowers to liquidate collateral in order to meet the capital requirements of these margin calls, resulting in losses.

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

As a result of ongoing market conditions, including the contraction among and failure of certain lenders, it may be more difficult for us to secure financing.

Our results of operations are materially affected by conditions in the financial markets and the economy generally. Continuing concerns over inflation, energy price volatility, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a weak real estate market continue to contribute to market volatility.

Dramatic declines in the residential and commercial real estate markets, with decreasing home prices and increasing foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail in recent years. We rely on the availability of repurchase agreement financing to acquire many of our target assets. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of continuing market instability. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of ongoing market conditions it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. Our profitability may be adversely affected if we are unable to secure financing for our assets.

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

Foreign financial markets have experienced significant volatility related to events such as the European debt crisis and their governments’ responses. Such responses have included the implementation of various financial reforms including but not limited to development of the Basel III standards by the Basel Committee on Banking Supervision. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel committee agreed to delay implementation of the rules and expanded the scope of assets permitted to be included in a bank’s liquidity measurement. Financial institutions will have until 2019, rather than 2015, to fully comply with the Basel III standards. Adoption of the Basel III standards by U.S. banking regulators could raise capital requirements for, and could place capital constraints, on the financial institutions from which we borrow, possibly limiting our access to financing or affecting the terms of our future financing arrangements. Further, ongoing concerns regarding the financial weaknesses of the European Union sovereign nations could renew concerns of instability in financial systems worldwide. There can be no assurance that actions by foreign governments to stabilize the financial markets will be effective or that these actions and continued volatility will not negatively impact our results of operations, financial condition and business.

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

In addition, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our investment strategy and could increase our costs either of which could materially and adversely impact our results of operations. In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate and credit default swaps, to be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs.

On December 7, 2012, the U.S. Commodity Futures Trading Commission, or CFTC, issued a No-Action Letter, or the No-Action Letter, that provides mortgage REITs relief from registration as a commodity pool operator, or CPO, as a result of their use of swap contracts if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we meet the conditions set forth in the No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration as a CPO. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and we are unable to obtain another exemption from registration, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business and we and our directors may be required to register as a CPO, and/or our Manager may be required to register as a “commodity trading advisor” with the CFTC. In the event we, our directors or our Manager is required to register with the CFTC, it will become subject to additional disclosure, recordkeeping and reporting requirements, which may increase our expenses.

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

We bear the risk of being unable to dispose of our target assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

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

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Ongoing concerns about the mortgage market and a weak real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, continue to contribute to market volatility. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market had an impact on new demand for homes, which has compressed the home ownership rates and weighed heavily on home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. Any further deterioration of the RMBS market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Continued instability in the residential and commercial mortgage markets, including recent increases in defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire our target assets on a leveraged basis, on attractive terms or at all, which could adversely affect our profitability.

Since mid-2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in fewer potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage markets. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Many of these institutions may have owned or financed assets which have declined in value and caused them to suffer losses, enter bankruptcy proceedings, further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. The general market conditions discussed above may make it difficult or more expensive for us to obtain financing on attractive terms or at all, and our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

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

We invest in non-Agency RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.

We invest in non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt-A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, many Alt-A and subprime mortgage loans have experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

We acquire mortgage-backed securities and loans that are subject to defaults, foreclosure timeline extension, fraud and residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Residential mortgage-backed securities are secured by mortgage loans on primarily single family residential properties. Accordingly, the RMBS we invest in are subject to all risks of the respective underlying residential mortgage loans including risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent in part upon the income or assets of the borrower. A number of factors may impair a borrower’s ability to repay their loans, including but not limited to:

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

We may acquire bridge loans secured by first lien and mezzanine mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or redevelopment of a property. The borrower has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

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

Ongoing market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our RMBS and mortgage loans we acquire. Changes in interest rates and prepayments affect the market price of the target assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies, and (3) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

We may be affected by deficiencies in foreclosure practices of third parties, as well as regulatory scrutiny of such practices.

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. In February 2012, the federal government and 49 state attorneys general reached an agreement with the five largest mortgage servicers to address mortgage loan servicing and foreclosure abuses. In January 2013, several mortgage servicers entered into settlement agreements with the OCC and the Federal Reserve Board that ended their independent foreclosure reviews. These agreements may result in the temporary delay of foreclosure proceedings while servicers modify their foreclosure practices. The extension of foreclosure timelines may increase the inventory backlog of distressed homes on the market and create greater uncertainty about housing prices. Prior to making investments in non-Agency RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and formulate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers may impact our loss assumptions and affect the values of, and our returns on, our investments in non-Agency RMBS. Our management is actively reviewing and monitoring the deficiencies and delays in the foreclosure process and assessing its potential impact on our business, financial condition, and results of operations.

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

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, our shareholders may be unable to resell their shares at or above the price our shareholders paid for their shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	decrease in the market valuations of our target assets;

•	increased difficulty in maintaining or obtaining financing on attractive terms, or at all;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

We may issue additional shares of Series A Preferred Stock, a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

We have issued one series of preferred stock, the Series A Preferred Stock. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

The change of control conversion feature of the Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

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

Tax Risks

Investment in our capital stock has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Report and that could affect the U.S. federal income tax treatment of us or our shareholders.

We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in our capital stock and on your individual tax situation.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. We formed a subsidiary, IMRF TRSCO Inc., in 2012 and jointly filed an election with IMRF TRSCO Inc. to treat IMRF TRSCO Inc. as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

IMRF TRSCO Inc. and any other TRS that we may form in the future would pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us.

If we were to organize a TRS as a non-U.S. Corporation (or entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS, the treatment of which under the gross income tests is not clear.

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

Securitizations and certain other financing structures could result in the creation of taxable mortgage pools for federal income tax purposes. A taxable mortgage pool owned by our Operating Partnership would be treated as a corporation for U.S. federal income tax purposes and may cause us to fail the REIT asset tests. Accordingly, if we were to consider a securitization that would create a taxable mortgage pool, we would have to undertake such securitization through a TRS or a subsidiary that qualified as a REIT. These rules may limit our financing options.

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

Purchases of mortgages at a discount may affect our ability to satisfy the REIT asset and gross income tests.

Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. Treasury regulations, as interpreted in in Revenue Procedure 2011-16, provide that if a mortgage loan is secured by both real property and personal property and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year. Similarly, the IRS recently issued guidance for determining the extent to which an interest in an “eligible REMIC” (relating to the HARP program) is treated as a real estate asset and generates qualifying income for purposes of the 75% gross income test. Failure to accurately apply these rules and manage our income and assets could cause us to fail to qualify as a REIT.

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

Beginning January 1, 2013, the maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are taxed at the normal ordinary income rate applicable to the individual recipient subject to a maximum rate of 39.6%, rather than the preferential rate for qualified dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Dividends paid by REITs may be subject to Unearned Income Medicare tax.

Under the Health Care and Education Reconciliation Act of 2010, amending the Patient Protection and Affordable Care Act, high-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income in tax years beginning after December 31, 2012. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual.

Tax-exempt shareholders may realize unrelated business taxable income if we generate excess inclusion income.

If we acquire REMIC residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt shareholder will be treated as unrelated business taxable income.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1555 Peachtree Street, NE, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2012, we were not involved in any such legal proceedings.

Item 4. Mine and Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2012
Fourth quarter	$21.64	$17.40
Third quarter	$20.69	$17.41
Second quarter	$18.40	$16.28
First quarter	$18.52	$13.90

2011
Fourth quarter	$16.23	$12.55
Third quarter	$22.13	$14.10
Second quarter	$23.30	$20.53
First quarter	$24.07	$21.14

Holders

As of March 1, 2013, there were 87 shareholders of record.

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

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2012
December 14, 2012	$0.65	January 28, 2013
September 13, 2012	$0.65	October 29, 2012
June 14, 2012	$0.65	July 27, 2012
March 15, 2012	$0.65	April 27, 2012

2011
December 8, 2011	$0.65	January 27, 2012
September 8, 2011	$0.80	October 27, 2011
June 9, 2011	$0.97	July 28, 2011
March 14, 2011	$1.00	April 27, 2011

Performance Graph

The following graph matches the cumulative 42-month total return of holders of Invesco Mortgage Capital Inc.‘s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through December 31, 2012.

Index	6/30/2009	12/31/2009	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012
Invesco Mortgage Capital Inc.	100.00	125.82	118.58	141.39	149.56	109.05	152.90	175.01
S&P 500	100.00	122.59	114.43	141.05	149.55	144.03	157.70	167.08
FTSE NAREIT Mortgage REITs	100.00	118.98	123.50	145.86	151.89	142.34	168.51	170.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds

We used all of the net proceeds from the IPO, private placement and subsequent common stock and preferred stock offerings, to acquire our target assets in accordance with our objectives and strategies described above. See “Business — Investment Strategy.” Our focus is on purchasing Agency RMBS, non-Agency RMBS, CMBS and certain residential and commercial mortgage loans, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets.

Issuer Purchases of Equity Securities

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2012, we have not repurchased any shares under this program.

Item 6. Selected Financial Data.

The selected historical financial information as of and for the years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.

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

Balance Sheet Data

	As of December 31,
$ in thousands	2012	2011	2010	2009	2008
Mortgage-backed securities, at fair value	18,470,563	14,214,149	5,578,333	802,592	—
Total assets	18,914,760	14,772,167	5,862,399	853,400	979
Repurchase agreements	15,720,460	12,253,038	4,344,659	545,975	—
TALF financing	—	—	—	80,377	—
Total shareholders’ equity	2,558,098	1,892,338	1,019,150	180,515	(21)
Non-controlling interest	31,422	25,075	31,664	29,795	—
Total equity	2,589,520	1,917,413	1,050,814	210,310	(21)

Statement of Operations Data

	For the Years ended December 31,				Period from June 5, 2008 (Date of
$ in thousands, except per share data	2012	2011	2010	2009	Inception) to December 31, 2008
Interest income	566,830	453,352	134,229	23,529	—
Interest expense	237,405	155,241	29,556	4,627	—

Net interest income	329,425	298,111	104,673	18,902	—
Other income	54,267	18,804	11,145	2,073	—
Operating expenses	39,684	30,118	12,093	3,464	22

Net income	344,008	286,797	103,725	17,511	(22)

Net income attributable to non-controlling interest	4,123	4,882	5,326	2,417	—

Net income attributable to Invesco Mortgage Capital Inc.	339,885	281,915	98,399	15,094	(22)

Dividends to preferred shareholders	5,395	—	—	—	-

Net income attributable to common shareholders	334,490	281,915	98,399	15,094	(22)

Earnings per share:

Net income attributable to common shareholders (basic/diluted)	2.89	3.27	3.78	3.37	-

Dividends declared per common share	2.60	3.42	3.49	1.66	-

Weighted average number of shares of common stock:
Basic	115,559	86,365	26,039	4,480	NM

Diluted	117,012	87,804	27,468	5,198	NM

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

We finance the majority of our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. We have also financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco IMRF Fund that received financing under the U.S. government’s PIPP, established and managed by our Manager or one of its affiliates, which, in turn, invests in our target assets.

Public Offerings

On July 26, 2012, we completed a public offering of an initial issuance of 5.4 million shares of 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, at the price of $25.00 per share. Total proceeds were $135.4 million, net of issuance costs of $4.6 million.

During the year ended December 31, 2012, we issued 787,882 shares of common stock at an average price of $20.94 under the share repurchase feature of our Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds of $16.4 million, net of issuance costs of $73,000.

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

Market Conditions

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties, including loan defaults, credit losses and reduced liquidity. As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms was generally unavailable. In response to these unprecedented events, the U.S. government has taken a number of actions to stabilize the financial markets and encourage lending. Significant measures include the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program (“TARP”), the enactment of the Housing and Economic Recovery Act of 2008 (“HERA”), which established a new regulator for Fannie Mae and Freddie Mac and the establishment of the Term Asset-Backed Securities Loan Facility (“TALF”) and the PPIP. Some of these programs have expired and the impact of the wind-down of these programs on the financial sector and on the economic recovery is unknown. Continuing volatility in the RMBS markets may have an adverse effect on the market value and performance of the RMBS in which we invest. Moreover, we rely on financing to acquire, on a leveraged basis, the target assets in which we invest. If market conditions deteriorate, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital required to obtain financing making it more difficult and costly for us to obtain financing.

The Dodd-Frank Act enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas.

“Operation Twist,” was a program conducted by the U.S. Federal Reserve in 2011 and 2012. Pursuant to the first Operation Twist, instituted between September 2011 and June 2012, the Federal Reserve purchased $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. From July 2012 through December 2012, the Federal Reserve deployed $267 billion to purchase Treasury securities with remaining maturities of 6 years to 30 years and sold or redeemed an equal amount of Treasury securities with remaining maturities of approximately 3 years or less. While it is difficult to identify the specific impact Operation Twist had on our business, the program generally reduced asset values and lowered the interest income we received.

In December 2012, the Federal Reserve announced that it would replace “Operation Twist” with another round of long-term asset purchases, or quantitative easing, pursuant to which the Federal Reserve will continue to purchase $40 billion of Agency MBS as well as $45 billion of longer-term Treasury securities per month. We expect that during these large scale purchases of Agency MBS, yields on Agency MBS values will be lower and refinancing volumes will be higher. As a result, returns on our Agency MBS may be adversely affected.

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

On January 30, 2013, the U.S. Federal Reserve announced that it would keep the target range for the federal funds rate at zero to  1/4 percent as long as the unemployment rate remains above 6.5% or until inflation reaches 2.5%. Low levels of federal funds rates may reduce our borrowing costs. However, there can be no assurance that federal funds rates will remain near zero percent, or that such low levels will reduce our cost of funds.

Investment Activities

As of December 31, 2012, 48.6% (2011: 55.1%) of our equity was invested in Agency RMBS, 28.9% (2011: 24.5%) in non-Agency RMBS, 21.1% (2011: 16.8%) in CMBS, and 1.4% (2011: 3.6%) in other investments. We use leverage on our target assets to achieve our return objectives. For our total investment portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

The change in equity allocations between our classes of assets reflects our views on the current risk/return opportunities in the market for our target assets.

As of December 31, 2012, we had $10.0 billion (2011: $6.6 billion) in 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $2.1 billion (2011: $2.4 billion) in 15-year fixed rate Agency RMBS securities, $587.2 million (2011: $1.4 billion) in hybrid adjustable-rate mortgages Agency RMBS (“ARMs”) and $115.8 million (2011: $117.9 million) in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of December 31, 2012, we held $3.1 billion (2011: $2.4 billion) non-Agency RMBS.

As of December 31, 2012, we owned $2.0 billion (2011: $1.2 billion) in CMBS and financed $1.6 billion (2011: $844.9 million) in repurchase agreements. In addition, as of December 31, 2012, we held $504.4 million (2011: $168.5 million) in CMOs.

During the twelve months ended December 31, 2012, we purchased $9.3 billion (2011: $13.3 billion) of mortgage-backed securities. The average yield on these purchases as of December 31, 2012 is 3.0% (2011: 3.8%).

Portfolio Characteristics

The table below represents the vintage of our credit assets as of December 31, 2012:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
Re-REMIC Senior (1)	—	—	—	—	—	—	0.7%	5.9%	39.7%	13.6%	59.9%
Prime	0.6%	1.3%	3.3%	3.0%	12.2%	3.7%	—	—	0.4%	0.0%	24.5%
Alt-A	—	0.4%	1.8%	6.1%	6.9%	—	—	—	—	—	15.2%
Subprime	—	0.2%	—	0.2%	—	—	—	—	—	—	0.4%

Total Non-Agency	0.6%	1.9%	5.1%	9.3%	19.1%	3.7%	0.7%	5.9%	40.1%	13.6%	100.0%

CMBS	—	—	17.4%	18.8%	1.1%	—	—	14.6%	35.9%	12.2%	100.0%

(1)	For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 10.7% 2005, 38.4% 2006 and 50.9% 2007. Additionally, 5.5% of our Re-REMIC holdings are not senior classes.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of December 31, 2012:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	49.2%	California	15.1%
Florida	7.6%	New York	12.2%
New York	6.2%	Texas	10.3%
Virginia	3.2%	Florida	5.4%
New Jersey	3.1%	Illinois	5.0%
Maryland	3.1%	Pennsylvania	4.4%
Washington	2.8%	Virginia	3.1%
Arizona	2.4%	New Jersey	3.1%
Colorado	2.2%	Ohio	2.9%
Illinois	2.0%	Massachusetts	2.7%
Other	18.2%	Other	35.8%

The vintage and geographic concentrations have not significantly changed since December 31, 2011.

Financing and Other Liabilities.

We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of December 31, 2012, we had entered into repurchase agreements totalling $15.7 billion (2011: $12.3 billion). The increase in the amount of the repurchase agreement balance was due to leveraging additional equity received during the year. We also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”), which, in turn, invests in our target assets. As of December 31, 2012, $82.9 million (2011: $79.7 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $17.1 million in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of December 31, 2012 and 2011, the Company had investment related payables of $63.7 million and $107.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to a decrease in mortgage-backed security purchases at the quarter ended December 31, 2012.

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

As of December 31, 2012, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $8.0 billion (2011: $6.9 billion) of borrowings under our repurchase agreements. As of December 31, 2012, included in this amount we had forward starting swaps with a total notional amount of $1.3 billion, with starting dates ranging from May 24, 2013 to September 5, 2013. The increase in the amount of interest rate swaps was due to our view of interest rate risk and increases in our borrowing. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Book Value per Share

Our book value per common share was $20.83, $16.41 and $20.49 as of December 31, 2012, 2011, 2010, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our balance sheet. Refer to Note 3 – “Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
$ in thousands, except per share data	2012	2011	2010

Revenues
Interest income	566,830	453,352	134,229
Interest expense	237,405	155,241	29,556

Net interest income	329,425	298,111	104,673

Other income	54,267	18,804	11,145

Expenses
Management fee — related party	35,658	26,259	8,080
General and administrative	4,026	3,859	4,013

Total expenses	39,684	30,118	12,093

Net income	344,008	286,797	103,725

Net income attributable to non-controlling interest	4,123	4,882	5,326

Net income attributable to Invesco Mortgage Capital Inc.	339,885	281,915	98,399

Dividends to preferred shareholders	5,395	—	—

Net income attributable to common shareholders	334,490	281,915	98,399

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	2.89	3.27	3.78

Dividends declared per common share	2.60	3.42	3.49

Weighted average number of shares of common stock:
Basic	115,559	86,365	26,039

Diluted	117,012	87,804	27,468

The table below presents certain information for our portfolio as of and for the years ended December 31, 2012, 2011, and 2010.

	As of and for the Years Ended
	December 31,
$ in thousands	2012	2011	2010
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	2,302,218	2,171,988	781,284
30 year fixed-rate, at amortized cost	8,395,560	4,547,867	866,568
ARM, at amortized cost	150,377	86,177	12,119
Hybrid ARM, at amortized cost	1,028,432	998,933	83,578
MBS-CMO, at amortized cost	465,469	91,861	24,765
Non-Agency RMBS, at amortized cost	2,524,635	2,057,477	610,421
CMBS, at amortized cost	1,461,359	1,006,164	249,623

Average MBS portfolio	16,328,050	10,960,467	2,628,358

Average Portfolio Yields: (1)
Agency RMBS:
15 year fixed-rate	2.54%	2.96%	2.90%
30 year fixed-rate	3.12%	3.59%	3.40%
ARM	2.51%	2.99%	2.42%
Hybrid ARM	2.60%	2.58%	0.93%
MBS-CMO	2.02%	3.39%	2.58%
Non-Agency RMBS	5.16%	6.79%	11.16%
CMBS	5.22%	5.44%	4.92%
Average MBS portfolio	3.47%	4.14%	5.11%

Average Borrowings*:
Agency RMBS	11,161,176	7,146,066	1,570,211
Non-Agency RMBS	1,902,754	1,536,245	339,209
CMBS	1,108,438	791,212	194,505

Total borrowed funds	14,172,368	9,473,523	2,103,925

Maximum borrowings during the period (2)	16,227,024	12,253,038	4,344,659

Average Cost of Funds: (3)
Agency RMBS	0.39%	0.27%	0.27%
Non-Agency RMBS	1.76%	1.47%	1.59%
CMBS	1.55%	1.35%	2.77%
Unhedged cost of funds	0.67%	0.56%	0.71%
Hedged cost of funds	1.68%	1.64%	1.40%

Average Equity: (4)	2,262,851	1,625,794	590,177
Average debt/equity ratio (average during period)	6.3x	5.8x	3.6x
Debt/equity ratio (as of period end)	6.1x	6.4x	4.1x

*	Average amounts for each period are based on weighted month end balances. For the twelve months ended December 31, 2012, the average balances are presented on an amortized cost basis. Prior periods have been adjusted accordingly for comparative purposes.
(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)	Average cost of funds is calculated by dividing interest expense, by our average borrowings.
(4)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the year ended December 31, 2012, our net income attributable to common shareholders was $334.5 million (2011: $281.9 million; 2010: $98.4 million), or $2.89 (2011: $3.27; 2010: $3.78) basic and diluted net income per average share available to common shareholders.

The increase to net income attributable to common shareholders for the year ended December 31, 2012 versus 2011 is primarily attributable to the growth in our average investment portfolio resulting from our preferred stock and common stock offerings during 2012 and 2011. Our average MBS portfolio increased $5.4 billion during 2012 over 2011.

The increase to net income attributable to common shareholders for the year ended December 31, 2011 versus 2010 is primarily attributable to the growth in our average investment portfolio resulting from our follow-on common stock offerings during 2011 and 2010. Our average MBS portfolio increased $8.3 billion during 2011 over 2010. During 2011, we completed three follow-on common stock offerings raising $1.3 billion in equity.

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During 2012, we had average earning assets of approximately $16.3 billion (2011: $11.0 billion; 2010: $2.6 billion) and earned interest income of $566.8 million (2011: $453.4 million; 2010: $134.2 million). The yield on our average investment portfolio was 3.47% (2011: 4.14%; 2010: 5.11%).

The change in our average assets and the portfolio yield for 2012 versus 2011 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our preferred stock offerings during 2012 and a change in our portfolio composition as we increased our equity allocation to Agency RMBS at lower yields and higher leverage.

The change in our average assets and the portfolio yield for 2011 versus 2010 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our follow-on common stock offerings during 2011 and a change in our portfolio composition as we allocated a higher amount of equity to Agency RMBS at lower yields and higher leverage.

Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 14.6 and 14.3 for the three months ended December 31, 2012 and September 30, 2012, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2012		September 30, 2012
	Company	Cohort	Company	Cohort
15 year Agency RMBS	17.4	26.5	14.6	23.4
30 year Agency RMBS	11.6	20.9	13.1	20.7
Agency Hybrid ARM RMBS	28.5	NA	20.0	NA
Non-Agency RMBS	17.7	NA	16.2	NA

Overall	14.6	NA	14.3	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For 2012, we had average borrowed funds of $14.2 billion (2011: $9.5 billion; 2010: $2.1 billion) and total interest expense of $237.4 million (2011: $155.2 million; 2010: $29.6 million).

The increase in average borrowed funds for 2012 versus 2011 was primarily the result of increasing the size of our investment portfolio in connection with the investment of the proceeds of our preferred stock offering. The increase in interest expense for 2012 versus 2011 was primarily the result of increasing the size of our investment portfolio and hedging costs from additional interest rate swaps.

The increase in average borrowed funds for 2011 versus 2010 was primarily the result of increasing our investment portfolio in connection with the investment of the proceeds of our follow-on common stock offerings. The increase in interest expense for 2011 versus 2010 was primarily the result of a higher average borrowing balance outstanding and higher average cost of funds.

For the year ended December 31, 2012, our average hedged cost of funds was 1.68% (2011: 1.64%; 2010: 1.40%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2012, totaled $329.4 million (2011: $298.1 million; 2010: $104.7 million). Our net interest rate margin for the year ended December 31, 2012, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.79% (2011: 2.50%; 2010: 3.71%).

The increase in net interest income for 2012 versus 2011 was primarily the result of increasing our investment portfolio with the net proceeds of our preferred stock offering. The decrease in net interest margin was primarily due to a lower average earning asset yield.

The increase in net interest income for 2011 versus 2010 was primarily the result of increasing our investment portfolio with the net proceeds of our follow-on common stock offerings. The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps.

Gain on Sale of Investments

As part of our investment process, all of our MBS are reviewed on a monthly basis to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As a result of our change in market assumptions, we sold securities and recognized a net gain of approximately $48.2 million for the year ended December 31, 2012 (2011: $11.0 million; 2010: $3.5 million).

Loss on Other-Than-Temporary Impaired Securities

For the year ended December 31, 2012, we recognized no losses (2011: $0; 2010: $510,000) on other-than-temporarily impaired securities in the consolidated statement of operations which had been included in accumulated other comprehensive income. Credit losses recognized during 2010 on non-Agency RMBS were anticipated and included in the price paid for the asset at acquisition and were included in the security’s estimated yield at acquisition. Refer to Note 3 – “Mortgage-Backed Securities” for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the year ended December 31, 2012, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the Invesco IMRF Fund of approximately $3.0 million (2011: $6.0 million; 2010: $4.8 million) and $671,000 (2011: unrealized loss of $3.8 million; 2010: unrealized appreciation of $3.5 million), respectively. The decrease in equity in earnings and decrease in unrealized income on the change in fair value was primarily the result of realizing less gains on investments sold during 2012 and a decrease in the fair value of investments remaining in the Invesco IMRF Fund at December 31, 2012.

On September 30, 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the year ended December 31, 2012, we recognized equity in earnings and unrealized loss on the change in fair value of our investment in the IMRF LLC of approximately $3.8 million (2011: $759,000) and $315,000 (2011: unrealized appreciation of $325,000), respectively.

Other Income

We finance our activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. Since the interest rate on repurchase agreements change on a one to twelve month basis, we are continuously exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and swaptions as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any.

For the year ended December 31, 2012, our unrealized loss on interest rate swaps and swaptions consists of approximately $369,000 (2011: $764,000; 2010: $90,000) which represents the ineffective portion of the change in fair value of our interest rate swaps and $3.9 million of unrealized losses which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings.

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the year ended December 31, 2012 we recognized income of $3.1 million (2011: $5.3 million; 2010: $13,000) on our investment in the CDS of which $180,000 (2011: $1.3 million; 2010: $0) is an unrealized gain based on change in the fair market value of the CDS and $2.9 million (2011: $4.0 million; 2010: $13,000) represents premium payments we receive for providing protection.

Expenses

For the year ended December 31, 2012, we incurred management fees of $35.7 million (2011: $26.3 million; 2010: $8.1 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2011 and 2012. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager.

For the year ended December 31, 2012, our general and administrative expense of $4.0 million (2011: $3.9 million; 2010: $4.0 million) includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs.

Net Income after Preferred Dividends and Return on Average Equity

For the year ended December 31, 2012, our net income after preferred dividends was $338.6 million (2011: $286.8 million; 2010: $103.7 million) and our annualized return on average equity was 14.96% (2011: 17.64%; 2010: 17.58%). The change in net income after preferred dividends and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and the changes in our portfolio composition during 2012 and 2011. The decline in average return on equity was the result of lower asset yields on the portfolio as a result of the interest rate environment.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repayment of borrowings and other general business needs. Our primary sources of funds for liquidity consists of the net proceeds from our common and preferred equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. We are unable to offer securities in a public offering pursuant to our registration statement on Form S-3ASR during the Month of March 2013 due to our failure to timely file our 2012 proxy statement. We intend to file a new shelf registration on Form S-3ASR on or about April 1, 2013. We also have sought, and may continue to finance our assets under, and may otherwise participate in, programs established by the U.S. government.

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

We held cash and cash equivalents of $286.5 million at December 31, 2012 (2011: $197.2 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $427.5 million for the year ended December 31, 2012 (2011: $305.4 million; 2010: $71.5 million). The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which resulted from the increase in average interest earning assets of $16.3 billion in investments at December 31, 2012 as compared to $11.0 billion at December 31, 2011 and $2.6 billion at December 31, 2010.

Our investing activities used net cash of $3.7 billion for the year ended December 31, 2012 (2011: $9.1 billion; 2010: $4.4 billion). During the year ended December 31, 2012 we utilized cash to purchase $9.2 billion in securities which were offset by proceeds from asset sales of $2.9 billion and principal payments of $2.6 billion. During the year ended December 31, 2011 we utilized cash to purchase $13.7 billion in securities, sold $3.1 billion of securities and received principal payments of $1.5 billion. During the year ended December 31, 2010 we utilized cash to purchase $5.1 billion in securities and sold $260.1 million of securities and received principal payments of $420.6 million. During 2012 and 2011, we utilized proceeds generated from our financing activities to increase our investment portfolio, resulting in an increase in purchases of mortgage-backed securities and an increase in principal payments.

Our financing activities for the year ended December 31, 2012 primarily consisted of net proceeds from our preferred stock offering in which we raised approximately $135.4 million in equity and net proceeds from our repurchase agreements of $3.4 billion.

Our financing activities for the year ended December 31, 2011 primarily consisted of net proceeds from our follow-on common stock offerings in which we raised approximately $1.3 billion in equity and net proceeds from our repurchase agreements of $7.9 billion.

Our financing activities for the year ended December 31, 2010 primarily consisted of net proceeds from our follow-on common stock offerings in which we raised approximately $830.8 million in equity and net proceeds from our repurchase agreements of $3.8 billion.

The table below shows the allocation of our equity and debt-to-equity ratio as of December 31, 2012. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	Unconsolidated Ventures	Total
Borrowings	11,713,565	2,450,960	1,555,935	—	15,720,460
Equity allocation	1,259,484	749,438	545,297	35,301	2,589,520
Debt / Equity Ratio	9.3	3.3	2.9	—	6.1
% of Total Equity	48.6%	28.9%	21.1%	1.4%	100.0%

As of December 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.74% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was 17.86% and under our repurchase agreements for CMBS was 18.91%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 35% and for CMBS range from a low of 10% to a high of 30%. Our hedged cost of funds was 1.68% and 1.64% as of December 31, 2012 and 2011, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

As discussed above under “—Market Conditions,” the residential mortgage market in the United States remains weak and is subject to the following conditions:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to potential security liquidations;

•	continued volatility in the broader residential mortgage and RMBS markets despite signs of improvements; and

•	significant disruption in financing of RMBS.

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

Effective as of May 27, 2011, we implemented the DRSPP, pursuant to which we registered and reserved for issuance 10,000,000 shares of our common stock. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the year ended December 31, 2012, we issued 776,361 shares of common stock (2011: 4,121,638 shares; 2010: 0 shares) under the share purchase feature of our DRSPP. During the year ended December 31, 2012, we issued a total of 11,521 shares of common stock (2011: 11,912 shares; 2010: 11 shares) under the waiver feature of the DRSPP. Due to a delay in filing our 2012 proxy statement, we are suspending the issuance of shares pursuant to the DRSPP during the month of March 2013. We intend to resume such sales on or about April 1, 2013 upon the filing of a new registration statement on Form S-3ASR.

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2012, we have not repurchased any shares under this program.

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

Contractual Obligations

We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 8 – “Related Party Transactions” for details of our reimbursements to our Manager.

Contractual Commitments

As of December 31, 2012, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	15,720,460	15,720,460	—	—	—
Invesco IMRF Fund and AIV Fund	17,139	17,139	—	—	—

Total contractual obligations	15,737,599	15,737,599	—	—	—

As of December 31, 2012, we have approximately $16.3 million in contractual interest payments related to our repurchase agreements.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. As of December 31, 2012 and 2011, approximately $82.9 million and $79.7 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into on December 30, 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $12.4 million as of December 31, 2012 (2011: $17.3 million). The remaining notional amount of the CDS is $79.8 million at December 31, 2012 compared to $112.1 million at December 31, 2011, and we estimated the fair market value of the CDS to be $1.5 million at December 31, 2012 compared to $1.3 million at December 31, 2011. As of December 31, 2012, we have not made any payments related to the CDS contract.

Shareholders’ Equity

On July 26, 2012, we completed a public offering of an initial issuance of 5.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, at the price of $25.00 per share. Total proceeds were $135.4 million, net of issuance costs of $4.6 million.

During the year ended December 31, 2012, we issued 787,882 shares of common stock at an average price of $20.94 under the share repurchase feature of our DRSPP with total proceeds to us of approximately $16.4 million, net of issuance costs of $73,000.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the year ended December 31, 2012, net unrealized losses included in shareholders’ equity is $485.7 million (2011: $423.9 million loss; 2010: $17.8 million gain).

The increase in net unrealized loss is primarily attributable to changes in the market values of our cash flow hedges that qualify for hedge accounting. Refer to Note 3 – “Mortgage-Backed Securities” and Note 6 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the year ended December 31, 2012, we recognized compensation expense of approximately $166,000 (2011: $143,000; 2010: $105,000) and issued 8,767 shares (2011: 7,053 shares; 2010: 4,173 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

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

Unrelated Business Taxable Income

We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.

Other Matters

We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2012. We also believe that our revenue qualifies for the 75% gross income test and for the 95% gross income test for the taxable year ended December 31, 2012. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends for the taxable year ended December 31, 2012. Therefore, as of December 31, 2012, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2012, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The primary components of our market risk are related to interest rate, principal prepayment and market value. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	12.71%	(1.73)%
+0.50%	23.29%	(0.69)%
-0.50%	(25.84)%	0.43%
-1.00%	(49.66)%	0.19%

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

Credit Risk

We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS in our portfolio. We seek to manage this risk through our pre-acquisition due diligence process. In addition, with respect to any particular asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent auditors, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2012. Their report dated March 1, 2013, which is included herein, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule-15(f) and 15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2013 annual shareholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

3.2	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 8-A, filed with the SEC on July 23, 2012.

3.3	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the SEC on June 18, 2009 (“Pre-Effective Amendment No. 8”).

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed with the SEC on July 23, 2012.

10.1	Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.) and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.2	Management Agreement, dated as of July 1, 2009, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc. and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.3	Amendment to Management Agreement, dated as of May 24, 2011, by and among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc., IAS Operating Partnership LP., and IAS Asset I LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.

10.4	First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.5	First Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated as of July 23, 2012.

10.6§	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.

10.7	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.8	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.9	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.10	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K Report.

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

(b) Exhibits: See (a)(3) above.

(c) Financial Statement Schedules: See (a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Invesco Mortgage Capital Inc.

We have audited the internal control over financial reporting of Invesco Mortgage Capital Inc. (a Maryland Corporation) and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 1, 2013

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except share and per share amounts	As of
ASSETS	December 31, 2012	December 31, 2011

Mortgage-backed securities, at fair value	18,470,563	14,214,149
Cash and cash equivalents	286,474	197,224
Restricted cash	—	74,496
Investment related receivable	41,429	160,424
Investments in unconsolidated ventures, at fair value	35,301	68,793
Accrued interest receivable	62,977	54,167
Derivative assets, at fair value	6,469	1,339
Other assets	11,547	1,575

Total assets	18,914,760	14,772,167

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	15,720,460	12,253,038
Derivative liability, at fair value	436,440	396,780
Dividends and distributions payable	79,165	75,933
Investment related payable	63,715	107,032
Accrued interest payable	15,275	12,377
Accounts payable and accrued expenses	877	556
Due to affiliate	9,308	9,038

Total liabilities	16,325,240	12,854,754

Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized, 7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 and no shares issued and outstanding at December 31, 2012 and 2011, respectively	135,362	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 116,195,500 and 115,395,695 shares issued and outstanding, at December 31, 2012 and 2011, respectively	1,162	1,154
Additional paid in capital	2,316,290	2,299,543
Accumulated other comprehensive income (loss)	86,436	(393,291)
Retained earnings (distributions in excess of earnings)	18,848	(15,068)

Total shareholders’ equity	2,558,098	1,892,338

Non-controlling interest	31,422	25,075

Total equity	2,589,520	1,917,413

Total liabilities and equity	18,914,760	14,772,167

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
$ in thousands, except per share data	2012	2011	2010

Revenues
Interest income	566,830	453,352	134,229
Interest expense	237,405	155,241	29,556

Net interest income	329,425	298,111	104,673

Other income
Gain on sale of investments	48,215	10,959	3,456
Equity in earnings and fair value change in unconsolidated ventures	7,169	3,301	8,276
Loss on other-than-temporarily impaired securities	—	—	(510)
Unrealized loss on interest rate swaps and swaptions	(4,232)	(764)	(90)
Realized and unrealized credit default swap income	3,115	5,308	13

Total other income	54,267	18,804	11,145

Expenses
Management fee — related party	35,658	26,259	8,080
General and administrative	4,026	3,859	4,013

Total expenses	39,684	30,118	12,093

Net income	344,008	286,797	103,725

Net income attributable to non-controlling interest	4,123	4,882	5,326

Net income attributable to Invesco Mortgage Capital Inc.	339,885	281,915	98,399

Dividends to preferred shareholders	5,395	—	—

Net income attributable to common shareholders	334,490	281,915	98,399

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	2.89	3.27	3.78

Dividends declared per common share	2.60	3.42	3.49

Weighted average number of shares of common stock:
Basic	115,559	86,365	26,039

Diluted	117,012	87,804	27,468

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
$ in thousands, except per share data	2012	2011	2010

Net income	344,008	286,797	103,725

Other comprehensive income (loss)
Unrealized gains (losses) on mortgage-backed securities, net	524,943	(32,485)	18,526
Unrealized losses on derivatives, net	(39,290)	(391,421)	(722)

Other comprehensive income (loss)	485,653	(423,906)	17,804

Comprehensive income (loss)	829,661	(137,109)	121,529
Less: Comprehensive income (loss) attributable to non-controlling interest	(10,049)	1,718	(6,836)
Less: Dividends to preferred shareholders	(5,395)	—	—

Comprehensive income (loss) attributable to common shareholders	814,217	(135,391)	114,693

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

			Attributable to Common Shareholders
$ in thousands, except per share amounts	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	—	8,887,212	89	172,385	7,721	320	180,515	29,795	210,310

Net income	—	—	—	—	—	—	98,399	98,399	5,326	103,725
Other comprehensive income	—	—	—	—	—	16,294	—	16,294	1,510	17,804
Proceeds from issuance of common stock, net of offering costs	—	—	40,962,811	410	830,301	—	—	830,711	—	830,711
Stocks awards	—	—	4,173	—	—	—	—		—	—
Common stock dividends	—	—	—	—	—	—	(106,892)	(106,892)	—	(106,892)
Common unit dividends	—	—	—	—	—	—	—	—	(4,973)	(4,973)
Amortization of equity-based compensation	—	—	—	—	123	—	—	123	6	129

Balance at December 31, 2010	—	—	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814

Net income	—	—	—	—	—	—	281,915	281,915	4,882	286,797
Other comprehensive loss	—	—	—	—	—	(417,306)	—	(417,306)	(6,600)	(423,906)
Proceeds from issuance of common stock, net of offering costs	—	—	65,533,550	655	1,296,545	—	—	1,297,200	—	1,297,200
Stocks awards	—	—	7,949	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(288,810)	(288,810)	—	(288,810)
Common unit dividends	—	—	—	—	—	—	—	—	(4,874)	(4,874)
Amortization of equity-based compensation	—	—	—	—	189	—	—	189	3	192

Balance at December 31, 2011	—	—	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413

Net income	—	—	—	—	—	—	339,885	339,885	4,123	344,008
Other comprehensive income	—	—	—	—	—	479,727	—	479,727	5,926	485,653
Proceeds from issuance of common stock, net of offering costs	—	—	787,882	8	16,415	—	—	16,423	—	16,423
Proceeds from issuance of preferred stock, net of offering costs	5,600,000	135,362	—	—	—	—	—	135,362	—	135,362
Stocks awards	—	—	11,923	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(300,574)	(300,574)	—	(300,574)
Common unit dividends	—	—	—	—	—	—	—	—	(3,706)	(3,706)
Preferred stock dividends	—	—	—	—	—	—	(5,395)	(5,395)	—	(5,395)
Amortization of equity-based compensation	—	—	—	—	332	—	—	332	4	336

Balance at December 31, 2012	5,600,000	135,362	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	344,008	286,797	103,725
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage-backed securities premiums and discounts, net	139,624	50,110	(7,399)
Unrealized loss on interest rate swap and swaptions	4,232	764	90
Unrealized gain on credit default swap	(180)	(1,339)	—
Gain on sale of mortgage-backed securities	(48,215)	(10,959)	(3,456)
Loss on other-than-temporarily impaired securities	—	—	510
Equity in earnings and fair value change in unconsolidated ventures	(7,169)	(3,301)	(8,276)
Amortization of equity-based compensation	336	192	129
Changes in operating assets and liabilities
Increase in accrued interest receivable	(8,810)	(31,664)	(18,985)
(Increase) decrease in other assets	83	(288)	167
Increase in accrued interest payable	2,898	9,798	1,981
Increase in due to affiliate	306	5,595	2,542
Increase (decrease) in accounts payable and accrued expenses	337	(342)	501

Net cash provided by operating activities	427,450	305,363	71,529

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(9,171,750)	(13,747,267)	(5,063,798)
(Contributions) distributions to investment in unconsolidated ventures, net	40,661	(9,335)	(43,451)
Principal payments from mortgage-backed securities	2,618,003	1,492,900	420,591
Proceeds from sale of mortgage-backed securities	2,851,711	3,115,184	260,090
Change on investment in other assets	(10,000)	—	—
Payment of premiums for interest rate swaption	(8,813)	—	—

Net cash used in investing activities	(3,680,188)	(9,148,518)	(4,426,568)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	16,316	1,297,069	830,806
Proceeds from issuance of preferred stock	135,362	—	—
Restricted cash	74,496	38,871	(92,660)
Investment related payable	(17,324)	—	11,050
Proceeds from repurchase agreements	153,409,971	92,911,002	20,545,015
Principal repayments of repurchase agreements	(149,970,390)	(85,002,623)	(16,746,331)
Proceeds from TALF financing	—	—	71,526
Principal payments of TALF financing	—	—	(151,903)
Payments of common and preferred stock dividends and common unit distributions	(306,443)	(267,492)	(72,953)

Net cash provided by financing activities	3,341,988	8,976,827	4,394,550

Net change in cash	89,250	133,672	39,511
Cash and cash equivalents, beginning of period	197,224	63,552	24,041

Cash and cash equivalents, end of period	286,474	197,224	63,552

Supplement disclosure of cash flow information
Interest paid	234,507	145,443	27,248

Non-cash investing and financing activities information

Net change in unrealized gain on mortgage-backed securities and derivatives	485,652	(423,906)	17,804

Net change in unconsolidated ventures	—	(1,432)	1,130

Net change in restricted cash	—	(12,223)	5,948

Dividends and distributions declared not paid	79,165	75,933	49,741

Payable for mortgage-backed securities purchased	121,056	(431,732)	363,753

Repurchase agreements, not settled	27,841	—	—

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of December 31, 2012, the Company owned 98.8% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.2%.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2012, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

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

If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its balance sheet, and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and non-Agency RMBS as a mortgage related receivable from the counterparty on its balance sheet. See recent accounting pronouncements not yet adopted.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

Note 3 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2012 and 2011, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at December 31, 2012 and 2011.

December 31, 2012

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,964,999	102,058	2,067,057	63,839	2,130,896	4.09%	2.37%	2.37%
30 year fixed-rate	9,168,196	601,592	9,769,788	238,949	10,008,737	4.21%	2.89%	2.88%
ARM	109,937	3,464	113,401	2,365	115,766	3.15%	2.06%	2.02%
Hybrid ARM	556,790	13,493	570,283	16,885	587,168	3.19%	2.18%	2.22%

Total Agency pass-through	11,799,922	720,607	12,520,529	322,038	12,842,567	4.13%	2.77%	2.75%

Agency-CMO(4)	1,322,043	(819,530)	502,513	1,926	504,439	2.89%	2.35%	1.51%
Non-Agency RMBS(5)	3,339,683	(308,885)	3,030,798	48,238	3,079,036	4.20%	4.61%	4.80%
CMBS	1,868,928	24,070	1,892,998	151,523	2,044,521	5.27%	4.96%	4.82%

Total	18,330,576	(383,738)	17,946,838	523,725	18,470,563	4.17%	3.30%	3.27%

(1)	Net weighted average coupon as of December 31, 2012 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of December 31, 2012 incorporates future prepayment and loss assumptions.
(3)	Average yield based on average amortized cost for the three months ended December 31, 2012 incorporates future prepayment and loss assumptions.
(4)	Included in the Agency-CMO are interest only securities which represent 14.1% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 79.2% variable rate, 15.5% fixed rate, and 5.3% floating rate based on fair value.

December 31, 2011
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	2,289,495	123,610	2,413,105	36,454	2,449,559	4.18%	2.85%	2.75%
30 year fixed-rate	6,055,045	410,257	6,465,302	116,309	6,581,611	4.95%	3.66%	3.52%
ARM	113,413	2,398	115,811	2,065	117,876	3.40%	3.07%	2.90%
Hybrid ARM	1,321,339	30,516	1,351,855	22,630	1,374,485	3.29%	2.59%	2.49%

Total Agency pass-through	9,779,292	566,781	10,346,073	177,458	10,523,531	4.53%	3.33%	3.19%

Agency-CMO(4)	765,172	(592,342)	172,830	(4,368)	168,462	2.86%	3.52%	1.32%
Non-Agency RMBS(5)	2,719,797	(252,135)	2,467,662	(108,434)	2,359,228	4.57%	5.07%	6.05%
CMBS	1,250,607	(21,805)	1,228,802	(65,874)	1,162,928	5.38%	5.60%	5.69%

Total	14,514,868	(299,501)	14,215,367	(1,218)	14,214,149	4.52%	3.83%	3.93%

(1)	Net weighted average coupon as of December 31, 2011 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of December 31, 2011 incorporates future prepayment and loss assumptions.
(3)	Average yield based on average amortized cost for the three months ended December 31, 2011 incorporates future prepayment and loss assumptions.
(4)	Included in the Agency-CMO are interest only securities which represent 28.3% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 85.0% variable rate, 9.8% fixed rate, and 5.2% floating rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of December 31, 2012 and December 31, 2011, respectively:

$ in thousands	December 31, 2012	% of Non-Agency	December 31, 2011	% of Non-Agency
Re-REMIC Senior	1,844,209	59.9%	1,634,376	69.3%
Prime	754,161	24.5%	482,113	20.4%
Alt-A	468,181	15.2%	231,937	9.8%
Subprime	12,485	0.4%	10,803	0.5%

Total Non-Agency	3,079,036	100.0%	2,359,229	100.0%

The following table summarizes certain characteristics of our senior Re-REMIC Holdings as of December 31, 2012 and December 31, 2011:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2012	December 31, 2011
0-10	2.1%	—%
10-20	3.2%	3.0%
20-30	15.0%	15.3%
30-40	27.0%	19.3%
40-50	40.4%	48.1%
50-60	7.6%	8.3%
60-70	4.7%	6.0%

Total	100.0%	100.0%

(1)	Subordination refers to the credit enhancement provided to the senior Re-REMIC tranche by the junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by the junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the senior Re-REMIC tranche.

The components of the carrying value of the Company’s investment portfolio at December 31, 2012 and 2011 are presented below:

$ in thousands	December 31, 2012	December 31, 2011
Principal balance	18,330,576	14,514,868
Unamortized premium	788,716	587,430
Unamortized discount	(1,172,454)	(886,931)
Gross unrealized gains	563,093	203,965
Gross unrealized losses	(39,368)	(205,183)

Fair value	18,470,563	14,214,149

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of December 31, 2012 and 2011:

$ in thousands	December 31, 2012	December 31, 2011
Less than one year	70,044	68,217
Greater than one year and less than five years	13,146,577	12,150,472
Greater than or equal to five years	5,253,942	1,995,460

Total	18,470,563	14,214,149

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2012 and 2011, respectively:

December 31, 2012	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	31,269	(279)	—	—	31,269	(279)
30 year fixed-rate	1,763,113	(6,469)	78,640	(832)	1,841,753	(7,301)

Total Agency pass through	1,794,382	(6,748)	78,640	(832)	1,873,022	(7,580)

Agency-CMO	31,719	(7,796)	10,770	(2,812)	42,489	(10,608)
Non-Agency RMBS	516,744	(6,005)	490,503	(12,895)	1,007,247	(18,900)
CMBS	187,349	(1,267)	52,813	(1,013)	240,162	(2,280)

Total	2,530,194	(21,816)	632,726	(17,552)	3,162,920	(39,368)

December 31, 2011	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	149,092	(754)	—	—	149,092	(754)
30 year fixed-rate	844,272	(5,563)	—	—	844,272	(5,563)
ARM	25,508	(179)	13,062	(52)	38,570	(231)
Hybrid ARM	24,929	(73)	—	—	24,929	(73)

Total Agency pass through	1,043,801	(6,569)	13,062	(52)	1,056,863	(6,621)

Agency-CMO	50,084	(8,362)	—	—	50,084	(8,362)
Non-Agency RMBS	1,981,046	(104,813)	46,193	(11,622)	2,027,239	(116,435)
CMBS	796,965	(73,765)	—	—	796,965	(73,765)

Total	3,871,896	(193,509)	59,255	(11,674)	3,931,151	(205,183)

Gross unrealized losses on the Company’s Agency RMBS were $7.6 million at December 31, 2012. Due to the inherent credit quality of Agency RMBS, the Company determined that at December 31, 2012, any unrealized losses on its Agency RMBS portfolio are temporary.

Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $31.8 million at December 31, 2012. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
$ in thousands	2012	2011	2010
Accumulated other comprehensive income from investment securities:
Unrealized loss on MBS at beginning of period	(1,218)	31,267	12,741
Unrealized gain (loss) on MBS, net	524,943	(32,485)	18,526

Balance at the end of period	523,725	(1,218)	31,267

During the years ended December 31, 2012 and 2011 the Company reclassified $42.8 million of net unrealized gain and $7.5 million of net unrealized losses, respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

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

The following table presents the other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
$ in thousands	2012	2011	2010
Credit related other-than-temporary impairments included in earnings	—	—	510
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—	—

Total other-than-temporary impairment losses	—	—	510

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
$ in thousands	2012	2011	2010
Cumulative credit loss amount at the beginning of the period	—	510	—
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	—	510
Reductions for securities sold	—	(510)	—

Cumulative credit loss amount at end of period	—	—	510

The following table presents components of interest income on the Company’s MBS portfolio for the years ended December 31, 2012, 2011 and 2010.

For the Year ended December 31, 2012		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	517,651	(157,239)	360,412
Non-Agency	111,191	19,010	130,201
CMBS	77,701	(1,395)	76,306
Other	(89)	—	(89)

Total	706,454	(139,624)	566,830

For the Year ended December 31, 2011		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	344,447	(85,566)	258,881
Non-Agency	104,547	35,230	139,777
CMBS	54,508	226	54,734
Other	(40)	—	(40)

Total	503,462	(50,110)	453,352

For the Year ended December 31, 2010		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	76,602	(22,794)	53,808
Non-Agency	38,250	29,851	68,101
CMBS	11,936	342	12,278
Other	42	—	42

Total	126,830	7,399	134,229

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

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco IMRF Fund that received financing under the PPIP. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund $17.1 million in aggregate of additional capital at December 31, 2012 for the Invesco IMRF Fund and AIV. The Company realized approximately $3.0 million (2011: $6.0 million; 2010: $4.8 million) of equity in earnings for the years ended December 31, 2012 related to these investments. The Company also realized $671,000 of unrealized gain (2011: $3.8 million of unrealized loss; 2010: $3.5 million of unrealized gain) from these investments for the year ended December 31, 2012.

IMRF Loan Portfolio Member LLC

On December 31, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”), a limited liability company managed by AIV. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $3.8 million (2011: $759,000) of equity in earnings and $315,000 of unrealized depreciation (2011: $325,000 unrealized appreciation) from these investments for the year ended December 31, 2012.

Note 5 – Borrowings

Repurchase Agreements

The Company has entered into repurchase agreements to finance the majority of its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.78% and 0.68% at 2012 and 2011, respectively. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2012 and 2011:

$ in thousands	December 31, 2012			December 31, 2011
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Agency RMBS	11,713,565	0.48%	16	9,491,538	0.38%	22
Non-Agency RMBS	2,450,960	1.75%	23	1,916,620	1.79%	22
CMBS	1,555,935	1.51%	18	844,880	1.55%	22

Total	15,720,460	0.78%	17	12,253,038	0.68%	22

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at December 31, 2012.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2012 and 2011:

December 31, $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,600,331	10.2%	1,919,676
Morgan Stanley & Co. Incorporated	1,275,616	8.1%	1,397,846
Nomura Securities International, Inc.	1,240,231	7.9%	1,350,901
Mitsubishi UFJ Securities (USA), Inc.	941,671	6.0%	990,057
Wells Fargo Securities, LLC	941,556	6.0%	1,079,194
HSBC Securities (USA) Inc	883,726	5.6%	918,551
South Street Securities LLC	819,524	5.2%	871,963
CitiGroup Global Markets Inc.	780,020	5.0%	882,517
Banc of America Securities LLC	728,609	4.6%	838,216
Scotia Capital	708,750	4.5%	744,692
Industrial and Commercial Bank of China Financial Services LLC	634,928	4.0%	690,783
Deutsche Bank Securities Inc.	587,919	3.7%	666,472
ING Financial Market LLC	573,116	3.6%	622,944
JP Morgan Securities Inc.	561,426	3.6%	697,602
Royal Bank of Canada	560,828	3.6%	641,079
BNP Paribas Securities Corp.	488,375	3.1%	516,770
Goldman, Sachs & Co.	468,806	3.0%	509,660
Daiwa Capital Markets America Inc	456,098	2.9%	479,354
Pierpont Securities LLC	437,095	2.8%	463,466
Barclays Capital Inc.	350,688	2.3%	372,708
RBS Securities Inc.	348,741	2.2%	427,183
Mizuho Securities USA Inc.	101,962	0.6%	122,836
Cantor Fitzgerald & Co.	80,466	0.5%	86,961
KGS-Alpha Capital Markets, L.P.	79,052	0.5%	86,241
Guggenheim Liquidity Services, LLC	43,245	0.3%	45,437
TD Securities	27,681	0.2%	33,129

Total	15,720,460	100.0%	17,456,238

December 31, 2011 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	2,419,546	19.8%	2,738,101
Nomura Securities International, Inc.	1,069,235	8.7%	1,152,957
Mitsubishi UFJ Securities (USA), Inc.	925,863	7.6%	979,907
Industrial and Commercial Bank of China Financial Services LLC	848,919	6.9%	895,760
South Street Securities LLC	772,637	6.3%	818,513
JP Morgan Securities Inc.	663,879	5.4%	764,972
Morgan Stanley & Co. Incorporated	645,570	5.3%	710,729
Goldman, Sachs & Co.	606,922	5.0%	649,514
RBS Securities Inc.	593,051	4.8%	671,073
ING Financial Market LLC	537,122	4.4%	568,813
Deutsche Bank Securities Inc.	531,302	4.3%	579,659
Banc of America Securities LLC	455,954	3.7%	521,888
CitiGroup Global Markets Inc.	447,280	3.7%	476,511
Royal Bank of Canada	422,700	3.4%	482,988
Wells Fargo Securities, LLC	389,803	3.2%	479,926
BNP Paribas Securities Corp.	348,707	2.8%	372,876
Mizuho Securities USA Inc.	186,997	1.5%	206,594
Guggenheim Liquidity Services, LLC	139,744	1.1%	147,786
Daiwa Capital Markets America Inc	106,121	0.9%	113,695
UBS Securities Inc.	80,083	0.7%	84,561
Cantor Fitzgerald & Co.	61,603	0.5%	63,999

Total	12,253,038	100.0%	13,480,822

Company MBS held by counterparties as security for repurchase agreements was $17.5 billion and $13.5 billion at December 31, 2012 and 2011, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 110% for 2012 and 2011, respectively.

Cash collateral held by the counterparties at December 31, 2012 and 2011 was $0 and $37.5 million, respectively. The cash collateral was replaced by Agency RMBS during 2012.

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

The Company’s only CDS contract was entered into on December 31, 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3%. The Company is required to post collateral as security for potential loss payments.

At December 31, 2012 and 2011, the open CDS sold by the Company is summarized as follows:

$ in thousand	December 31, 2012	December 31, 2011
Fair value amount	1,519	1,339
Notional amount	79,806	112,128
Maximum potential amount of future undiscounted payments	79,806	112,128
Recourse provisions with third parties	—	—
Collateral held by counterparty	12,371	17,324

The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. For the year ended December 31, 2012, the Company had $3.9 million of unrealized losses, which represent the change in fair value of our interest rate swaptions that are recognized directly in earnings.

As of December 31, 2012, the company had the following outstanding interest rate swaptions (agreements to enter into interest rates swaps in the future for which the Company would pay a fixed rate):

$ in thousands	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	2,140	26	3.37	200,000	1.85%	3M Libor	5.0
Payer	> 6 Months	6,673	4,924	10.48	650,000	2.84%	3M Libor	10.0

		8,813	4,950	8.81	850,000	2.61%		8.8

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

During the year ended December 31, 2012, the Company recorded $369,000 (2011: $764,000; 2010: $90,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $145.1 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 126 months.

As of December 31, 2012, the Company had the following interest rate derivatives outstanding, that were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
The Bank of New York Mellon	100,000	5/24/2013	1.83%
The Bank of New York Mellon	200,000	6/15/2013	1.73%
SunTrust Bank	100,000	7/15/2014	2.79%
Deutsche Bank AG	200,000	1/15/2015	1.08%
Deutsche Bank AG	250,000	2/15/2015	1.14%
Credit Suisse International	100,000	2/24/2015	3.26%
Credit Suisse International	100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.	100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.	50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, Inc.	300,000	1/24/2016	2.12%
The Bank of New York Mellon	300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, Inc.	300,000	4/5/2016	2.48%
Citibank, N.A.	300,000	4/15/2016	1.67%
The Bank of New York Mellon	500,000	4/15/2016	2.24%
Credit Suisse International	500,000	4/15/2016	2.27%
JPMorgan Chase Bank, N.A.	500,000	5/16/2016	2.31%
Goldman Sachs Bank USA	500,000	5/24/2016	2.34%
Wells Fargo Bank, N.A.	250,000	6/15/2016	2.67%
Goldman Sachs Bank USA	250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.	500,000	6/24/2016	2.51%
Citibank, N.A.	500,000	10/15/2016	1.93%
Deutsche Bank AG	150,000	2/5/2018	2.90%
Morgan Stanley Capital Services, Inc.	100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.	200,000	5/15/2018	2.93%
UBS AG(1)	500,000	5/24/2018	1.10%

The Royal Bank of Scotland Plc(2)	500,000	9/5/2018	1.04%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
Citibank, N.A.	200,000	5/25/2021	2.83%
HSBC Bank USA, National Association(3)	250,000	6/5/2023	1.91%

Total	8,000,000		2.13%

(1)	Forward start date of May 2013
(2)	Forward start date of September 2013
(3)	Forward start date of June 2013

At December 31, 2012, the Company’s counterparties held no cash margin deposits and $511.7 million in Agency RMBS as collateral against its swap contracts. Cash margin, if any, is classified as restricted cash and the Agency RMBS collateral is included in the total mortgage-backed securities on the Company’s consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet as of December 31, 2012 and 2011.

$ in thousands
Asset Derivatives				Liability Derivatives
As of December 31, 2012		As of December 31, 2011		As of December 31, 2012		As of December 31, 2011
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate		Interest rate		Interest rate		Interest rate
swap asset	—	swap asset	—	swap liability	436,440	swap liability	396,780
CDS	1,519	CDS	1,339
Swaption	4,950	Swaption	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the years ended December 31, 2012, 2011 and 2010.

Year ended December 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate Swap	182,272	Interest Expense	142,982	Other Expense	369

Year ended December 31, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate Swap	494,053	Interest Expense	102,632	Other Expense	764

Year ended December 31, 2010

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	15,252	Interest Expense	14,529	Other Expense	90

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
CDS Contract	Realized and unrealized credit default swap income	180	1,339	—
Swaption Contract	Unrealized loss on interest rate swaps and swaptions	3,863	—	—

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

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $436.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $511.7 million of Agency RMBS. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through December 31, 2012.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at December 31, 2012 and 2011 are summarized below:

	December 31, 2012 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	18,470,563	—	18,470,563
Investments in unconsolidated ventures	—	—	35,301	35,301
Derivatives	—	4,950	1,519	6,469

Total	—	18,475,513	36,820	18,512,333

Liabilities
Derivatives	—	436,440	—	436,440

Total	—	436,440	—	436,440

	December 31, 2011 Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	14,214,149	—	14,214,149
Investments in unconsolidated ventures	—	—	68,793	68,793
Derivatives	—	—	1,339	1,339

Total	—	14,214,149	70,132	14,284,281

Liabilities
Derivatives	—	396,780	—	396,780

Total	—	396,780	—	396,780

(1)	For more detail about the fair value of our MBS and type of securities, see Note 3 in the consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2012	December 31, 2011
Beginning balance	68,793	54,725
Purchases	4,218	74,365
Sales and settlements	(44,879)	(63,598)
Total net gains included in net income
Realized gains, net	6,813	6,760
Unrealized gains/(losses), net	356	(3,459)
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	35,301	68,793

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2012	December 31, 2011
Beginning balance	1,339	—
Purchases	—	—
Sales and settlements	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains, net	180	1,339
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	1,519	1,339

The following table summarizes quantitative information about Level 3 fair value measurements:

$ in thousands	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	1,519	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.52%
			Credit Spread		0.48%
			Constant Prepayment Rate	1.0%—25.0%	5.08%
			Constant Default Rate	0.6%—100.0%	5.00%
			Loss Severity	13.2%—79.2%	46.33%

The significant unobservable inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $76,000 more than the actual fair value at December 31, 2012.

The fair value of the repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality. At December 31, 2012 the Company’s repurchase agreements had a fair value of $15.7 billion (2011: $12.3 billion) and a carrying value of $15.7 billion (2011: $12.3 billion).

In December 2012, the Company acquired a $10 million debt security from a repurchase lending counterparty that matures on October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month LIBOR rate. At December 31, 2012, the Company estimates the Level 3 fair value of this debt security to be $10 million. The debt security is included in the “Other Assets” line item on the Company’s consolidated balance sheet.

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

For the year ended December 31, 2012, the Company incurred management fees of $35.7 million (2011: $26.3 million; 2010: $8.1 million) of which $9.3 million (2011: $8.6 million; 2010: $3.0 million) was accrued but has not been paid.

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

The Company incurred costs, originally paid by Invesco, of approximately $3.4 million (2011: $5.3 million; 2010: $3.8 million) for the year ended December 31, 2012. Approximately $3.1 million (2011: $4.3 million; 2010: $2.7 million) was either prepaid or expensed for the year ended December 31, 2012 and $249,000 (2011: $969,000; 2010: $1.1 million) was charged against equity as a cost of raising capital for the year ended December 31, 2012. Approximately $28,000 was capitalized to other assets as of December 31, 2012.

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

Common Stock Public Offerings

During the year ended December 31, 2012, the Company issued 787,882 shares of common stock at an average price of $20.94 under the DRSPP with total proceeds to the Company of approximately $16.4 million, net of issuance costs $73,000.

Preferred Stock Public Offering

On July 26, 2012, the Company completed a public offering of an initial issuance of 5.4 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, at the price of $25.00 per share. On August 2, 2012, the underwriters exercised their over-allotment option in part to purchase an additional 200,000 shares of the Series A Preferred Stock, at the price of $25.00 per share. Total proceeds were $135.4 million, net of issuance costs of $4.6 million. Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option after July 26, 2017, may redeem the shares at a redemption price of $25.00, plus any accrued unpaid distributions through the date of the redemption.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $166,000 (2011: $143,000; 2010: $105,000) for the year ended December 31, 2012. During the year ended December 31, 2012 the Company issued 8,767 shares (2011: 7,053 shares; 2010: 4,173 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

The Company recognized compensation expense of approximately $170,000 (2011: $60,000; 2010: $25,000) for the year ended December 31, 2012 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

Dividends

The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2012
December 14, 2012	$0.65	January 28, 2013
September 13, 2012	$0.65	October 29, 2012
June 14, 2012	$0.65	July 27, 2012
March 15, 2012	$0.65	April 27, 2012

2011
December 8, 2011	$0.65	January 27, 2012
September 8, 2011	$0.80	October 27, 2011
June 9, 2011	$0.97	July 28, 2011
March 14, 2011	$1.00	April 27, 2011

The following table sets forth the dividends declared per share of our preferred stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2012
December 14, 2012	$0.48	January 25, 2013
September 13, 2012	$0.48	October 25, 2012

Note 10 – Earnings per Share

Earnings per share for the years ended December 31, 2012, 2011 and 2010 is computed as follows:

$ in thousands	Years Ended December 31,
	2012	2011	2010
Numerator (Income)
Basic Earnings
Net income available to common shareholders	334,490	281,915	98,399
Effect of dilutive securities:
Income allocated to non-controlling interest	4,123	4,882	5,326

Dilutive net income available to shareholders	338,613	286,797	103,725

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	115,559	86,365	26,039
Effect of dilutive securities:
Restricted Stock Awards	28	14	4
OP Units	1,425	1,425	1,425

Dilutive Shares	117,012	87,804	27,468

Note 11 – Non-controlling Interest – Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2012 and 2011, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% and 1.2% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the year ended December 31, 2012 was approximately $4.1 million (2011: $4.9 million; 2010: $5.3 million). For the year ended December 31, 2012, distributions paid to the non-controlling interest were $3.7 million (2011: $5.3 million; 2010: $5.1 million). As of December 31, 2012, distributions payable to the non-controlling interest were approximately $926,000 (2011: $0.9 million; 2010: $1.4 million).

Note 12 – Summarized Quarterly (Unaudited)

The following is a presentation of selected unaudited results of operations for the quarters ended:

$ in thousands, except per share data	Q412	Q312	Q212	Q112	Q411	Q311	Q211	Q111
Revenues:
Interest income	145,389	140,477	139,004	141,960	137,545	138,291	108,980	68,536
Interest expense	65,093	60,327	56,700	55,285	55,004	50,452	34,207	15,578

Net interest income	80,296	80,150	82,304	86,675	82,541	87,839	74,773	52,958

Other income (loss)
Gain on sale of investments	23,236	12,836	6,098	6,045	2,517	3,637	3,605	1,200
Equity in earnings/(losses) and fair value change in unconsolidated ventures	937	3,262	1,961	1,009	563	(993)	1,873	1,858
Unrealized loss on interest rate swaps and swaptions	(1,382)	(808)	(1,533)	(509)	(109)	(453)	(197)	(5)
Realized and unrealized credit default swap income	420	1,348	690	657	659	858	1,259	2,532

Total other income (loss)	23,211	16,638	7,216	7,202	3,630	3,049	6,540	5,585

Expenses	10,177	10,012	9,726	9,769	9,650	8,714	6,911	4,843

Net income	93,330	86,776	79,794	84,108	76,521	82,174	74,402	53,700
Net income attributable to non-controlling interest	1,098	1,026	973	1,026	934	1,090	1,406	1,452

Net income attributable to Invesco Mortgage Capital Inc.	92,232	85,750	78,821	83,082	75,587	81,084	72,996	52,248
Dividends to preferred shareholders	2,713	2,682	—	—	—	—	—	—

Net income attributable to common shareholders	89,519	83,068	78,821	83,082	75,587	81,084	72,996	52,248

Earnings per share:
Net income attributable to common shareholders (basic/diluted)	0.77	0.72	0.68	0.72	0.66	0.79	0.99	1.01

Note 13 – Subsequent Events

On January 28, 2013, the Company completed a public offering of 15,000,000 shares of its common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359 million, after deducting underwriting discounts and estimated offering costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King Richard J. King	President and Chief Executive Officer (principal executive officer)	March 1, 2013

By:	/s/ Donald R. Ramon Donald R. Ramon	Chief Financial Officer (principal financial and accounting officer)	March 1, 2013

By:	/s/ G. Mark Armour G. Mark Armour	Director	March 1, 2013

By:	/s/ Karen Dunn Kelley Karen Dunn Kelley	Director	March 1, 2013

By:	/s/ James S. Balloun James S. Balloun	Director	March 1, 2013

By:	/s/ John S. Day John S. Day	Director	March 1, 2013

By:	/s/ James Lientz James Lientz	Director	March 1, 2013