Form 10-Q
period 2013-03-31
Invesco Mortgage Capital Inc.
filed 2013-05-08
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 135,210,824 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ in thousands, except per share amounts	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Mortgage-backed securities, at fair value	21,248,432	18,470,563
Residential loans, held-for-investment	405,541	—
Cash and cash equivalents	274,538	286,474
Investment related receivable	34,155	41,429
Investments in unconsolidated ventures, at fair value	35,456	35,301
Accrued interest receivable	72,863	62,977
Derivative assets, at fair value	8,026	6,469
Deferred securitization and financing costs	13,464	—
Other investments	10,000	10,000
Other assets	1,482	1,547

Total assets (1)	22,103,957	18,914,760

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	17,873,256	15,720,460
Asset-backed securities issued	374,196	—
Exchangeable senior notes	400,000	—
Derivative liability, at fair value	420,439	436,440
Dividends and distributions payable	91,049	79,165
Investment related payable	305	63,715
Accrued interest payable	17,189	15,275
Accounts payable and accrued expenses	1,109	877
Due to affiliate	10,956	9,308

Total liabilities (1)	19,188,499	16,325,240

Equity:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	135,356	135,362
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 134,477,190 and 116,195,500 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	1,345	1,162
Additional paid in capital	2,697,177	2,316,290
Accumulated other comprehensive income	35,248	86,436
Retained earnings	15,430	18,848

Total shareholders’ equity	2,884,556	2,558,098
Non-controlling interest	30,902	31,422

Total equity	2,915,458	2,589,520

Total liabilities and equity	22,103,957	18,914,760

(1)	Our consolidated balance sheets include assets of a consolidated variable interest entity (‘VIE’) that can only be used to settle obligations of this VIE and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of Invesco Mortgage Capital, Inc.). At March 31, 2013 and December 31, 2012 assets of the consolidated VIE totaled $408,291 and $0 respectively, and liabilities of the consolidated VIE totaled $375,261 and $0 respectively. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2013	2012

Interest Income
Mortgage-backed securities	160,344	141,960
Residential loans	137	—

Total interest income	160,481	141,960

Interest Expense
Repurchase agreements	66,328	55,285
Exchangeable senior note	1,160	—
Asset-back securities issued	79	—

Total interest expense	67,567	55,285

Net interest income	92,914	86,675

Other Income
Gain on sale of investments	6,712	6,045
Equity in earnings and fair value change in unconsolidated ventures	1,590	1,009
Unrealized loss on interest rate swaps and swaptions	(2,003)	(509)
Realized and unrealized credit default swap income	351	657

Total other income	6,650	7,202

Expenses
Management fee – related party	10,354	8,639
General and administrative	1,543	1,130

Total Expenses	11,987	9,769

Net income	87,667	84,108

Net income attributable to non-controlling interest	962	1,026

Net income attributable to Invesco Mortgage Capital Inc.	86,705	83,082

Dividends to preferred shareholders	2,713	—

Net income attributable to common shareholders	83,992	83,082

Earnings per share:
Net income attributable to common shareholders
(basic)	0.65	0.72

(diluted)	0.64	0.72

Dividends declared per common share	0.65	0.65

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2013	2012

Net income	87,667	84,108

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	(55,124)	205,904
Reclassification adjustments for (gains) loss included in gain on sale of investments	(15,012)	3,169

Unrealized gain (loss) on mortgage-backed securities, net	(70,136)	209,073
Unrealized gain (loss) on derivatives
Change in fair value	(17,171)	(18,331)
Reclassification adjustments for loss included in unrealized gain (loss) on interest swap and swaptions	35,562	35,420

Unrealized gains on derivatives, net	18,391	17,089
Other comprehensive income (loss)	(51,745)	226,162

Comprehensive income	35,922	310,270
Less: Comprehensive loss attributable to non-controlling interest	(405)	(3,784)
Less: Dividends to preferred shareholders	(2,713)	—

Comprehensive income attributable to common shareholders	32,804	306,486

The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2013

(Unaudited)

			Attributable to Common Shareholders
$ in thousands, except per share amounts	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	5,600,000	135,362	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520

Net income	—	—	—	—	—	—	86,705	86,705	962	87,667
Other comprehensive loss	—	—	—	—	—	(51,188)	—	(51,188)	(557)	(51,745)
Proceeds from issuance of common stock, net of offering costs	—	—	18,274,223	183	380,789	—	—	380,972	—	380,972
Proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	(6)	—	(6)
Stock awards	—	—	7,467	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(87,410)	(87,410)	—	(87,410)
Common unit dividends	—	—	—	—	—	—	—	—	(926)	(926)
Preferred stock dividends	—	—	—	—	—	—	(2,713)	(2,713)	—	(2,713)
Amortization of equity-based compensation	—	—	—	—	98	—	—	98	1	99

Balance at March 31, 2013	5,600,000	135,356	134,477,190	1,345	2,697,177	35,248	15,430	2,884,556	30,902	2,915,458

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

$ in thousands	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	87,667	84,108
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	46,173	25,402
Amortization of residential loan premiums	4	—
Unrealized loss on interest swap and swaptions	2,003	509
Unrealized loss on credit default swap	223	168
Gain on sale of mortgage-backed securities	(6,712)	(6,045)
Equity in earnings and fair value change in unconsolidated ventures	(1,590)	(1,009)
Amortization of equity-based compensation	99	77
Amortization of deferred securitization and financing costs	128	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(9,886)	(2,009)
Decrease in other assets	14	150
Increase (decrease) in accrued interest payable	1,914	(293)
Increase (decrease) in due to affiliate	1,444	(57)
Increase in accounts payable and accrued expenses	122	281

Net cash provided by operating activities	121,603	101,282

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(4,671,035)	(2,005,516)
Distributions from investment in unconsolidated ventures, net	122	17,615
Principal payments from mortgage-backed securities	742,108	540,608
Investment related receivable	—	(274)
Proceeds from sale of mortgage-backed securities	986,334	570,409
Payment of premiums for interest rate swaptions	(1,395)	—
Purchase of residential loans	(405,262)	—

Net cash used in investing activities	(3,349,128)	(877,158)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	381,276	(36)
Proceeds from issuance of preferred stock	(6)	—
Restricted cash	—	57,082
Proceeds from repurchase agreements	48,870,103	33,933,342
Principal repayments of repurchase agreements	(46,717,307)	(33,180,000)
Proceeds from issuance of exchangeable senior notes	400,000	—
Proceeds from issuance of asset-backed-securities	374,218	—
Payments of deferred costs	(13,530)	—
Payments of dividends and distributions	(79,165)	(75,933)

Net cash provided by financing activities	3,215,589	734,455

Net change in cash	(11,936)	(41,421)
Cash, beginning of period	286,474	197,224

Cash and cash equivalents, end of period	274,538	155,803

Supplement Disclosure of Cash Flow Information
Interest paid	65,546	55,577

Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed securities and derivatives	(51,745)	226,163

Net change in unconsolidated ventures	1,313	—

Net change in restricted cash	—	1,346

Dividends and distributions declared not paid	91,049	75,939

Payable for mortgage-backed securities purchased	(55,149)	(279,399)

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

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2013, the Company owned 99.0% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.0%.

The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Company has secured commitments with a number of repurchase agreement counterparties. The Company finances its residential loans through the issuance of asset-backed securities. The Company has, in the past, contributed capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 1, 2013. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and a variable interest entity (“VIE”) in which the Company is the primary beneficiary. The underlying loans owned by the VIE are shown under residential loans on our consolidated balance sheet. The asset-backed securities (“ABS”) issued to third parties by the VIE are shown under asset-backed securities issued. In our consolidated statements of income, we record interest income on the residential loans owned by the VIE and interest expense on the ABS issued by the VIE. All intercompany balances and transactions have been eliminated.

Variable Interest Entity

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial ongoing activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design of the VIE.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At March 31, 2013, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

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

Deferred Costs

Included in deferred costs are costs associated with the issuance of beneficial interest by a consolidated VIE incurred by the Company and costs incurred in connection with the issuance of its exchangeable senior notes. These costs may include underwriting, rating agency, legal, accounting and other fees. These deferred costs are amortized as an adjustment to interest expense using the effective interest method, based upon actual repayments of the associated beneficial interest issued to third parties and over the stated legal maturity of the exchangeable senior notes.

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

If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its consolidated balance sheet, and the corresponding interest income and interest expense in its statements of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and non-Agency RMBS as a mortgage related receivable from the counterparty on its consolidated balance sheet. See recent accounting pronouncements not yet adopted.

Asset-Backed Debt Securities

Asset-backed debt securities (“ABS”) are recorded at principal balance net of unamortized premiums or discounts.

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

Residential Loans Held-For-Investment

Loans held-for-investment include securitized residential mortgage loans held by a VIE in which we hold a controlling interest and which is included in our consolidated balance sheets, and are carried at cost, net of unamortized premiums. The Company expects that it will be required to continue to consolidate the VIE in which such loans are held and generally does not have the authority to sell the residential loans held in the VIE. Loans held-for-sale are recorded in the consolidated balance sheet at the lower of their amortized cost adjusted for any allowance for loan losses or fair value. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, the difference is reported in earnings. An allowance for loan losses will be recognized only if past and current events indicate it is probable that all amounts due will not be collected according to the terms of the loan agreement.

Interest Income Recognition

Securities

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

Residential Loans

Interest income from the Company’s residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to estimation, including the interest rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the timing and amount of expected credit losses, and other factors. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, nonaccrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

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

Dividends and Distributions Payable

Dividends and distributions payable represent dividends declared at the consolidated balance sheet date which are payable to common shareholders, preferred shareholders and distributions declared at the consolidated balance sheet date which are payable to non-controlling interest common unit holders of the Operating Partnership, respectively.

Earnings per Share

The Company calculates basic earnings per share by dividing net income attributable to common shareholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

The Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standard Update 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 Clarified Accounting Standard Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” which was issued in December 2011. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance was effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. Refer to Note 9 – “Offsetting Assets and Liabilities”.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 increased our disclosures related to items reclassified out of accumulated other comprehensive income, but did not have an significant effect on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

None.

Note 3 – Variable Interest Entity

During March 2013, we purchased through our indirect subsidiary a controlling interest in a securitization trust which we determined to be a VIE. The VIE holds a pool of 488 residential mortgage loans having an initial aggregate principal balance of $389.9 million and it issued a series of asset-backed securities (“ABS”) having an aggregate original principal amount of $389.9 payable from the cash flow generated by the pool of residential mortgage loans. Our interest in the VIE consists of several classes of such ABS having an aggregate original principal balance of $28.5 million, which are either subordinate in payment priority, pay interest only, or are payable from certain designated cash flows from the loans.

In determining if the securitized trust should be consolidated, the Company evaluated whether it was a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company concluded that its interest in the securitized trust purchased in March 2013, was a VIE because it included the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE. Accordingly, for financial statement reporting purposes, the Company consolidated the underlying assets and liabilities of the securitization trust at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitization is a non-recourse financing of the residential mortgage loans held-for-investment. The senior securities issued by the securitization trust and not purchased by the Company, which were sold to unaffiliated third parties, are presented in the consolidated balance sheet as “Asset-back securities issued”.

The Company is not contractually required and has not provided any additional financial support to the VIE for the period ended March 31, 2013. The following table presents a summary of the assets and liabilities of the VIE. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousand	March 31, 2013	December 31, 2012
Residential loans, held for investment	405,541	—
Accrued interest receivable	1,224	—
Deferred costs	1,526	—

Total assets	408,291	—

Accrued interest payable	1,065	—
Asset-backed securities issued	374,196	—

Total liabilities	375,261	—

Note 4 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2013 and December 31, 2012, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio at March 31, 2013 and December 31, 2012.

March 31, 2013
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)

Agency RMBS:
15 year fixed-rate	1,927,848	102,811	2,030,659	58,848	2,089,507	4.06%	2.29%	2.19%
30 year fixed-rate	11,302,383	752,598	12,054,981	116,840	12,171,821	4.00%	2.83%	2.84%
ARM	70,163	2,139	72,302	1,753	74,055	3.34%	2.02%	2.13%
Hybrid ARM	461,439	10,529	471,968	14,329	486,297	3.16%	2.23%	2.33%

Total Agency pass-through	13,761,833	868,077	14,629,910	191,770	14,821,680	3.98%	2.73%	2.72%

Agency-CMO(4)	1,395,266	(894,925)	500,341	2,738	503,079	2.86%	2.46%	1.46%
Non-Agency RMBS(5)	3,812,636	(350,396)	3,462,240	93,063	3,555,303	4.18%	4.30%	4.63%
CMBS	2,679,653	(477,301)	2,202,352	166,018	2,368,370	4.41%	4.77%	4.75%

Total	21,649,388	(854,545)	20,794,843	453,589	21,248,432	4.00%	3.20%	3.21%

(1)	Net weighted average coupon as of March 31, 2013 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized costs as of March 31, 2013 and incorporates future prepayment and loss assumptions.
(3)	Average yield based on average amortized costs for the three months ended March 31, 2013 and incorporates future prepayment and loss assumptions.
(4)	Included in the Agency-CMO are interest-only securities which represent 15.1% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 72.7% variable rate, 22.7% fixed rate, and 4.6% floating rate based on fair value.

December 31, 2012
	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
$ in thousands

Agency RMBS:
15 year fixed-rate	1,964,999	102,058	2,067,057	63,839	2,130,896	4.09%	2.37%	2.37%
30 year fixed-rate	9,168,196	601,592	9,769,788	238,949	10,008,737	4.21%	2.89%	2.88%
ARM	109,937	3,464	113,401	2,365	115,766	3.15%	2.06%	2.02%
Hybrid ARM	556,790	13,493	570,283	16,885	587,168	3.19%	2.18%	2.22%

Total Agency pass-through	11,799,922	720,607	12,520,529	322,038	12,842,567	4.13%	2.77%	2.75%

Agency-CMO(4)	1,322,043	(819,530)	502,513	1,926	504,439	2.89%	2.35%	1.51%
Non-Agency RMBS(5)	3,339,683	(308,885)	3,030,798	48,238	3,079,036	4.20%	4.61%	4.80%
CMBS	1,868,928	24,070	1,892,998	151,523	2,044,521	5.27%	4.96%	4.82%

Total	18,330,576	(383,738)	17,946,838	523,725	18,470,563	4.17%	3.30%	3.27%

(1)	Net weighted average coupon as of December 31, 2012 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of December 31, 2012 incorporates future prepayment and loss assumptions.
(3)	Average yield based on average amortized cost for the three months ended December 31, 2012 incorporates future prepayment and loss assumptions.
(4)	Included in Agency-CMO are interest-only securities which represent 14.1% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 79.2% variable rate, 15.5% fixed rate, and 5.3% floating rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of March 31, 2013 and December 31, 2012, respectively:

$ in thousands	March 31, 2013	% of Non-Agency	December 31, 2012	% of Non-Agency
Re-REMIC Senior	1,765,156	49.6%	1,844,209	59.9%
Prime	1,151,170	32.4%	754,161	24.5%
Alt-A	627,736	17.7%	468,181	15.2%
Subprime	11,241	0.3%	12,485	0.4%

Total Non-Agency	3,555,303	100.0%	3,079,036	100.0%

The following table summarizes certain characteristics of our senior Re-REMIC Holdings as of March 31, 2013 and December 31, 2012:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2013	December 31, 2012
0-10	3.0%	2.1%
10-20	3.2%	3.2%
20-30	15.0%	15.0%
30-40	26.7%	27.0%
40-50	39.7%	40.4%
50-60	7.8%	7.6%
60-70	4.6%	4.7%

Total	100.0%	100.0%

(1)	Subordination refers to the credit enhancement provided to the senior Re-REMIC tranche by the junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by the junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the senior Re-REMIC tranche.

The components of the carrying value of the Company’s investment portfolio at March 31, 2013 and December 31, 2012 are presented below:

$ in thousands	March 31, 2013	December 31, 2012
Principal balance	21,649,388	18,330,576
Unamortized premium	949,516	788,716
Unamortized discount	(1,804,061)	(1,172,454)
Gross unrealized gains	545,324	563,093
Gross unrealized losses	(91,735)	(39,368)

Fair value	21,248,432	18,470,563

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of March 31, 2013 and December 31, 2012:

$ in thousands	March 31, 2013	December 31, 2012
Less than one year	73,492	70,044
Greater than one year and less than five years	9,717,411	13,146,577
Greater than or equal to five years	11,457,529	5,253,942

Total	21,248,432	18,470,563

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, respectively:

March 31, 2013	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Agency RMBS:
15 year fixed-rate	140,809	(341)	13,606	(220)	154,415	(561)
30 year fixed-rate	6,199,401	(63,711)	91,756	(413)	6,291,157	(64,124)

Total Agency pass-through	6,340,210	(64,052)	105,362	(633)	6,445,572	(64,685)

Agency-CMO	39,552	(7,948)	9,631	(2,446)	49,183	(10,394)
Non-Agency RMBS	576,687	(5,226)	369,642	(8,021)	946,329	(13,247)
CMBS	355,612	(2,711)	17,300	(698)	372,912	(3,409)

Total	7,312,061	(79,937)	501,935	(11,798)	7,813,996	(91,735)

December 31, 2012	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Agency RMBS:
15 year fixed-rate	31,269	(279)	—	—	31,269	(279)
30 year fixed-rate	1,763,113	(6,469)	78,640	(832)	1,841,753	(7,301)

Total Agency pass-through	1,794,382	(6,748)	78,640	(832)	1,873,022	(7,580)

Agency-CMO	31,719	(7,796)	10,770	(2,812)	42,489	(10,608)
Non-Agency RMBS	516,744	(6,005)	490,503	(12,895)	1,007,247	(18,900)
CMBS	187,349	(1,267)	52,813	(1,013)	240,162	(2,280)

Total	2,530,194	(21,816)	632,726	(17,552)	3,162,920	(39,368)

Gross unrealized losses on the Company’s Agency RMBS were $64.6 million at March 31, 2013. Due to the inherent credit quality of Agency RMBS, the Company determined that at March 31, 2013, any unrealized losses on its Agency RMBS portfolio are temporary.

Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $27.1 million at March 31, 2013. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

$ in thousands	Three Months ended March 31, 2013	Three Months ended March 31, 2012

Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	523,725	(1,218)
Unrealized gain (loss) on MBS, net	(70,136)	209,073

Balance at the end of period	453,589	207,855

During the three months ended March 31, 2013 and 2012, the Company reclassified $15.0 million of net unrealized gains and $3.2 million of net unrealized gains, respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding whether a security is other-than-temporarily impaired, the Company considers several factors, including the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent that it is more likely than not that the Company can hold the security until recovery of its cost basis.

The Company did not have other-than-temporary impairments for the three months ended March 31, 2013 and 2012.

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013		Net (Premium Amortization)/Discount Accretion
$ in thousands	Coupon Interest		Interest Income

Agency	143,414	(45,114)	98,300
Non-Agency	36,411	1,141	37,552
CMBS	26,650	(2,200)	24,450
Other	42	—	42

Total	206,517	(46,173)	160,344

For the three months ended March 31, 2012
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	122,314	(31,497)	90,817
Non-Agency	28,283	5,928	34,211
CMBS	16,810	168	16,978
Other	(46)	—	(46)

Total	167,361	(25,401)	141,960

Note 5 – Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at March 31, 2013. These loans are held by the VIE that the Company consolidates. At March 31, 2013 there was no allowance for loan loss.

$ in thousands	March 31, 2013	December 31, 2012
Principal balance	389,886	—
Unamortized premium, net	15,655	—

Recorded investment	405,541	—

Carrying value	405,541	—

The following table displays residential loans held-for-investment at March 31, 2013 organized by year of origination.

$ in thousands	2013	2012	2011	2010	2009	Total
Portfolio Characteristics:
Number of Loans	114	373	—	—	1	488
Current Principal Balance	89,336	300,215	—	—	335	389,886
Net Weighted Average Coupon Rate	3.7%	3.8%	0.0%	0.0%	4.0%	3.8%
Weighted Average Maturity (years)	30	30	—	—	30	30

Current Performance:
Current	89,336	300,215	—	—	335	389,886
30 Day Delinquent	—	—	—	—	—	—
60 Days Delinquent	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—

Total	89,336	300,215	—	—	335	389,886

The following table presents the five largest geographic concentrations of the Company’s residential loans at March 31, 2013 based on principal balance:

State	Percent
California	49.9%
Virginia	7.3%
Massachusetts	7.3%
Maryland	5.7%
New York	5.2%
Other states (none greater than 4%)	24.6%

Total	100.0%

Future minimum annual principal payments under the residential loans, held for investments at March 31, 2013:

$ in thousands Scheduled Principal	March 31, 2013

Within one year	6,923
One to three years	14,651
Three to five years	15,794
Greater than or equal to five years	352,518

Total	389,886

Note 6 – Investments in Unconsolidated Ventures

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

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco IMRF Fund that received financing under the PPIP. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million, which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund $17.1 million in aggregate of additional capital at March 31, 2013 for the Invesco IMRF Fund and AIV. The Company realized approximately $345,000 (2012: $353,000) of equity in earnings for the three months ended March 31, 2013 related to these investments. The Company also realized $148,000 of unrealized gain (2012: $151,000 of unrealized gain) from these investments for the three months ended March 31, 2013.

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF”), a limited liability company managed by AIV. The Company has fully funded its commitment to IMRF. The Company realized loss of approximately $105,000 (2012: $354,000 realized gain) of equity in earnings and $1.2 million (2012: $152,000) of unrealized appreciation from these investments for the three months ended March 31, 2013.

Note 7 – Borrowings

The Company has entered into repurchase agreements and an exchangeable senior note to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at March 31, 2013 and December 31, 2012:

$ in thousands	March 31, 2013			December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	13,545,701	0.40%	15	11,713,565	0.48%	16
Non-Agency RMBS	2,520,515	1.62%	32	2,450,960	1.75%	23
CMBS	1,807,040	1.47%	20	1,555,935	1.51%	18
Exchangeable Senior Notes	400,000	5.00%	1,810	—	—%	—

Total	18,273,256	0.78%	57	15,720,460	0.78%	17

Repurchase Agreements

The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at March 31, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2013 and December 31, 2012:

March 31, 2013 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral

Credit Suisse Securities (USA) LLC	1,831,940	10.3%	2,202,780
Wells Fargo Securities, LLC	1,305,871	7.4%	1,486,179
Morgan Stanley & Co. Incorporated	1,272,375	7.1%	1,402,549
South Street Securities LLC	1,240,081	6.9%	1,310,504
Banc of America Securities LLC	1,133,073	6.3%	1,243,914
CitiGroup Global Markets Inc.	1,075,152	6.0%	1,205,885
JP Morgan Securities Inc.	1,058,856	5.9%	1,229,961
HSBC Securities (USA) Inc	821,462	4.6%	844,932
Mitsubishi UFJ Securities (USA), Inc.	796,459	4.5%	845,807
Goldman, Sachs & Co.	791,102	4.4%	850,149
ING Financial Market LLC	789,174	4.4%	849,337
Pierpont Securities LLC	733,558	4.1%	776,635
Scotia Capital	708,691	4.0%	757,824
Nomura Securities International, Inc.	655,765	3.7%	706,838
Industrial and Commercial Bank of China Financial Services LLC	591,073	3.3%	638,829
Royal Bank of Canada	569,645	3.2%	655,196
Daiwa Capital Markets America Inc	500,169	2.8%	528,777
BNP Paribas Securities Corp.	480,641	2.7%	521,513
Deutsche Bank Securities Inc.	473,326	2.6%	546,869
RBS Securities Inc.	421,280	2.4%	516,442
Barclays Capital Inc.	270,704	1.5%	297,938
Mizuho Securities USA Inc.	138,798	0.8%	160,327
KGS-Alpha Capital Markets, L.P.	78,521	0.4%	83,873
Cantor Fitzgerald & Co.	77,824	0.4%	84,038
Guggenheim Liquidity Services, LLC	38,166	0.2%	40,083
TD Securities	19,550	0.1%	24,633

Total	17,873,256	100.0%	19,811,812

December 31, 2012 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral

Credit Suisse Securities (USA) LLC	1,600,331	10.2%	1,919,676
Morgan Stanley & Co. Incorporated	1,275,616	8.1%	1,397,846
Nomura Securities International, Inc.	1,240,231	7.9%	1,350,901
Mitsubishi UFJ Securities (USA), Inc.	941,671	6.0%	990,057
Wells Fargo Securities, LLC	941,556	6.0%	1,079,194
HSBC Securities (USA) Inc	883,726	5.6%	918,551
South Street Securities LLC	819,524	5.2%	871,963

CitiGroup Global Markets Inc.	780,020	5.0%	882,517
Banc of America Securities LLC	728,609	4.6%	838,216
Scotia Capital	708,750	4.5%	744,692
Industrial and Commercial Bank of China Financial Services LLC	634,928	4.0%	690,783
Deutsche Bank Securities Inc.	587,919	3.7%	666,472
ING Financial Market LLC	573,116	3.6%	622,944
JP Morgan Securities Inc.	561,426	3.6%	697,602
Royal Bank of Canada	560,828	3.6%	641,079
BNP Paribas Securities Corp.	488,375	3.1%	516,770
Goldman, Sachs & Co.	468,806	3.0%	509,660
Daiwa Capital Markets America Inc	456,098	2.9%	479,354
Pierpont Securities LLC	437,095	2.8%	463,466
Barclays Capital Inc.	350,688	2.3%	372,708
RBS Securities Inc.	348,741	2.2%	427,183
Mizuho Securities USA Inc.	101,962	0.6%	122,836
Cantor Fitzgerald & Co.	80,466	0.5%	86,961
KGS-Alpha Capital Markets, L.P.	79,052	0.5%	86,241
Guggenheim Liquidity Services, LLC	43,245	0.3%	45,437
TD Securities	27,681	0.2%	33,129

Total	15,720,460	100.0%	17,456,238

Company MBS held by counterparties as security for repurchase agreements was $19.8 billion and $17.5 billion at March 31, 2013 and December 31, 2012, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 111% for each period.

No cash collateral was held by the counterparties at March 31, 2013 and December 31, 2012. The cash collateral was replaced by Agency RMBS.

Asset-Backed Securities Issued

In March 2013, the Company purchased a controlling interest in a securitization trust which it determined to be a VIE. The securitization trust securitized residential mortgage loans with an aggregate principal balance of $389.9 million, and issued $389.9 million aggregate principal amount of ABS, of which $361.4 million were sold to unaffiliated third parties and the balance was purchased by the Company. As a result, the ABS issued by the securitization trust is recorded as a non-recourse liability in the Company’s consolidated balance sheet.

The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS issued, along with other relevant information, at March 31, 2013.

$ in thousands	ABS Outstanding	Residential loans Held as Collateral

Principal balance	361,424	389,886
Interest-only securities	10,797	—
Unamortized premium	2,622	15,655
Unamortized discount	(647)	—

Carrying value	374,196	405,541

Range of weighted average interest rates	1.0% - 2.5%
Number of series	2

The following table presents the estimated principal repayment schedule of the Company’s ABS at March 31, 2013, based on expected cash flows of the residential mortgage loans, as adjusted for projected losses on such loans.

$ in thousands Contractual maturity	March 31, 2013

Within One Year	63,862
One to Three Years	98,259
Three to Five Years	68,623
Greater Than or Equal to Five Years	130,680

Total	361,424

The maturity of the Company’s ABS is dependent upon cash flows received from the underlying residential mortgage loans. The estimate of their repayment is based on estimated principal payments on the underlying loans. This estimate may differ from actual amounts to the extent prepayments and/or loan losses vary. See Note 5 for a more detailed discussion of the residential loans collateralizing asset-backed debt securities

Exchangeable Senior Notes

On March 12, 2013, a wholly owned subsidiary of the Company, issued $350.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. Subsequently, on March 15, 2013, upon the exercise in full by the initial purchasers of such notes of their option to purchase additional notes, the wholly owned subsidiary issued $50.0 million in aggregate principal amount of the Notes, for a total of $400.0 million in aggregate principal amount of the Notes. The total net proceeds to the Company after deducting financing expenses was $387.9 million.

The terms of the Notes are governed by an indenture, dated as of March 12, 2013 (the “Indenture”), by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share. The Notes, including the guaranty, and the shares of common stock of the Company issuable upon exchange of the Notes have not been registered under the Securities Act of 1933. Accrued interest payable on the notes is approximately $1.1 million as of March 31, 2013.

Note 8 – Derivatives and Hedging Activities

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

Our only CDS contract was entered into on December 30, 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. The remaining notional amount of the CDS at March 31, 2013 is $72.1 million (2012: $103.3 million), and we estimated the fair market value of the CDS to be approximately $1.3 million (2012: $1.2 million) at March 31, 2013. As of March 31, 2013, we have not made any payments related to the CDS contract.

At March 31, 2013 and December 31, 2012, the open CDS sold by the Company is summarized as follows:

$ in thousand	March 31, 2013	December 31, 2012
Fair value amount	1,296	1,519
Notional amount	72,123	79,806
Maximum potential amount of future undiscounted payments	72,123	79,806
Recourse provisions with third parties	—	—
Collateral held by counterparty	11,126	12,371

Cash Flow Hedges of Interest Rate Risk

The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. For the three months ended March 31, 2013, the Company had $2.0 million of unrealized losses, which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings.

During the three months ended March 31, 2013, the Company recorded $1,000 (2012: $509,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

$ in thousands	Option				Underlying Swap
Swaptions	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive rate	Average Term (Years)

Payer	< 6 Months	2,140	—	0.37	200,000	1.85%	3M Libor	5.01
Payer	> 6 Months	8,068	4,342	7.85	800,000	2.87%	3M Libor	10.02

		10,208	4,342	6.36	1,000,000	2.66%		9.01

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $161.7 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 129 months.

As of March 31, 2013, the Company had the following interest rate derivatives outstanding, which were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract

The Bank of New York Mellon		100,000	5/24/2013	1.83%
The Bank of New York Mellon		200,000	6/15/2013	1.73%
SunTrust Bank		100,000	7/15/2014	2.79%
Deutsche Bank AG		200,000	1/15/2015	1.08%
Deutsche Bank AG		250,000	2/15/2015	1.14%
Credit Suisse International		100,000	2/24/2015	3.26%
Credit Suisse International		100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.		100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.		50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, LLC		300,000	1/24/2016	2.12%
The Bank of New York Mellon		300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC		300,000	4/5/2016	2.48%
Citibank, N.A.		300,000	4/15/2016	1.67%
Credit Suisse International		500,000	4/15/2016	2.27%
The Bank of New York Mellon		500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.		500,000	5/15/2016	2.31%
Goldman Sachs Bank USA		500,000	5/24/2016	2.34%
Goldman Sachs Bank USA		250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.		250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.		500,000	6/24/2016	2.51%
Citibank, N.A.		500,000	10/15/2016	1.93%
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC	(5)	350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC		100,000	4/5/2018	3.10%
JPMorgan Chase Bank, N.A.		200,000	5/15/2018	2.93%
UBS AG		500,000	5/24/2018	1.10%
The Royal Bank of Scotland Plc		500,000	9/5/2018	1.04%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
Citibank, N.A.		200,000	5/25/2021	2.83%
The Royal Bank of Scotland Plc	(7)	400,000	3/15/2023	2.39%
UBS AG	(6)	400,000	3/15/2023	2.51%
HSBC Bank USA, National Association		250,000	6/5/2023	1.91%
HSBC Bank USA, National Association	(1)	250,000	7/5/2023	1.97%
The Royal Bank of Scotland Plc	(2)	500,000	8/15/2023	1.98%
UBS AG	(4)	250,000	11/15/2023	2.23%
HSBC Bank USA, National Association	(3)	500,000	12/15/2023	2.20%

Total		10,650,000		2.11%

(1)	Forward start date of July 2013
(2)	Forward start date of August 2013
(3)	Forward start date of December 2013
(4)	Forward start date of November 2013
(5)	Forward start date of February 2013
(6)	Forward start date of March 2015
(7)	Forward start date of March 2015

At March 31, 2013, the Company’s counterparties held no cash margin deposits and approximately $475.9 million in Agency RMBS as collateral against its swap contracts. In addition, a counterparty posted Agency RMBS of approximately $1.9 million as collateral with the Company. Cash margin, if any, is classified as restricted cash and the Agency RMBS collateral is included in the total mortgage-backed securities on the Company’s consolidated balance sheet.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of March 31, 2013 and December 31, 2012.

$ in thousands
Asset Derivatives				Liability Derivatives
As of March 31, 2013		As of December 31, 2012		As of March 31, 2013		As of December 31, 2012
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate swap asset	2,388	Interest rate swap asset	—	Interest rate swap liability	420,439	Interest rate swap liability	436,440
CDS	1,296	CDS	1,519
Swaption	4,342	Swaption	4,950

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2013 and 2012.

Three months ended March 31, 2013

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate Swap	17,171	Interest Expense	35,562	Unrealized loss on interest rate swaps and swaptions	1

Three months ended March 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion

Interest Rate Swap	18,331	Interest Expense	35,420	Unrealized gain (loss) on interest rate swaps and swaptions	509

Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
		Three months ended March 31, 2013	Three months ended March 31, 2012
CDS Contract	Realized and unrealized credit default swap income	(223)	(168)
	Unrealized gain (loss) on interest rate swaps and swaptions	(2,003)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision where if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreements with certain of its derivative counterparties provide that if the Company’s net asset value declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations with that counterparty. The Company’s agreements with certain of its derivative counterparties provide that if the Company’s shareholders’ equity declines by certain percentages over specified time periods, then the Company could be declared in default on its derivative obligations with that counterparty.

The Company’s agreements with certain of its derivative counterparties provide that if the Company fails to maintain a minimum shareholders’ equity or market value of $100 million and $80 million, respectively, then the Company could be declared in default on its derivative obligations with that counterparty.

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $419.5 million. The

Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $475.9 million of Agency RMBS as of March 31, 2013. If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through March 31, 2013.

Note 9 – Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012.

Offsetting of Derivative Assets As of March 31, 2013

				Gross Amounts Not Offset in the Statement of Consolidated Balance Sheet
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	8,026	—	8,026	(8,026)	—	—

Total	8,026	—	8,026	(8,026)	—	—

Offsetting of Derivative Liabilities and Repurchase agreements As of March 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheet
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	420,439	—	420,439	(420,439)	—	—

Repurchase Agreements	17,873,256		17,873,256	(17,873,256)		—

	18,293,695	—	18,293,695	(18,293,695)	—	—

Offsetting of Derivative Assets As of December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheet
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	6,469	—	6,469	(6,469)	—	—

Total	6,469	—	6,469	(6,469)	—	—

Offsetting of Derivative Liabilities and Repurchase agreements As of December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheet
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount

Derivatives	436,440	—	436,440	(436,440)	—	—

Repurchase Agreements	15,720,460	—	15,720,460	(15,720,460)		—

	16,156,900	—	16,156,900	(16,156,900)	—	—

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. For one repurchase agreement counterparty, the underlying agreements provide for an unconditional right of setoff.

Note 10 – Financial Instruments

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013
	Fair Value Measurements Using:			Total at Fair Value
$ in thousands	Level 1	Level 2	Level 3
Assets
Mortgage-backed securities(1)	—	21,248,432	—	21,248,432
Investments in unconsolidated ventures	—	—	35,456	35,456
Derivatives	—	6,730	1,296	8,026

Total	—	21,255,162	36,752	21,291,914

Liabilities
Derivatives	—	420,439	—	420,439

Total	—	420,439	—	420,439

	December 31, 2012 Fair Value Measurements Using:			Total at Fair Value
$ in thousands	Level 1	Level 2	Level 3
Assets
Mortgage-backed securities(1)	—	18,470,563	—	18,470,563
Investments in unconsolidated ventures	—	—	35,301	35,301
Derivatives	—	4,950	1,519	6,469

Total	—	18,475,513	36,820	18,512,333

Liabilities
Derivatives	—	436,440	—	436,440

Total	—	436,440	—	436,440

(1)	For more detail about the fair value of our MBS and type of securities, see Note 4 in the consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2013	December 31, 2012
Beginning balance	35,301	68,793
Purchases	—	4,218
Sales and settlements	(1,435)	(44,879)
Total net gains / (losses) included in net income
Realized gains/(losses), net	239	6,813
Unrealized gains/(losses), net	1,351	356
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	35,456	35,301

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2013	December 31, 2012
Beginning balance	1,519	1,339
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(223)	180
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	1,296	1,519

The following table summarizes quantitative information about Level 3 fair value measurements:

$ in thousands	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	1,296	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.53%
			Credit Spread		0.81%
			Constant Prepayment Rate	1.0% - 20.0%	4.97%
			Constant Default Rate	0.6% - 100.0%	4.94%
			Loss Severity	15.3% - 82.1%	47.43%

The significant unobservable inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $52,000 more than the actual fair value at March 31, 2013.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	405,541	405,541	—	—
Other investments	10,000	10,000	10,000	10,000

Total	415,541	415,541	10,000	10,000

Financial Liabilities
Repurchase agreements	17,873,256	17,882,595	15,720,460	15,730,387
Asset-backed-securities	374,196	374,196	—	—
Exchangeable senior notes	400,000	402,492	—	—

Total	18,647,452	18,659,283	15,720,460	15,730,387

The following describes the Company’s methods for estimating the fair value for financial instruments.

•

The fair value of the residential loans, held-for-investment is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

•

In December 2012, the Company acquired a $10.0 million debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month LIBOR rate. The debt security is included in “Other Investments” and its fair value is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

•

The fair value of the repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

•

The fair value of the asset-backed-securities issued is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

•

The fair value of the exchangeable senior notes issued is a Level 2 fair value measurement based on obtaining valuations from an independent source. The value was based on a value obtained from a third-party pricing service.

Note 11 – Related Party Transactions

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

For the three months ended March 31, 2013, the Company incurred management fees of $10.4 million (2012: $8.6 million), of which $10.4 million (2012: $8.6 million), was accrued but has not been paid.

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

The Company incurred costs, originally paid by Invesco, of approximately $1.2 million for the three months ended March 31, 2013 (2012:$592,000). Approximately $934,000 (2012: $550,000) was either prepaid or expensed for the three months ended March 31, 2013. Approximately $234,000 (2012: $42,000) was charged against equity as a cost of raising capital for the three months ended March 31, 2013.

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 12 – Shareholders’ Equity

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

Exchangeable Senior Notes

On March 12, 2013, a wholly owned subsidiary of the Company issued $350.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. Subsequently, on March 15, 2013, upon the exercise in full by the initial purchasers of such notes of their option to purchase additional notes, the wholly- owned subsidiary issued $50.0 million in aggregate principal amount of the Notes, for a total of $400.0 million in aggregate principal amount of the Notes. The total net proceeds to the Company after deducting financing expenses was $387.9 million. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share.

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

Common Stock Public Offerings

On January 28, 2013, the Company completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and estimated offering costs.

During the three months ended March 31, 2013, the Company issued 1,024,223 shares of common stock at an average price of $21.61 under the DRSPP with total proceeds to the Company of approximately $22.0 million, net of issuance costs of $130,000.

Preferred Stock Public Offering

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

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 for the three months ended March 31, 2013 (2012: $38,000). During the three months ended March 31, 2013, the Company issued 1,770 shares (2012: 2,208 shares), of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined using the closing stock market price on the date of the grant.

The Company recognized compensation expense of approximately $62,000 for the three months ended March 31, 2013 (2012: $40,000) related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

During March 2013, the Company issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units that vested under the 2009 Equity Incentive Plan.

Dividends

On March 19, 2013, the Company declared a dividend of $0.65 per share of common stock. The dividend was paid on April 26, 2013 to shareholders of record as of the close of business on April 1, 2013.

On March 19, 2013, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on April 25, 2013 to shareholders of record as of the close of business on April 1, 2013.

Note 13 – Earnings per Share

Earnings per share for the three months ended March 31, 2013 and 2012 is computed as follows:

$ in thousands	Three Months Ended March 31,
	2013	2012
Numerator (Income)
Basic Earnings
Net income available to common shareholders	83,992	83,082
Effect of dilutive securities:
Income allocated to exchangeable senior debt	1,160	—
Income allocated to non-controlling interest	962	1,026

Dilutive net income available to shareholders	86,114	84,108

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	128,888	115,398
Effect of dilutive securities:
Restricted Stock Awards	26	23
OP Units	1,425	1,425
Exchangeable senior debt	3,741	—

Dilutive Shares	134,080	116,846

Note 14 – Non-controlling Interest - Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2013, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.0% (2012: 1.2%) interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2013 was approximately $962,000 (2012: $1.0 million). For the three months ended March 31, 2013, distributions paid to the non-controlling interest were $926,300 (2012: $926,300).

Note 15 – Subsequent Events

The Company has reviewed subsequent events occurring through the date that these consolidation financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd. (NYSE:IVZ) together with its consolidated subsidiaries (other than us), as “Invesco.”

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

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	estimates relating to our ability to continue to make distributions to our shareholders in the future;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“US GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our most recent Form 10-K, which is available on the SEC’s website at www.sec.gov.

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

Overview

We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans which we collectively refer to as our target assets. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We are a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute currently to our shareholders as long as we maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

We finance the majority of our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. Our manager has secured commitments for us with a number of repurchase agreement counterparties. We have, in the past, financed our investments in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing capital to the Invesco IMRF Fund that received financing under the U.S. government’s PIPP, established and managed by our Manager or one of its affiliates, which, in turn, invests in our target assets.

Recent Developments

On January 28, 2013, we completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and estimated offering costs.

On March 12, 2013, our subsidiary issued $350.0 million in aggregate principal amount of our Exchangeable Senior Notes (the “Notes”) due 2018. Subsequently, on March 15, 2013, upon the exercise of the purchasers’ option, our subsidiary issued $50.0 in aggregate principal amount of the Notes for a total of $400.0 million. The Notes bear interest at 5.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2013. The Notes are exchangeable into shares of our common stock at an initial exchange rate of 42.0893 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment under certain circumstances.

On March 19, 2013, we declared a dividend of $0.65 per share of common stock. The dividend was paid on April 26, 2013 to shareholders of record as of the close of business on April 1, 2013.

On March 19, 2013, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on April 25, 2013 to shareholders of record as of the close of business on April 1, 2013.

On March 28, 2013, we purchased a controlling interest in a securitization trust which we determined to be a VIE. The securitization trust securitized a pool of 488 residential mortgage loans with an aggregate principal amount of $389.9 million and issued $389.9 million aggregate principal amount of ABS, of which $361.4 million of senior ABS and certain interest-only strips were sold to unaffiliated third parties, and $28.5 million of subordinate ABS and certain interest-only and designated cash classes were purchased by the Company We incurred $1.9 million in debt issuance and organizational costs related to this purchase.

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

The Federal Housing Finance Agency (“FHFA”) and the Department of the Treasury introduced the Home Affordable Refinance Program (“HARP”) in early 2009. HARP provides borrowers, who may not otherwise qualify for refinancing because of declining home values or reduced access to mortgage insurance, the ability to refinance their mortgages into a lower interest rate and/or more stable mortgage product. On October 24, 2011, the FHFA announced a series of changes to the rules regarding HARP with the intent of increasing the number of borrowers eligible to refinance their mortgage under this program. The FHFA announced changes to the guidelines related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for HARP until December 31, 2015. It does not change the time period in which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009. We do not expect the current HARP or future modifications to have a material impact on our results of operations in future periods.

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

Investment Activities

As of March 31, 2013, 51.2% (2012: 52.0%) of our equity was invested in Agency RMBS, 39.1% (2012: 28.5%) in non-Agency RMBS, 21.1% (2012: 17.1%) in CMBS, 1.1% in residential loans (2012: 0%), held-for-investments and 1.2% (2012: 2.4%) in other investments. We use leverage on our target assets to achieve our return objectives. With respect to our MBS portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

The change in allocations between our classes of assets reflects our views on the current risk/return opportunities in the market for our target assets.

As of March 31, 2013, we held $12.2 billion (2012: $7.4 billion) 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $2.1 billion (2012: $2.5 billion) in 15-year fixed rate Agency RMBS securities, $486.3 million (2012: $1.5 billion) in hybrid adjustable-rate mortgages Agency RMBS (“ARMs”) and approximately $74.1 million (2012: $177.8 million) in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of March 31, 2013, we held $3.6 billion (2012: $2.3 billion) non-Agency RMBS.

As of March 31, 2013, we owned $2.4 billion (2012: $1.2 billion) in CMBS. As of March 31, 2013, we held $503.1 million (2012: $456.8 million) in CMOs. In addition, as of March 31, 2013, we held $405.5 million of Residential loans, held for investments, securitized by $374.2 million of asset-backed securities issued.

During the three months ended March 31, 2013, we purchased $4.6 billion (2012: $2.3 billion) of mortgage-backed securities. The average yield on these purchases as of March 31, 2013 is 2.9% (2012: 3.1%).

During March 2013, we purchased a controlling interest in a $389.9 million securitization trust which we considered a VIE. The VIE holds 488 residential mortgage loans paying interest at an aggregate weighted average fixed rate of 3.77% and having an original stated maturity of 30 years.

Portfolio Characteristics

The table below represents the vintage of our credit assets as of March 31, 2013:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total

Re-REMIC Senior (1)	—	—	—	—	0.2%	—	0.7%	5.0%	32.6%	11.2%	—	49.7%
Prime	0.5%	1.2%	4.6%	5.1%	13.2%	2.9%	—	—	0.3%	—	4.6%	32.4%
Alt-A	—	0.3%	5.3%	5.8%	6.2%	—	—	—	—	—	—	17.6%
Subprime	—	0.2%	—	0.1%	—	—	—	—	—	—	—	0.3%

Total Non-Agency	0.5%	1.7%	9.9%	11.0%	19.6%	2.9%	0.7%	5.0%	32.9%	11.2%	4.6%	100.0%

CMBS	—	—	15.1%	15.1%	0.9%	—	—	13.1%	34.5%	13.7%	7.6%	100.0%

(1)	For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 10.9% 2005, 37.8% 2006 and 51.3% 2007. Additionally, 6.2% of our Re-REMIC holdings are not senior classes.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of March 31, 2013:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	48.7%	California	15.2%
Florida	7.3%	New York	11.8%
New York	6.2%	Texas	10.1%
Virginia	3.6%	Florida	5.5%
Maryland	3.2%	Illinois	5.3%
New Jersey	3.2%	Pennsylvania	4.0%
Washington	2.9%	Virginia	3.1%
Arizona	2.2%	New Jersey	3.0%
Colorado	2.2%	Ohio	2.9%
Illinois	2.0%	North Carolina	2.5%
Other	18.5%	Other	36.6%

Total	100.0%	Total	100.0%

The vintage and geographic concentrations have not significantly changed since December 31, 2012.

Financing and Other Liabilities.

We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of

March 31, 2013, we had entered into repurchase agreements totalling $17.9 billion. (2012: $13.0 billion). The increase in the amount of the repurchase agreement balance was due to leveraging additional equity received during the year. We also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of March 31, 2013, $82.9 million (2012: $79.7 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $17.1 million (2012: $20.3) million in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment related payable. As of March 31, 2013 and December 31, 2012, the Company had investment related payables of $ 305,000 and $63.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to a decrease in unsettled mortgage-backed security purchases at the quarter ended March 31, 2013.

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

As of March 31, 2013, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.7 billion (2012: $6.9 billion) of borrowings under our repurchase agreements. As of March 31, 2013, included in this amount we had forward starting swaps with a total notional amount of $2.7 billion, with starting dates ranging from February 21, 2013 to March 16, 2015. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Book Value per Share

Our book value per common share was $20.42 and $20.83 as of March 31, 2013 and December 31, 2012, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our consolidated balance sheet. Refer to Note 4 – “Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. The complete listing of our Critical Accounting Policies was disclosed in our 2012 annual report on Form 10-K as filed with the SEC on March 1, 2013, and the only material change has been that we now also consolidate a variable interest entity (“VIE”) in which we are the primary beneficiary. The underlying loans owned by the VIE are shown under residential loans on our consolidated balance sheet. The asset-backed securities (“ABS”) issued to third parties by the VIE are shown under asset-backed securities issued. In our consolidated statements of income, we record interest income on the residential loans owned at the VIE and interest expense on the ABS issued by the VIE.

Expected Impact of New Authoritative Guidance on Future Financial Information

None.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three month periods ending March 31, 2013 and 2012.

	Three Months Ended March 31,
$ in thousands, except per share data	2013	2012

Interest income
Mortgage-backed securities	160,344	141,960
Residential loans	137	—

Total interest income	160,481	141,960

Interest expense
Repurchase agreements	66,328	55,285
Exchangeable senior note	1,160	—
Asset-backed securities issued	79	—

Total interest expense	67,567	55,285

Net interest income	92,914	86,675

Other income	6,650	7,202

Expenses
Management fee – related party	10,354	8,639
General and administrative	1,543	1,130

Total expenses	11,897	9,769

Net income	87,667	84,108

Net income attributable to non-controlling interest	962	1,026

Net income attributable to Invesco Mortgage Capital Inc.	86,705	83,082

Dividends to preferred shareholders	2,713	—

Net income attributable to common shareholders	83,992	83,082

Earnings per share:
Net income attributable to common shareholders (basic)	0.65	0.72

Net income attributable to common shareholders (diluted)	0.64	0.72

Dividends declared per common share	0.65	0.65

Weighted average number of shares of common stock:
Basic	128,888	115,398

Diluted	134,080	116,846

	As of and for the Three Months ended
	March 31,
$ in thousands	2013	2012
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	2,045,062	2,461,408
30 year fixed-rate, at amortized cost	11,500,385	7,003,685
ARM, at amortized cost	97,460	177,279
Hybrid ARM, at amortized cost	527,379	1,468,048
MBS-CMO, at amortized cost	502,535	396,103
Non-Agency RMBS, at amortized cost	3,241,229	2,379,370
CMBS, at amortized cost	2,057,457	1,214,162
Residential Loans, at amortized cost	13,518	—

Average MBS and Residential Loans portfolio	19,985,025	15,100,055

Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.19%	2.71%
30 year fixed-rate	2.84%	3.52%
ARM	2.13%	2.46%
Hybrid ARM	2.33%	2.59%
MBS - CMO	1.46%	1.85%
Non-Agency RMBS	4.63%	5.75%
CMBS	4.75%	5.59%
Residential Loans	4.05%	n/a
Average MBS and Residential Loans portfolio	3.21%	3.76%

Average Borrowings*:
Agency RMBS	12,941,937	10,319,296
Non-Agency RMBS	2,524,189	1,787,893
CMBS	1,674,943	870,104
Exchangeable senior notes	84,444	—
Asset-backed securities issued	12,473	—

Total borrowed funds	17,237,986	12,977,293

Maximum borrowings during the period (2)	18,647,452	13,089,145

Average Cost of Funds (3):
Agency RMBS	0.42%	0.32%
Non-Agency RMBS	1.73%	1.81%
CMBS	1.48%	1.58%
Exchangeable senior note	5.49%	n/a
Asset-backed securities, issued	2.53%	n/a
Unhedged cost of funds	0.74%	0.61%
Hedged cost of funds	1.57%	1.70%

Average Equity (4):	2,708,474	2,082,508
Average debt/equity ratio (average during period)	6.36x	6.23x
Debt/equity ratio (as of period end)	6.40x	6.04x

*	Average amounts for each period are based on weighted month end balances, all percentages are annualized. For the three months ended March 31, 2013, the average balances are presented on an amortized cost basis. The three months ended March 31, 2012 has been reclassified for comparative purposes.

(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)	Average cost of funds is calculated by dividing annualized interest expense, by our average borrowings.
(4)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the three months ended March 31, 2013, our net income attributable to common shareholders was $84.0 million (2012: $83.1 million) or $0.65 (2012: $0.72) basic income per weighted average share available to common shareholders and $0.64 (2012: $0.72) diluted income per weighted average share available to common shareholders.

The increase in net income attributable to common shareholders for 2013 versus 2012 is primarily attributable to the growth in our investment portfolio resulting from our follow-on common stock and preferred stock offerings and change in the composition of our investment portfolio based on market conditions. The average MBS portfolio increased approximately $4.9 billion for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Since March 31, 2012, we have raised approximately $397.4 million in equity through follow-on common stock and preferred stock offerings and the share purchase feature the dividend reinvestment and stock purchase plan (the “DRSPP”).

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During the three months ended March 31, 2013, we had average earning assets of approximately $20.0 billion (2012: $15.1 billion) and earned interest income of $160.5 million (2012: $142.0 million). The yield on our average investment portfolio was 3.21% (2012: 3.76%). The decline in yield was primarily due to the continued low rate environment brought on by the Federal Reserve’s quantitative easing.

The change in our average assets and the portfolio yield for three months ended March 31, 2013 versus March 31, 2012 was primarily attributable to the growth in our average investment portfolio resulting from our preferred stock and common stock offerings during 2012. Our average investment portfolio increased $4.9 billion as of March 31, 2013 versus March 31, 2012.

Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 12.5 and 14.6 for the three months ended March 31, 2013 and December 31, 2012, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	March 31, 2013		December 31, 2012
	Company	Cohort	Company	Cohort

15 year Agency RMBS	18.5	27.5	17.4	26.5
30 year Agency RMBS	9.5	19.5	11.6	20.9
Agency Hybrid ARM RMBS	25.6	NA	28.5	NA
Non-Agency RMBS	15.5	NA	17.7	NA

Overall	12.5	NA	14.6	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the three months ended March 31, 2013, we had average borrowed funds of $17.2 billion (2012: $13.0 billion) and total interest expense of $67.6 million (2012: $55.3 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps and the issuance of our exchangeable senior debt.

For the three months ended March 31, 2013, our average cost of funds was 1.57% (2012: 1.70%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, borrowing costs on our exchangeable senior debt, as well as any hedging costs.

Net Interest Income

Our net interest income, which equals interest income less interest expense for the three months ended March 31, 2013, totaled $92.9 million (2012: $86.7 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended March 31, 2013, was 1.64% (2012: 2.06%).

The increase in net interest income was primarily the result of increasing our investment portfolio with the proceeds from our follow-on common stock offerings. The decrease in net interest margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.

Gain on Sale of Investments

As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. We sold securities and recognized net gain of approximately $6.7 million for the three months ended March 31, 2013 (2012: $6.0 million).

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the three months ended March 31, 2013, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $345,000 (2012: $353,000), and approximately $148,000 (2012: $151,000), respectively.

On September 30, 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended March 31, 2013, we recognized equity in loss and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $105,000 (2012: $354,000 equity in earnings), and $1.2 million (2012: $152,000), respectively.

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

For the three months ended March 31, 2013, our unrealized loss on interest rate swaps and swaptions consists of approximately $1,000 (2012: $509,000) which represents the ineffective portion of the change in fair value of our interest rate swaps and $2.0 million of unrealized losses which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings.

On December 30, 2010, we entered into a credit default swap (“CDS”) contract. For the three months ended March 31, 2013 we recognized income of $351,000 (2012: $657,000) on our investment in the CDS of which $223,000 (2012: $168,000) is an unrealized loss based on change in the fair market value of the CDS and $574,000 (2012: $825,000) represents premium payments we receive for providing protection. The change in income was primarily due to the decline in the notional amount of the CDS.

Expenses

For the three months ended March 31, 2013, we incurred management fees of $10.4 million (2012: $8.6 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013. See “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager.

For the three months ended March 31, 2013, our general and administrative expense of approximately $1.5 million (2012: $1.1 million) include operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs.

Net Income after Preferred Dividends and Return on Average Equity

For the three months ended March 31, 2013, our net income after preferred dividends was $85.0 million (2012: $84.1 million) and our annualized return on average equity was 12.55% (2012: 16.16%). The change in net income after preferred dividends and average return on equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and the changes in our portfolio composition 2013 and 2012. The decline in average return on equity was the result of lower asset yields on the portfolio as a result of the interest rate environment.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repayment of borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common and preferred equity offerings, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. We also have sought, and may continue to finance our assets under, and may otherwise participate in, programs established by the U.S. government.

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheet is significantly less important than our potential liquidity available under borrowing arrangements.

We held cash and cash equivalents of $274.5 million at March 31, 2013 (2012: $155.8 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $121.6 million for the three month periods ended March 31, 2013 (2012: $101.3 million). The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $20.0 billion in investments at March 31, 2013 as compared to $15.1 billion at March 31, 2012.

Our investing activities used net cash of $3.3 billion for the three month period ended March 31, 2013 (2012: $877.2 million). During the three month period ended March 31, 2013 we utilized cash to purchase $4.7 billion (2012: $2.0 billion) in securities and $405.3 million in residential loans which were offset by proceeds from asset sales of $986.3 million (2012: $570.4 million) and principal payments of $742.1 million (2012: $540.6 million). The increase in principal payments resulted from the larger portfolio at March 31, 2013 as compared to March 31, 2012.

Our financing activities for the three months ended March 31, 2013 consisted of net proceeds from our common stock offering in which we raised approximately $381.3 million (2012: $36,000) in equity, net proceeds from our repurchase agreements of $2.2 billion (2012: $753.3 million), net proceeds from the issuance our exchangeable senior notes of $400.0 (2012: $0) million and net proceeds from our issuance of asset-backed securities of $374.2 million (2012: $0).

The table below shows the allocation of our equity and debt-to-equity ratio as of March 31, 2013. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in thousands	Agency	Non-Agency	CMBS	Residential Loans	Unconsolidated Ventures	Corporate Liability	Total
Repurchase agreements	13,545,701	2,520,515	1,807,040	—	—	—	17,873,256
Asset-backed securities	—	—	—	374,196	—	—	374,196
Exchangeable note	—	—	—	—	—	400,000	400,000
Equity allocation	1,492,451	1,139,988	615,041	31,209	36,769	(400,000)	2,915,458
Debt / Equity Ratio	9.1	2.2	2.9	12.0	—	—	6.4
% of Total Equity	51.2%	39.1%	21.1%	1.1%	1.2%	(13.7)%	100.0%

As of March 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.60% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 18.12% and under our repurchase agreements for CMBS was approximately 18.69%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 50% and for CMBS range from a low of 10% to a high of 30%. Our hedged cost of funds was approximately 1.57% and 1.70% as of March 31, 2013 and December 31, 2012, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

As discussed above under “—Market Conditions,” the residential mortgage market in the United States, though improving, remains weak and is subject to the following conditions:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to potential security liquidations;

•	continued volatility in the broader residential mortgage and RMBS markets; and

•	significant disruption in financing of RMBS.

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

Effective as of May 27, 2011, we implemented the DRSPP, pursuant to which we registered and reserved for issuance 10,000,000 shares of our common stock. On April 2, 2013, we registered and reserved for issuance 15,000,000 shares of our common stock pursuant to the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the three months ended March 31, 2013, we issued 1,021,571 shares of common stock (2012: 2,496 shares) under the waiver feature of the DRSPP.

On December 13, 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of March 31, 2013, we have not repurchased any shares under this program.

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

Contractual Obligations

We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – “Related Party Transactions” for details of our reimbursements to our Manager.

Contractual Commitments

As of March 31, 2013, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	17,873,256	17,873,256	—	—	—
Invesco IMRF Fund and AIV Fund	17,139	17,139	—	—	—
Exchangeable Senior Notes	400,000	—	—	400,000	—

Total contractual obligations	18,290,395	17,890,395	—	400,000	—

Obligations of Entities Consolidated for Financial Reporting Purposes
Consolidated ABS (1)	361,424	63,862	98,259	68,623	130,680
Anticipated interest payments on ABS (2)	198,723	11,637	33,504	31,197	122,385

Total Obligations of Entities Consolidated for Financial Reporting Purposes	560,147	75,499	131,763	99,820	253,065

Total Consolidated Obligations and Commitments	$18,850,542	$17,965,894	$131,763	$499,820	$253,065

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturities are as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balances of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2013.

As of March 31, 2013, we have approximately $17.0 million in contractual interest payments related to our repurchase agreements and $101.6 million on anticipated interest payments related to our exchangeable senior notes.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. As of March 31, 2013 and 2012, approximately $82.9 million and $79.7 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into on December 30, 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. The remaining notional amount of the CDS at March 31, 2013 is $72.1 million (2012: $103.3 million), and we estimated the fair market value of the CDS to be approximately $1.3 million (2012: $1.2 million) at March 31, 2013. As of March 31, 2013, we have not made any payments related to the CDS contract.

Shareholders’ Equity

On January 28, 2013, we completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and estimated offering costs

During the three months ended March 31, 2013, we issued 1,024,223 shares of common stock at an average price of $21.61 under the DRSPP with total proceeds of approximately $22.0 million.

Unrealized Gains and Losses

Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our consolidated balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the three months ended March 31, 2013, net unrealized loss included in shareholders’ equity was $51.7 million (2012: $226.2 million gain).

The increase in net unrealized loss is primarily attributable to changes in the market values of our cash flow hedges that qualify for hedge accounting. Refer to Note 4 – “Mortgage-Backed Securities” and Note 8 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended March 31, 2013, we recognized compensation expense of approximately $38,000 (2012: $38,000) and issued 1,770 shares (2012: 2,208 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

During March 2013, we issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units which vested under the 2009 Equity Incentive Plan. The remaining restricted stock units awarded to the executive officers of the Company were forfeited.

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

Other Matters

We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended March 31, 2013. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2013. Consequently, we believe we met the REIT income and asset test as of March 31, 2013. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of March 31, 2013. Therefore, as of March 31, 2013, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2013, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	8.84%	(1.81)%
+0.50%	19.24%	(0.82)%
-0.50%	(23.54)%	0.56%
-1.00%	(51.34)%	0.53%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Other than the risk factor set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on our business, financial condition and results of operation.

Our exchangeable senior notes are recourse obligations to us.

On March 12, 2013 and March 15, 2013, our Operating Partnership issued $350,000,000 and $50,000,000, respectively, in aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2018 (the “Notes”). The Company is the sole general partner of the Operating Partnership and directly or indirectly conducts all of its business activities through the Operating Partnership and its subsidiaries. As a result, these amounts are full recourse obligations of the Company. If we are not able to extend, refinance or repurchase the Notes, we may not have the ability to repay these amounts when they come due. Our inability to repay the Notes could cause the acceleration of our other borrowings, which would have a material adverse effect on our business.

The Notes contain cross-default provisions.

The indenture governing the Notes contains cross-default provisions whereby a default or acceleration of borrowings under other agreements could result in a default under the indenture. If a cross-default occurred, we may not be able to pay our liabilities or access capital from external sources in order to refinance our borrowings. If some or all of our borrowings default and it causes a default under other borrowings, our business, financial condition and results of operations could be materially and adversely affected.

The holders of the Notes may elect to exchange the Notes prior to maturity and we would be required to use common stock to satisfy our exchange obligations.

The Notes may be exchanged at any time prior to maturity at the option of the holder in accordance with the terms of the indenture. At the time of the issuance of the Notes, we made an election to satisfy our exchange obligations with common stock in accordance with the indenture. If holders of the Notes determine to exchange their Notes prior to maturity, we would be required to use common stock to satisfy those exchanges, which could result in significant dilution to our existing stockholders. If the price of our common stock rises or our distributions increase, the economic incentive to exchange the Notes may increase.

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

INVESCO MORTGAGE CAPITAL INC.

May 8, 2013	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 8, 2013	By:	/s/ Donald R. Ramon
Donald R. Ramon
Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the Securities and Exchange Commission on June 18, 2009.

4.1	Indenture, dated March 12, 2013, by and among IAS Operating Partnership LP, as issuer, Invesco Mortgage Capital Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.00% Exchangeable Senior Notes due 2018 and the related guarantee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2013.

10.1	Registration Rights Agreement, dated March 12, 2013, among IAS Operating Partnership LP, Invesco Mortgage Capital Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2013.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

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