Form 10-Q
period 2013-06-30
Invesco Mortgage Capital Inc.
filed 2013-08-08
CIK 1437071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, there were 135,221,266 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands, except per share amounts	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	19,806,158	18,470,563
Residential loans, held-for-investment, net of loan loss reserve	1,553,006	—
Commercial loans, held-for-investment, net of loan loss reserve	8,954	—
Cash and cash equivalents	169,777	286,474
Investment related receivable	902,228	41,429
Investments in unconsolidated ventures, at fair value	36,415	35,301
Accrued interest receivable	77,968	62,977
Derivative assets, at fair value	257,110	6,469
Deferred securitization and financing costs	14,812	—
Other investments	10,000	10,000
Other assets	2,149	1,547

Total assets (1)	22,838,577	18,914,760

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	17,878,893	15,720,460
Asset-backed securities issued	1,432,008	—
Exchangeable senior notes	400,000	—
Derivative liability, at fair value	304,289	436,440
Dividends and distributions payable	91,528	79,165
Investment related payable	19,340	63,715
Accrued interest payable	23,594	15,275
Collateral held payable	91,368	—
Accounts payable and accrued expenses	2,160	877
Due to affiliate	11,902	9,308

Total liabilities (1)	20,255,082	16,325,240

Equity:
Preferred Stock: par value $0.01 per share, 50,000,000 shares authorized; 7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	135,356	135,362
Common Stock: par value $0.01 per share, 450,000,000 shares authorized; 135,215,860 and 116,195,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,352	1,162
Additional paid in capital	2,712,605	2,316,290
Accumulated other comprehensive income	(359,519)	86,436
Retained earnings	66,387	18,848

Total shareholders’ equity	2,556,181	2,558,098
Non-controlling interest	27,314	31,422

Total equity	2,583,495	2,589,520

Total liabilities and equity	22,838,577	18,914,760

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of Invesco Mortgage Capital Inc.). At June 30, 2013 and December 31, 2012, total assets of the consolidated VIEs were $1,561,001 and $0 respectively, and total liabilities of the consolidated VIEs were $1,435,948 and $0 respectively. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2013	2012	2013	2012
Interest Income
Mortgage-backed securities	168,736	139,004	329,080	280,964
Residential loans	6,889	—	7,026	—
Commercial loans	60	—	60	—

Total interest income	175,685	139,004	336,166	280,964

Interest Expense
Repurchase agreements	68,463	56,700	134,792	111,985
Exchangeable senior note	5,622	—	6,782	—
Asset-backed securities issued	5,377	—	5,456	—

Total interest expense	79,462	56,700	147,030	111,985

Net interest income	96,223	82,304	189,136	168,979

Provision for loan losses	663	—	663	—

Net interest income after provision for loan losses	95,560	82,304	188,473	168,979

Other Income
Gain on sale of investments, net	5,692	6,098	12,404	12,143
Equity in earnings and fair value change in unconsolidated ventures	2,157	1,961	3,747	2,970
Realized and unrealized gain (loss) on interest rate swaps and swaptions	53,314	(1,533)	51,311	(2,043)
Realized and unrealized credit default swap income	180	690	531	1,347

Total other income	61,343	7,216	67,993	14,417

Expenses
Management fee – related party	10,807	8,681	21,161	17,320
General and administrative	3,043	1,045	4,587	2,174

Total expenses	13,850	9,726	25,748	19,494

Net income	143,053	79,794	230,718	163,902

Net income attributable to non-controlling interest	1,493	973	2,455	1,999

Net income attributable to Invesco Mortgage Capital Inc.	141,560	78,821	228,263	161,903

Dividends to preferred shareholders	2,713	—	5,425	—

Net income attributable to common shareholders	138,847	78,821	222,838	161,903

Earnings per share:
Net income attributable to common shareholders
(basic)	1.03	0.68	1.69	1.40

(diluted)	0.95	0.68	1.61	1.40

Dividends declared per common share	0.65	0.65	1.30	1.30

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands, except per share data	2013	2012	2013	2012
Net income	143,053	79,794	230,718	163,902

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	(750,421)	68,820	(835,568)	281,063
Reclassification adjustments for (gains) loss included in gain on sale of investments	39,429	(8,407)	54,441	(11,577)

Unrealized gain (loss) on mortgage-backed securities, net	(710,992)	60,413	(781,127)	269,486
Unrealized gain (loss) on derivatives
Change in fair value	274,660	(102,233)	257,489	(120,564)
Reclassification adjustments for loss included in unrealized gain (loss) on interest swap and swaptions	37,409	35,868	72,970	71,288

Unrealized gain (loss) on derivatives, net	312,069	(66,365)	330,459	(49,276)
Total Other comprehensive income (loss)	(398,923)	(5,952)	(450,668)	220,210

Comprehensive income (loss)	(255,870)	73,842	(219,950)	384,112
Less: Comprehensive income (loss) attributable to non-controlling interest	2,662	(901)	2,258	(4,685)
Less: Dividends to preferred shareholders	(2,713)	—	(5,425)	—

Comprehensive income (loss) attributable to common shareholders	(255,921)	72,941	(223,117)	379,427

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2013

(Unaudited)

			Attributable to Common Shareholders
					Additional Paid in	Accumulated Other Comprehensive		Total Shareholders’	Non- Controlling
$ in thousands, except per share amounts	Preferred Stock		Common Stock				Retained			Total
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Equity
Balance at January 1, 2013	5,600,000	135,362	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520

Net income	—	—	—	—	—	—	228,263	228,263	2,455	230,718
Other comprehensive loss	—	—	—	—	—	(445,955)	—	(445,955)	(4,713)	(450,668)
Proceeds from issuance of common stock, net of offering costs	—	—	19,011,054	190	396,131	—	—	396,321	—	396,321
Proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	(6)	—	(6)
Stock awards	—	—	9,306	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(175,299)	(175,299)	—	(175,299)
Common unit dividends	—	—	—	—	—	—	—	—	(1,852)	(1,852)
Preferred stock dividends	—	—	—	—	—	—	(5,425)	(5,425)	—	(5,425)
Amortization of equity-based compensation	—	—	—	—	184	—	—	184	2	186

Balance at June 30, 2013	5,600,000	135,356	135,215,860	1,352	2,712,605	(359,519)	66,387	2,556,181	27,314	2,583,495

The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
$ in thousands	2013	2012
Cash Flows from Operating Activities
Net income	230,718	163,902
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	97,379	55,914
Amortization of residential loan and asset-backed-securities premiums	164	—
Amortization of commercial loan origination fees	(9)	—
Origination fee received	145	—
Provision for loan losses	663	—
Unrealized (gain) loss on interest swap and swaptions	(24,152)	2,043
Unrealized loss on credit default swap	568	238
Gain on sale of mortgage-backed securities	(12,404)	(12,143)
Gain on termination of interest rate swaptions	(27,159)	—
Equity in earnings and fair value change in unconsolidated ventures	(3,747)	(2,970)
Amortization of equity-based compensation	186	156
Amortization of deferred securitization and financing costs	857	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(15,011)	(2,763)
Increase in other assets	(655)	(413)
Increase (decrease) in accrued interest payable	8,319	(1,218)
Increase (decrease) in due to affiliate	2,419	(52)
Increase in accounts payable and accrued expenses	1,213	987

Net cash provided by operating activities	259,494	203,681

Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(6,114,762)	(3,635,203)
Distributions from investment in unconsolidated ventures, net	2,633	16,884
Principal payments from mortgage-backed securities	1,572,612	1,144,380
Proceeds from sale of mortgage-backed securities	1,407,453	1,050,554
Payment of premiums for interest rate swaptions	(49,446)	(2,140)
Proceeds from termination of interest rate swaptions	47,855	—
Purchase of residential loans	(1,562,819)	—
Principal payments from residential loans	8,636	—
Origination of commercial loans, net of origination fees	(9,070)	—

Net cash used in investing activities	(4,696,908)	(1,425,525)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	396,503	34
Cost of issuance of preferred stock	(6)	—
Restricted cash	—	57,173
Collateral held payable	91,368
Proceeds from repurchase agreements	96,451,813	71,270,565
Principal repayments of repurchase agreements	(94,265,538)	(69,982,671)
Proceeds from issuance of exchangeable senior notes	400,000	—
Proceeds from issuance of asset-backed-securities	1,440,755	—
Principal repayments of asset-backed-securities	(8,413)	—
Payments of deferred costs	(15,551)	—
Payments of dividends and distributions	(170,214)	(151,871)

Net cash provided by financing activities	4,320,717	1,193,230

Net change in cash	(116,697)	(28,614)
Cash, beginning of period	286,474	197,224

Cash and cash equivalents, end of period	169,777	168,610

Supplement Disclosure of Cash Flow Information
Interest paid	138,204	113,203

Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and derivatives	(450,668)	220,210

Net change in unconsolidated ventures	—	2,495

Net change in restricted cash	—	2,627

Dividends and distributions declared not paid	91,528	75,942

(Receivable) / payable for mortgage-backed securities sold / purchased, net	(921,299)	169,784

Repurchase agreements, not settled	(27,842)	393

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Business Operations

Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. Government Agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in RMBS that are not issued or guaranteed by a U.S. government Agency (“non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), and residential and commercial mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.

The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2013, the Company owned 99.0% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.0%.

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

The Company is taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”). To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income to its shareholders annually.

Note 2 – Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The underlying loans owned by the VIEs are shown under residential loans on our consolidated balance sheet. The asset-backed securities (“ABS”) issued to third parties by the VIEs are shown under asset-backed securities issued. In our consolidated statements of operations, we record interest income on the residential loans owned by the VIEs and interest expense on the ABS issued by the VIEs. All intercompany balances and transactions have been eliminated.

Variable Interest Entity

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial ongoing activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design of the VIE.

Use of Estimates

The accounting and reporting policies of the Company conform to U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities (“MBS”), allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2013, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.

Underwriting Commissions and Offering Costs

Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and subsequent stock offerings are reflected as a reduction of additional paid-in-capital.

Deferred Costs

Included in deferred costs are costs associated with the issuance of beneficial interest by consolidated VIEs incurred by the Company and costs incurred in connection with the issuance by the Company of its exchangeable senior notes. These costs may include underwriting, rating agency, legal, accounting and other fees. These deferred costs are amortized as an adjustment to interest expense using the effective interest method, based upon actual repayments of the associated beneficial interest issued to third parties and over the stated legal maturity of the exchangeable senior notes.

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

If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its consolidated balance sheet, and the corresponding interest income and interest expense in its consolidated statements of operations. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and non-Agency RMBS as a mortgage related receivable from the counterparty on its consolidated balance sheet.

Asset-Backed Debt Securities

Asset-backed debt securities are recorded at principal balance net of unamortized premiums or discounts.

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

For assets representing available-for-sale investment securities, any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statement of operations.

Securities

The Company designates securities as held-to-maturity, available-for-sale, or trading depending on its ability and intent to hold such securities to maturity. Trading and securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Although the Company generally intends to hold most of its RMBS and CMBS until maturity, the Company may, from time to time, sell any of its RMBS or CMBS as part of its overall management of its investment portfolio and therefore classifies its RMBS and CMBS as available-for-sale securities.

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

For debt securities, the amount of the other-than-temporary impairment related to a credit loss or impairments on securities that the Company has the intent or for which it is more likely than not that the Company will need to sell before recoveries are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.

Residential Loans Held-For-Investment

Loans held-for-investment include securitized residential mortgage loans held by VIEs in which we hold a controlling interest and which is included in our consolidated balance sheets, and are carried at cost, net of unamortized premiums and any allowance for loan losses. The Company expects that it will be required to continue to consolidate the VIEs in which such loans are held and generally does not have the authority to sell the residential loans held in the VIEs.

Commercial Loans Held-For-Investment

Commercial loans held-for-investment include mezzanine loans owned by us carried at cost, net of any allowance for loan losses. An allowance for loan losses will be recognized only if past and current events indicate it is probable that all amounts due will not be collected according to the terms of the loan agreement.

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

Residential Loans

Interest income from the Company’s residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to estimation, including the interest rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the timing and amount of expected credit losses, and other factors. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period it becomes nonaccrual. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, nonaccrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

Commercial loans

Interest is recognized as revenue when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement with the related originating fees being amortized into interest income using the effective interest method over the life of the loan. Interest received subsequent to a loan becoming past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

Allowance for Loan Losses

Residential Loans — Allowance for Loan Losses

For residential loans classified as held-for-investment, an allowance for loan losses is established based on our estimate of credit losses. In calculating the allowance for loan losses, we assess expected losses by estimating the probability of default and expected loss severities on the loans. Reviews are performed at least quarterly. The following factors are considered in evaluating the allowance for loan losses:

•	Loan-to-value ratios, property values, credit scores, occupancy status, geographic concentration and other observable data available from third party providers;

•	Historical prepayments, default rates and loss severities; and

•

Trends in delinquencies, loan liquidations, foreclosure timelines, liquidation expenses, servicer advances of delinquent principal and interest, and other observable data related to the servicing of the loans.

Commercial Loans — Allowance for Loan Losses

For commercial loans classified as held-for-investment, we establish a specific allowance for loan losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan.

Our methodology for assessing the adequacy of the allowance for loan losses begins with a formal review of each commercial loan in the portfolio and the assignment of an internal impairment status. Reviews are performed at least quarterly. We consider the following factors in evaluating each loan:

•	Loan to value ratios upon origination or acquisition of the loan;

•

The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors we consider relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

•

Economic trends, both macroeconomic as well as those directly affecting the properties associated with our loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and

•	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.

Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to provision for loan losses on our consolidated statements of operations.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income attributable to common shareholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), exchangeable debt, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

Income Taxes

The Company is taxed as a REIT. Accordingly, the Company is generally not subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its common shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

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

If a TRS generates net income, the TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its shareholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. The Company has no adjustments regarding its tax accounting treatment of any uncertainties. The Company currently has no uncertain tax positions.

Share-Based Compensation

The Company has adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly restricted stock awards. In addition, the Company may compensate the officers and employees of the Manager and its affiliates under this plan pursuant to the management agreement.

Share-based compensation arrangements include share options, restricted share awards, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant, for awards to the Company’s independent directors. Compensation related to stock awards to officers and employees of the Manager and its affiliates are recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award was earned.

Dividend Reinvestment and Share Purchase Plan

The Company has implemented a dividend reinvestment and share purchase plan (the “DRSPP”). Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of common stock directly from the Company. DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of common stock.

Reclassifications

The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarified Accounting Standard Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” which was issued in December 2011. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance was effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The additional disclosure requirements were incorporated into Note 10 “Offsetting Assets and Liabilities”.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 increased our disclosures related to items reclassified out of accumulated other comprehensive income, but did not have an effect on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

None

Note 3 – Variable Interest Entities

During the six months ended June 30, 2013, we purchased through our indirect subsidiary a controlling interest in four securitization trusts (including three during the quarter ended June 30, 2013) which we determined to be VIEs. The VIEs hold pools of 1,926 fixed rate residential mortgage loans having an initial aggregate principal balance of $1.5 billion and issued a series of ABS having an aggregate original principal amount of $1.5 billion payable from the cash flows generated by the pools of residential mortgage loans of which $1.4 billion were sold to unaffiliated third parties and the balance was purchased by the Company. Our interests in the VIEs consist of classes of such ABS having an aggregate original principal balance of $112.3 million, which are either subordinate in payment priority, pay interest only, or are payable from certain designated cash flows from the loans. The Company subsequently sold $5.8 million of the original principal balance to a third party.

In determining if a securitized trust should be consolidated, the Company evaluated whether it was a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company concluded that its interest in the securitized trusts purchased during the six months ended June 30, 2013, were VIEs because such interests included the power to direct the activities that most significantly impact the economic performance of the VIEs and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIEs. Accordingly, for financial statement reporting purposes, the Company consolidated the underlying assets and liabilities of the securitization trusts at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitizations are non-recourse financing of the residential mortgage loans held-for-investment. The senior securities issued by the securitization trusts and not purchased by the Company, which were sold to unaffiliated third parties, are presented in the consolidated balance sheet as “Asset-backed securities issued.”

The Company is not contractually required and has not provided any additional financial support to the VIEs for the period ended June 30, 2013. The following table presents a summary of the assets and liabilities of the VIEs. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousand	June 30, 2013	December 31, 2012
Residential loans, held-for-investment	1,553,006	—
Accrued interest receivable	4,761	—
Deferred costs	3,234	—

Total assets	1,561,001	—

Accrued interest and accrued expenses payable	3,940	—
Asset-backed securities issued	1,432,008	—

Total liabilities	1,435,948	—

Note 4 – Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2013 and December 31, 2012, all of the Company’s MBS values were based on values obtained from third-party pricing services. The following tables present certain information about the Company’s investment portfolio as of June 30, 2013 and December 31, 2012.

June 30, 2013

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,838,463	95,923	1,934,386	22,062	1,956,448	4.03%	2.23%	2.17%
30 year fixed-rate	10,181,259	674,996	10,856,255	(294,830)	10,561,425	3.92%	2.76%	2.77%
ARM	66,156	1,995	68,151	618	68,769	3.33%	2.38%	2.39%
Hybrid ARM	425,550	9,778	435,328	4,842	440,170	3.15%	2.40%	2.41%

Total Agency pass-through	12,511,428	782,692	13,294,120	(267,308)	13,026,812	3.91%	2.67%	2.67%

Agency-CMO(4)	1,549,436	(1,042,298)	507,138	4,338	511,476	2.83%	2.91%	1.84%
Non-Agency RMBS(5)	4,376,621	(629,749)	3,746,872	3,556	3,750,428	3.85%	3.71%	4.54%
CMBS(6)	4,536,954	(2,021,524)	2,515,430	2,012	2,517,442	3.44%	4.64%	4.72%

Total	22,974,439	(2,910,879)	20,063,560	(257,402)	19,806,158	3.73%	3.12%	3.25%

(1)	Net weighted average coupon (“WAC”) as of June 30, 2013 is presented net of servicing and other fees.
(2)	Average yield is based on amortized costs as of June 30, 2013 and incorporates future prepayment and loss assumptions.
(3)	Average yield is based on average amortized costs for the three months ended June 30, 2013 and incorporates future prepayment and loss assumptions.
(4)	Included in the Agency-CMO are interest-only securities which represent 17.6% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 62.1% variable rate, 34.2% fixed rate, and 3.7% floating rate based on fair value.
(6)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 8.5% and 1.9% of the balance based on fair value, respectively.

December 31, 2012

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,964,999	102,058	2,067,057	63,839	2,130,896	4.09%	2.37%	2.37%
30 year fixed-rate	9,168,196	601,592	9,769,788	238,949	10,008,737	4.21%	2.89%	2.88%
ARM	109,937	3,464	113,401	2,365	115,766	3.15%	2.06%	2.02%
Hybrid ARM	556,790	13,493	570,283	16,885	587,168	3.19%	2.18%	2.22%

Total Agency pass-through	11,799,922	720,607	12,520,529	322,038	12,842,567	4.13%	2.77%	2.75%

Agency-CMO(4)	1,322,043	(819,530)	502,513	1,926	504,439	2.89%	2.35%	1.51%
Non-Agency RMBS(5)	3,339,683	(308,885)	3,030,798	48,238	3,079,036	4.20%	4.61%	4.80%
CMBS	1,868,928	24,070	1,892,998	151,523	2,044,521	5.27%	4.96%	4.82%

Total	18,330,576	(383,738)	17,946,838	523,725	18,470,563	4.17%	3.30%	3.27%

(1)	Net weighted average coupon as of December 31, 2012 (“WAC”) is presented net of servicing and other fees.
(2)	Average yield based on amortized cost as of December 31, 2012 incorporates future prepayment and loss assumptions.
(3)	Average yield based on average amortized cost for the three months ended December 31, 2012 incorporates future prepayment and loss assumptions.
(4)	Included in Agency-CMO are interest-only securities which represent 14.1% of the balance based on fair value.
(5)	The non-Agency RMBS held by the Company is 79.2% variable rate, 15.5% fixed rate, and 5.3% floating rate based on fair value.

The following table summarizes our non-Agency RMBS portfolio by asset type as of June 30, 2013 and December 31, 2012, respectively:

$ in thousands	June 30, 2013	% of Non-Agency	December 31, 2012	% of Non-Agency
Re-REMIC Senior	1,580,196	42.1%	1,844,209	59.9%
Prime	1,346,748	35.9%	754,161	24.5%
Alt-A	793,868	21.2%	468,181	15.2%
Subprime	29,616	0.8%	12,485	0.4%

Total Non-Agency	3,750,428	100.0%	3,079,036	100.0%

The following table summarizes certain characteristics of our senior Re-REMIC holdings as of June 30, 2013 and December 31, 2012:

	Percentage of Re-REMIC holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2013	December 31, 2012
0-10	3.4%	2.1%
10-20	3.4%	3.2%
20-30	14.3%	15.0%
30-40	26.1%	27.0%
40-50	39.7%	40.4%
50-60	8.4%	7.6%
60-70	4.7%	4.7%

Total	100.0%	100.0%

(1)	Subordination refers to the credit enhancement provided to the senior Re-REMIC tranche by the junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by the junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the senior Re-REMIC tranche.

The components of the carrying value of the Company’s investment portfolio at June 30, 2013 and December 31, 2012 are presented below:

$ in thousands	June 30, 2013	December 31, 2012
Principal balance	22,974,439	18,330,576
Unamortized premium	866,592	788,716
Unamortized discount	(3,777,471)	(1,172,454)
Gross unrealized gains	277,273	563,093
Gross unrealized losses	(534,675)	(39,368)

Fair value	19,806,158	18,470,563

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2013 and December 31, 2012:

$ in thousands	June 30, 2013	December 31, 2012
Less than one year	82,496	70,044
Greater than one year and less than five years	5,496,854	13,146,577
Greater than or equal to five years	14,226,808	5,253,942

Total	19,806,158	18,470,563

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, respectively:

June 30, 2013

	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	471,398	(5,069)	12,035	(452)	483,433	(5,521)
30 year fixed-rate	7,456,237	(368,049)	85,523	(1,010)	7,541,760	(369,059)
ARM	36,557	(227)	—	—	36,557	(227)
Hybrid ARM	190,714	(1,334)	—	—	190,714	(1,334)

Total Agency pass-through	8,154,906	(374,679)	97,558	(1,462)	8,252,464	(376,141)

Agency-CMO	101,883	(7,584)	10,277	(1,524)	112,160	(9,108)
Non-Agency RMBS	1,746,341	(57,858)	397,715	(13,735)	2,144,056	(71,593)
CMBS	1,133,905	(77,833)	—	—	1,133,905	(77,833)

Total	11,137,035	(517,954)	505,550	(16,721)	11,642,585	(534,675)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	31,269	(279)	—	—	31,269	(279)
30 year fixed-rate	1,763,113	(6,469)	78,640	(832)	1,841,753	(7,301)

Total Agency pass-through	1,794,382	(6,748)	78,640	(832)	1,873,022	(7,580)

Agency-CMO	31,719	(7,796)	10,770	(2,812)	42,489	(10,608)
Non-Agency RMBS	516,744	(6,005)	490,503	(12,895)	1,007,247	(18,900)
CMBS	187,349	(1,267)	52,813	(1,013)	240,162	(2,280)

Total	2,530,194	(21,816)	632,726	(17,552)	3,162,920	(39,368)

Gross unrealized losses on the Company’s Agency RMBS were $376.1 million at June 30, 2013. Due to the inherent credit quality of Agency RMBS, the Company determined that at June 30, 2013, any unrealized losses on its Agency RMBS portfolio are temporary.

Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $158.5 million at June 30, 2013. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012.

$ in thousands	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	453,590	207,856	523,725	(1,217)
Unrealized gain (loss) on MBS, net	(710,992)	60,413	(781,127)	269,486

Balance at the end of period	(257,402)	268,269	(257,402)	268,269

During the three months ended June 30, 2013 and 2012, the Company reclassified $39.4 million of net unrealized losses and $8.4 million of net unrealized gains, respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

During the six months ended June 30, 2013 and 2012, the Company reclassified $54.4 million of net unrealized losses and $11.6 million of net unrealized gains, respectively from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

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

The Company did not have other-than-temporary impairments for the three and six months ended June 30, 2013 and 2012.

The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	142,846	(46,956)	95,890
Non-Agency	41,325	2,001	43,326
CMBS	35,670	(6,252)	29,418
Other	102	—	102

Total	219,943	(51,207)	168,736

For the six months ended June 30, 2013

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	286,259	(92,069)	194,190
Non-Agency	77,737	3,142	80,879
CMBS	62,320	(8,452)	53,868
Other	143	—	143

Total	426,459	(97,379)	329,080

For the three months ended June 30, 2012

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	127,392	(35,741)	91,651
Non-Agency	25,143	5,126	30,269
CMBS	17,005	100	17,105
Other	(21)	—	(21)

Total	169,519	(30,515)	139,004

For the six months ended June 30, 2012

		Net (Premium
	Coupon	Amortization)/Discount	Interest
$ in thousands	Interest	Accretion	Income
Agency	249,706	(67,238)	182,468
Non-Agency	53,426	11,054	64,480
CMBS	33,816	268	34,084
Other	(68)	—	(68)

Total	336,880	(55,916)	280,964

Note 5 – Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at June 30, 2013 and December 31, 2012. These loans are held by the VIEs which the Company consolidates.

$ in thousands	June 30, 2013	December 31, 2012
Principal balance	1,518,554	—
Unamortized premium, net	35,115	—

Recorded investment	1,553,669	—
Allowance for loan losses	(663)	—

Carrying value	1,553,006	—

We consider a number of factors when evaluating the credit risks associated with our residential loans held-for-investment portfolio, including but not limited to year of origination, delinquency status and geographic concentration.

The following table displays residential loans held-for-investment at June 30, 2013 organized by year of origination.

$ in thousands	2013	2012	2011	2010	2009	2008	Total
Portfolio Characteristics:
Number of Loans	1,304	608	—	—	5	1	1,918
Current Principal Balance	1,001,208	514,647	—	—	2,213	486	1,518,554
Net Weighted Average Coupon Rate	3.48%	3.50%	—	—	3.54%	4.48%	3.49%
Weighted Average Maturity (years)	29.77	29.48	—	—	26.00	25.53	29.66
Current Performance:
Current	1,001,208	513,937	—	—	2,213	486	1,517,844
30 Day Delinquent	—	710	—	—	—	—	710
60 Days Delinquent	—	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—

Total	1,001,208	514,647	—	—	2,213	486	1,518,554

The following table presents the five largest geographic concentrations of the Company’s residential loans at June 30, 2013 based on principal balance:

State	Percent
California	49.7%
Illinois	5.8%
Massachusetts	5.8%
Virginia	4.2%
Maryland	4.2%
Other states (none greater than 4%)	30.3%

Total	100.0%

The following table presents future minimum annual principal payments under the residential loans held-for-investment at June 30, 2013:

$ in thousands
Scheduled Principal	June 30, 2013
Within one year	27,207
One to three years	57,575
Three to five years	62,066
Greater than or equal to five years	1,371,706

Total	1,518,554

Allowance for Loan Losses on Residential Loans

For residential loans held-for-investment, we establish an allowance for loan losses. The allowance includes residential loans owned by the consolidated VIEs that we collectively evaluated for impairment.

The following table summarizes the activity in the allowance for loan losses for the quarter ended June 30, 2013:

$ in thousands	June 30, 2013
Balance at beginning of period	—
Charge-offs, net	—
Provision for loan losses	663

Balance at end of period	663

During the quarter ended June 30, 2013 there were no charge-offs of residential loans.

Note 6 – Commercial Loans Held-for-Investment

Commercial loans held-for-investment includes mezzanine loans originated by the Company. These loans are secured by the borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. As of June 30, 2013, the Company had one outstanding commercial loan which was newly originated and was not delinquent on payment. The loan was not impaired and no allowance for loan loss recorded.

Note 7 – Investments in Unconsolidated Ventures

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

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.

The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company’s initial commitment in the Invesco IMRF Fund and AIV was $25.0 million. During 2009 and 2010, the Invesco IMRF Fund and AIV accepted additional subscriptions and the Company increased its overall commitment to $100.0 million, which effectively increased the Company’s initial ownership interest in the Invesco IMRF Fund and AIV. As of March 31, 2010, the Invesco IMRF Fund stopped accepting investment subscriptions and was deemed closed. The Company made its first contributions to the Invesco IMRF Fund in October 2009. The Company is committed to fund $16.7 million in aggregate of additional capital at June 30, 2013 for the Invesco IMRF Fund and AIV. The Company realized approximately $561,000 (2012: $357,000) and $906,000 (2012: $709,000) of equity in earnings for the three and six months ended June 30, 2013 related to these investments. The Company also had an unrealized gain of $1.3 million (2012: $1.1 million gain) and an unrealized gain of $1.5 million (2012: $1.2 million gain) from these investments for the three and six months ended June 30, 2013.

IMRF Loan Portfolio Member LLC

On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”) a limited liability company managed by AIV. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $197,000 (2012: $362,000) and $92,000 (2012: $716,000) of equity in earnings and $84,000 (2012: $155,000) of unrealized appreciation and $1.3 million (2012: $307,000) of unrealized appreciation from these investments for the three and six months ended June 30, 2013, respectively.

Note 8 – Borrowings

The Company has entered into repurchase agreements and exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings as of June 30, 2013 and December 31, 2012:

$ in thousands	June 30, 2013			December 31, 2012
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Agency RMBS	12,901,076	0.38%	18	11,713,565	0.48%	16
Non-Agency RMBS	2,954,836	1.53%	44	2,450,960	1.75%	23
CMBS	2,022,981	1.43%	21	1,555,935	1.51%	18
Exchangeable Senior Notes	400,000	5.00%	1,719	—	—%	—

Total	18,278,893	0.79%	59	15,720,460	0.78%	17

Repurchase Agreements

The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at June 30, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2013 and December 31, 2012:

June 30, 2013		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	1,653,408	9.3%	1,979,912
CitiGroup Global Markets Inc.	1,419,251	8.0%	1,568,086
Wells Fargo Securities, LLC	1,292,651	7.3%	1,464,390
Banc of America Securities LLC	1,217,698	6.8%	1,320,420
Morgan Stanley & Co. Incorporated	1,203,310	6.7%	1,288,815
South Street Securities LLC	1,182,146	6.6%	1,232,440
JP Morgan Securities Inc.	890,923	5.0%	1,016,242
RBS Securities Inc.	867,405	4.9%	1,022,809
ING Financial Market LLC	772,567	4.3%	823,250
Goldman, Sachs & Co.	757,543	4.2%	796,202
Pierpont Securities LLC	752,523	4.2%	787,552
HSBC Securities (USA) Inc	744,336	4.2%	774,117
Mitsubishi UFJ Securities (USA), Inc.	704,381	3.9%	731,474
Nomura Securities International, Inc.	629,866	3.5%	670,090
Scotia Capital	566,539	3.2%	590,097
Industrial and Commercial Bank of China Financial Services LLC	542,868	3.0%	571,102
Royal Bank of Canada	535,214	3.0%	606,785
Daiwa Capital Markets America Inc	480,719	2.7%	509,052
BNP Paribas Securities Corp.	438,981	2.5%	454,964
Deutsche Bank Securities Inc.	437,948	2.4%	491,273
Barclays Capital Inc.	252,486	1.4%	269,563
TD Securities	221,167	1.2%	233,741
Mizuho Securities USA Inc.	134,040	0.7%	148,684
KGS-Alpha Capital Markets, L.P.	73,069	0.4%	79,496
Cantor Fitzgerald & Co.	71,723	0.4%	79,130
Guggenheim Liquidity Services, LLC	36,131	0.2%	37,684

Total	17,878,893	100.0%	19,547,370

December 31, 2012		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	1,600,331	10.2%	1,919,676
Morgan Stanley & Co. Incorporated	1,275,616	8.1%	1,397,846
Nomura Securities International, Inc.	1,240,231	7.9%	1,350,901
Mitsubishi UFJ Securities (USA), Inc.	941,671	6.0%	990,057
Wells Fargo Securities, LLC	941,556	6.0%	1,079,194
HSBC Securities (USA) Inc	883,726	5.6%	918,551
South Street Securities LLC	819,524	5.2%	871,963
CitiGroup Global Markets Inc.	780,020	5.0%	882,517
Banc of America Securities LLC	728,609	4.6%	838,216
Scotia Capital	708,750	4.5%	744,692
Industrial and Commercial Bank of China Financial Services LLC	634,928	4.0%	690,783
Deutsche Bank Securities Inc.	587,919	3.7%	666,472
ING Financial Market LLC	573,116	3.6%	622,944
JP Morgan Securities Inc.	561,426	3.6%	697,602
Royal Bank of Canada	560,828	3.6%	641,079
BNP Paribas Securities Corp.	488,375	3.1%	516,770
Goldman, Sachs & Co.	468,806	3.0%	509,660
Daiwa Capital Markets America Inc	456,098	2.9%	479,354
Pierpont Securities LLC	437,095	2.8%	463,466
Barclays Capital Inc.	350,688	2.3%	372,708
RBS Securities Inc.	348,741	2.2%	427,183
Mizuho Securities USA Inc.	101,962	0.6%	122,836
Cantor Fitzgerald & Co.	80,466	0.5%	86,961
KGS-Alpha Capital Markets, L.P.	79,052	0.5%	86,241
Guggenheim Liquidity Services, LLC	43,245	0.3%	45,437
TD Securities	27,681	0.2%	33,129

Total	15,720,460	100.0%	17,456,238

Company MBS held by counterparties as security for repurchase agreements was $19.5 billion and $17.5 billion at June 30, 2013 and December 31, 2012, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 109% and 111% respectively.

No cash collateral was held by the counterparties at June 30, 2013 and December 31, 2012.

Asset-Backed Securities Issued

During the six months ended June 30, 2013, the Company purchased controlling interests in four securitization trusts (including three during the quarter ended June 30, 2013) which it determined to be VIEs. The securitization trusts securitized residential mortgage loans with an aggregate principal balance of $1.5 billion, and issued $1.5 billion aggregate principal amount of ABS, of which $1.4 billion were sold to unaffiliated third parties and the balance was purchased by the Company. The Company subsequently sold $5.8 million of the original principal balance to a third party. As a result, the ABS issued by the securitization trusts is recorded as a non-recourse liability in the Company’s consolidated balance sheet. During the six months ended June 30, 2013, ABS held by unaffiliated third parties was paid down by $8.4 million.

The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS issued, along with other relevant information, at June 30, 2013.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	1,412,316	1,518,554
Interest-only securities	11,727	—
Unamortized premium	10,879	35,115
Unamortized discount	(2,914)	—
Loan loss reserve	—	(663)

Carrying value	1,432,008	1,553,006

Range of weighted average interest rates	2.8% - 3.4%
Number of series	4

The following table presents the estimated principal repayment schedule of the VIE’s ABS at June 30, 2013, based on expected cash flows of the residential mortgage loans, as adjusted for projected losses on such loans.

$ in thousands
Estimated principal repayment	June 30, 2013
Within One Year	249,203
One to Three Years	383,920
Three to Five Years	267,784
Greater Than or Equal to Five Years	511,409

Total	1,412,316

The maturity of the VIE’s ABS is dependent upon cash flows received from the underlying residential mortgage loans. The estimate of their repayment is based on estimated principal payments on the underlying loans. This estimate may differ from actual amounts to the extent prepayments and/or loan losses vary. See Note 5 “Residential Loans Held-for-Investment” for a more detailed discussion of the residential loans collateralizing the VIE’s ABS.

Exchangeable Senior Notes

In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. The total net proceeds to the Company after deducting financing expenses was $387.9 million.

The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share. The Notes, including the guaranty and the shares of common stock of the Company issuable upon exchange of the Notes, have not been registered under the Securities Act of 1933. Accrued interest payable on the Notes is approximately $6.1 million as of June 30, 2013.

Note 9 – Derivatives and Hedging Activities

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

Our only CDS contract was entered into in the fourth quarter of 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. The remaining notional amount of the CDS at June 30, 2013 is $64.5 million (2012: $103.3 million), and we estimated the fair market value of the CDS to be approximately $950,000 (2012: $1.2 million) at June 30, 2013. As of June 30, 2013, we have not made any payments related to the CDS contract.

At June 30, 2013 and December 31, 2012, the open CDS sold by the Company is summarized as follows:

$ in thousand	June 30, 2013	December 31, 2012
Fair value amount	950	1,519
Notional amount	64,509	79,806
Maximum potential amount of future undiscounted payments	64,509	79,806
Recourse provisions with third parties	—	—
Collateral held by counterparty	10,080	12,371

Cash Flow Hedges of Interest Rate Risk

The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statement of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company sold swaptions during the three and six months ended June 30, 2013, realizing a net gain of $27.2 million. For the three and six months ended June 30, 2013, the Company had $25.9 million and $23.9 million of unrealized gain, respectively, which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings.

As of June 30, 2013, the company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	23,272	21,628	5.84	1,300,000	3.19%	3M Libor	10.00
Payer	> 6 Months	14,290	35,930	10.88	1,100,000	3.11%	3M Libor	10.00

		37,562	57,558	8.15	2,400,000	3.15%		10.00

$ in thousands	Notional Amount as of January 1, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2013	Amount of Realized Gain, net on Interest Rate Swaps and Swaptions
Swaption Contracts	850,000	3,300,000	(1,750,000)	2,400,000	27,159
Interest Rate Swap	8,000,000	4,500,000	(300,000)	12,200,000	—

Total	8,850,000	7,800,000	(2,050,000)	14,600,000	27,159

The Company finances its activities primarily through repurchase agreements, which are usually settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the three months ended June 30, 2013, the Company recorded $294,000 of unrealized swap gains (2012: $3,000 of unrealized swap losses) in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

During the six months ended June 30, 2013, the Company recorded $293,000 of unrealized swap gains (2012: $513,000 of unrealized swap losses) in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $173.1 million will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 126 months.

As of June 30, 2013, the Company had the following interest rate derivatives outstanding, which were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty			Notional	Maturity Date	Fixed Interest Rate in Contract
SunTrust Bank			100,000	7/15/2014	2.79%
Deutsche Bank AG			200,000	1/15/2015	1.08%
Deutsche Bank AG			250,000	2/15/2015	1.14%
Credit Suisse International			100,000	2/24/2015	3.26%
Credit Suisse International			100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.			100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.			50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, LLC			300,000	1/24/2016	2.12%
The Bank of New York Mellon			300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC			300,000	4/5/2016	2.48%
Citibank, N.A.			300,000	4/15/2016	1.67%
Credit Suisse International			500,000	4/15/2016	2.27%
The Bank of New York Mellon			500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.			500,000	5/15/2016	2.31%
Goldman Sachs Bank USA			500,000	5/24/2016	2.34%
Goldman Sachs Bank USA			250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.			250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.			500,000	6/24/2016	2.51%
Citibank, N.A.			500,000	10/15/2016	1.93%
Deutsche Bank AG			150,000	2/5/2018	2.90%
ING Capital Markets LLC			350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC			100,000	4/5/2018	3.10%
ING Capital Markets LLC			300,000	5/5/2018	0.79%
JPMorgan Chase Bank, N.A.			200,000	5/15/2018	2.93%
UBS AG			500,000	5/24/2018	1.10%
ING Capital Markets LLC			400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc	(1)		500,000	9/5/2018	1.04%
CME Clearing House	(8	)(9)	300,000	2/5/2021	2.69%
CME Clearing House	(8	)(9)	300,000	2/5/2021	2.50%
Wells Fargo Bank, N.A.			200,000	3/15/2021	3.14%
Citibank, N.A.			200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(7)		550,000	2/24/2022	2.45%
The Royal Bank of Scotland Plc	(6)		400,000	3/15/2023	2.39%
UBS AG	(6)		400,000	3/15/2023	2.51%
HSBC Bank USA, National Association			250,000	6/5/2023	1.91%
HSBC Bank USA, National Association	(2)		250,000	7/5/2023	1.97%
The Royal Bank of Scotland Plc	(3)		500,000	8/15/2023	1.98%
UBS AG	(5)		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association	(4)		500,000	12/15/2023	2.20%

Total			12,200,000		2.09%

(1)	Forward start date of September 2013
(2)	Forward start date of July 2013
(3)	Forward start date of August 2013
(4)	Forward start date of December 2013
(5)	Forward start date of November 2013
(6)	Forward start date of March 2015
(7)	Forward start date of February 2015
(8)	Forward start date of February 2016
(9)	Beginning June 10, 2013, regulations promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act mandate that the Company clear new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to the clearing house which reduces default risk.

At June 30, 2013, the Company’s counterparties held no cash margin deposits and approximately $288.4 million in Agency RMBS as collateral against its swap contracts. In addition, several counterparties posted securities of approximately $160.1 million and $91.4 million of cash as collateral with the Company. Cash margin posted by the Company and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash and the Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s consolidated balance sheet. Cash collateral that is not restricted to use by the Company is included in Cash and cash equivalents and the liability to return the collateral is included in Collateral held payable on the consolidated balance sheet. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of June 30, 2013, the Company did not recognize any non-cash collateral held as collateral.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of June 30, 2013 and December 31, 2012.

$ in thousands

Asset Derivatives				Liability Derivatives
As of June 30, 2013		As of December 31, 2012		As of June 30, 2013		As of December 31, 2012
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	198,602	Interest rate swap asset	—	Interest rate swap liability	304,289	Interest rate swap liability	436,440
CDS	950	CDS	1,519
Swaption	57,558	Swaption	4,950

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2013 and 2012.

Three months ended June 30, 2013

$ in thousands

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swap	274,660	Interest Expense	37,409	Realized and unrealized gain (loss) on interest rate swaps and swaptions	294

Six months ended June 30, 2013

$ in thousands

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swap	257,489	Interest Expense	72,970	Realized and unrealized gain (loss) on interest rate swaps and swaptions	293

Three months ended June 30, 2012

$ in thousands

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion

Interest Rate Swap	102,233	Interest Expense	35,868	Realized and unrealized gain (loss) on interest rate swaps and swaptions	3

Six months ended June 30, 2012

$ in thousands

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion

Interest Rate Swap	120,564	Interest Expense	71,288	Realized and unrealized gain (loss) on interest rate swaps and swaptions	513

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain recognized in income on derivative	Three months ended June 30, 2013	Three months ended June 30, 2012
CDS Contract	Realized and unrealized credit default swap income	345	(69)
Swaption Contract	Realized and unrealized gain (loss) on interest rate swaps and swaptions	25,861	(1,530)

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of gain recognized in income on derivative	Six months ended June 30, 2013	Six months ended June 30, 2012
CDS Contract	Realized and unrealized credit default swap income	568	(238)
Swaption Contract	Realized and unrealized gain (loss) on interest rate swaps and swaptions	23,859	(1,530)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

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

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $244.2 million. The

Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $288.4 million of Agency RMBS as of June 30, 2013. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.

The Company was in compliance with all of the financial provisions of these agreements through June 30, 2013.

Note 10 – Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012.

Offsetting of Derivative Assets

As of June 30, 2013

Gross Amounts Not Offset in the
Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts of	Consolidated	the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheet	Balance sheet	Instruments (1)	Received	Net Amount
Derivatives	257,110	—	257,110	(257,110)	—	—

Total	257,110	—	257,110	(257,110)	—	—

Offsetting of Derivative Liabilities and Repurchase agreements

As of June 30, 2013

				Gross Amounts Not Offset in the
				Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts of	Consolidated	the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheet	Balance sheet	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	304,289	—	304,289	(304,289)	—	—
Repurchase Agreements	17,878,893	—	17,878,893	(17,878,893)	—	—

	18,183,182	—	18,183,182	(18,183,182)	—	—

Offsetting of Derivative Assets

As of December 31, 2012

Gross Amounts Not Offset in the
Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts of	Consolidated	the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheet	Balance sheet	Instruments (1)	Received	Net Amount
Derivatives	6,469	—	6,469	(6,469)	—	—

Total	6,469	—	6,469	(6,469)	—	—

Offsetting of Derivative Liabilities and Repurchase agreements

As of December 31, 2012

				Gross Amounts Not Offset in the
				Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset in the	presented in
	Amounts of	Consolidated	the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheet	Balance sheet	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	436,440	—	436,440	(436,440)	—	—
Repurchase Agreements	15,720,460	—	15,720,460	(15,720,460)	—	—

	16,156,900	—	16,156,900	(16,156,900)	—	—

(1)	Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at June 30, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $19.5 billion and $17.5 billion at June 30, 2013 and December 31, 2012, respectively.

(4)	Total cash received on our Derivatives was $78.6 million and $0 at June 30, 2013 and December 31, 2012, respectively. Total non-cash collateral received on our Derivatives was $160.1 million and $0 at June 30, 2013 and December 31, 2012, respectively.

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. For one repurchase agreement counterparty, the underlying agreement provide for an unconditional right of setoff.

Note 11 – Financial Instruments

U.S. GAAP defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP, and Accounting Standards Codification (“ASC”) Topic 820 expands fair value financial statement disclosure requirements. ASC Topic 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at June 30, 2013 and December 31, 2012 are summarized below:

	June 30, 2013
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	19,806,158	—	19,806,158
Investments in unconsolidated ventures	—	—	36,415	36,415
Derivatives	—	256,160	950	257,110

Total	—	20,062,318	37,365	20,099,683

Liabilities
Derivatives	—	304,289	—	304,289

Total	—	304,289	—	304,289

	December 31, 2012
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	18,470,563	—	18,470,563
Investments in unconsolidated ventures	—	—	35,301	35,301
Derivatives	—	4,950	1,519	6,469

Total	—	18,475,513	36,820	18,512,333

Liabilities
Derivatives	—	436,440	—	436,440

Total	—	436,440	—	436,440

(1)	For more detail about the fair value of our MBS and type of securities, see Note 4 in the consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2013	December 31, 2012
Beginning balance	35,301	68,793
Purchases	403	4,218
Sales and settlements	(3,036)	(44,879)
Total net gains / (losses) included in net income
Realized gains/(losses), net	998	6,813
Unrealized gains/(losses), net	2,749	356
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	36,415	35,301

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2013	December 31, 2012
Beginning balance	1,519	1,339
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(569)	180
Unrealized gain/(losses), net included in other comprehensive income	—	—

Ending balance	950	1,519

The following table summarizes quantitative information about Level 3 fair value measurements:

Fair Value at	Valuation	Unobservable			Weighted
$ in thousands	June 30, 2013	Technique	Input	Range	Average
CDS Contract	950	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.63%
			Credit Spread		0.60%
			Constant Prepayment Rate	1.0% - 20.0%	5.85%
			Constant Default Rate	0.6% - 100.0%	5.03%
			Loss Severity	15.4% - 83.6%	45.40%

The significant inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $140,000 more than the actual fair value at June 30, 2013.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	1,553,006	1,460,160	—	—
Commercial loans, held-for-investment	8,954	8,954	—	—
Other investments	10,000	10,000	10,000	10,000

Total	1,571,960	1,479,114	10,000	10,000

Financial Liabilities
Repurchase agreements	17,878,893	17,887,193	15,720,460	15,730,387
Asset-backed-securities	1,432,008	1,381,709	—	—
Exchangeable senior notes	400,000	374,250	—	—

Total	19,710,901	19,643,152	15,720,460	15,730,387

The following describes the Company’s methods for estimating the fair value for financial instruments.

•

The fair value of the residential loans, held-for-investment and commercial loans, held-for-investment are a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

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

Note 12 – Related Party Transactions

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Manager and its affiliates provide the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of the Manager or one of its affiliates. The Company does not have any employees. With the exception of the Company’s Chief Financial Officer, the Manager is not obligated to dedicate any of its employees exclusively to the Company, nor are the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.

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

For the three months ended June 30, 2013, the Company incurred management fees of $10.8 million (2012: $8.7 million), of which $10.8 million (2012: $8.7 million), was accrued but has not been paid.

For the six months ended June 30, 2013, the Company incurred management fees of $21.2 million (2012: $17.3 million), of which $10.8 million (2012: $8.7 million) was accrued but has not been paid.

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

The Company incurred costs, originally paid by Invesco, of approximately $1.8 million (2012: $814,000) and $2.9 million (2012: $1.4 million) for the three and six months ended June 30, 2013, respectively. Approximately $1.6 million (2012: $814,000) and $2.5 million (2012: $1.4 million) was either prepaid or expensed for the three and six months ended June 30, 2013, respectively, $184,000 (2012: $0) and $418,000 (2012: $42,000) was charged against equity as a cost of raising capital for the three and six months ended June 30, 2013, respectively.

Termination Fee

A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 13 – Shareholders’ Equity

Securities Convertible into Shares of Common Stock

The limited partner who holds OP Units has the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which includes the ability of the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager and its affiliates.

Exchangeable Senior Notes

In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of the Notes due 2018. The total net proceeds to the Company after deducting financing expenses was $387.9 million. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share.

Registration Rights

The Company entered into a registration rights agreement with regard to the common stock and OP Units owned by the Manager and Invesco Investments (Bermuda) Ltd., respectively, upon completion of the Company’s IPO and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Pursuant to the registration rights agreement, the Company has granted to the Manager and Invesco Investments (Bermuda) Ltd. (i) unlimited demand registration rights to have the shares purchased by the Manager or granted to it in the future and the shares that the Company may issue upon redemption of the OP Units purchased by Invesco Investments (Bermuda) Ltd. registered for resale and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement.

On March 12, 2013, in connection with the issuance and sale of the Notes, the Operating Partnership and the Company also entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company has designated its automatic shelf registration statement filed on April 2, 2013 to be used for resales of the Common Stock, if any, issuable upon exchange of the Notes. The Company has agreed that it will use its commercially reasonable efforts to file a supplement to the underlying prospectus in that shelf registration statement, if necessary, to cover such resales of the Common Stock no later than September 8, 2013. If the Company does not meet this deadline then, subject to certain exceptions, additional interest will accrue on the Notes.

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

During the six months ended June 30, 2013, the Company issued 1,761,054 shares of common stock at an average price of $21.34 under the DRSPP with total proceeds to the Company of approximately $37.4 million, net of issuance costs of $219,000.

Preferred Stock

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

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $38,000 (2012: $38,000) for the three months ended June 30, 2013. The Company recognized compensation expense of approximately $75,000 (2012: $75,000) for the six months ended June 30, 2013. During the three months ended June 30, 2013, the Company issued 1,839 shares (2012: 2,055 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2013, the Company issued 3,609 shares (2012: 4,263 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

The Company recognized compensation expense of approximately $49,000 (2012: $40,000) for the three months ended June 30, 2013 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

The Company recognized compensation expense of approximately $111,000 (2012: $80,000) for the six months ended June 30, 2013 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.

During March 2013, the Company issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,777 restricted stock units that vested under the Incentive Plan. In addition, during the six months ended June 30, 2013, the Company awarded 16,835 restricted stock units to officers and employees of the Manager and its affiliates.

Dividends

On June 17, 2013, the Company declared a dividend of $0.65 per share of common stock. The dividend was paid on July 26, 2013 to shareholders of record as of the close of business on June 27, 2013.

On June 17, 2013, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on July 25, 2013 to shareholders of record as of the close of business on July 1, 2013.

Note 14 – Earnings per Common Share

Earnings per share for the three and six months ended June 30, 2013 and 2012 is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2013	2012	2013	2012
Numerator (Income)
Basic Earnings
Net income available to common shareholders	138,847	78,821	222,838	161,903
Effect of dilutive securities:
Income allocated to exchangeable senior debt	5,622	—	6,782	—
Income allocated to non-controlling interest	1,493	973	2,455	1,999

Dilutive net income available to shareholders	145,962	79,794	232,075	163,902

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	135,105	115,409	132,013	115,402
Effect of dilutive securities:
Restricted Stock Awards	38	34	32	26
OP Units	1,425	1,425	1,425	1,425
Exchangeable senior notes	16,836	—	10,325	—

Dilutive Shares	153,404	116,868	143,795	116,853

Note 15 – Non-controlling Interest—Operating Partnership

Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2013, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.0% interest (2012: 1.2%) in the Operating Partnership. Income allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2013 was approximately $1.5 million (2012: $973,000). Income allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2013 was $2.5 million (2012: $2.0 million). For the three months ended June 30, 2013, distributions paid to the non-controlling interest were $926,000 (2012: $926,000). For the six months ended June 30, 2013, distributions paid to the non-controlling interest were $1.9 million (2012: $1.9 million). As of June 30, 2013, distributions payable to the non-controlling interest were approximately $926,000 (2012: $926,000).

Note 16 – Subsequent Events

The Company has reviewed subsequent events occurring through the date that these consolidation financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd. (NYSE:IVZ) together with its consolidated subsidiaries (which does not include us), as “Invesco.”

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

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	availability of qualified personnel;

•	estimates relating to our ability to continue to make distributions to our shareholders in the future;

•	our understanding of our competition;

•	changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our most recent Form 10-K and subsequent Form 10-Qs, which are available on the SEC’s website at www.sec.gov.

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

Overview

We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans, which we collectively refer to as our target assets. We are externally managed and advised by Invesco Advisers, Inc., which is an indirect, wholly-owned subsidiary of Invesco Ltd. We are a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exclusion from the definition of “Investment Company” under the 1940 Act.

Our objective is to provide attractive risk-adjusted returns to our shareholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•

Agency RMBS, which are residential mortgage-backed securities (“RMBS”), for which a U.S. government Agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. government agency or a federally chartered corporation;

•	Commercial mortgage-backed securities (“CMBS”); and

•	Residential and commercial mortgage loans.

We finance the majority of our investments in Agency RMBS, non-Agency RMBS and CMBS through short-term borrowings structured as repurchase agreements. Our Manager has secured commitments for us with a number of repurchase agreement counterparties.

Recent Developments

On June 17, 2013, we declared a dividend of $0.65 per share of common stock. The dividend was paid on July 26, 2013 to shareholders of record as of the close of business on June 27, 2013.

On June 17, 2013, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on July 25, 2013 to shareholders of record as of the close of business on July 1, 2013.

During the quarter ended June 30, 2013, we purchased controlling interests in three securitization trusts which we determined to be variable interest entities (“VIEs”). The securitization trusts securitized pools of 1,438 residential mortgage loans with an aggregate principal amount of approximately $1.1 billion and issued approximately $1.1 billion aggregate principal amount of asset-backed securities (“ABS”), of which $1.0 billion of senior ABS and certain interest-only strips were sold to unaffiliated third parties, and $83.8 million of subordinate ABS and certain interest-only and designated cash classes were purchased by the Company. We incurred approximately $2.8 million in debt issuance and organizational costs related to this purchase. In addition, eight residential mortgage loans were paid off with an aggregate principal balance of $4.4 million and ABS held by unaffiliated third parties was paid down by $8.4 million.

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

The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas.

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

“Operation Twist,” was a program conducted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in 2011 and 2012. Pursuant to the first Operation Twist, instituted between September 2011 and June 2012, the Federal Reserve purchased $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. From July 2012 through December 2012, the Federal Reserve deployed $267 billion to purchase Treasury securities with remaining maturities of 6 years to 30 years and sold or redeemed an equal amount of Treasury securities with remaining maturities of approximately 3 years or less. While it is difficult to identify the specific impact Operation Twist had on our business, the program generally reduced asset values and lowered the interest income we received.

In December 2012, the Federal Reserve announced that it would replace “Operation Twist” with another round of long-term asset purchases, or quantitative easing (“QE”), pursuant to which the Federal Reserve will continue to purchase $40 billion of Agency MBS as well as $45 billion of longer-term Treasury securities per month. We expect that during these large scale purchases of Agency MBS, yields on Agency MBS values will be lower and refinancing volumes will be higher. As a result, returns on our Agency MBS may be adversely affected.

Over the past several months, the Federal Reserve has communicated that the QE program will likely be reduced, or “tapered,” over the intermediate term, depending on the path of economic data. Initial talk of tapering of the QE program was the major catalyst behind the increase in interest rates on Treasury securities and the increase in yield premium investors demand to own Agency MBS, which reduced the value of each asset class during the second quarter of 2013. Chairman Ben Bernanke has communicated that the Federal Open Market Committee, which is the policy making body of the Federal Reserve, will focus on the unemployment rate as the key metric for determining when to commence tapering the purchase of Agency MBS. The expected timing and degree of the reduction in QE has the potential to adversely impact Treasury and Agency MBS valuations going forward by reducing overall demand for these assets and potentially increasing price volatility.

On July 31, 2013, the Federal Reserve announced that it would keep the target range for the federal funds rate at 0 to 0.25% as long as the unemployment rate remains above 6.5% or until inflation reaches 2.5%. Low levels of federal funds rates may reduce our borrowing costs. However, there can be no assurance that federal funds rates will remain near zero percent, or that such low levels will reduce our cost of funds.

Investment Activities

As of June 30, 2013, 52.3% (2012: 51.1%) of our equity was invested in Agency RMBS, 36.5% (2012: 28.0%) in non-Agency RMBS, 19.9% (2012: 18.3%) in CMBS, 4.8% in residential loans (2012: 0%), held-for-investment, 1.7% (2012: 2.6%) in unconsolidated joint ventures, and 0.3% commercial loans, held-for-investment (2012: 0%). Refer to the allocation of equity and debt/equity ratio table in the “Liquidity and Capital Resources” section for more details. We use leverage on our target assets to achieve our return objectives. With respect to our mortgage-backed securities (“MBS”) portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.

The change in allocations between our classes of assets reflects our views on the current risk/return opportunities in the market for our target assets.

As of June 30, 2013, we held $10.6 billion (2012: $8.3 billion) in 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $2.0 billion (2012: $2.4 billion) in 15-year fixed rate Agency RMBS securities, $440.2 million (2012: $1.2 billion) in hybrid adjustable-rate mortgages Agency RMBS (“ARMs”) and approximately $68.8 million (2012: $172.6 million) in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of June 30, 2013, we held $3.8 billion (2012: $2.3 billion) non-Agency RMBS.

As of June 30, 2013, we owned $2.5 billion (2012: $1.3 billion) in CMBS and $511.5 million (2012: $455.1 million) in collateralized mortgage obligations (“CMOs”). Additionally, we held $1.6 billion of residential loans held-for-investment and $8.9 million in commercial loans held for investment.

During the six months ended June 30, 2013, we purchased $6.1 billion (2012: $3.8 billion) of MBS. The average yield on these purchases as of June 30, 2013 was 2.8% (2012: 3.2%).

During the quarter ended June 30, 2013, we purchased controlling interests in three securitization trusts totaling $1.1 billion which we considered VIEs. The VIEs in total hold 1,438 residential mortgage loans paying interest at an aggregate weighted average fixed rate of 3.76% and having an original stated maturity of 30 years.

Portfolio Characteristics

The table below represents the vintage of our credit assets as of June 30, 2013:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Re-REMIC Senior (1)	—	—	—	—	0.3%	—	0.6%	2.9%	28.5%	9.8%	—	42.1%
Prime	0.5%	1.0%	4.6%	4.4%	10.0%	2.4%	—	—	0.2%	—	12.8%	35.9%
Alt-A	—	0.3%	8.6%	5.6%	6.7%	—	—	—	—	—	—	21.2%
Subprime	—	0.1%	—	0.2%	0.5%	—	—	—	—	—	—	0.8%

Total Non-Agency	0.5%	1.4%	13.2%	10.2%	17.5%	2.4%	0.6%	2.9%	28.7%	9.8%	12.8%	100.0%

CMBS	—	—	14.0%	13.8%	0.9%	—	—	11.4%	28.5%	14.2%	17.2%	100.0%

(1)	For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 9.6% 2005, 39.1% 2006 and 51.3% 2007. Additionally, 6.8% of our Re-REMIC holdings are not senior classes.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of June 30, 2013:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	48.1%	California	15.0%
Florida	7.0%	New York	12.6%
New York	5.9%	Texas	9.6%
Virginia	3.7%	Florida	5.9%
New Jersey	3.2%	Illinois	5.1%
Maryland	3.2%	Pennsylvania	3.8%
Washington	3.2%	New Jersey	2.9%
Illinois	2.3%	Ohio	2.9%
Arizona	2.1%	Virginia	2.8%
Massachusetts	2.1%	Massachusetts	2.7%
Other	19.2%	Other	36.7%

Total	100.0%	Total	100.0%

The vintage and geographic concentrations have not significantly changed since March 31, 2012.

Financing and Other Liabilities.

We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of June 30, 2013, we had entered into repurchase agreements totalling $17.9 billion. (2012: $13.5 billion). The increase in the amount of the repurchase agreement balance was due to leveraging additional equity received during the year.

We also committed to invest up to $100.0 million in the Invesco IMRF Fund and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of June 30, 2013, $83.3 million (2012: $82.9 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $16.7 million (2012: $17.1 million) in additional capital.

The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment-related payable. As of June 30, 2013 and December 31, 2012, the Company had investment related payables of $19.3 million and $63.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to a decrease in unsettled mortgage-backed security purchases at the quarter ended June 30, 2013. The Company records a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment-related receivable. As of June 30, 2013 and December 31, 2012, the Company had investment related receivables of $902.2 million and $41.4 million, respectively, of which no items were outstanding greater than thirty days.

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

As of June 30, 2013, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.2 billion (2012: $6.9 billion) of borrowings under our repurchase agreements. As of June 30, 2013, included in this amount we had forward starting swaps with a total notional amount of $4.0 billion, with starting dates ranging from July 5, 2013 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities. We intend to continue to add interest rate hedge positions according to our hedging strategy.

As of June 30, 2013, we held $2.4 billion in interest rate swaptions with an unrealized gain of $23.9 million. During the six months ended June 30, 2013, we sold interest rate swaptions with a notional amount of $1.75 billion and recognized a gain of $27.2 million.

Book Value per Share

Our book value per common share was $17.88 and $20.83 as of June 30, 2013 and December 31, 2012, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at our sole election. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our consolidated balance sheet. Refer to Note 4 – “Mortgage-Backed Securities” for information regarding the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. The complete listing of our Critical Accounting Policies was disclosed in our 2012 annual report on Form 10-K as filed with the SEC on March 1, 2013, and the only material changes has been that we now also consolidate 4 VIEs in which we are the primary beneficiary. The underlying loans owned by the VIEs are shown under residential loans on our consolidated balance sheet. The ABS issued to third parties by the VIEs are shown under asset-backed securities issued. In our consolidated statements of operations, we record interest income on the residential loans owned by the VIEs, interest expense on the ABS issued by the VIEs and a provision for loan losses.

Expected Impact of New Authoritative Guidance on Future Financial Information

None.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the three and six month periods ending June 30, 2013 and 2012.

	Three Months ended		Six Months ended
	June 30,		June 30,
$ in thousands, except per share data	2013	2012	2013	2012
Interest Income
Mortgage-backed securities	168,736	139,004	329,080	280,964
Residential loans	6,889	—	7,026	—
Commercial loans	60	—	60	—

Total interest income	175,685	139,004	336,166	280,964

Interest Expense
Repurchase agreements	68,463	56,700	134,792	111,985
Exchangeable senior notes	5,377	—	5,456	—
Asset-backed securities issued	5,622	—	6,782	—

Total interest expense	79,462	56,700	147,030	111,985

Net interest income	96,223	82,304	189,136	168,979

Provision for loan losses	663	—	663	—

Net interest income after provision for loan losses	95,560	82,304	188,473	168,979

Other income	61,343	7,216	67,993	14,417

Expenses
Management fee – related party	10,807	8,681	21,161	17,320
General and administrative	3,043	1,045	4,587	2,174

Total expenses	13,850	9,726	25,748	19,494

Net income	143,053	79,794	230,718	163,902

Net income attributable to non-controlling interest	1,493	973	2,455	1,999

Net income attributable to Invesco Mortgage Capital Inc.	141,560	78,821	228,263	161,903

Dividends to preferred shareholders	2,713	—	5,425	—

Net income attributable to common shareholders	138,847	78,821	222,838	161,903

Earnings per share:
Net income attributable to common shareholders (basic)	1.03	0.68	1.69	1.40

Net income attributable to common shareholders (diluted)	0.95	0.68	1.61	1.40

Dividends declared per common share	0.65	0.65	1.30	1.30

Weighted average number of shares of common stock:
Basic	135,105	115,409	132,013	115,402

Diluted	153,404	116,868	143,795	116,853

The table below presents certain information for our portfolio for the three and six month periods ending June 30, 2013 and 2012.

	Three Months ended		Six Months ended
	June 30,		June 30,
$ in thousands	2013	2012	2013	2012
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,949,617	2,366,226	1,997,076	2,413,817
30 year fixed-rate, at amortized cost	11,524,578	7,781,391	11,512,548	7,392,538
ARM, at amortized cost	69,149	170,816	83,227	174,048
Hybrid ARM, at amortized cost	447,599	1,256,542	487,269	1,362,295
MBS-CMO, at amortized cost	505,811	451,226	504,182	423,664
Non-Agency RMBS, at amortized cost	3,815,772	2,305,605	3,530,088	2,342,487
CMBS, at amortized cost	2,491,250	1,263,334	2,275,552	1,238,748
Residential Loans, at amortized cost	807,876	—	415,132	—
Commercial Loans, at amortized cost	2,919	—	2,919	—

Average MBS and Residential Loans portfolio	21,614,571	15,595,140	20,807,993	15,347,597

Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.17%	2.67%	2.18%	2.69%
30 year fixed-rate	2.77%	3.24%	2.81%	3.38%
ARM	2.39%	2.71%	2.24%	2.59%
Hybrid ARM	2.41%	2.80%	2.37%	2.69%
MBS—CMO	1.84%	2.52%	1.65%	2.21%
Non-Agency RMBS	4.54%	5.25%	4.58%	5.51%
CMBS	4.72%	5.42%	4.73%	5.50%
Residential Loans	3.41%	n/a	3.38%	n/a
Commercial loans	11.21%	n/a	11.21%	n/a
Average MBS portfolio	3.25%	3.57%	3.23%	3.66%
Average Borrowings*:
Agency RMBS	13,185,918	10,862,133	13,063,927	10,590,714
Non-Agency RMBS	2,815,765	1,667,755	2,669,977	1,727,824
CMBS	1,989,660	919,852	1,832,302	894,978
Exchangeable senior notes	400,000	—	242,222	—
Asset-backed securities issued	747,883	—	382,257	—

Total borrowed funds	19,139,226	13,449,740	18,190,685	13,213,516

Maximum borrowings during the period (2)	19,710,901	13,799,710	19,710,901	13,799,710

Average Cost of Funds (3):
Agency RMBS	0.40%		0.36%		0.41%		0.34%
Non-Agency RMBS	1.54%		1.77%		1.63%		1.79%
CMBS	1.44%		1.54%		1.46%		1.56%
Exchangeable senior notes	5.62%		n/a		5.60%		n/a
Asset-backed securities issued	2.88%		n/a		2.85%		n/a
Unhedged cost of funds	0.88%		0.62%		0.81%		0.62%
Hedged cost of funds	1.66%		1.69%		1.62%		1.69%
Average Equity (4):	2,774,374		2,171,664		2,743,484		2,127,086
Average debt/equity ratio (average during period)	6.90	x	6.19	x	6.63	x	6.21	x
Debt/equity ratio (as of period end)	7.63	x	6.30	x	7.63	x	6.30	x

*	Average amounts for each period are based on weighted month-end balances; all percentages are annualized. For the three and six months ended June 30, 2013, the average balances are presented on an amortized cost basis. The three and six months ended June 30, 2012 have been reclassified for comparative purposes.
(1)	Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.
(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.
(4)	Average equity is calculated based on a weighted balance basis.

Net Income Summary

For the three months ended June 30, 2013, our net income attributable to common shareholders was $138.8 million (2012: $78.8 million) or $1.03 (2012: $0.68) basic income per weighted average share available to common shareholders and $0.95 (2012: $0.68) diluted income per weighted average share available to common shareholders.

For the six months ended June 30, 2013, our net income attributable to common shareholders was $222.8 million (2012: $161.9 million) or $1.69 (2012: $1.40) basic income per weighted average share available to common shareholders and $1.61 (2012: $1.40) diluted income per weighted average share available to common shareholders.

Non-GAAP Financial Measures

Core earnings is a non-GAAP financial measure. We calculate core earnings as GAAP net income attributable to common shareholders excluding gain/loss on sale of investments and realized and unrealized gain/loss on interest rate swaps and swaptions. The Company records changes in the valuation of its investment portfolio and certain interest rate swaps in other comprehensive income. In addition, the Company uses swaptions that do not qualify under GAAP for inclusion in other comprehensive income, and, as such, the changes in valuation are recorded in the period in which they occur. For internal portfolio analysis, the Company’s management deducts these gains and losses from GAAP net income to provide a consistent view of investment portfolio performance across reporting periods.

The Company believes the presentation of core earnings allows investors to evaluate and compare the performance of the Company to that of its peers because core earnings measures investment portfolio performance over multiple reporting periods by removing realized and unrealized gains and losses. As such, the Company believes that the disclosure of core earnings is useful to its investors.

However, the Company cautions that core earnings should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of amounts available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from those employed by other companies for a similarly described measure and, therefore, may not be comparable.

The table below provides a reconciliation of GAAP Net income attributable to common shareholders to Core Earnings for this period:

Reconciliation of Net Income Attributable to Common Shareholders to Core Earnings

	Three Months ended June 30,		Six Months ended June 30,
$ in thousands, except per share data	2013	2012	2013	2012
Net income attributable to common shareholders	138,847	78,821	222,838	161,903
Adjustments
(Gain) loss on sale of investments, net	(5,692)	(6,098)	(12,404)	(12,143)
Realized (gain) loss on interest rate swaps and swaptions	(27,159)	—	(27,159)	—
Unrealized (gain) loss on interest rate swaps and swaptions	(26,155)	1,533	(24,152)	2,043

Total adjustments	(59,006)	(4,565)	(63,715)	(10,100)

Core earnings	79,841	74,256	159,123	151,803

Earnings per common share (basic)	1.03	0.68	1.69	1.40

Core earnings per share attributable to common shareholders	0.59	0.64	1.21	1.32

Interest Income and Average Earning Asset Yield

Our primary source of income is interest earned on our investment portfolio. During the three months ended June 30, 2013, we had average earning assets of approximately $21.6 billion (2012: $15.6 billion) and earned interest income of $175.7 million (2012: $139.0 million). The yield on our average investment portfolio was 3.25% (2012: 3.57%). The decline in yield was primarily due to the continued low rate environment brought on by the Federal Reserve’s quantitative easing.

The change in our average assets and the portfolio yield for three months ended June 30, 2013 versus June 30, 2012 was primarily attributable to the growth in our average investment portfolio resulting from our preferred stock offering in the second half of 2012 and our common stock offerings in the first quarter of 2013. Our average investment portfolio increased $6.0 billion as of June 30, 2013 versus June 30, 2012.

We had average earning assets of $20.8 billion (2012: $15.3 billion) and earned interest income of $336.2 million (2012: $281.0 million) for the six months ended June 30, 2013. The yield on our average investment portfolio was 3.23% (2012: 3.66%) for the respective period. The change in our average assets and the portfolio yield was attributable to the growth in our average investment portfolio resulting from our preferred stock offering in the second half of 2012 and our common stock offerings in the first quarter 2013.

Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 12.6 and 12.5 for the three months ended June 30, 2013 and March 31, 2013, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	June 30, 2013		March 31, 2013
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	19.5	27.8	18.5	27.5
30 year Agency RMBS	9.5	15.8	9.5	19.5
Agency Hybrid ARM RMBS	22.8	NA	25.6	NA
Non-Agency RMBS	15.5	NA	15.5	NA

Weighted average	12.6	NA	12.5	NA

Interest Expense and the Cost of Funds

Our largest expense is the interest expense on borrowed funds. For the three months ended June 30, 2013, we had average borrowed funds of $19.1 billion (2012: $13.4 billion) and total interest expense of $79.5 million (2012: $56.7 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS issued.

We had average borrowed funds of $18.2 billion (2012: $13.2 billion) and total interest expense of $147.0 million (2012: $112.0 million) for the six months ended June 30, 2013. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS.

For the three months ended June 30, 2013, our average cost of funds was 1.66% (2012: 1.69%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, borrowing costs on our exchangeable senior notes, borrowing costs under our ABS issued, as well as any hedging costs.

Our average cost of funds was 1.62% (2012: 1.69%) for the six months ended June 30, 2013. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.

Net Interest Income

Our net interest income, which equals interest income less interest expense for the three months ended June 30, 2013 totaled $96.2 million (2012: $82.3 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended June 30, 2013, was 1.59% (2012: 1.88%).

The increase in net interest income was primarily the result of increasing our investment portfolio. The decrease in net interest rate margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.

Our net interest income totaled $189.1 million (2012: $169.0 million) for the six months ended June 30, 2013. Our net interest rate margin was 1.61% (2012: 1.97%) for the six months ended June 30, 2013. The increase in net interest income was primarily the result of increasing our investment portfolio while the decrease in our net interest rate margin was a direct result of our change in asset mix between Agency RMBS, non-Agency RMBS and CMBS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.

The increase in net interest income for 2013 versus 2012 was primarily the result of increasing our investment portfolio with the net proceeds from our preferred stock offering in the second half of 2012 and our common stock offering and Note offering during the first quarter of 2013. The decrease in net interest rate margin was primarily due to a lower average earning asset yield.

Provision for Loan Losses

We evaluated our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a loan loss reserve of $663,000 for the three and six months ended June 30, 2013.

Gain on Sale of Investments

As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. We sold securities and recognized net gain of approximately $5.7 million for the three months ended June 30, 2013 (2012: $6.1 million).

As a result of our change in market assumptions, we sold securities and recognized net gain of $12.4 million (2012: $12.1 million) for the six months ended June 30, 2013.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures

For the three months ended June 30, 2013, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $561,000 (2012: $357,000), and approximately $1.3 million (2012: $1.1 million gain), respectively. The increase in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold.

For the six months ended June 30, 2013, we recognized equity in earnings of approximately $906,000 (2012: $709,000), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $1.5 million (2012: $1.2 million gain). The increase in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold.

In 2011 we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended June 30, 2013, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $197,000 (2012: $362,000) and $84,000 (2012: $155,000), respectively.

For the six months ended June 30, 2013, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $92,000 (2012: $716,000) and $1.3 million (2012: $307,000), respectively.

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

For the three months ended June 30, 2013, our realized and unrealized gain (loss) on interest rate swaps and swaptions consists of approximately $294,000 gain (2012: $3,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps, $25.9 million of unrealized gain (2012: $1.5 million of unrealized losses) which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings and $27.2 million of net realized gain (2012: $0) on sold swaptions contracts.

For the six months ended June 30, 2013, our realized and unrealized gain (loss) on interest rate swaps and swaptions consists of approximately $293,000 gain (2012: $513,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps, $23.9 million of unrealized gain (2012: $1.5 million of unrealized losses) which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings and $27.2 million of net realized gain (2012: $0) on sold swaptions contracts.

In 2010 we entered into a credit default swap (“CDS”) contract. For the three months ended June 30, 2013, we recognized income of $180,000 (2012: $690,000) on our investment in the CDS of which $345,000 (2012: $69,000) is an unrealized loss based on change in the fair market value of the CDS and $525,000 (2012: $759,000) represents premium payments we receive for providing protection. The change in income was primarily due to the decline in the notional amount of the CDS.

For the six months ended June 30, 2013, we recognized income of $531,000 (2012: $1.3 million) on our investment in a CDS of which $568,000 (2012: $238,000) is an unrealized loss based on change in the fair market value of the CDS and $1.1 million (2012: $1.6 million) represents premium payments we receive for providing protection.

Expenses

For the three months ended June 30, 2013, we incurred management fees of $10.8 million (2012: $8.7 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013. See Note 12 – “Related Party Transactions” for a discussion of the management fee and our relationship with our Manager.

We incurred management fees of $21.2 million (2012: $17.3 million) for the six months ended June 30, 2013, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013.

For the three months ended June 30, 2013, our general and administrative expense of approximately $3.0 million (2012: $1.0 million) include operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is primarily attributed to one time acquisition costs of three consolidated VIEs during the three months.

Our general and administrative expenses were $4.6 million (2012: $2.2 million) for the six months ended June 30, 2013. The increase in general and administrative costs is primarily attributed to one time acquisition costs of four consolidated VIEs during the six months.

Net Income after Preferred Dividends and Return on Average Equity

For the three months ended June 30, 2013, our net income after preferred dividends was $140.3 million (2012: $79.8 million) and our annualized return on average equity was 20.23% (2012: 14.70%). The change in net income after preferred dividends and return on average equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and our Note offering and the changes in our portfolio composition in 2013 and 2012. The increase in return on average equity was the result of realized and unrealized gains on interest rate swaptions offset by a lower asset yields on the portfolio as a result of the interest rate environment.

Our net income after preferred dividends was $225.3 million (2012: $163.9 million) for the six months ended June 30, 2013. Our annualized return on average equity was 16.42% (2012: 15.41%) for the six months ended June 30, 2013. The change in net income after preferred dividends and return on average equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and our Note offering and the changes in our portfolio composition in 2013 and 2012. The increase in return on average equity was the result of realized and unrealized gains on interest rate swaptions offset by lower asset yields on the portfolio as a result of the interest rate environment.

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

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheet is significantly less important than our potential liquidity available under borrowing arrangements. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.

We held cash and cash equivalents of $169.8 million (2012: $168.6 million) at June 30, 2013. Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.

Our operating activities provided net cash of approximately $259.5 million (2012: $203.7 million) for the six month period ended June 30, 2013. The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $20.8 billion in investments at June 30, 2013 as compared to $15.3 billion at June 30, 2012.

Our investing activities used net cash of $4.7 billion (2012: $1.4 billion) for the six month period ended June 30, 2013. During the six month period ended June 30, 2013, we utilized cash to purchase $6.1 billion (2012: $3.6 billion) in securities and $1.6 billion (2012: $0) in residential loans which were offset by proceeds from asset sales of $1.4 billion (2012: $1.1 billion) and principal payments on securities of $1.6 billion (2012: $1.1 billion) and principal repayments on residential loans of $8.6 million (2012: $0). In addition, we originated a commercial loan of $9.1 million. The increase in principal payments resulted from the larger portfolio at June 30, 2013 as compared to June 30, 2012.

Our financing activities for the six months ended June 30, 2013 consisted of net proceeds from our common stock offering and our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $396.5 million (2012: $34,000) in equity, net proceeds from our repurchase agreements of $2.2 billion (2012: $1.3 billion), net proceeds from the issuance of our exchangeable senior notes of $384.4 million (2012: $0), and net proceeds from our issuance of asset-backed securities of $1.4 billion (2012: $0) offset by principal repayments of asset-backed securities of $8.4 million (2012: $0).

The table below shows the allocation of our equity and debt-to-equity ratio as of June 30, 2013. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in millions	Agency	Non-Agency	CMBS	Residential Loans	Commercial Loans	Unconsolidated Ventures	Corporate Liability	Total
Repurchase agreements	12,901	2,955	2,023	—	—	—	—	17,879
Asset-backed securities	—	—	—	1,432	—	—	—	1,432
Exchangeable notes	—	—	—	—	—	—	400	400
Equity allocation	1,350	943	515	125	9	36	(394)	2,584
Debt / Equity Ratio	9.6	3.1	3.9	11.5	—	—	(1.0)	7.6
% of Total Equity	52.3%	36.5%	19.9%	4.8%	0.3%	1.4%	(15.2)%	100.0%

As of June 30, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.56% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 17.18% and under our repurchase agreements for CMBS was approximately 18.26%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 8% to a high of 50% and for CMBS range from a low of 10% to a high of 25%. Our hedged cost of funds was approximately 1.62% and 1.70% as of June 30, 2013 and December 31, 2012, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.

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

In 2011 we implemented the DRSPP, pursuant to which we registered and reserved for issuance 10,000,000 shares of our common stock. On April 2, 2013, we registered and reserved for issuance 15,000,000 shares of our common stock pursuant to the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the six months ended June 30, 2013, we issued 1,761,054 shares of common stock at an average price of $21.34 under the DRSPP with total proceeds of approximately $37.4 million, of which, 1,752,503 shares of common stock were issued at an average offering price of $21.35 (2012: 0 shares) under the waiver feature of the DRSPP.

In 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of June 30, 2013, we have not repurchased any shares under this program.

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

Contractual Obligations

We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” for details of our reimbursements to our Manager.

Contractual Commitments

As of June 30, 2013, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	17,878,893	17,878,893	—	—	—
Invesco IMRF Fund and AIV Fund	16,736	16,736	—	—	—
Commercial loans	32,409	—	32,409	—	—
Exchangeable senior notes	400,000	—	—	400,000	—

Total contractual obligations	18,328,038	17,895,629	32,409	400,000	—

Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (1)	1,412,316	249,203	383,920	267,784	511,409
Anticipated interest payments on ABS (2)	752,304	42,156	81,959	78,615	549,574

Total obligations of entities consolidated for financial reporting Purposes	2,164,620	291,359	465,879	346,399	1,060,983

Total consolidated obligations and commitments	20,492,658	18,186,988	498,288	746,399	1,060,983

(1)	All consolidated ABS issued by VIEs are collateralized by residential mortgage loans. The ABS obligations will pay down as the principal balances of these residential mortgage loans pay down. The amount, shown are estimated principal repayments adjusted for projected prepayments and losses.

(2)	The anticipated interest payments on consolidated ABS issued by VIEs are calculated based on estimated principal balances adjusted for projected prepayments and losses.

As of June 30, 2013, we have approximately $18.3 million in contractual interest payments related to our repurchase agreements and $101.6 million in anticipated interest payments related to our exchangeable senior notes.

Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. As of June 30, 2013 and 2012, approximately $83.3 million and $82.9 million of the commitment has been called, respectively.

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

Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying

RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. The remaining notional amount of the CDS at June 30, 2013 is $64.5 million (2012: $94.9 million), and we estimated the fair market value of the CDS to be approximately $950,000 (2012: $1.1 million) at June 30, 2013. As of June 30, 2013, we have not made any payments related to the CDS contract.

Shareholders’ Equity

On January 28, 2013, we completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and estimated offering costs

During the six months ended June 30, 2013, we issued 1,761,054 shares of common stock at an average price of $21.34 under the DRSPP with total proceeds of approximately $37.4 million, of which, 1,752,503 shares of common stock were issued at an average offering price of $21.35 (2012: 0 shares) under the waiver feature of the DRSPP.

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

For the three months ended June 30, 2013, net unrealized loss included in shareholders’ equity was $398.9 million (2012: $6.0 million).

For the six months ended June 30, 2013, net unrealized loss included in shareholders’equity was $450.7 million ($2012: $220.2 million gain).

The increase in net unrealized loss is primarily attributable to changes in the market values of our RMBS portfolio and our cash flow hedges that qualify for hedge accounting. Refer to Note 4 – “Mortgage-Backed Securities” and Note 9 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation

The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended June 30, 2013, we recognized compensation expense of approximately $38,000 (2012: $38,000) and issued 1,839 shares (2012: 2,055 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the six months ended June 30, 2013, we recognized compensation expense of approximately $75,000 (2012: $75,000) and issued 3,609 shares (2012: 4,263 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

During March 2013, the Company issued 16,835 restricted stock units to non-executive employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to employees of the Manager is recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in fair value at the date of grant and date the award was earned.

During the six month period ending June 30, 2013, the Company issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,777 restricted stock units that vested under the Incentive Plan and 509 restricted stock units were forfeited.

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

Other Matters

We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended June 30, 2013. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2013. Consequently, we believe we met the REIT income and asset test as of June 30, 2013. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of June 30, 2013. Therefore, as of June 30, 2013, we believe that we qualified as a REIT under the Code.

At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2013, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	6.28%	(1.45)%
+0.50%	15.51%	(0.79)%
-0.50%	(19.27)%	0.45%
-1.00%	(51.35)%	0.73%

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013, and our quarterly report on Form 10-Q for the period ended March 31, 2013, as filed with the SEC on May 8, 2013. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.

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

INVESCO MORTGAGE CAPITAL INC.

August 8, 2013	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 8, 2013	By:	/s/ Donald R. Ramon
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