Form 10-Q
period 2013-09-30
Invesco Mortgage Capital Inc.
filed 2013-10-31
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-34385
_______________________________________________
 INVESCO MORTGAGE CAPITAL INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Maryland	26-2749336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of Principal Executive Offices)	(Zip Code)
(404) 892-0896
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2013, there were 135,225,647 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands, except per share amounts	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	18,811,679	18,470,563
Residential loans, held-for-investment, net of loan loss reserve	1,532,389	—
Commercial loans, held-for-investment, net of loan loss reserve	17,388	—
Cash and cash equivalents	199,095	286,474
Due from counterparties	8,119	—
Investment related receivable	8,912	41,429
Investments in unconsolidated ventures, at fair value	42,276	35,301
Accrued interest receivable	71,198	62,977
Derivative assets, at fair value	188,509	6,469
Deferred securitization and financing costs	14,033	—
Other investments	10,000	10,000
Other assets	1,883	1,547
Total assets (1)	20,905,481	18,914,760
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	15,897,612	15,720,460
Asset-backed securities issued	1,411,897	—
Exchangeable senior notes	400,000	—
Derivative liability, at fair value	316,670	436,440
Dividends and distributions payable	71,037	79,165
Investment related payable	201,203	63,715
Accrued interest payable	19,554	15,275
Collateral held payable	21,045	—
Accounts payable and accrued expenses	3,885	877
Due to affiliate	11,457	9,308
Total liabilities (1)	18,354,360	16,325,240
Equity:
Preferred Stock: par value $0.01 per share, 50,000,000 shares authorized; 7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	135,356	135,362
Common Stock: par value $0.01 per share, 450,000,000 shares authorized; 135,224,162 and 116,195,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,352	1,162
Additional paid in capital	2,712,790	2,316,290
Accumulated other comprehensive income (loss)	(315,469)	86,436
Retained earnings (distributions in excess of earnings)	(9,912)	18,848
Total shareholders’ equity	2,524,117	2,558,098
Non-controlling interest	27,004	31,422
Total equity	2,551,121	2,589,520
Total liabilities and equity	20,905,481	18,914,760

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of Invesco Mortgage Capital Inc.). At September 30, 2013 and December 31, 2012, total assets of the consolidated VIEs were $1,540,150 and $0, respectively, and total liabilities of the consolidated VIEs were $1,415,784 and $0, respectively. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2013	2012	2013	2012
Interest Income
Mortgage-backed securities	157,539	140,477	486,619	421,442
Residential loans	13,417	—	20,443	—
Commercial loans	372	—	432	—
Total interest income	171,328	140,477	507,494	421,442
Interest Expense
Repurchase agreements	73,695	60,327	208,487	172,312
Exchangeable senior note	5,621	—	12,403	—
Asset-backed securities issued	10,266	—	15,722	—
Total interest expense	89,582	60,327	236,612	172,312
Net interest income	81,746	80,150	270,882	249,130
Provision for loan losses	87	—	751	—
Net interest income after provision for loan losses	81,659	80,150	270,131	249,130
Other Income (loss)
Gain (loss) on sale of investments, net	(69,323)	12,836	(56,919)	24,978
Equity in earnings and fair value change in unconsolidated ventures	1,422	3,262	5,169	6,231
Realized and unrealized gain (loss) on interest rate derivative instruments	(6,887)	(808)	44,424	(2,851)
Realized and unrealized credit default swap income	297	1,348	828	2,694
Total other income (loss)	(74,491)	16,638	(6,498)	31,052
Expenses
Management fee – related party	10,945	9,053	32,106	26,372
General and administrative	2,259	959	6,845	3,132
Total expenses	13,204	10,012	38,951	29,504
Net income (loss)	(6,036)	86,776	224,682	250,678
Net income (loss) attributable to non-controlling interest	(63)	1,026	2,392	3,025
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(5,973)	85,750	222,290	247,653
Dividends to preferred shareholders	2,713	2,682	8,138	2,682
Net income (loss) attributable to common shareholders	(8,686)	83,068	214,152	244,971
Earnings (loss) per share:
Net income (loss) attributable to common shareholders
Basic	(0.06)	0.72	1.61	2.12
Diluted	(0.06)	0.72	1.56	2.12
Dividends declared per common share	0.50	0.65	1.80	1.95
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2013	2012	2013	2012
Net income (loss)	(6,036)	86,776	224,682	250,678
Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	(10,724)	322,647	(846,292)	603,710
Reclassification adjustments for (gain) loss included in gain (loss) on sale of investments	85,754	(5,824)	140,195	(17,401)
Unrealized gain (loss) on mortgage-backed securities, net	75,030	316,823	(706,097)	586,309
Unrealized gain (loss) on derivatives
Change in fair value	(74,098)	(60,716)	183,391	(181,280)
Reclassification adjustments for loss included in unrealized gain (loss) on interest rate derivative instruments	43,583	35,763	116,553	107,051
Unrealized gain (loss) on derivatives, net	(30,515)	(24,953)	299,944	(74,229)
Total Other comprehensive income (loss)	44,515	291,870	(406,153)	512,080
Comprehensive income (loss)	38,479	378,646	(181,471)	762,758
Less: Comprehensive income (loss) attributable to non-controlling interest	(402)	(4,585)	1,856	(9,271)
Less: Dividends to preferred shareholders	(2,713)	(2,682)	(8,138)	(2,682)
Comprehensive income (loss) attributable to common shareholders	35,364	371,379	(187,753)	750,805
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2013
(Unaudited)

			Attributable to Common Shareholders
					Additional Paid in	Accumulated Other Comprehensive	Retained Earnings (Distributions in excess of	Total Shareholders’	Non- Controlling

$ in thousands, except per share amounts	Preferred Stock		Common Stock							Total
	Shares	Amount	Shares	Amount	Capital	Income (loss)	earnings)	Equity	Interest	Equity
Balance at January 1, 2013	5,600,000	135,362	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520
Net income	—	—	—	—	—	—	222,290	222,290	2,392	224,682
Other comprehensive loss	—	—	—	—	—	(401,905)	—	(401,905)	(4,248)	(406,153)
Proceeds from issuance of common stock, net of offering costs	—	—	19,015,269	190	396,227	—	—	396,417	—	396,417
(Cost) proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	(6)	—	(6)
Stock awards	—	—	13,393	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(242,912)	(242,912)	—	(242,912)
Common unit dividends	—	—	—	—	—	—	—	—	(2,565)	(2,565)
Preferred stock dividends	—	—	—	—	—	—	(8,138)	(8,138)	—	(8,138)
Amortization of equity-based compensation	—	—	—	—	273	—	—	273	3	276
Balance at September 30, 2013	5,600,000	135,356	135,224,162	1,352	2,712,790	(315,469)	(9,912)	2,524,117	27,004	2,551,121
The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2013	2012
Cash Flows from Operating Activities
Net income	224,682	250,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	145,112	94,722
Amortization of residential loan and asset-backed securities premiums	117	—
Amortization of commercial loan origination fees	(21)	—
Origination fee received	145	—
Provision for loan losses	751	—
Unrealized loss on interest rate derivative instruments	21,810	2,851
Unrealized (gain) loss on credit default swap	743	(406)
(Gain) loss on sale of mortgage-backed securities	56,919	(24,978)
Gain on termination of interest rate swaptions	(66,234)	—
Equity in earnings and fair value change in unconsolidated ventures	(5,169)	(6,231)
Amortization of equity-based compensation	276	257
Amortization of deferred securitization and financing costs	1,647	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(8,538)	(7,592)
Increase in other assets	(391)	(165)
Increase (decrease) in accrued interest payable	4,279	(568)
Increase in due to affiliate	2,149	428
Increase in accounts payable and accrued expenses	3,061	64
Net cash provided by operating activities	381,338	309,060
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(6,923,130)	(6,354,428)
(Contributions) distributions from investment in unconsolidated ventures, net	(1,806)	19,370
Principal payments from mortgage-backed securities	2,309,117	1,827,398
Proceeds from sale of mortgage-backed securities	3,507,011	1,605,902
Payment of premiums for interest rate derivative instruments	(72,723)	(2,140)
Proceeds from termination of interest rate swaptions	114,538	—
Purchase of residential loans	(1,562,818)	—
Principal payments from residential loans	28,464	—
Origination of commercial loans, net of origination fees	(17,195)	—
Net cash used in investing activities	(2,618,542)	(2,903,898)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	396,417	103
(Cost) proceeds (of) from issuance of preferred stock	(6)	135,535
Due from counterparties	(8,182)	57,172
Collateral held payable	21,045	—
Proceeds from repurchase agreements	140,364,041	111,725,441
Principal repayments of repurchase agreements	(140,159,048)	(109,101,978)
Proceeds from issuance of exchangeable senior notes	400,000	—
Proceeds from issuance of asset-backed securities	1,440,755	—
Principal repayments of asset-backed securities	(27,778)	—
Payments of deferred costs	(15,676)	—
Payments of dividends and distributions	(261,743)	(227,811)
Net cash provided by financing activities	2,149,825	2,588,462
Net change in cash	(87,379)	(6,376)
Cash, beginning of period	286,474	197,224
Cash and cash equivalents, end of period	199,095	190,848
Supplement Disclosure of Cash Flow Information
Interest paid	231,782	172,879
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and derivatives	(406,153)	512,080
Net change in unconsolidated ventures	—	—
Net change in due from counterparties	63	3,851
Dividends and distributions declared not paid	71,037	78,628
(Receivable) / payable for mortgage-backed securities sold / purchased, net	150,733	(672,589)
Repurchase agreements, not settled	(27,842)	—
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
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2013, the Company owned 99% of the Operating Partnership, and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.0%.
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

Note 2 – Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs in which the Company is deemed the primary beneficiary. The underlying loans owned by the VIEs are shown under residential loans on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by the VIEs are shown under asset-backed securities issued. In our consolidated statements of operations, we record interest income on the residential loans owned by the VIEs and interest expense on the ABS issued by the VIEs. All intercompany balances and transactions have been eliminated.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2013, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring its counterparties.
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
If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its consolidated balance sheets, and the corresponding interest income and interest expense in its consolidated statements of operations. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS and non-Agency RMBS as a mortgage related receivable from the counterparty on its consolidated balance sheets.

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
To determine fair value of its financial instruments, the Company generally obtains one price per instrument from its primary valuation service. If this service cannot provide a price, the Company will seek a value from other vendors. The valuation services use various observable inputs which may include a combination of benchmark yields, trades, broker/dealer quotes, issuer spreads, bids, offers and benchmark securities to determine prices.  Both the Company and the pricing vendor continuously monitor market indicators and economic events to determine if any may have an impact on the valuations.
Overrides of prices from pricing vendors are rare in the current market environment and with the assets the Company holds. Examples of instances that would cause an override would be if the Company recently traded the same security or there is an indication of market activity that would cause the vendor price to be unreliable.  In the rare instance where a price is adjusted, the Company has a control process to monitor the reason for such adjustment.
To gain comfort that vendor prices are representative of current market information, the Company compares the transaction prices of security purchases and sales to the valuation levels provided by the vendors. Price differences exceeding pre-defined tolerance levels are identified and investigated and may be challenged. Trends are monitored over time and if there are indications that the valuations are not comparable to market activity, the vendors are asked to provide detailed information regarding their methodology and inputs. Transparency tools are also available from the vendors which help clients observe data points and/or market inputs used for pricing securities.
In addition, the Company performs due diligence procedures on all vendors on at least an annual basis. A questionnaire is sent to vendors which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each vendor’s office.
As described in Note 11 - “Financial Instruments,” the Company evaluates the source used to provide the market price for each security and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security.
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
For assets representing available-for-sale investment securities, any change in fair value is reported through consolidated other comprehensive income (loss) with the exception of impairment losses, which are recorded in the consolidated statements of operations.
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
All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. When applicable, included with available-for-sale securities are forward purchase commitments on to-be-announced securities (“TBA”). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability as a payable for investments purchased until the settlement date of the transaction. This payable is presented in the “Investment related payable” line item on the consolidated balance sheets.
The Company considers its portfolio of Agency RMBS to be of high credit quality under the accounting guidance. For non-Agency RMBS and CMBS, the Company does not rely on ratings from third party agencies to determine the credit quality of the investment. To determine expected future losses, the Company uses internal models that analyze the individual loans underlying each security and evaluates factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows and an expected yield. The Company places reliance on this internal model in determining credit quality and the corresponding accounting treatment.
While non-Agency RMBS and CMBS with expected future losses are generally purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. The Company therefore considers each security for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation.
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
Residential Loans Held-For-Investment
Loans held-for-investment include securitized residential mortgage loans held by VIEs in which the Company has determined it is the primary beneficiary and which are included in the Company's Consolidated Balance Sheets, and are carried at unpaid principal balance net of any allowance for loan losses. The Company expects that it will be required to continue to consolidate the VIEs in which such loans are held and generally does not have the authority to sell the residential loans held in the VIEs.
Commercial Loans Held-For-Investment
Commercial loans held-for-investment include mezzanine loans owned by the Company carried at cost, net of any allowance for loan losses. An allowance for loan losses will be recognized only if past and current events indicate it is probable that all amounts due will not be collected according to the terms of the loan agreement.
Interest Income Recognition
Securities
Interest income on available-for-sale MBS, which includes accretion of discounts and amortization of premiums on such MBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities in the consolidated statements of operations.

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
Commercial loans
Interest is recognized as revenue when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement with the related originating fees, net of origination cost, being amortized into interest income using the effective interest method over the life of the loan. Interest received subsequent to a loan becoming past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Allowance for Loan Losses
Residential Loans — Allowance for Loan Losses
For residential loans classified as held-for-investment, an allowance for loan losses is established based on the Company's estimate of credit losses. In calculating the allowance for loan losses, the Company assesses expected losses by estimating the probability of default and expected loss severities on the loans. Reviews are performed at least quarterly. The following factors are considered in evaluating the allowance for loan losses:

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
The Company's methodology for assessing the adequacy of the allowance for loan losses begins with a formal review of each commercial loan in the portfolio to determine whether the loan is impaired. Reviews are performed at least quarterly. We consider the following factors in evaluating each loan:

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
Where an individual commercial loan is deemed to be impaired, the Company records an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to provision for loan losses on our consolidated statements of operations.
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
Earnings (Loss) per Share
The Company calculates basic earnings (loss) per share by dividing net income attributable to common shareholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), exchangeable debt, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.
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
Share-based compensation arrangements include share options, restricted share awards, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant, for awards to the Company’s independent directors. Compensation related to stock awards to officers and employees of the Manager and its affiliates is recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award is earned.
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
Recent Accounting Pronouncements Not Yet Adopted
None

Note 3 – Variable Interest Entities
During the nine months ended September 30, 2013, the Company purchased through its indirect subsidiary an interest in four securitization trusts (none during the quarter ended September 30, 2013) which the Company determined it is the primary beneficiary. The trusts initially held pools of 1,926 fixed rate residential mortgage loans having an initial aggregate principal balance of $1.5 billion and issued a series of ABS having an aggregate original principal amount of $1.5 billion payable from the cash flows generated by the pools of residential mortgage loans. $1.4 billion of ABS was sold to unaffiliated third parties and the balance was purchased by the Company. The Company's interests in the trusts consist of classes of such ABS having an aggregate original principal balance of $112.3 million, which are either subordinate in payment priority, pay interest only, or are payable from certain designated cash flows from the loans. The Company subsequently sold $5.8 million of the original principal balance to a third party.
In determining if a securitized trust should be consolidated, the Company evaluated whether it was a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company concluded that its interest in the securitized trusts purchased during the nine months ended September 30, 2013 were VIEs because such interests included the power to direct the activities that most significantly impact the economic performance of the VIEs and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIEs. Accordingly, for financial statement reporting purposes, the Company consolidated the underlying assets and liabilities of the securitization trusts at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitizations are non-recourse financing of the residential mortgage loans held-for-investment. The senior securities issued by the securitization trusts and not purchased by the Company, which were sold to unaffiliated third parties, are presented in the consolidated balance sheets as “Asset-backed securities issued.”
The Company is not contractually required and has not provided any additional financial support to the VIEs for the period ended September 30, 2013. The following table presents a summary of the assets and liabilities of the VIEs. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousand	September 30, 2013	December 31, 2012
Residential loans, held-for-investment	1,532,389	—
Accrued interest receivable	4,696	—
Deferred costs	3,065	—
Total assets	1,540,150	—
Accrued interest and accrued expenses payable	3,887	—
Asset-backed securities issued	1,411,897	—
Total liabilities	1,415,784	—

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

The following tables present certain information about the Company’s investment portfolio as of September 30, 2013 and December 31, 2012.
September 30, 2013

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,722,520	89,091	1,811,611	28,193	1,839,804	4.02%	2.24%	2.35%
30 year fixed-rate	8,689,193	579,210	9,268,403	(246,644)	9,021,759	3.95%	2.64%	2.84%
ARM	197,033	(468)	196,565	1,335	197,900	2.73%	2.55%	2.41%
Hybrid ARM	977,583	(3,512)	974,071	3,236	977,307	2.56%	2.39%	2.19%
Total Agency pass-through	11,586,329	664,321	12,250,650	(213,880)	12,036,770	3.82%	2.56%	2.73%
Agency-CMO(4)	1,491,381	(1,004,321)	487,060	(4,416)	482,644	2.80%	3.16%	2.31%
Non-Agency RMBS(5)	4,344,281	(646,859)	3,697,422	11,589	3,709,011	3.67%	3.76%	4.63%
CMBS(6)	4,585,928	(2,027,009)	2,558,919	24,335	2,583,254	3.50%	4.68%	4.60%
Total	22,007,919	(3,013,868)	18,994,051	(182,372)	18,811,679	3.66%	3.10%	3.34%

(1)	Net weighted average coupon (“WAC”) as of September 30, 2013 is presented net of servicing and other fees.

(2)	Average yield is based on amortized costs as of September 30, 2013 and incorporates future prepayment and loss assumptions.

(3)	Average yield is based on average amortized costs for the three months ended September 30, 2013 and incorporates future prepayment and loss assumptions.

(4)	Included in the Agency-CMO are interest-only securities which represent 16.4% of the balance based on fair value.

(5)	The non-Agency RMBS held by the Company is 61.0% variable rate, 34.3% fixed rate, and 4.7% floating rate based on fair value.

(6)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 8.0% and 1.8% of the balance based on fair value, respectively.
December 31, 2012

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,964,999	102,058	2,067,057	63,839	2,130,896	4.09%	2.37%	2.37%
30 year fixed-rate	9,168,196	601,592	9,769,788	238,949	10,008,737	4.21%	2.89%	2.88%
ARM	109,937	3,464	113,401	2,365	115,766	3.15%	2.06%	2.02%
Hybrid ARM	556,790	13,493	570,283	16,885	587,168	3.19%	2.18%	2.22%
Total Agency pass-through	11,799,922	720,607	12,520,529	322,038	12,842,567	4.13%	2.77%	2.75%
Agency-CMO(4)	1,322,043	(819,530)	502,513	1,926	504,439	2.89%	2.35%	1.51%
Non-Agency RMBS(5)	3,339,683	(308,885)	3,030,798	48,238	3,079,036	4.20%	4.61%	4.80%
CMBS(6)	1,868,928	24,070	1,892,998	151,523	2,044,521	5.27%	4.96%	4.82%
Total	18,330,576	(383,738)	17,946,838	523,725	18,470,563	4.17%	3.30%	3.27%

(1)	Net WAC as of December 31, 2012 is presented net of servicing and other fees.

(2)	Average yield based on amortized cost as of December 31, 2012 incorporates future prepayment and loss assumptions.

(3)	Average yield based on average amortized cost for the three months ended December 31, 2012 incorporates future prepayment and loss assumptions.

(4)	Included in Agency-CMO are interest-only securities which represent 14.1% of the balance based on fair value.

(5)	The non-Agency RMBS held by the Company is 79.2% variable rate, 15.5% fixed rate, and 5.3% floating rate based on fair value.

(6)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 0% and 1.1% of the balance based on fair value, respectively.
The following table summarizes our non-Agency RMBS portfolio by asset type as of September 30, 2013 and December 31, 2012, respectively:

$ in thousands	September 30, 2013	% of Non-Agency	December 31, 2012	% of Non-Agency
Re-REMIC Senior	1,475,475	39.8%	1,844,209	59.9%
Prime	1,383,923	37.3%	754,161	24.5%
Alt-A	822,815	22.2%	468,181	15.2%
Subprime	26,798	0.7%	12,485	0.4%
Total Non-Agency	3,709,011	100.0%	3,079,036	100.0%
The following table summarizes certain characteristics of our senior Re-REMIC holdings as of September 30, 2013 and December 31, 2012:

	Percentage of Re-REMIC holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2013	December 31, 2012
0-10	3.9%	2.1%
10-20	3.5%	3.2%
20-30	14.2%	15.0%
30-40	25.5%	27.0%
40-50	39.5%	40.4%
50-60	8.6%	7.6%
60-70	4.8%	4.7%
Total	100.0%	100.0%

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

The components of the carrying value of the Company’s investment portfolio at September 30, 2013 and December 31, 2012 are presented below:

$ in thousands	September 30, 2013	December 31, 2012
Principal balance	22,007,919	18,330,576
Unamortized premium	758,256	788,716
Unamortized discount	(3,772,124)	(1,172,454)
Gross unrealized gains	284,631	563,093
Gross unrealized losses	(467,003)	(39,368)
Fair value	18,811,679	18,470,563

The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of September 30, 2013 and December 31, 2012:

$ in thousands	September 30, 2013	December 31, 2012
Less than one year	28,125	70,044
Greater than one year and less than five years	5,625,403	13,146,577
Greater than or equal to five years	13,158,151	5,253,942
Total	18,811,679	18,470,563
The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, respectively:
September 30, 2013

	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	155,656	(3,048)	11,583	(319)	167,239	(3,367)
30 year fixed-rate	6,274,314	(308,170)	79,392	(1,300)	6,353,706	(309,470)
ARM	34,431	(449)	—	—	34,431	(449)
Hybrid ARM	381,312	(2,818)	—	—	381,312	(2,818)
Total Agency pass-through	6,845,713	(314,485)	90,975	(1,619)	6,936,688	(316,104)
Agency-CMO	228,820	(11,884)	12,810	(4,263)	241,630	(16,147)
Non-Agency RMBS	1,434,914	(58,969)	379,751	(9,708)	1,814,665	(68,677)
CMBS	1,127,151	(66,075)	—	—	1,127,151	(66,075)
Total	9,636,598	(451,413)	483,536	(15,590)	10,120,134	(467,003)
December 31, 2012

	Less than 12 Months		12 Months or More		Total
$ in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS:
15 year fixed-rate	31,269	(279)	—	—	31,269	(279)
30 year fixed-rate	1,763,113	(6,469)	78,640	(832)	1,841,753	(7,301)
Total Agency pass-through	1,794,382	(6,748)	78,640	(832)	1,873,022	(7,580)
Agency-CMO	31,719	(7,796)	10,770	(2,812)	42,489	(10,608)
Non-Agency RMBS	516,744	(6,005)	490,503	(12,895)	1,007,247	(18,900)
CMBS	187,349	(1,267)	52,813	(1,013)	240,162	(2,280)
Total	2,530,194	(21,816)	632,726	(17,552)	3,162,920	(39,368)
Gross unrealized losses on the Company’s Agency RMBS were $316.1 million at September 30, 2013. Due to the inherent credit quality of Agency RMBS, the Company determined that at September 30, 2013, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $150.9 million at September 30, 2013. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

$ in thousands	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Accumulated other comprehensive income from investment securities:
Unrealized gain on MBS at beginning of period	(257,402)	268,269	523,725	(1,217)
Unrealized gain (loss) on MBS, net	75,030	316,823	(706,097)	586,309
Balance at the end of period	(182,372)	585,092	(182,372)	585,092
During the three months ended September 30, 2013 and 2012, the Company reclassified $85.8 million of net unrealized losses and $5.8 million of net unrealized gains, respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.
During the nine months ended September 30, 2013 and 2012, the Company reclassified $140.2 million of net unrealized losses and $17.4 million of net unrealized gains, respectively from other comprehensive income into gain on sale of investments as a result of the Company selling certain investments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such evaluation. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for three or more consecutive months for other-than-temporary impairment. This analysis includes evaluating the individual loans in each security to determine estimated future cash flows. Individual loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. To the extent a security is deemed impaired, the amount by which the amortized cost exceeds the security's market value would be considered other-than-temporary impairment.
The Company did not have other-than-temporary impairments for the three and nine months ended September 30, 2013 and 2012.
The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2013 and 2012.
For the three months ended September 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	126,685	(40,578)	86,107
Non-Agency	39,479	2,895	42,374
CMBS	39,167	(10,050)	29,117
Other	(59)	—	(59)
Totals	205,272	(47,733)	157,539

For the nine months ended September 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	412,945	(132,648)	280,297
Non-Agency	117,215	6,038	123,253
CMBS	101,487	(18,502)	82,985
Other	84	—	84
Totals	631,731	(145,112)	486,619
For the three months ended September 30, 2012

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	132,520	(42,479)	90,041
Non-Agency	26,477	4,149	30,626
CMBS	20,330	(477)	19,853
Other	(43)	—	(43)
Totals	179,284	(38,807)	140,477
For the nine months ended September 30, 2012

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	382,226	(109,717)	272,509
Non-Agency	79,903	15,204	95,107
CMBS	54,146	(209)	53,937
Other	(111)	—	(111)
Totals	516,164	(94,722)	421,442

Note 5 – Residential Loans Held-for-Investment
The following table details the carrying value for residential loans held-for-investment at September 30, 2013 and December 31, 2012. These loans are held by the VIEs which the Company consolidates.

$ in thousands	September 30, 2013	December 31, 2012
Principal balance	1,498,726	—
Unamortized premium, net	34,414	—
Recorded investment	1,533,140	—
Allowance for loan losses	(751)	—
Carrying value	1,532,389	—
We consider a number of factors when evaluating the credit risks associated with our residential loans held-for-investment portfolio, including but not limited to year of origination, delinquency status and geographic concentration.

The following table displays certain characteristics of the Company's residential loans held-for-investment at September 30, 2013 by year of origination.

$ in thousands	2013	2012	2011	2010	2009	Total
Portfolio Characteristics:
Number of Loans	1,299	600	—	—	5	1,904
Current Principal Balance	992,778	503,747	—	—	2,201	1,498,726
Net Weighted Average Coupon Rate	3.48%	3.50%	—	—	3.54%	3.49%
Weighted Average Maturity (years)	29.52	29.28	—	—	25.81	29.43
Current Performance:
Current	991,339	502,918	—	—	2,201	1,496,458
30 Day Delinquent	1,439	829	—	—	—	2,268
60 Days Delinquent	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—
Total	992,778	503,747	—	—	2,201	1,498,726
The following table presents the five largest geographic concentrations of the Company’s residential loans at September 30, 2013 based on principal balance outstanding:

State	Percent
California	49.9%
Illinois	5.9%
Massachusetts	5.7%
Virginia	4.3%
Maryland	4.2%
Other states (none greater than 4%)	30.0%
Total	100.0%
The following table presents future minimum annual principal payments under the residential loans held-for-investment at September 30, 2013:

$ in thousands
Scheduled Principal	September 30, 2013
Within one year	27,331
One to three years	57,835
Three to five years	62,340
Greater than or equal to five years	1,351,220
Total	1,498,726
Allowance for Loan Losses on Residential Loans
For residential loans held-for-investment, the Company establishes an allowance for loan losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2013:

$ in thousands	September 30, 2013
Balance at beginning of period	—
Charge-offs, net	—
Provision for loan losses	751
Balance at end of period	751
During the quarter ended September 30, 2013 there were no charge-offs of residential loans.

Note 6 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment includes mezzanine loans originated by the Company. These loans are secured by the borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. As of September 30, 2013, the Company had one outstanding commercial loan which was newly originated and was not delinquent on payment. The loan was not impaired and no allowance for loan loss has been recorded.

Note 7 – Investments in Unconsolidated Ventures
The Company’s non-controlling, unconsolidated ownership interests in the following entities are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investments in all unconsolidated ventures. The fair value measurement for the investments in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.
Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) that received financing under the U.S. government’s Public Private Investment Program (“PPIP”). In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund. In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV”). The Company has a commitment to invest up to $100.0 million in the Invesco IMRF Fund and AIV. As of September 30, 2013, $87.7 million of the Company's commitment has been called, and the Company is committed to fund $12.3 million in additional capital. The Company realized approximately $378,000 (2012: $1.4 million) and $1.3 million (2012: $2.1 million) of equity in earnings for the three and nine months ended September 30, 2013 related to these investments. The Company also had an unrealized gain of $250,000 (2012: $464,000 loss) and an unrealized gain of $1.7 million (2012: $774,000 gain) from these investments for the three and nine months ended September 30, 2013, respectively.
IMRF Loan Portfolio Member LLC
On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”), a limited liability company managed by AIV. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $956,000 (2012: $2.5 million) and $1.0 million (2012: $3.2 million) of equity in earnings for the three and nine months ended September 30, 2013, respectively. The Company also had $163,000 (2012: $191,000) of unrealized depreciation and $1.1 million (2012: $116,000) of unrealized appreciation from these investments for the three and nine months ended September 30, 2013, respectively.

Note 8 – Borrowings
The Company has entered into repurchase agreements and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings as of September 30, 2013 and December 31, 2012:

$ in thousands	September 30, 2013			December 31, 2012
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Agency RMBS	10,958,730	0.37%	18	11,713,565	0.48%	16
Non-Agency RMBS	2,995,413	1.55%	33	2,450,960	1.75%	23
CMBS	1,943,469	1.42%	21	1,555,935	1.51%	18
Exchangeable Senior Notes	400,000	5.00%	1627	—	—%	0
Total	16,297,612	0.83%	60	15,720,460	0.78%	17

Repurchase Agreements
The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at September 30, 2013.
The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2013 and December 31, 2012:

September 30, 2013		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	1,701,184	10.8%	1,999,024
Citigroup Global Markets Inc.	1,260,176	7.9%	1,413,843
Banc of America Securities LLC	1,195,313	7.5%	1,324,343
South Street Securities LLC	1,167,095	7.3%	1,224,850
Wells Fargo Securities, LLC	1,094,712	6.9%	1,263,712
Morgan Stanley & Co. Incorporated	990,095	6.2%	1,080,265
Pierpont Securities LLC	841,971	5.3%	892,038
JP Morgan Securities Inc.	830,199	5.2%	967,291
RBS Securities Inc.	805,749	5.1%	931,688
ING Financial Market LLC	683,975	4.3%	736,322
Nomura Securities International, Inc.	591,925	3.7%	624,060
HSBC Securities (USA) Inc	519,350	3.3%	537,185
Industrial and Commercial Bank of China Financial Services LLC	511,155	3.2%	540,954
Mitsubishi UFJ Securities (USA), Inc.	489,904	3.1%	522,000
Goldman, Sachs & Co.	482,523	3.0%	516,843
Scotia Capital	452,067	2.8%	476,569
Royal Bank of Canada	437,539	2.8%	489,352
Daiwa Capital Markets America Inc	411,106	2.6%	424,867
Deutsche Bank Securities Inc.	406,303	2.6%	463,227
BNP Paribas Securities Corp.	368,794	2.3%	392,547
KGS-Alpha Capital Markets, L.P.	168,750	1.1%	180,511
Barclays Capital Inc.	163,548	1.0%	174,961
TD Securities	151,918	1.0%	165,137
Cantor Fitzgerald & Co.	70,332	0.4%	74,077
Mizuho Securities USA Inc.	68,179	0.4%	80,734
Guggenheim Liquidity Services, LLC	33,750	0.2%	35,599
Total	15,897,612	100.0%	17,531,999

December 31, 2012		Percent of Total
$ in thousands	Amount	Amount	Company MBS
Repurchase Agreement Counterparties	Outstanding	Outstanding	Held as Collateral
Credit Suisse Securities (USA) LLC	1,600,331	10.2%	1,919,676
Morgan Stanley & Co. Incorporated	1,275,616	8.1%	1,397,846
Nomura Securities International, Inc.	1,240,231	7.9%	1,350,901
Mitsubishi UFJ Securities (USA), Inc.	941,671	6.0%	990,057
Wells Fargo Securities, LLC	941,556	6.0%	1,079,194
HSBC Securities (USA) Inc	883,726	5.6%	918,551
South Street Securities LLC	819,524	5.2%	871,963
CitiGroup Global Markets Inc.	780,020	5.0%	882,517

Banc of America Securities LLC	728,609	4.6%	838,216
Scotia Capital	708,750	4.5%	744,692
Industrial and Commercial Bank of China Financial Services LLC	634,928	4.0%	690,783
Deutsche Bank Securities Inc.	587,919	3.7%	666,472
ING Financial Market LLC	573,116	3.6%	622,944
JP Morgan Securities Inc.	561,426	3.6%	697,602
Royal Bank of Canada	560,828	3.6%	641,079
BNP Paribas Securities Corp.	488,375	3.1%	516,770
Goldman, Sachs & Co.	468,806	3.0%	509,660
Daiwa Capital Markets America Inc	456,098	2.9%	479,354
Pierpont Securities LLC	437,095	2.8%	463,466
Barclays Capital Inc.	350,688	2.3%	372,708
RBS Securities Inc.	348,741	2.2%	427,183
Mizuho Securities USA Inc.	101,962	0.6%	122,836
Cantor Fitzgerald & Co.	80,466	0.5%	86,961
KGS-Alpha Capital Markets, L.P.	79,052	0.5%	86,241
Guggenheim Liquidity Services, LLC	43,245	0.3%	45,437
TD Securities	27,681	0.2%	33,129
Total	15,720,460	100.0%	17,456,238
Company MBS held by counterparties as security for repurchase agreements was $17.5 billion and $17.5 billion at September 30, 2013 and December 31, 2012, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 110% and 111% respectively.
No cash collateral was held by the counterparties at September 30, 2013 and December 31, 2012.
Asset-Backed Securities Issued
During the nine months ended September 30, 2013, the Company purchased controlling interests in four securitization trusts (none during the quarter ended September 30, 2013) which it determined to be VIEs. The securitization trusts securitized residential mortgage loans with an aggregate principal balance of $1.5 billion, and issued $1.5 billion aggregate principal amount of ABS, of which $1.4 billion were sold to unaffiliated third parties and the balance was purchased by the Company. The Company subsequently sold $5.8 million of the original principal balance to a third party. As a result, the ABS issued by the securitization trusts is recorded as a non-recourse liability in the Company’s consolidated balance sheets. During the nine months ended September 30, 2013, ABS held by unaffiliated third parties was paid down by $27.8 million.

The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS issued, along with other relevant information, at September 30, 2013.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	1,392,952	1,498,726
Interest-only securities	11,412	—
Unamortized premium	10,354	34,414
Unamortized discount	(2,821)	—
Loan loss reserve	—	(751)
Carrying value	1,411,897	1,532,389
Range of weighted average interest rates	2.8% - 3.3%
Number of series	4
The following table presents the estimated principal repayment schedule of the VIE’s ABS at September 30, 2013, based on estimated cash flows of the residential mortgage loans, as adjusted for projected losses on such loans.

$ in thousands
Estimated principal repayment	September 30, 2013
Within One Year	172,695
One to Three Years	290,454
Three to Five Years	227,926
Greater Than or Equal to Five Years	701,877
Total	1,392,952
The maturity of the VIEs' ABS is dependent upon cash flows received from the underlying residential mortgage loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary. See Note 5 “Residential Loans Held-for-Investment” for a more detailed discussion of the residential loans collateralizing the VIEs' ABS.
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. The total net proceeds to the Company after deducting financing expenses was $387.9 million.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933. Pursuant to the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes is approximately $889,000 as of September 30, 2013.

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
The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as a realized loss in the statement of operations.
The Company's only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. The remaining notional amount of the CDS at September 30, 2013 was $57.5 million ($79.8 million at December 31, 2012), and we estimated the fair market value of the CDS to be approximately $776,000 at September 30, 2013 ($1.5 million at December 31, 2012). As of September 30, 2013, the Company has not made any payments related to the CDS contract.
At September 30, 2013 and December 31, 2012, the open CDS sold by the Company is summarized as follows:

$ in thousand	September 30, 2013	December 31, 2012
Fair value amount	776	1,519
Notional amount	57,450	79,806
Maximum potential amount of future undiscounted payments	57,450	79,806
Recourse provisions with third parties	—	—
Collateral held by counterparty	8,933	12,371
Cash Flow Hedges of Interest Rate Risk
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s Consolidated Statements of Operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company sold swaptions during the three and nine months ended September 30, 2013, realizing a net gain of $39.0 million and $66.2 million, respectively. For the three and nine months ended September 30, 2013, the Company had $42.9 million and $19.0 million of unrealized loss, respectively, which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings.

As of September 30, 2013, the company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	25,030	6,684	3.10	1,300,000	3.32%	3M Libor	10.00
Payer	> 6 Months	8,200	3,651	7.58	400,000	3.76%	3M Libor	10.00
		33,230	10,335	4.15	1,700,000	3.42%		10.00

The following table presents information with respect to our derivative instruments:

$ in thousands	Notional Amount as of January 1, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2013	Amount of Realized Gain, net on Interest Rate Derivative Instruments
Swaption Contracts	850,000	4,450,000	(3,600,000)	1,700,000	66,234
Interest Rate Swap	8,000,000	5,100,000	(300,000)	12,800,000	—
U.S. Treasury Futures Contracts	—	100,000	—	100,000	—
Total	8,850,000	9,650,000	(3,900,000)	14,600,000	66,234
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
During the three months ended September 30, 2013, the Company recorded $298,000 of unrealized swap gains (2012: $319,000 of unrealized swap losses) in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.
During the nine months ended September 30, 2013, the Company recorded $591,000 of unrealized swap gains (2012: $832,000 of unrealized swap losses) in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $197.6 million will be reclassified as an increase to interest expense.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 123 months.

As of September 30, 2013, the Company had the following interest rate derivatives outstanding, which were designated as cash flow hedges of interest rate risk:

$ in thousands Counterparty			Notional	Maturity Date	Fixed Interest Rate in Contract
SunTrust Bank			100,000	7/15/2014	2.79%
Deutsche Bank AG			200,000	1/15/2015	1.08%
Deutsche Bank AG			250,000	2/15/2015	1.14%
Credit Suisse International			100,000	2/24/2015	3.26%
Credit Suisse International			100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.			100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.			50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, LLC			300,000	1/24/2016	2.12%
The Bank of New York Mellon			300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC			300,000	4/5/2016	2.48%
Citibank, N.A.			300,000	4/15/2016	1.67%
Credit Suisse International			500,000	4/15/2016	2.27%
The Bank of New York Mellon			500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.			500,000	5/16/2016	2.31%
Goldman Sachs Bank USA			500,000	5/24/2016	2.34%
Goldman Sachs Bank USA			250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.			250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.			500,000	6/24/2016	2.51%
Citibank, N.A.			500,000	10/15/2016	1.93%
Deutsche Bank AG			150,000	2/5/2018	2.90%
ING Capital Markets LLC			350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC			100,000	4/5/2018	3.10%
ING Capital Markets LLC			300,000	5/5/2018	0.79%
JPMorgan Chase Bank, N.A.			200,000	5/15/2018	2.93%
UBS AG			500,000	5/24/2018	1.10%
ING Capital Markets LLC			400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc			500,000	9/5/2018	1.04%
CME Clearing House	(5)	(6)	300,000	2/5/2021	2.50%
CME Clearing House	(5)	(6)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.			200,000	3/15/2021	3.14%
Citibank, N.A.			200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(3)		550,000	2/24/2022	2.45%
The Royal Bank of Scotland Plc	(4)		400,000	3/15/2023	2.39%
UBS AG	(4)		400,000	3/15/2023	2.51%
HSBC Bank USA, National Association			250,000	6/5/2023	1.91%
HSBC Bank USA, National Association			250,000	7/5/2023	1.97%
The Royal Bank of Scotland Plc			500,000	8/15/2023	1.98%
CME Clearing House	(6)		600,000	8/24/2023	2.88%
UBS AG	(1)		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association	(2)		500,000	12/15/2023	2.20%
Total			12,800,000		2.12%

(1)	Forward start date of November 2013

(2)	Forward start date of December 2013

(3)	Forward start date of February 2015

(4)	Forward start date of March 2015

(5)	Forward start date of February 2016

(6)
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

At September 30, 2013, the Company’s counterparties held $8.1 million of cash margin deposits and approximately $346.0 million in Agency RMBS as collateral against its swap, CDS and futures contracts. In addition, several counterparties posted securities of approximately $171.0 million and $21.0 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. The Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in Cash and cash equivalents and the liability to return the collateral is included in Collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of September 30, 2013, the Company did not recognize any non-cash collateral held as collateral.
U.S. Treasury Futures Contracts
The Company purchases or sells short U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Unrealized gains and losses associated with the short sales of the U.S. Treasury futures contracts are recognized in Realized and unrealized gain (loss) on interest rate derivative instruments in the Company's Consolidated Statements of Operations.
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.
$ in thousands

Asset Derivatives				Liability Derivatives
As of September 30, 2013		As of December 31, 2012		As of September 30, 2013		As of December 31, 2012
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	177,398	Interest rate swap asset	—	Interest rate swap liability	313,303	Interest rate swap liability	436,440
CDS	776	CDS	1,519	U.S. Treasury futures	3,367	U.S. Treasury futures	—
Swaption	10,335	Swaption	4,950

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2013 and 2012.
Three months ended September 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	(74,098)	Interest Expense	43,583	Realized and unrealized gain (loss) on interest rate derivative instruments	298
Nine months ended September 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	183,391	Interest Expense	116,553	Realized and unrealized gain (loss) on interest rate derivative instruments	591
Three months ended September 30, 2012
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	(60,716)	Interest Expense	35,763	Realized and unrealized gain (loss) on interest rate derivative instruments	(319)
Nine months ended September 30, 2012
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	(181,280)	Interest Expense	107,051	Realized and unrealized gain (loss) on interest rate derivative instruments	(832)

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended September 30, 2013	Three months ended September 30, 2012
CDS Contract	Realized and unrealized credit default swap income	(175)	643
Swaption Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	(42,891)	(489)
Futures Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	(3,369)	—

		Amount of gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Nine months ended September 30, 2013	Nine months ended September 30, 2012
CDS Contract	Realized and unrealized credit default swap income	(743)	406
Swaption Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	(19,032)	(2,019)
Futures Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	(3,369)	—
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
As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $296.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $346.0 million of Agency RMBS and $8.1 million of cash as of September 30, 2013. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.
The Company was in compliance with all of the financial provisions of these agreements through September 30, 2013.

Note 10 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012.
Offsetting of Derivative Assets
As of September 30, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheets	Balance sheets	Instruments (1)	Received	Net Amount
Derivatives	188,509	—	188,509	(188,509)	—	—
Total	188,509	—	188,509	(188,509)	—	—
Offsetting of Derivative Liabilities and Repurchase agreements
As of September 30, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheets	Balance sheets	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	316,670	—	316,670	(316,670)	—	—
Repurchase Agreements	15,897,612	—	15,897,612	(15,897,612)	—	—
	16,214,282	—	16,214,282	(16,214,282)	—	—
Offsetting of Derivative Assets
As of December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheets	Balance sheets	Instruments (1)	Received	Net Amount
Derivatives	6,469	—	6,469	(6,469)	—	—
Total	6,469	—	6,469	(6,469)	—	—

Offsetting of Derivative Liabilities and Repurchase agreements
As of December 31, 2012

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Amounts Offset in the Consolidated	of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheets	Balance sheets	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	436,440	—	436,440	(436,440)	—	—
Repurchase Agreements	15,720,460	—	15,720,460	(15,720,460)	—	—
	16,156,900	—	16,156,900	(16,156,900)	—	—

(1)
Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at September 30, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $17.5 billion and $17.5 billion at September 30, 2013 and December 31, 2012, respectively.

(4)
Total cash received on our Derivatives was $21.0 million and $0 at September 30, 2013 and December 31, 2012, respectively. Total non-cash collateral received on our Derivatives was $171.0 million and $0 at September 30, 2013 and December 31, 2012, respectively. Total cash posted by the Company on our Derivatives was $8.1 million at September 30, 2013.

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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at September 30, 2013 and December 31, 2012 are summarized below:

	September 30, 2013
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	18,811,679	—	18,811,679
Investments in unconsolidated ventures	—	—	42,276	42,276
Derivatives	—	187,733	776	188,509
Total	—	18,999,412	43,052	19,042,464
Liabilities
Derivatives	3,367	313,303	—	316,670
Total	3,367	313,303	—	316,670

	December 31, 2012
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	18,470,563	—	18,470,563
Investments in unconsolidated ventures	—	—	35,301	35,301
Derivatives	—	4,950	1,519	6,469
Total	—	18,475,513	36,820	18,512,333
Liabilities
Derivatives	—	436,440	—	436,440
Total	—	436,440	—	436,440

(1)	For more detail about the fair value of our MBS and type of securities, see Note 4 in the consolidated financial statements.
The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2013	December 31, 2012
Beginning balance	35,301	68,793
Purchases	4,843	4,218
Sales and settlements	(3,037)	(44,879)
Total net gains / (losses) included in net income
Realized gains/(losses), net	2,332	6,813
Unrealized gains/(losses), net	2,837	356
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	42,276	35,301

The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2013	December 31, 2012
Beginning balance	1,519	1,339
Purchases	—	—
Sales and settlements	—	—
Total net gains / (losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(743)	180
Unrealized gain/(losses), net included in other comprehensive income	—	—
Ending balance	776	1,519
The following table summarizes quantitative information about Level 3 fair value measurements:

Fair Value at	Valuation	Unobservable			Weighted
$ in thousands	September 30, 2013	Technique	Input	Range	Average
CDS Contract	776	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.52%
			Credit Spread		0.48%
			Constant Prepayment Rate	1.0% - 20.0%	5.78%
			Constant Default Rate	1.0% - 100.0%	4.86%
			Loss Severity	7.3% - 63.2%	42.80%
The significant inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $10,000 more than the actual fair value at September 30, 2013.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	1,532,389	1,414,816	—	—
Commercial loans, held-for-investment	17,388	17,388	—	—
Other investments	10,000	10,000	10,000	10,000
Total	1,559,777	1,442,204	10,000	10,000
Financial Liabilities
Repurchase agreements	15,897,612	15,876,752	15,720,460	15,730,387
Asset-backed securities	1,411,897	1,321,675	—	—
Exchangeable senior notes	400,000	374,250	—	—
Total	17,709,509	17,572,677	15,720,460	15,730,387

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

•
The fair value of the asset-backed securities issued is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

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
For the three months ended September 30, 2013, the Company incurred management fees of $10.9 million (2012: $9.1 million), of which $10.9 million (2012: $9.1 million), was accrued but has not been paid.
For the nine months ended September 30, 2013, the Company incurred management fees of $32.1 million (2012: $26.4 million), of which $10.9 million (2012: $9.1 million) was accrued but has not been paid.

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
The Company incurred costs, originally paid by Invesco, of approximately $1.0 million (2012: $1.7 million) and $3.9 million (2012: $3.1 million) for the three and nine months ended September 30, 2013, respectively. Approximately $1.0 million (2012: $1.5 million) and $3.5 million (2012: $2.9 million) was either prepaid or expensed for the three and nine months ended September 30, 2013, respectively, $0 (2012: $176,000) and $418,000 (2012: $218,000) was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2013, respectively.
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
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of the Notes due 2018. The total net proceeds to the Company after deducting financing expenses was $387.9 million. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events.
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
On March 12, 2013, in connection with the issuance and sale of the Notes, the Operating Partnership and the Company also entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company has designated its automatic shelf registration statement filed on April 2, 2013 to be used for resales of the common stock, if any, issuable upon exchange of the Notes. The Company has filed a supplement to the underlying prospectus in that shelf registration statement to cover resales of the common stock and has agreed to file prospectus supplements if requested by noteholders to add such noteholders as selling securityholders. If the shelf registration statement ceases to be effective, then subject to certain exceptions, additional interest will accrue on the Notes.

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
During the nine months ended September 30, 2013, the Company issued 1,766,995 shares of common stock at an average price of $21.32 under the DRSPP with total proceeds to the Company of approximately $37.7 million, net of issuance costs of $219,000.
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
Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $45,000 (2012: $53,000) for the three months ended September 30, 2013. The Company recognized compensation expense of approximately $120,000 (2012: $128,000) for the nine months ended September 30, 2013. During the three months ended September 30, 2013, the Company issued 2,361 shares (2012: 2,568 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2013, the Company issued 5,970 shares (2012: 6,831 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $45,000 (2012: $49,000) for the three months ended September 30, 2013 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
The Company recognized compensation expense of approximately $156,000 (2012: $129,000) for the nine months ended September 30, 2013 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2013, the Company issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units that vested under the Incentive Plan. In addition, during the nine months ended September 30, 2013, the Company awarded 16,835 restricted stock units to officers and employees of the Manager and its affiliates.
Dividends
On September 16, 2013, the Company declared a dividend of $0.50 per share of common stock. The dividend was paid on October 28, 2013 to shareholders of record as of the close of business on September 26, 2013.
On September 16, 2013, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on October 25, 2013 to shareholders of record as of the close of business on October 1, 2013.

Note 14 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2013 and 2012 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and share amounts in thousands	2013	2012	2013	2012
Numerator (Income)
Basic Earnings
Net income (loss) available to common shareholders	(8,686)	83,068	214,152	244,971
Effect of dilutive securities:
Income allocated to exchangeable senior debt	—	—	12,403	—
Income allocated to non-controlling interest	—	1,026	2,392	3,025
Dilutive net income (loss) available to shareholders	(8,686)	84,094	228,947	247,996
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	135,220	115,412	133,094	115,405
Effect of dilutive securities:
Restricted Stock Awards	—	31	12,519	28
OP Units	—	1,425	34	1,425
Exchangeable senior notes	—	—	1,425	—
Dilutive Shares	135,220	116,868	147,072	116,858

The following potential common shares (in thousands) were excluded from diluted earnings per common share for the three months ended September 30, 2013 as the Company had a net loss for the period: 16,836 for the Notes, 1,425 for OP Units and 38 for Restricted Stock Awards.

Note 15 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2013, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.0% interest (2012: 1.2%) in the Operating Partnership. Loss allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2013 was approximately $63,000 (2012: $1.0 million income). Income allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2013 was $2.4 million (2012: $3.0 million). For the three months ended September 30, 2013, distributions paid to the non-controlling interest were $926,000 (2012: $926,000). For the nine months ended September 30, 2013, distributions paid to the non-controlling interest were $2.8 million (2012: $2.8 million). As of September 30, 2013, distributions payable to the non-controlling interest were approximately $713,000 (2012: $926,000).

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
Recent Developments
On September 16, 2013, we declared a dividend of $0.50 per share of common stock. The dividend was paid on October 28, 2013 to shareholders of record as of the close of business on September 26, 2013.
On September 16, 2013, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on October 25, 2013 to shareholders of record as of the close of business on October 1, 2013.
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
Although the Federal Reserve has communicated that the QE program may be reduced, or “tapered,” depending on positive economic data, the Federal Reserve has maintained its level of purchasing under the QE program. Initial talk of the tapering of the QE program was the major catalyst behind the increase in interest rates on Treasury securities and the increase in yield premium investors demand to own Agency MBS, which reduced the value of each asset class during the second quarter of 2013. Chairman Ben Bernanke has communicated that the Federal Open Market Committee, which is the policy making body of the Federal Reserve, will focus on the unemployment rate as the key metric for determining when to commence tapering the purchase of Agency MBS. The expected timing and degree of the reduction in QE has the potential to adversely impact Treasury and Agency MBS valuations going forward by reducing overall demand for these assets and potentially increasing price volatility.
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
In addition, U.S. lawmakers recently reached a short-term agreement on a national debt ceiling. The absence of a long-term agreement could negatively impact the trading market for U.S. government securities and could result in limited economic growth. This may negatively affect the value of our investment portfolio, which could cause our repurchase counterparties to make margin calls on our borrowings and swaps if our collateral is insufficient to cover the debt secured by our assets, which could, in turn, require us to sell our assets at reduced prices to cover such margin calls.
Investment Activities
As of September 30, 2013, 52.8% (2012: 51.9%) of our equity was invested in Agency RMBS, 29.1% (2012: 26.8%) in non-Agency RMBS, 26.2% (2012: 19.1%) in CMBS, 4.9% (2012: 0%) in residential loans, held-for-investment, 1.6% (2012: 2.2%) in unconsolidated joint ventures, and 0.7% (2012: 0%) in commercial loans, held-for-investment. Refer to the allocation of equity and debt/equity ratio table in the “Liquidity and Capital Resources” section for more details. We use leverage on our target assets to achieve our return objectives. With respect to our mortgage-backed securities (“MBS”) portfolio, we focus on securities we believe provide attractive returns when levered approximately 3 to 7 times. The leverage on classes of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense, while maintaining our overall portfolio leverage guidelines.
The change in allocations between our classes of assets reflects our views on the current risk/return opportunities in the market for our target assets.
As of September 30, 2013, we held $9.0 billion (2012: $10.4 billion) in 30-year fixed rate Agency RMBS securities that offered higher coupons and call protection based on the collateral attributes. In addition, we held $1.8 billion (2012: $2.3 billion) in 15-year fixed rate Agency RMBS securities, $977.3 million (2012: $651.3 million) in hybrid adjustable-rate mortgages Agency RMBS (“ARMs”) and approximately $197.9 million (2012: $126.0 million) in Agency ARM RMBS we believe to have similar durations based on prepayment speeds. As of September 30, 2013, we held $3.7 billion (2012: $2.6 billion) non-Agency RMBS.
As of September 30, 2013, we owned $2.6 billion (2012: $1.7 billion) in CMBS and $482.6 million (2012: $520.6 million) in collateralized mortgage obligations (“CMOs”). Additionally, we held $1.5 billion of residential loans held-for-investment and $17.4 million in commercial loans held for investment, both of which were $0 for 2012.
During the nine months ended September 30, 2013, we purchased $7.1 billion (2012: $7.0 billion) of MBS. The average yield on these purchases as of September 30, 2013 was 2.6% (2012: 3.2%).
During the nine months ended September 30, 2013, we purchased interests in four securitization trusts totaling $1.5 billion which we considered VIEs. The VIEs initially held 1,926 residential mortgage loans paying interest at an aggregate weighted average fixed rate of 3.76% and having an original stated maturity of 30 years.

Portfolio Characteristics
The table below represents the vintage of our credit assets as of September 30, 2013:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Re-REMIC Senior (1)	—%	—%	—%	—%	0.3%	—%	0.6%	3.0%	26.7%	9.2%	—%	39.8%
Prime	0.4%	0.9%	4.8%	4.3%	9.7%	2.3%	—%	—%	0.2%	—%	14.7%	37.3%
Alt-A	—%	0.3%	9.0%	5.9%	7.0%	—%	—%	—%	—%	—%	—%	22.2%
Subprime	—%	0.1%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	—%	0.7%
Total Non-Agency	0.4%	1.3%	13.8%	10.3%	17.5%	2.3%	0.6%	3.0%	26.9%	9.2%	14.7%	100.0%
CMBS	—%	—%	13.6%	13.5%	0.8%	—%	—%	11.2%	28.7%	14.3%	17.9%	100.0%

(1)
For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 9.7% 2005, 38.8% 2006 and 51.5% 2007. Additionally, 7.7% of our Re-REMIC holdings are not senior classes.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of September 30, 2013:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	47.7%	California	15.0%
Florida	7.0%	New York	12.6%
New York	6.1%	Texas	9.4%
Virginia	3.7%	Florida	6.0%
New Jersey	3.3%	Illinois	5.0%
Maryland	3.3%	Pennsylvania	3.8%
Washington	3.1%	Ohio	3.0%
Illinois	2.4%	New Jersey	2.9%
Massachusetts	2.2%	Virginia	2.8%
Arizona	2.2%	North Carolina	2.7%
Other	19.0%	Other	36.8%
Total	100.0%	Total	100.0%
The vintage and geographic concentrations have not significantly changed since June 30, 2013.
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our Agency RMBS, non-Agency RMBS and CMBS. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of September 30, 2013, we had entered into repurchase agreements totaling $15.9 billion. (2012: $14.9 billion). The increase in the amount of the repurchase agreement balance was due to leveraging additional equity received during the year.
We also have a commitment to invest up to $100.0 million in the Invesco IMRF Fund and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of September 30, 2013, $87.7 million (2012: $82.9 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called and we are committed to fund $12.3 million (2012: $17.1 million) in additional capital.
The Company records the liability for mortgage-backed securities purchased for which settlement has not taken place as an investment-related payable. As of September 30, 2013 and December 31, 2012, the Company had investment related payables of $201.2 million and $63.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in unsettled mortgage-backed security purchases at the quarter ended September 30, 2013. The Company records a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment-related receivable. As of September 30, 2013 and December 31, 2012, the Company had investment related receivables of $8.9 million and $41.4 million, respectively, of which no items were outstanding greater than thirty days.

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

As of September 30, 2013, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.8 billion (2012: $7.8 billion) of borrowings under our repurchase agreements. As of September 30, 2013, included in this amount we had forward starting swaps with a total notional amount of $2.7 billion, with starting dates ranging from November 15, 2013 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of September 30, 2013, we held $1.7 billion in interest rate swaptions with an unrealized loss of $19.0 million. During the nine months ended September 30, 2013, we sold interest rate swaptions with a notional amount of $3.6 billion and recognized a realized gain of $66.2 million.
As of September 30, 2013, we held $100.0 million (2012: $0) in notional amount of short U.S. Treasury futures to help mitigate the potential impact of change in interest rates on the performance of our portfolio.
Book Value per Share
Our book value per common share was $17.64 and $20.83 as of September 30, 2013 and December 31, 2012, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at our sole election. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed Securities” for information regarding the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our mortgage-backed securities, change in our interest income recognition, allowance for loan losses, inclusion of the change in derivative values in our income rather than other comprehensive income and an increase in our tax liability among other effects.

Securities. We record our mortgage-backed securities as available-for-sale and report them at fair value based on prices received from third-party sources. The valuation service uses various observable inputs which may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed Securities."

Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we are forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed Securities."
Allowance for Loan Losses. For residential and commercial loans held-for-investment, an allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios are adjusted for current economic conditions as deemed necessary by management. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party vendor to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies”.

Interest Income Recognition. Interest income on available-for-sale securities, which includes accretion of discounts and amortization of premiums, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income.

Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate risk. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the derivative meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly will result in changes in the fair value of the derivative being reported in earnings rather than other comprehensive income. Further information is provided in Note 9 - “Derivatives and Hedging Activities”.

Income Taxes. We have elected to be taxed as a REIT. Accordingly, we generally will not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the we make qualifying distributions and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. The REIT qualifications rules are complex and failure to apply them correctly could subject the Company to U.S. federal, state and local income taxes.
Expected Impact of New Authoritative Guidance on Future Financial Information
None.

Results of Operations
The table below presents certain information from our Consolidated Statements of Operations for the three and nine month periods ending September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2013	2012	2013	2012
Interest Income
Mortgage-backed securities	157,539	140,477	486,619	421,442
Residential loans	13,417	—	20,443	—
Commercial loans	372	—	432	—
Total interest income	171,328	140,477	507,494	421,442
Interest Expense
Repurchase agreements	73,695	60,327	208,487	172,312
Exchangeable senior notes	5,621	—	12,403	—
Asset-backed securities issued	10,266	—	15,722	—
Total interest expense	89,582	60,327	236,612	172,312
Net interest income	81,746	80,150	270,882	249,130
Provision for loan losses	87	—	751	—
Net interest income after provision for loan losses	81,659	80,150	270,131	249,130
Other income (loss)	(74,491)	16,638	(6,498)	31,052
Expenses
Management fee – related party	10,945	9,053	32,106	26,372
General and administrative	2,259	959	6,845	3,132
Total expenses	13,204	10,012	38,951	29,504
Net income (loss)	(6,036)	86,776	224,682	250,678

Net income (loss) attributable to non-controlling interest	(63)	1,026	2,392	3,025
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(5,973)	85,750	222,290	247,653
Dividends to preferred shareholders	2,713	2,682	8,138	2,682
Net income (loss) attributable to common shareholders	(8,686)	83,068	214,152	244,971
Earnings per share:
Net income (loss) attributable to common shareholders (basic)	(0.06)	0.72	1.61	2.12
Net income (loss) attributable to common shareholders (diluted)	(0.06)	0.72	1.56	2.12
Dividends declared per common share	0.50	0.65	1.80	1.95
Weighted average number of shares of common stock:
Basic	135,220	115,412	133,094	115,405
Diluted	135,220	116,868	147,072	116,858

The table below presents certain information for our portfolio for the three and nine month periods ending September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2013	2012	2013	2012
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,849,443	2,262,090	1,947,324	2,365,084
30 year fixed-rate, at amortized cost	9,679,520	9,244,544	10,894,824	7,969,201
ARM, at amortized cost	102,828	136,990	89,832	161,715
Hybrid ARM, at amortized cost	578,696	796,446	518,079	1,175,280
MBS-CMO, at amortized cost	494,089	502,646	500,781	450,419
Non-Agency RMBS, at amortized cost	3,662,796	2,496,031	3,574,810	2,391,076
CMBS, at amortized cost	2,533,174	1,516,371	2,362,370	1,329,005
Residential Loans, at amortized cost	1,538,830	—	793,814	—
Commercial Loans, at amortized cost	13,312	—	8,971	—
Average MBS and Residential Loans portfolio	20,452,688	16,955,118	20,690,805	15,841,780
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.35%	2.40%	2.23%	2.60%
30 year fixed-rate	2.84%	2.92%	2.82%	3.22%
ARM	2.41%	2.75%	2.31%	2.63%
Hybrid ARM	2.19%	2.61%	2.30%	2.67%
MBS—CMO	2.31%	2.22%	1.87%	2.21%
Non-Agency RMBS	4.63%	4.91%	4.60%	5.30%
CMBS	4.60%	5.24%	4.68%	5.41%
Residential Loans	3.46%	n/a	3.31%	n/a
Commercial loans	10.76%	n/a	10.97%	n/a
Average MBS portfolio	3.35%	3.31%	3.27%	3.55%
Average Borrowings*:
Agency RMBS	11,378,486	11,452,398	12,502,114	10,884,302
Non-Agency RMBS	2,990,502	1,842,351	2,776,819	1,767,130
CMBS	1,963,525	1,145,575	1,876,043	980,341
Exchangeable senior notes	400,000	—	294,815	—
Asset-backed securities issued	1,418,084	—	727,533	—
Total borrowed funds	18,150,597	14,440,324	18,177,324	13,631,773
Maximum borrowings during the period (2)	18,460,059	14,890,062	19,710,901	14,890,062

Average Cost of Funds (3):
Agency RMBS	0.39%	0.41%	0.40%	0.37%
Non-Agency RMBS	1.58%	1.77%	1.61%	1.78%
CMBS	1.47%	1.59%	1.46%	1.57%
Exchangeable senior notes	5.62%	n/a	5.61%	n/a
Asset-backed securities issued	2.90%	n/a	2.88%	n/a
Unhedged cost of funds	1.01%	0.68%	0.88%	0.64%
Hedged cost of funds	1.97%	1.67%	1.74%	1.69%
Average Equity (4):	2,426,259	2,329,921	2,636,580	2,198,633
Average debt/equity ratio (average during period)	7.48x	6.20x	6.89x	6.20x
Debt/equity ratio (as of period end)	6.94x	5.75x	6.95x	5.75x

46

*
Average amounts for each period are based on weighted month-end balances; all percentages are annualized. For the three and nine months ended September 30, 2013 the average balances are presented on an amortized cost basis.

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
Net Income (Loss) Summary
For the three months ended September 30, 2013, our net loss attributable to common shareholders was $8.6 million (2012: $83.1 million net income) or $0.06 (2012: $0.72 net income) basic loss per weighted average share available to common shareholders and $0.06 (2012: $0.72 basic income) diluted loss per weighted average share available to common shareholders.
For the nine months ended September 30, 2013, our net income attributable to common shareholders was $214.2 million (2012: $245.0 million) or $1.61 (2012: $2.12) basic income per weighted average share available to common shareholders and $1.56 (2012: $2.12) diluted income per weighted average share available to common shareholders.
Non-GAAP Financial Measures
Core earnings is a non-GAAP financial measure. We calculate core earnings as GAAP net income attributable to common shareholders excluding gain/loss on sale of investments and realized and unrealized gain/loss on interest rate derivative instruments. We record changes in the valuation of our investment portfolio and certain interest rate swaps in other comprehensive income. In addition, we use swaptions that do not qualify under GAAP for inclusion in other comprehensive income, and, as such, the changes in valuation are recorded in the period in which they occur. For internal portfolio analysis, our management deducts these gains and losses from GAAP net income to provide a consistent view of investment portfolio performance across reporting periods.
We believe the presentation of core earnings allows investors to evaluate and compare our performance to that of our peers because core earnings measures investment portfolio performance over multiple reporting periods by removing realized and unrealized gains and losses. As such, we believe that the disclosure of core earnings is useful and meaningful to our investors.
However, we caution that core earnings should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of amounts available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from those employed by other companies for a similarly described measure and, therefore, may not be comparable.
The table below provides a reconciliation of GAAP Net income attributable to common shareholders to Core Earnings for this period:
Reconciliation of Net Income Attributable to Common Shareholders to Core Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	(8,686)	83,068	214,152	244,971
Adjustments
(Gain) loss on sale of investments, net	69,323	(12,836)	56,919	(24,978)
Realized gain on interest rate derivative instruments	(39,075)	—	(66,234)	—
Unrealized loss on interest rate derivative instruments (1)	45,962	808	21,810	2,851
Total adjustments	76,210	(12,028)	12,495	(22,127)
Core earnings	67,524	71,040	226,647	222,844
Basic earnings per common share	(0.06)	0.72	1.61	2.12
Core earnings per share attributable to common shareholders	0.50	0.62	1.70	1.93

(1) Unrealized (gain) loss on interest rate derivative instruments for the three and nine months ended September 30, 2013 include adjustments for unrealized losses of $3.4 million attributed to short U.S. Treasury futures contracts we began purchasing during the three months ended September 30, 2013.
Interest Income and Average Earning Asset Yield
Our primary source of income is interest earned on our investment portfolio. During the three months ended September 30, 2013, we had average earning assets of approximately $20.5 billion (2012: $17.0 billion) and earned interest income of $171.3 million (2012: $140.5 million). The yield on our average investment portfolio was 3.35% (2012: 3.31%). Our average investment portfolio increased $3.5 billion for the three months ended September 30, 2013 versus September 30, 2012.
We had average earning assets of $20.7 billion (2012: $15.8 billion) and earned interest income of $507.5 million (2012: $421.4 million) for the nine months ended September 30, 2013. The yield on our average investment portfolio was 3.27% (2012: 3.55%) for the respective period. Our average investment portfolio increased $4.8 billion for the nine months ended September 30, 2013 versus September 30, 2012.
The change in our average assets and portfolio yield during the three and nine months ended September 30, 2013 compared to 2012 was primarily attributable to investing capital from our stock offerings and by changing our portfolio composition. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 13.1 and 12.6 for the three months ended September 30, 2013 and June 30, 2013, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	September 30, 2013		June 30, 2013
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	15.9	23.9	19.5	27.8
30 year Agency RMBS	10.1	14.2	9.5	15.8
Agency Hybrid ARM RMBS	18.1	NA	22.8	NA
Non-Agency RMBS	17.3	NA	15.5	NA
Weighted average	13.1	NA	12.6	NA
Interest Expense and the Cost of Funds
Our largest expense is the interest expense on borrowed funds. For the three months ended September 30, 2013, we had average borrowed funds of $18.2 billion (2012: $14.4 billion) and total interest expense of $89.6 million (2012: $60.3 million). The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS issued.
We had average borrowed funds of $18.2 billion (2012: $13.6 billion) and total interest expense of $236.6 million (2012: $172.3 million) for the nine months ended September 30, 2013. The increase in average borrowed funds and interest expense was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS.
For the three months ended September 30, 2013, our average cost of funds was 1.97% (2012: 1.67%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, borrowing costs on our exchangeable senior notes, borrowing costs under our ABS issued, as well as any hedging costs.
Our average cost of funds was 1.74% (2012: 1.69%) for the nine months ended September 30, 2013. Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.

Net Interest Income
Our net interest income, which equals interest income less interest expense for the three months ended September 30, 2013 totaled $81.8 million (2012: $80.2 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the three months ended September 30, 2013, was 1.38% (2012: 1.64%). The increase in net interest income was primarily the result of increasing our investment portfolio. The decrease in net interest rate margin was primarily due to higher hedged cost of funds related to the increase in average borrowings and interest rate swaps and a decrease in portfolio yield.
Our net interest income totaled $270.9 million (2012: $249.1 million) for the nine months ended September 30, 2013. Our net interest rate margin was 1.53% (2012: 1.86%) for the nine months ended September 30, 2013. The increase in net interest income was primarily the result of increasing our investment portfolio, while the decrease in our net interest rate margin was a direct result of our change in asset mix in our portfolio composition. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
We evaluated our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a loan loss reserve of $87,000 and $751,000 for the three and nine months ended September 30, 2013, respectively.
Gain (loss) on Sale of Investments
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. We sold securities and recognized net loss of approximately $69.3 million for the three months ended September 30, 2013 (2012: $12.8 million net gain).
As a result of our change in market assumptions, we sold securities and recognized net loss of $56.9 million (2012: $25.0 million net gain) for the nine months ended September 30, 2013.
Equity in Earnings and Change in Fair Value of Unconsolidated Ventures
For the three months ended September 30, 2013, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $378,000 (2012: $1.4 million), and approximately $250,000 (2012: $464,000 loss), respectively. The decrease in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold in the Invesco IMRF Fund.
For the nine months ended September 30, 2013, we recognized equity in earnings of approximately $1.3 million (2012: $2.1 million), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $1.7 million (2012: $774,000). The decrease in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing gains on investments sold in the Invesco IMRF Fund.
In 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended September 30, 2013, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $956,000 (2012: $2.5 million) and $163,000 (2012: $191,000), respectively.
For the nine months ended September 30, 2013, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $1.0 million (2012: $3.2 million) and $1.1 million (2012: $116,000), respectively.
Other Income (Loss)
We finance our activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to twelve months. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. Since the interest rate on repurchase agreements change on a one to twelve month basis, we are continuously exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use derivative instruments, including interest rate swaps, swaptions and U.S. Treasury futures, as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated

term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any.
For the three months ended September 30, 2013, our realized and unrealized gain (loss) on interest rate derivative instruments of $6.9 million loss (2012: $808,000 loss) consists of approximately $298,000 gain (2012: $319,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps, $42.9 million of unrealized loss (2012: $489,000 of unrealized loss) which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings, $39.0 million of net realized gain (2012: $0) on sold swaptions contracts and $3.4 million (2012: $0) of unrealized loss on U.S. Treasury futures contracts.
For the nine months ended September 30, 2013, our realized and unrealized gain (loss) on interest rate derivative instruments of $44.4 million gain (2012: $2.9 million loss) consists of approximately $591,000 gain (2012: $832,000 loss) which represents the ineffective portion of the change in fair value of our interest rate swaps, $19.0 million of unrealized loss (2012: $2.1 million of unrealized loss) which represents the change in fair value of our interest rate swaptions that are recognized directly in earnings $66.2 million of net realized gain (2012: $0) on sold swaptions contracts and $3.4 million (2012: $0) of unrealized loss on U.S. Treasury futures contracts.
In 2010 we entered into a credit default swap (“CDS”) contract. For the three months ended September 30, 2013, we recognized income of $297,000 (2012: $1.3 million) on our investment in the CDS of which $472,000 (2012: $704,000) represents premium payments we receive for providing protection and $175,000 (2012: $643,000 unrealized gain) is an unrealized loss based on change in the fair market value of the CDS. The change in income was primarily due to the decline in the notional amount of the CDS.
For the nine months ended September 30, 2013, we recognized income of $828,000 (2012: $2.7 million) on our investment in a CDS of which $743,000 (2012: $406,000 unrealized gain) is an unrealized loss based on change in the fair market value of the CDS and $1.6 million (2012: $2.3 million) represents premium payments we receive for providing protection. The decline in income was due to lower notional amount of the CDS and a mark-to-market adjustment recorded in 2012 that did not repeat in 2013.
Expenses
For the three months ended September 30, 2013, we incurred management fees of $10.9 million (2012: $9.1 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013. See Note 12 – “Related Party Transactions” for a discussion of the management fee and our relationship with our Manager.
We incurred management fees of $32.1 million (2012: $26.4 million) for the nine months ended September 30, 2013, which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013.
For the three months ended September 30, 2013, our general and administrative expense of approximately $2.2 million (2012: $959,000) include operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is primarily attributable to costs related to the operations of four consolidated VIEs acquired during 2013.
Our general and administrative expenses were $6.8 million (2012: $3.1 million) for the nine months ended September 30, 2013. The increase in general and administrative costs is primarily attributable to acquisition and operating costs of four consolidated VIEs acquired during the nine months ended September 30, 2013.
Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended September 30, 2013, our net loss after preferred dividends was $8.8 million (2012: $84.1 million net income) and our annualized return on average equity was (1.44)% (2012: 14.44%). The change in net income after preferred dividends and return on average equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and our exchangeable senior notes offering, the changes in our portfolio composition in 2013 and 2012 and the increase in realized and unrealized losses on sale of MBS and derivative instruments. The decrease in return on average equity was the result of realized and unrealized gains on interest rate swaptions offset by a lower asset yields on the portfolio as a result of the interest rate environment.

Our net income after preferred dividends was $216.5 million (2012: $248.0 million) for the nine months ended September 30, 2013. Our annualized return on average equity was 10.95% (2012: 15.04%) for the nine months ended September 30, 2013. The change in net income after preferred dividends and return on average equity was primarily the result of increasing our investment portfolio from the proceeds of our common and preferred stock offerings and our exchangeable notes offering, the changes in our portfolio composition in 2013 and 2012 and the increase in realized and unrealized losses on sale of MBS and derivative instruments. The decrease in return on average equity was the result of realized and unrealized gains on interest rate swaptions offset by lower asset yields on the portfolio as a result of the interest rate environment.
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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheets is significantly less important than our potential liquidity available under borrowing arrangements. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.
We held cash and cash equivalents of $199.1 million (2012: $190.8 million) at September 30, 2013. Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $381.3 million (2012: $309.1 million) for the nine month period ended September 30, 2013. The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which increase in net income resulted from the increase in average interest earning assets of $20.8 billion in investments at September 30, 2013 as compared to $15.8 billion at September 30, 2012.
Our investing activities used net cash of $2.6 billion (2012: $2.9 billion) for the nine month period ended September 30, 2013. During the nine month period ended September 30, 2013, we utilized cash to purchase $6.9 billion (2012: $6.4 billion) in securities and $1.6 billion (2012: $0) in residential loans which were offset by proceeds from asset sales of $3.5 billion (2012: $1.6 billion) and principal payments on securities of $2.3 billion (2012: $1.8 billion) and principal repayments on residential loans of $28.5 million (2012: $0). In addition, we originated a commercial loan of $17.2 million. The increase in principal payments resulted from the larger portfolio for the nine months ended September 30, 2013 as compared to September 30, 2012.
Our financing activities for the nine months ended September 30, 2013 consisted of net proceeds from our common stock offering and our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $396.4 million (2012: $103,000) in equity, net proceeds from our preferred stock offering in which we raised $0 (2012: $135.4 million), net proceeds from our repurchase agreements of $205.0 million (2012: $2.6 billion), net proceeds from the issuance of our exchangeable senior notes of $400.0 million (2012: $0), and net proceeds from our issuance of asset-backed securities of $1.4 billion (2012: $0), offset by principal repayments of asset-backed securities of $27.8 million (2012: $0).
The table below shows the allocation of our equity and debt-to-equity ratio as of September 30, 2013. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our borrowings to obtain the best available source and minimize total interest expense while maintaining our overall portfolio leverage guidelines.

$ in millions	Agency	Non-Agency	CMBS	Residential Loans	Commercial Loans	Unconsolidated Ventures	Corporate Liability	Total
Repurchase agreements	10,960	2,995	1,943	—	—	—	—	15,898
Asset-backed securities	—	—	—	1,412	—	—	—	1,412
Exchangeable notes	—	—	—	—	—	—	400	400
Equity allocation	1,347	743	668	124	17	42	(390)	2,551
Debt / Equity Ratio	8.1	4.0	2.9	11.4	—	—	(1.0)	6.9
% of Total Equity	52.8%	29.1%	26.2%	4.9%	0.7%	1.6%	(15.3)%	100.0%
As of September 30, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.51% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 17.72% and under our repurchase agreements for CMBS was approximately 18.26%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 50% and for CMBS range from a low of 10% to a high of 30%. Our hedged cost of funds was approximately 1.74% and 1.70% as of September 30, 2013 and December 31, 2012, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
As discussed above under “Market Conditions,” the residential mortgage market in the United States, though improving, remains weak and is subject to the following conditions:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to potential security liquidations; and

•	continued volatility in the broader residential mortgage and RMBS markets.
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
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the nine months ended September 30, 2013, we issued 1,766,995 shares of common stock at an average price of $21.32 under the DRSPP with total proceeds of approximately $37.7 million, of which 1,752,503 shares of common stock were issued at an average offering price of $21.35 (2012: 0 shares) under the waiver feature of the DRSPP.
In 2011, we announced a share repurchase program that was approved by our Board of Directors for up to 7 million shares of our common stock. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2013, we have not repurchased any shares under this program.
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

Contractual Commitments
As of September 30, 2013, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	15,897,612	15,897,612	—	—	—
Invesco IMRF Fund and AIV Fund	12,297	12,297	—	—	—
Commercial loans	23,988	—	23,988	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Total contractual obligations	16,333,897	15,909,909	23,988	400,000	—
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (1)	1,392,952	172,695	290,454	227,926	701,877
Anticipated interest payments on ABS (2)	733,628	41,552	80,740	77,388	533,948
Total obligations of entities consolidated for financial reporting purposes	2,126,580	214,247	371,194	305,314	1,235,825
Total consolidated obligations and commitments	18,460,477	16,124,156	395,182	705,314	1,235,825

(1)
All consolidated ABS issued by VIEs are collateralized by residential mortgage loans. The ABS obligations will pay down as the principal balances of these residential mortgage loans pay down. The amounts shown are the estimated principal repayments, adjusted for projected prepayments and losses.

(2)	The anticipated interest payments on consolidated ABS issued by VIEs are calculated based on estimated principal balances, adjusted for projected prepayments and losses.
As of September 30, 2013, we have approximately $16.1 million in contractual interest payments related to our repurchase agreements and $91.2 million in anticipated interest payments related to our exchangeable senior notes.
Off-Balance Sheet Arrangements
We committed to invest up to $100.0 million in the Invesco IMRF Fund, which, in turn, invests in our target assets. As of September 30, 2013 and 2012, approximately $87.7 million and $82.9 million of the commitment has been called, respectively. In March 2012, Invesco IMRF Fund returned substantially all of its proceeds and repaid all financing under the PPIP. The Company is awaiting final distribution from the Invesco IMRF Fund.
We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statement of operations.
Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. The remaining notional amount of the CDS at September 30, 2013 is $57.5 million (2012: $87.1 million), and we estimated the fair market value of the CDS to be approximately $776,000 (2012: $1.7 million) at September 30, 2013. As of September 30, 2013, we have not made any payments related to the CDS contract.

Shareholders’ Equity
On January 28, 2013, we completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and offering costs.
During the nine months ended September 30, 2013, we issued 1,766,995 shares of common stock at an average price of $21.32 under the DRSPP with total proceeds of approximately $37.7 million, of which 1,752,503 shares of common stock were issued at an average offering price of $21.35 (2012: 0 shares) under the waiver feature of the DRSPP.
Unrealized Gains and Losses
Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).”
For the three months ended September 30, 2013, net unrealized gain included in shareholders’ equity was $44.5 million (2012: $291.9 million gain).
For the nine months ended September 30, 2013, net unrealized loss included in shareholders’ equity was $406.2 million (2012: $512.1 million gain).
The decrease in net unrealized gain is primarily attributable to changes in the market values of our RMBS portfolio and our cash flow hedges that qualify for hedge accounting. Refer to Note 4 – “Mortgage-Backed Securities” and Note 9 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges.
As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2011, our three independent, non-executive directors are each eligible to receive $50,000 in restricted common stock annually. For the three months ended September 30, 2013, we recognized compensation expense of approximately $45,000 (2012: $53,000) and issued 2,361 shares (2012: 2,568 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. For the nine months ended September 30, 2013, we recognized compensation expense of approximately $120,000 (2012: $128,000) and issued 5,970 shares (2012: 6,831 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.
During March 2013, we issued 16,835 restricted stock units to non-executive employees of the Manager. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to employees of the Manager is recorded at the estimated fair value of the award during the vesting period. We make an upward or downward adjustment to compensation expense for the difference in fair value at the date of grant and date the award was earned.
During the nine month period ending September 30, 2013, we issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units that vested under the Incentive Plan and 509 restricted stock units were forfeited.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) for the period ended September 30, 2013. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2013. Consequently, we believe we met the REIT income and asset test as of September 30, 2013. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of September 30, 2013. Therefore, as of September 30, 2013, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2013, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	12.93%	(1.26)%
+0.50%	18.66%	(0.69)%
-0.50%	(25.34)%	0.42%
-1.00%	(58.95)%	0.60%
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any such legal proceedings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

October 31, 2013	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

October 31, 2013	By:	/s/ Donald R. Ramon
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

