Form 10-K
period 2013-12-31
Invesco Mortgage Capital Inc.
filed 2014-03-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $2,237,930,986 based on the closing sales price on the New York Stock Exchange on June 28, 2013. As of February 21, 2014, there were 123,073,930 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report and other filings we make with the Securities and Exchange Commission (the "SEC") within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act, and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•
actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), mortgage loan modification programs and the reduction of the Federal Reserve long-term asset purchases and our ability to respond to and comply with such actions, initiatives and changes;

•	our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our shareholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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
Our target assets consist of residential mortgage-backed securities (“RMBS”) for which a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include collateralized mortgage obligations (“CMOs”). Our target assets also include RMBS that are not issued or guaranteed by a U.S. government agency or federally-chartered corporation (“non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), residential and commercial mortgage loans and other real estate-related financing arrangements.
We finance our Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. We finance our residential loans through asset-backed securities ("ABS"). We have also issued exchangeable notes to finance investments in our target assets. In addition, we may use other sources of financing.
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exclusion from the definition of "Investment Company" under the 1940 Act.
Capital Activities
On January 28, 2013, we completed a public offering of 15,000,000 shares of common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and offering costs. In the first quarter of 2013, a wholly-owned subsidiary issued $400.0 million aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2018, resulting in total net proceeds of $387.7 million, after deducting financing expenses.
During the year ended December 31, 2013, we issued 1,770,106 shares of common stock at an average price of $21.31 under the share repurchase feature of our Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds of $37.7 million, net of issuance costs of $219,000.
For the quarter and year ended December 31, 2013, we repurchased 10,720,003 shares of our common stock at an average price of $14.97 per share for a net cost of $160.5 million, including acquisition expenses. On December 2, 2013, our board of directors authorized the repurchase of an additional 20,000,000 shares of our common stock with no stated expiration date. Our board of directors has approved an aggregate repurchase of 27,000,000 shares of our common stock to date.
Our Manager
We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), an SEC-registered investment adviser and indirect, wholly-owned subsidiary of Invesco Ltd. (NYSE: IVZ) (“Invesco”), a global investment management firm.
Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. With the exception of our Chief Financial Officer, our Manager and its affiliates do not dedicate any of their respective employees exclusively to us, nor is our Manager and its affiliates or their respective employees obligated to dedicate any specific portion of its or their time to our business. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it.

Our Competitive Advantages
We believe that our competitive advantages include the following:
Significant Experience of Our Manager and Our Senior Management
Our senior management team has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, through our Manager, we benefit from the insight and capabilities of WL Ross & Co. LLC (“WL Ross”) and Invesco’s real estate team. Through WL Ross and Invesco’s real estate team, we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.
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
Disciplined Investment Approach
We seek to maximize our risk-adjusted returns through our disciplined investment approach, which relies on rigorous quantitative and qualitative analysis. Our Manager monitors our overall portfolio risk and evaluates the characteristics of our investments in our target assets including, but not limited to, asset type, interest rate, interest rate type, loan balance distribution, geographic concentration, property type, occupancy, loan-to-value ratio and credit score. In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, loan delinquencies, default rates and loss severity rates. We believe this strategy and our commitment to capital preservation provide us with a competitive advantage when operating in a variety of market conditions.
Access to Our Manager’s Sophisticated Analytical Tools, Infrastructure and Expertise
Our Manager has created and maintains analytical and portfolio management capabilities to aid in asset selection and risk management. We capitalize on the market knowledge and ready access to data across our target markets that our Manager and its affiliates obtain through their established platform. We focus on in-depth analysis of the numerous factors that influence our target assets, including: (1) fundamental market and sector review; (2) rigorous cash flow analysis; (3) disciplined asset selection; (4) controlled risk exposure; and (5) prudent balance sheet management. Through the use of these tools, we analyze factors that affect the rate at which mortgage prepayments occur, including changes in the level of interest rates, trends in residential and commercial real estate prices, general economic conditions, the locations of the properties securing the mortgage loans and other social and demographic conditions in order to acquire our target assets.
We also benefit from our Manager’s and its affiliates’ comprehensive financial and administrative infrastructure, including its risk management and financial reporting operations, as well as its business development, legal and compliance teams.
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk adjusted returns. Our target assets generally include Agency RMBS, non-Agency RMBS, CMBS, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in equity investments, which, in turn, invests in our target assets.
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
The principal may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with other fixed-income securities.
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
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency. Like Agency RMBS, non-Agency RMBS represent interests in “pools” of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to the U.S. government agency underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation.
A re-securitization of a real estate mortgage investment conduit (“Re-REMIC”) is a transaction in which an existing security or securities is transferred to a special purpose entity that has formed a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying securities. A number of our non-Agency RMBS are structured as Re-REMICs.
Government-sponsored Enterprise Risk-Sharing Securities
Government-sponsored enterprise ("GSE") risk-sharing securities are general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of residential mortgage loans that collateralize mortgage-backed securities ("MBS") issued and guaranteed by the GSEs.  This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly payments of accrued interest and periodic payments of principal to the holders of the securities.  To date, all GSE risk-sharing securities have paid a floating interest rate benchmarked to 1-month LIBOR.
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
Residential Mortgage Loans
Residential mortgage loans are loans secured by residential real properties. We generally focus our residential mortgage loan acquisition efforts on the purchase of loan portfolios that are first lien, single-family FRMs, ARMs and Hybrid ARMs with original terms to maturity of not more than 30 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.
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
Subprime Mortgage Loans
Subprime mortgage loans are loans that do not conform to U.S. government agency underwriting guidelines. Subprime borrowers generally have imperfect or impaired credit histories and low credit scores.
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
Financing Strategy
We finance our investments in our target assets, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. We finance our residential loans through ABS. We have also issued exchangeable notes to finance investments in our target assets.
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
Leverage
We use leverage on our target assets to achieve our return objectives. We generally limit our repurchase agreement financing debt-to-equity ratio to approximately 7 times. Our leverage ratio may periodically exceed this amount as we adjust our portfolio allocations and related borrowings to obtain the best available financing sources and minimize total interest expense.
Risk Management Strategy
Market Risk Management
Risk management is an integral component of our strategy to deliver returns to our shareholders. Because we invest in MBS, investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our distributions to shareholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Invesco.
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
Credit Risk
We believe our investment strategy generally keeps our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS we hold. We seek to manage this risk through our pre-acquisition due diligence process and continuous re-evaluation of the portfolio. In addition, with respect to any particular target asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, loan delinquencies, default rates and loss severity rates of various collateral types.
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
Investment Committee
Our investment committee is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio for risk characteristics, investment performance, liquidity, portfolio composition, leverage and other applicable items. It also reviews its compliance with our investment policies and procedures, including our investment guidelines, and our Manager provides our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results.
Investment Process
Our Manager’s investment team has a strong focus on asset selection and on the relative value of various sectors within the mortgage market. Our Manager utilizes this expertise to build a diversified portfolio. Our Manager incorporates its views on the economic environment and the outlook for the mortgage market, including relative valuation, supply and demand trends, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, housing prices, delinquencies, default rates and loss severity rates of various collateral types.
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
Our Manager evaluates each of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to assets held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other assets in the portfolio. Our Manager also develops a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other factors. Our Manager analyzes fundamental trends in the relevant target asset class sector to adjust or maintain its outlook for that particular target asset class. These macro decisions guide our Manager’s assumptions regarding model inputs and portfolio allocations among target assets. Additionally, our Manager conducts extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.
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
Our Corporate Information
Our principal executive offices are located at 1555 Peachtree Street, N.E., Suite 1800, Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. Our website is www.invescomortgagecapital.com. We make available free of charge, through our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

Item 1A. Risk Factors.
Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities.
Risks Related to Our Investments
Difficult conditions in the mortgage, residential and commercial real estate markets may cause us to experience market losses related to our holdings.
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Ongoing concerns about the mortgage market and a weak real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, continue to contribute to market volatility. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market had an impact on demand for homes, which has compressed the home ownership rates and weighed heavily on home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. Any further deterioration of the real estate market may cause us to experience losses related to our assets and to sell assets at a loss.
Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders. In addition, a substantial portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce our book value.
We may invest in investments with which our shareholders may not agree.
Our shareholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may invest in investments with which our shareholders may not agree. The failure of our management to find investments that meet our investment criteria, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline.

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
In addition, some of the assets that comprise our investment portfolio and that we acquire are not publicly traded. These securities may be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated and will be subject to risk of default.
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our shareholders.
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
Mortgage-backed securities are secured by mortgage loans (primarily single family residential properties for RMBS and single commercial mortgage loans or a pool of commercial mortgage loans for CMBS). Accordingly, the MBS we invest in are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extension, fraud and price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying mortgage loans.
The ability of a borrower to repay a mortgage loan secured by a residential property is dependent in part upon the income and assets of the borrower. A number of factors over which we have no control may impair a borrower’s ability to repay their loans.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors over which we have no control.
In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of defaults on the mortgage loans that underlie our investments and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.
Our investments include non-Agency RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.
Our investments include non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans,” known as “Alt-A mortgage loans,” or “subprime mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, many Alt-A and subprime mortgage loans have experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
Our subordinated RMBS assets may be in the “first loss” position, subjecting us to greater risks of loss.
We invest in certain tranches of RMBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the trust. In general, losses on a mortgage loan included in a RMBS trust will be borne first by the equity holder of the issuing trust if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on. For RMBS and CMBS assets, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security.
We may acquire securities at every level of such a trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position behind the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.
We may not control the special servicing of the mortgage loans included in the MBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of MBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of MBS in such series. Depending on the class of MBS in which we invest, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager underestimates the collateral loss on our investments, we may experience losses.
Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that collateralize the investments, and the estimated impact of these losses on expected future cash flows.

Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
We and our third party loan originators and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an asset acquisition, we will assess the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to us, including our third party loan originators and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful, which could lead to losses in the value of our portfolio.
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our RMBS. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.  Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
In addition, federal and state governmental and regulatory bodies have pursued settlement agreements with a number of mortgage servicers to address alleged servicing and foreclosure abuses related to deficiencies in foreclosure documentation. These agreements may result in the temporary delay of foreclosure proceedings while servicers modify their foreclosure practices. The extension of foreclosure timelines may increase the inventory backlog of distressed homes on the market and create greater uncertainty about housing prices. Prior to making investments in non-Agency RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and formulate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers may impact our loss assumptions and affect the values of, and our returns on, our investments in non-Agency RMBS.
Our mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.
We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.
When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.
When we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. We may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to shareholders could suffer.
Liability relating to environmental matters may impact the value of properties that we may acquire or foreclose on.
If we acquire or foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Fluctuations in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings, affect our profitability and dividends as well as the cash available for distribution to our shareholders.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect our income and the value of our assets and capital stock.
We invest in Agency RMBS, non-Agency RMBS, CMBS and mortgage loans that are subject to risks related to interest rate fluctuations. In a normal yield curve environment, short-term interest rates are lower than long-term interest rates. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our shareholders. This may include the following:

•
If long-term rates increased significantly, the market value of investments in our target assets would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce book value and ultimately reduce earnings or result in losses to us.

•	An increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.

•
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

•	If short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses.

•	If interest rates fall, we may recognize losses on our swap positions that are not offset by gains on our assets, which may adversely affect our liquidity and financial position.
In a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets and may negatively affect cash available for distribution to our shareholders.
In addition, market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads, which may negatively affect cash available for distribution to our shareholders.
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
A decline in the market value of our assets and interest rate swaps may require us to recognize an “other-than-temporary” impairment against such assets under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Some of our portfolio investments are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our capital stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Prepayment rates may adversely affect the value of our investment portfolio.
Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. We generally receive prepayments of principal that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, the prepayments on the RMBS are also faster than expected. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.

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
We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing, and we contribute capital to equity investments. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets.
Our access to financing depends upon a number of factors over which we have little or no control, including:
•general market conditions;
•the lender’s view of the quality of our assets, valuation of our assets and our liquidity;
•the lender’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our capital stock.

Any weakness or volatility in the financial markets, the residential and commercial mortgage markets or the economy generally could adversely affect the factors listed above. In addition, such weakness or volatility could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Current market conditions have affected different types of financing for mortgage-related assets to varying degrees, with some sources generally being unavailable, others being available but at a higher cost, with still others being largely unaffected. Some of our target assets may be more difficult to finance than others and the market for such financing can change based on many factors over which we have little or no control.
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
Our results of operations are materially affected by conditions in the financial markets and the economy generally. Continuing concerns over inflation, energy price volatility, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a weak real estate market contribute to market volatility.
In recent years, dramatic declines in the residential and commercial real estate markets, decreased home prices and increased foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely significantly on the availability of repurchase agreement financing to acquire many of our target assets. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. As a result of ongoing market conditions it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. Our profitability may be adversely affected if we are unable to secure financing for our assets.
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our shareholders.
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
We use repurchase agreement financing as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:
•our lenders do not make repurchase agreement financing available to us at acceptable rates;
•certain of our lenders exit the repurchase market;
•our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or
•we determine that the leverage would expose us to excessive risk.
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. For example, in response to market conditions lenders have in the past and may in the future increase financing rates and decrease advance rates. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. In some cases, margin calls have forced borrowers to liquidate collateral in order to meet the capital requirements of these margin calls, resulting in losses. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing net shareholder equity, or book value. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

Foreign financial market volatility and foreign governments’ responses may negatively impact our results of operations, financial condition or business.
Foreign financial markets have experienced significant volatility related to events such as the European debt crisis, declining currencies in certain emerging markets and their governments’ responses. Such responses have included the implementation of various financial reforms including but not limited to development of the Basel III standards by the Basel Committee on Banking Supervision. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel committee agreed to delay implementation of the rules and expanded the scope of assets permitted to be included in a bank’s liquidity measurement. Financial institutions will have until 2019, rather than 2015, to fully comply with the Basel III standards. Adoption of the Basel III standards by U.S. banking regulators could raise capital requirements for, and could place capital constraints, on the financial institutions from which we borrow, possibly limiting our access to financing or affecting the terms of our future financing arrangements. Further, ongoing concerns regarding the financial weaknesses of the European Union sovereign nations and emerging markets could renew concerns of instability in financial systems worldwide. There can be no assurance that actions by foreign governments to stabilize the financial markets will be effective or that these actions and continued volatility will not negatively impact our results of operations, financial condition and business.
The repurchase agreements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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
Part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Such economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•due to a credit loss, the duration of the hedge may not match the duration of the related liability;

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
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
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
The markets for these types of investments have, in some cases, only existed for a few years and may not be liquid. Many of these investments incorporate “pay as you go” credit events which have been introduced into the market fairly recently. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship. To date, we have entered into a limited number of these agreements. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit-enhancement on specific pools of real estate loans. Our efforts to manage the risk associated with these investments, including counterparty risks may prove to be insufficient in enabling us to generate the returns anticipated.
Risks Related to Our Company
Maintaining 1940 Act exclusions for our subsidiaries imposes limits on our operations. Failure to maintain an exclusion could have a material negative impact on our operations.
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
We are a holding company that conducts its businesses through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Section 3(c)(5)(C) of the 1940 Act, we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. Qualifying assets for this purpose generally include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.
Qualification for exception from the definition of investment company under the 1940 Act will limit our ability to make certain investments, including investments in real estate-related assets and miscellaneous assets. Therefore, IAS Asset I LLC and the Operating Partnership’s other subsidiaries may need to adjust their respective assets and strategy from time-to-time in order to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act. Any such adjustment in assets or strategy is not expected to have a material adverse effect on our business or strategy. Although we monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exception from the definition of investment company for IAS Asset I LLC and the Operating Partnership’s other subsidiaries intending to rely on Section 3(c)(5)(C) of the 1940 Act.
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
There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations or inhibits our ability to pursue our strategies. If we, the Operating Partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of capital stock.

We may be adversely affected by the current and future economic, regulatory and other actions of the U.S. government and its agencies.
In response to the financial crisis of 2008, the U.S. government, Federal Reserve, U.S. Treasury, Securities and Exchange Commission and other governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future. These actions may include the development and implementation of programs that could result in a flattening in the yield curve and lower long-term interest rates, among other potential impacts. Lower long-term interest rates could result in increased prepayment rates and a narrowing of our net interest margin.
There can be no assurance that, in the long term, actions the government and regulatory bodies have taken in the past or may take in the future will improve the efficiency and stability of mortgage or U.S. financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs are designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets or, in the case of government-backed refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional actions or initiatives to stabilize and stimulate the economy and the financial markets may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
We may change any of our strategies, policies or procedures without shareholder consent.
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Report. These changes could adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to make distributions to our shareholders.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends.
Our business is highly dependent on Invesco’s information systems. Any failure or interruption of Invesco’s systems or cyber-attacks or security breaches could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.
Computer malware, viruses and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our Manager's systems in the future. We rely heavily on our and our third party providers’ financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of such networks or systems or any failure to maintain the performance, reliability and security of our technical infrastructure. As a result, any computer malware, viruses and computer hacking and phishing attacks may negatively affect our operations.
Risks Related to Accounting
Reclassification of securities financed with repurchase agreements may adversely affect our operations and our reported profitability.
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

We have discontinued hedge accounting for interest rate swap agreements which may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Effective December 31, 2013, we discontinued hedge accounting for interest rate swap agreements which had previously been accounted for as cash flow hedges under ASC Topic 815. In accordance with ASC Topic 815, interest rate swaps designated as cash flow hedges are recorded at fair value as assets and liabilities on the balance sheet with any changes in fair value recorded in other comprehensive income. As a result of discontinuing hedge accounting, future changes in the fair value of the Company's interest rate swap agreements will be recorded in the Company's consolidated statement of operations as a portion of “fair value adjustments, net” and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.
The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of investment securities and reserves for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Our reported U.S. GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our U.S. GAAP results may not be an accurate indicator of future taxable income and dividend distributions.
Generally, the cumulative net income we report over the life of an asset will be the same for U.S. GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for U.S. GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported U.S. GAAP financial results could materially differ from our determination of taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future taxable income and dividend distributions. Capital gains and losses in a period may impact taxable income and impact the dividend paid in future periods.

Risks Related to Our Relationship with Our Manager
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of our Manager or one of its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager who provide management services to us could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager expired on July 1, 2011. The agreement automatically renews for successive one-year terms, and the management agreement is currently in a renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, with the exception of our Chief Financial Officer, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business.
There are conflicts of interest in our relationship with our Manager and Invesco, which could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients that compete directly with us for investment opportunities. Our Manager has investment allocation policies in place intended to enable us to share equitably with the other clients of our Manager or Invesco and its subsidiaries. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise. Therefore, we may compete for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients of our Manager or clients of Invesco and its subsidiaries to acquire these investments or have access to these sources of financing. Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities.

We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our capital stock.
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
Our executive officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, non-Agency RMBS, CMBS, mortgage loans and mortgage and real-estate financing arrangements (including mezzanine debt and private equity interests) it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.
Risks Related to Our Capital Stock
The market price and trading volume of our capital stock may be volatile.
The market price of our capital stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. If the market price of our capital stock declines significantly, our shareholders may be unable to resell their shares at or above the price our shareholders paid for their shares. We cannot assure you that the market price of our capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock include:
•actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	decreases in the market valuations of our target assets;

•	increased difficulty in maintaining or obtaining financing on attractive terms, or at all;

•	increases in market interest rates that lead our shareholders to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions; and

•	changes to U.S. federal income tax laws or regulations governing REITS or the administrative interpretation of those laws.

Common stock eligible for future sale may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. Also, we may issue additional shares in public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute existing shareholders’ interests in us.
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
We pay quarterly distributions and make other distributions to our shareholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure our shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return in capital.
Investing in our capital stock may involve a high degree of risk.
The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our capital stock may not be suitable for someone with lower risk tolerance.
A change in market interest rates may cause a material decrease in the market price of our capital stock.
One of the factors that investors may consider in deciding whether to buy or sell shares of our capital stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our capital stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to adversely affect the market price of our capital stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our capital stock could decrease as potential investors may require a higher distribution yield or seek other securities paying higher distributions or interest.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.
We have issued Series A Preferred Stock and 5.00% Exchangeable Senior Notes due 2018. If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Holders of our common stock also bear the risk of holders of our exchangeable notes making an election to exchange their notes for common stock, which could result in significant dilution to our existing stockholders. In addition, future issuances and sales of preferred stock on parity to our Series A Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
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
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our authorized but unissued shares of capital stock may prevent a change in our control.
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
The change of control conversion feature of our Series A Preferred Stock and our Exchangeable Senior Notes may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series A Preferred Stock and our Exchangeable Senior Notes may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.
We are the sole general partner of our Operating Partnership and could become liable for the debts and other obligations of our Operating Partnership beyond the amount of our initial expenditure.
We are the sole general partner of our Operating Partnership and directly or indirectly conduct all of our business activities through the Operating Partnership and its subsidiaries. As the sole general partner, we are liable for our Operating Partnership’s debts and other obligations. Therefore, if our Operating Partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our expenditure for ownership interests in our Operating Partnership. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to make distributions to our shareholders.
Our exchangeable senior notes are recourse obligations to us.
In 2013, our Operating Partnership issued $400,000,000 in aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2018 (the “Notes”). Because the Company is the sole general partner of the Operating Partnership, these amounts are full recourse obligations of the Company. If we are not able to extend, refinance or repurchase the Notes, we may not have the ability to repay these amounts when they come due. Our inability to repay the Notes could cause the acceleration of our other borrowings, which would have a material adverse effect on our business.
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
We believe that we have been organized and operated and we intend to continue to operate in a manner that enabled us to qualify as a REIT for U.S. federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
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
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, and the amounts we distribute to our shareholders. To meet these tests, we may be required to forego investments we might otherwise make or financing or hedging strategies we might otherwise employ. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.
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
Our taxable income may be substantially different from our net income as determined by U.S. GAAP, because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our taxable income. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in assets, including debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

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
We may distribute taxable dividends that are payable in cash and in shares of our common stock at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend in income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Our ownership of and relationship with any TRS that we may form or acquire is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.
Our domestic TRSs would pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS, the treatment of which under the REIT gross income tests is not clear.

Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions, or the failure of a mezzanine loan to qualify as a real estate asset, could adversely affect our ability to qualify as a REIT.
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
The REIT provisions of the Internal Revenue Code limit our ability to enter into hedging transactions. In order to qualify as a REIT, we must satisfy two gross income tests annually. For these purposes, income with respect to certain hedges of our liabilities or foreign currency risks will be disregarded. Income from other hedges will be non-qualifying income for purposes of both gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Purchases of mortgages at a discount may affect our ability to satisfy the REIT asset and gross income tests.
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. Treasury regulations, as interpreted in in Revenue Procedure 2011-16, provide that if a mortgage loan is secured by both real property and personal property and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year. Similarly, the IRS issued guidance for determining the extent to which an interest in an “eligible REMIC” (relating to the HARP program) is treated as a real estate asset and generates qualifying income for purposes of the 75% gross income test. Failure to accurately apply these rules and manage our income and assets could cause us to fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.
In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are "significant modifications" under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.
Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are taxed at the normal ordinary income rates, currently subject to a maximum rate of 39.6% in the case of non-corporate taxpayers. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
Dividends paid by REITs may be subject to Unearned Income Medicare tax.
High-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual.
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
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test.  The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1555 Peachtree Street, NE, Suite 1800, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2013, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2013
Fourth quarter	$16.60	$14.41
Third quarter	$17.08	$14.40
Second quarter	$21.60	$16.38
First quarter	$22.26	$20.06
2012
Fourth quarter	$21.64	$17.40
Third quarter	$21.55	$18.18
Second quarter	$18.94	$16.28
First quarter	$18.52	$13.90
Holders
As of February 21, 2014, there were 105 shareholders of record.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on its undistributed taxable income. We intend to continue to pay regular quarterly dividends to our shareholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
The following table sets forth the dividends declared per share of our common stock for the periods indicated.

Date Declared	Dividends Declared Per Share
	Amount	Date Paid
2013
December 17, 2013	$0.50	January 28, 2014
September 16, 2013	$0.50	October 28, 2013
June 17, 2013	$0.65	July 26, 2013
March 19, 2013	$0.65	April 26, 2013
2012
December 14, 2012	$0.65	January 28, 2013
September 13, 2012	$0.65	October 29, 2012
June 14, 2012	$0.65	July 27, 2012
March 15, 2012	$0.65	April 27, 2012

The following table sets forth the dividends declared per share of our common stock and the related tax characterization for the fiscal tax years ended December 31, 2013 and 2012.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution
Common Stock Dividends
Fiscal tax year 2013	2.300000	2.300000	—
Fiscal tax year 2012(1)	2.740460	2.438630	0.301830

(1)	Includes $0.140460 of undistributed taxable income carried-forward from fiscal tax year 2011.
Performance Graph
The following graph matches the cumulative 54-month total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through December 31, 2013.

Index	6/30/2009	12/31/2009	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
Invesco Mortgage Capital Inc.	100.00	125.82	118.58	141.39	149.56	109.05	152.90	175.01	157.45	148.89
S&P 500	100.00	122.59	114.43	141.05	149.55	144.03	157.70	167.08	190.18	221.20
FTSE NAREIT Mortgage REITs	100.00	118.98	123.50	145.86	151.89	142.34	168.51	170.64	170.32	167.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Use of Proceeds
We used all of the net proceeds from our common and preferred stock offerings to acquire our target assets in accordance with our objectives and strategies described above. See “Business — Investment Strategy.” Our focus is on purchasing Agency RMBS, non-Agency RMBS, CMBS, certain residential and commercial mortgage loans and other real estate-related financing arrangements, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets.
Repurchases of Equity Securities
The following table shows share repurchase activity during the quarter ended December 31, 2013:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2013	—	—	—	7,000,000
November 1 - 30, 2013	5,674,181	15.05	5,674,181	1,325,819
December 1 - 31, 2013	5,045,822	14.89	5,045,822	16,279,997
	10,720,003	14.97	10,720,003

(1)
On December 12, 2011, our board of directors approved a share repurchase program of up to 7,000,000 of our common shares with no stated expiration date. On December 2, 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no stated expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.

Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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

Balance Sheet Data

	As of December 31,
$ in thousands	2013		2012	2011	2010	2009
Mortgage-backed securities, at fair value	17,348,657		18,470,563	14,214,149	5,578,333	802,592
Residential loans, held-for-investment, net of loan loss reserves	1,810,262		—	—	—	—
Commercial loans, held-for-investment, net of loan loss reserves	64,599		—	—	—	—
Total assets	20,350,979	(1)	18,914,760	14,772,167	5,862,399	853,400
Repurchase agreements	15,451,675		15,720,460	12,253,038	4,344,659	545,975
Asset-backed securities	1,643,741	(1)	—	—	—	—
Exchangeable senior notes	400,000		—	—	—	—
TALF financing(2)	—		—	—	—	80,377
Total shareholders’ equity	2,376,115		2,558,098	1,892,338	1,019,150	180,515
Non-controlling interest	27,120		31,422	25,075	31,664	29,795
Total equity	2,403,235		2,589,520	1,917,413	1,050,814	210,310

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of Invesco Mortgage Capital Inc.). As of December 31, 2013, total assets of the consolidated VIEs were $1,819,295, and total liabilities of the consolidated VIEs were $1,648,400. Refer to Note 3 - "Variable Interest Entities" for further discussion.

(2)
In 2009, we financed our investments in CMBS with financing under the U.S. Government's Term Asset-Backed Securities Loan Facilities ("TALF") which was repaid in 2010 and replaced with repurchase agreements.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except per share data	2013	2012	2011	2010	2009
Interest income	682,360	566,830	453,352	134,229	23,529
Interest expense	332,252	237,405	155,241	29,556	4,627
Net interest income	350,108	329,425	298,111	104,673	18,902
Provision for loan losses	884	—	—	—	—
Net interest income after provision for loan losses	349,224	329,425	298,111	104,673	18,902
Other income (loss)	(152,974)	54,267	18,804	11,145	2,073
Expenses	53,144	39,684	30,118	12,093	3,464
Net income	143,106	344,008	286,797	103,725	17,511
Net income attributable to non-controlling interest	1,486	4,123	4,882	5,326	2,417
Net income attributable to Invesco Mortgage Capital Inc.	141,620	339,885	281,915	98,399	15,094
Dividends to preferred shareholders	10,851	5,395	—	—	—
Net income attributable to common shareholders	130,769	334,490	281,915	98,399	15,094
Earnings per share:
Net income attributable to common shareholders
Basic	0.99	2.89	3.27	3.78	3.37
Diluted	0.99	2.89	3.27	3.78	3.37
Dividends declared per common share	2.30	2.60	3.42	3.49	1.66
Weighted average number of shares of common stock:
Basic	132,714	115,559	86,365	26,039	4,480
Diluted	134,174	117,012	87,804	27,468	5,198

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in the Part IV. Item 15. of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We are a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes to the extent that we annually distribute all of our taxable income to our shareholders and maintain our qualification as a REIT. We operate our business in a manner that permits us to maintain our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “1940 Act”).
Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Agency residential mortgage-backed securities ("RMBS"), for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally-chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. government agency or a federally chartered corporation;

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We finance our investments in Agency RMBS, non-Agency RMBS and CMBS, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. We finance our residential loans through asset-backed securities ("ABS"). We have also issued exchangeable notes to finance investments in our target assets.
Capital Activities
On January 28, 2013, we completed a public offering of 15,000,000 shares of common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and offering costs. In the first quarter of 2013, a wholly-owned subsidiary issued $400.0 million aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2018, resulting in total net proceeds of $387.7 million, after deducting financing expenses.
During the year ended December 31, 2013, we issued 1,770,106 shares of common stock at an average price of $21.31 under the share repurchase feature of our Dividend Reinvestment and Share Purchase Plan (“DRSPP”) with total proceeds of $37.7 million, net of issuance costs of $219,000.
For the quarter and year ended December 31, 2013, we repurchased 10,720,003 shares of our common stock at an average price of $14.97 per share for a net cost of $160.5 million, including acquisition expenses. On December 2, 2013, our board of directors authorized the repurchase of an additional 20,000,000 shares of our common stock with no stated expiration date. Our board of directors has approved an aggregate repurchase of 27,000,000 shares of our common stock to date.
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
Market Conditions
Market conditions continue to improve as the U.S. economy moves forward from the financial crisis.  Residential mortgage delinquencies in the U.S. continued to decline in 2013 to 6.41% of all loans according to the Mortgage Bankers Association as of September 2013 data from 7.40% a year earlier. Better delinquencies are, in part, the result of unemployment declining from 7.9% to 6.7%, and existing home sales median prices increasing by 9.7% on a nationwide basis in 2013 according to the National Association of Realtors, as well as further progress in resolving the shadow inventory of distressed properties. In this improved housing environment, legacy non-Agency RMBS not guaranteed by a GSE and issued prior to the crisis performed well in 2013. Private label securitization of new mortgages was constrained as modest demand for senior tranches negatively impacted transaction economics. In July, the first of three GSE risk-sharing transactions was priced and found healthy demand from institutional investors.
The delinquency rate for commercial real estate loans collateralizing CMBS decreased in 2013, and stands at 7.43% as of December 2013 data versus 9.71% a year ago.  Commercial real estate prices have recovered 79.9% of their peak to trough decline, according to Moody's Commercial Property Price Indices. CMBS issued prior to the crisis performed well in 2013. New issuances of CMBS continued to grow in 2013 and were met with reasonably strong demand.
The U.S. Federal Reserve has communicated that the quantitative easing ("QE") program will be reduced, or “tapered,” beginning with a $10 billion reduction in January purchases of Agency RMBS. Further reduction in purchases will be announced from time-to-time by the Federal Reserve and likely will be dependent on prospective economic data. The Federal Reserve purchasing program is expected to end in late 2014.   The expected timing and degree of the reduction in QE has the potential to adversely impact Treasury and Agency RMBS valuations going forward by reducing overall demand for these assets and potentially increasing price volatility.
In response to the Federal Reserve's announced plans to reduce purchases of Agency RMBS, the interest rate on ten year U.S. Treasury Notes rose 1.27% in 2013 to 3.03% as of December 31, 2013 as economic activity improved despite inflation remaining low.  The largest term interest rate increases occurred in May and June following comments from the Federal Reserve regarding the possibility of QE tapering of bond purchases in late 2013. During that two-month period interest rate volatility spiked and rates on current coupon Agency RMBS rose nearly a full 1% while U.S. Treasury ten year rates rose 0.81%.  As a result, prices on 30 year current coupon Agency RMBS fell by approximately 7% during those two months. RMBS and CMBS prices also fell in those two months along with other fixed rate bonds as demand for fixed income assets generally fell out of concern over rising interest rates.
While we use hedging strategies in an attempt to reduce interest rate exposure, the sharp increase in interest rates caused a net reduction in our book value. Investors responded to these declines in book value and we saw the value of our stock price decline the second half of 2013. With the Federal Reserve’s decision to taper, we increased our efforts to lower the interest rate sensitivity of our portfolio. One of the steps that we took was to sell fixed-rate Agency RMBS, which led us to record a loss on sale of assets in the third and fourth quarters of 2013. The total losses in those quarters were greater than the earnings from our portfolio and as such we recorded a net loss for those periods.
We believe we have reduced the interest rate sensitivity of our portfolio, resulting in greater book value stability beginning in the fourth quarter of 2013. As interest rates increased during the fourth quarter, our book value improved 1.9%. Prices of Agency RMBS could continue to come under pressure as the market adjusts to the Federal Reserve tapering of QE. It is possible that we may realize further losses on the sale of assets in future periods and these losses may exceed our earnings. In addition, as of December 31, 2013 we have elected to discontinue hedge accounting for our portfolio of interest rate swaps. As a result, changes in the value of our swaps will be recorded as part of net income rather than Other Comprehensive Income (Loss). This change will cause our net income to be more volatile in future periods. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Several of the provisions are described later in this paragraph. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas. Under the Dodd-Frank Act, new underwriting requirements for residential mortgage loans have been adopted.  The Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that the borrower has a reasonable ability to repay the loan. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage (“QM”) framework that provides certain legal protections to originators originating residential mortgage loans under the QM framework.  While substantially similar to ATR underwriting requirements, QM requires the originator to consider additional factors when originating a new loan. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the effect of these regulations and others could affect our ability to securitize or invest in newly originated loans in the future.
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

Investment Activities
Entering 2013 we began positioning the portfolio to take advantage of opportunities created by an improving housing market and our belief that there would be better availability of credit for borrowers. We believed the improving market would help private label securitization volumes grow and that a pilot program for risk-sharing between GSEs and private investors would begin. During 2013, we participated in five residential loan securitizations that are consolidated on our balance sheet, and participated in risk-sharing transactions issued by both Fannie Mae and Freddie Mac. We also began a commercial real estate lending program and originated four loans in addition to investing in securitized mezzanine loans. While we did participate in new opportunities, the size of these investments is still a relatively small portion of our equity.  We expect to pursue opportunities to increase the percentage of our equity invested in three areas during 2014: commercial mortgage loans, subordinate interests in residential loan securitizations and GSE risk-sharing transactions.
The interest rate environment and our views on how it will change have a significant impact on our portfolio decisions. During 2013, we focused on transitioning the portfolio to be less sensitive to interest rate movements. This included investing in credit assets, reducing repurchase agreement leverage and increasing our hedging positions. To provide economic stimulus, the Federal Reserve has been purchasing Agency RMBS which has had the effect of holding mortgage interest rates low. In May, the Federal Reserve announced it would reduce purchases later in 2013. As a result of this announcement, we sold lower coupon 30-year fixed-rate Agency RMBS replacing them with Agency hybrid adjustable-rate mortgages ("ARM") and credit assets. In addition, we increased our hedging with interest rate swaps from $8.0 billion notional at December 31, 2012 to $12.8 billion at December 31, 2013, or by 60.0%, and increased the average remaining term of the swaps from 4.0 to 5.1 years. We also entered into payer swaptions to further reduce interest rate risk in the second quarter. As a result of all of these actions we believe we have significantly reduced interest rate and funding risk relative to the prior year.
As of December 31, 2013, 49.2% (2012: 48.6%) of our equity was invested in Agency RMBS, 35.3% (2012: 28.9%) in non-Agency RMBS, 24.4% (2012: 21.1%) in CMBS, 3.0% (2012: 0%) in residential loans, held-for-investment, 2.7% (2012: 0%) in commercial loans, held-for-investment and 1.9% (2012: 1.4%) in unconsolidated joint ventures.
We own 30 year fixed-rate Agency RMBS securities that offer higher coupons and call protection based on the collateral attributes. In addition, we hold 15 year fixed-rate Agency RMBS securities, Agency hybrid ARM RMBS and Agency ARM RMBS we believe to have similar durations based on the prepayment speeds. In addition, we own Agency collateralized mortgage obligations ("CMO") that are interest only securities. During 2013, we adjusted our portfolio to reduce interest rate exposure. This included reducing our position in 30 year and 15 year fixed-rate Agency RMBS both through sale of assets as well as through principal prepayments.
The table below shows the breakdown of our investment portfolio:

$ in thousands	December 31, 2013	December 31, 2012
Agency RMBS:
30 year fixed-rate, at fair value	6,702,153	10,008,737
15 year fixed-rate, at fair value	1,744,281	2,130,896
Hybrid ARM, at fair value	1,770,558	587,168
ARM, at fair value	253,282	115,766
Agency CMO, at fair value	474,514	504,439
Non-Agency RMBS, at fair value	3,775,309	3,079,036
CMBS, at fair value	2,628,560	2,044,521
Residential loans, at amortized cost	1,810,262	—
Commercial loans, at amortized cost	64,599	—
Total MBS and Loans portfolio	19,223,518	18,470,563
Our portfolio of investments that have credit exposure include non-Agency RMBS, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, during 2013, we increased our exposure to credit assets as we view the improving economy will provide better risk adjusted returns for this asset class while having lower interest rate exposure.

With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS consisting of prime and Alt-A loans. In addition, we have invested in re-securitization of real estate mortgage investment conduit ("Re-REMIC") senior RMBS that we believe provide attractive risk adjusted returns based on the significant credit subordination they contain. Based on our view of the improving housing market, we added to our position of non-Agency RMBS during 2013.
Our CMBS portfolio generally consists of assets originated prior to 2008, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program (“Freddie K”). During 2013, we grew our CMBS portfolio approximately $584.0 million based on our view of the improving risk and return offered by this asset class. The primary focus of our investments was in the CMBS 2.0 where we grew the percentage of our total CMBS portfolio to approximately 66.6% in 2013 from approximately 56.1% in 2012.
During 2013, we expanded our portfolio of credit assets by adding residential and commercial real estate loans. Our residential loan portfolio consists of prime jumbo mortgages that generally have been originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics including but not limited to high FICO scores, low or no delinquencies and low loan-to-value ratios based on current home values. For further details on the loan portfolio, refer to Note 5 - "Residential Loans Held-for-Investment."
Our commercial real estate loan portfolio includes mezzanine loans we originated. These loans are secured by the borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. As these are floating rate loans we believe these assets provide an attractive risk adjusted return without interest rate exposure.
Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of December 31, 2013:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Re-REMIC Senior (1)	—%	—%	—%	—%	0.3%	—%	0.7%	3.1%	25.4%	8.5%	0.3%	38.3%
Prime	0.4%	0.8%	4.5%	4.1%	9.2%	2.3%	—%	—%	0.2%	—%	18.4%	39.9%
Alt-A	—%	0.3%	8.8%	5.6%	6.5%	—%	—%	—%	—%	—%	—%	21.2%
Subprime	—%	—%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	—%	0.6%
Total Non-Agency	0.4%	1.1%	13.3%	9.8%	16.5%	2.3%	0.7%	3.1%	25.6%	8.5%	18.7%	100.0%
CMBS	—%	—%	12.3%	13.3%	0.8%	—%	—%	11.2%	28.7%	14.9%	18.8%	100.0%

(1)
For Re-REMIC Seniors, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC Senior investments is 10.1% 2005, 37.6% 2006 and 52.3% 2007. Additionally, 10.4% of our Re-REMIC holdings are not senior classes.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of December 31, 2013:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	46.4%	California	14.9%
Florida	6.8%	New York	12.6%
New York	6.0%	Texas	9.5%
Virginia	3.7%	Florida	6.0%
New Jersey	3.4%	Illinois	5.0%
Maryland	3.3%	Pennsylvania	3.9%
Washington	3.1%	Ohio	3.0%
Illinois	2.5%	New Jersey	2.9%
Massachusetts	2.3%	Virginia	2.7%
Arizona	2.2%	North Carolina	2.7%
Other	20.3%	Other	36.8%
Total	100.0%	Total	100.0%
The vintage and geographic concentrations have not significantly changed since December 31, 2012.
The following table displays certain characteristics of our residential loans held-for-investment at December 31, 2013 by year of origination.

$ in thousands	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	1,694	592	5	1	2,292
Current Principal Balance	1,286,127	495,016	2,188	652	1,783,983
Net Weighted Average Coupon Rate	3.54%	3.50%	3.54%	5.58%	3.53%
Weighted Average Maturity (years)	29.34	29.03	25.56	24.33	29.25
Current Performance:
Current	1,284,612	495,016	2,188	652	1,782,468
30 Day Delinquent	1,515	—	—	—	1,515
60 Days Delinquent	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—
Total	1,286,127	495,016	2,188	652	1,783,983
(1) None for 2011 and 2010.
The following table presents the five largest geographic concentrations of our residential loans at December 31, 2013 based on principal balance outstanding:

State	Percent
California	49.8%
Illinois	6.2%
Massachusetts	5.1%
Virginia	4.1%
Maryland	4.1%
Other states (none greater than 4%)	30.7%
Total	100.0%

Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). As of December 31, 2013, we had entered into repurchase agreements totaling $15.5 billion (2012: $15.7 billion). The decrease in the amount of the repurchase agreement balance was due to the repositioning of our portfolio.
We also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of December 31, 2013, $94.6 million (2012: $82.9 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.
The Company records the liability for MBS purchased for which settlement has not taken place as an investment related payable. As of December 31, 2013 and 2012, the Company had investment related payables of $28.8 million and $63.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled MBS purchases at December 31, 2013. The Company records a receivable for MBS sold for which settlement has not taken place as an investment-related receivable. As of December 31, 2013 and 2012, the Company had investment related receivables of $515.4 million and $41.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to an increase in unsettled sold MBS as of December 31, 2013.
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

On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices are not impacted. However, our accounting for these transactions will change prospectively. All of our swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of our interest rate swap agreements will be recorded in other income (loss) in our consolidated statements of operations, rather than in accumulated other comprehensive income (loss). Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense will instead be recognized in other income (loss) in our consolidated statements of operations. This change had no impact on our results of operations for the three or twelve month periods ended December 31, 2013. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
As of December 31, 2013, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.8 billion (2012: $8.0 billion) of borrowings under our repurchase agreements. As of December 31, 2013, included in this amount we had forward starting swaps with a total notional amount of $2.0 billion, with starting dates ranging from February 24, 2015 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of December 31, 2013, we held approximately $1.2 billion in interest rate swaptions (2012: $850 million) with an unrealized loss of $17.0 million (2012: $3.9 million unrealized loss). During the year ended December 31, 2013, we sold interest rate swaptions with a notional amount of $4.2 billion and recognized a realized gain of $56.3 million. We did not sell any interest rate swaptions in 2012. We purchase interest swaptions to reduce the impact that interest rate volatility has on our portfolio. The increase in the notional amount of swaptions held was due to our views on the potential for higher interest rate volatility as the Federal Reserve tapers QE.
As of December 31, 2013, we held $100.0 million (2012: $0) in notional amount of short U.S. Treasury futures and an unrealized gain of $2.6 million. During the year ended December 31, 2013, we sold U.S. Treasury futures of $100.0 million notional amount and recognized a loss of $2.4 million. We invest in U.S. Treasury futures to help mitigate the potential impact of change in interest rates on the performance of our portfolio.
Book Value per Share
Our book value per common share was $17.97, $20.83 and $16.41 as of December 31, 2013, 2012 and 2011, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at the sole election of the Company. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that are recorded in Other Comprehensive Income (Loss) on our balance sheet. Refer to Note 4 – “Mortgage-Backed Securities” for the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS, change in our interest income recognition, allowance for loan losses, inclusion of the change in derivative values in our income rather than other comprehensive income and an increase in our tax liability among other effects.

Securities. We record our MBS as available-for-sale and report them at fair value based on prices received from third-party sources. The valuation service uses various observable inputs which may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed Securities."

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
Residential and Commercial loans. Residential loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. Commercial loans held-for-investment, are carried at cost net of any allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios are adjusted for current economic conditions as deemed necessary by management. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party vendor to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies.”

Interest Income Recognition. Interest income on available-for-sale securities, which includes accretion of discounts and amortization of premiums, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments

(prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and interest income. Interest income from the Company’s residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. Interest is recognized as revenue when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.

Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate risk. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the derivative meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly will result in changes in the fair value of the derivative being reported in earnings rather than other comprehensive income. Further information including information on our discontinued use of hedge accounting effective on December 31, 2013 is provided in Note 9 - “Derivatives and Hedging Activities.”

Income Taxes. We have elected to be taxed as a REIT. Accordingly, we generally will not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. The REIT qualifications rules are complex and failure to apply them correctly could subject the Company to U.S. federal, state and local income taxes.
Expected Impact of New Authoritative Guidance on Future Financial Information
None.

Results of Operations
The table below presents certain information from our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
$ in thousands, except per share data	2013	2012	2011
Interest Income
Mortgage-backed securities	646,787	566,830	453,352
Residential loans	34,122	—	—
Commercial loans	1,451	—	—
Total interest income	682,360	566,830	453,352
Interest Expense
Repurchase agreements	287,547	237,405	155,241
Exchangeable senior notes	18,023	—	—
Asset-backed securities	26,682	—	—
Total interest expense	332,252	237,405	155,241
Net interest income	350,108	329,425	298,111
Provision for loan losses	884	—	—
Net interest income after provision for loan losses	349,224	329,425	298,111
Other income (loss)
Gain (loss) on sale of investments, net	(199,449)	48,215	10,959
Equity in earnings and fair value change in unconsolidated ventures	5,345	7,169	3,301
Realized and unrealized gain (loss) on interest rate derivative instruments	40,003	(4,232)	(764)
Realized and unrealized credit default swap income	1,127	3,115	5,308
Total other income (loss)	(152,974)	54,267	18,804
Expenses
Management fee — related party	42,639	35,658	26,259
General and administrative	10,505	4,026	3,859
Total expenses	53,144	39,684	30,118
Net income	143,106	344,008	286,797
Net income attributable to non-controlling interest	1,486	4,123	4,882
Net income attributable to Invesco Mortgage Capital Inc.	141,620	339,885	281,915
Dividends to preferred shareholders	10,851	5,395	—
Net income attributable to common shareholders	130,769	334,490	281,915
Earnings per share:
Net income attributable to common shareholders
Basic	0.99	2.89	3.27
Diluted	0.99	2.89	3.27
Weighted average number of shares of common stock:
Basic	132,714	115,559	86,365
Diluted	134,174	117,012	87,804

The table below presents certain information for our portfolio as of and for the years ended December 31, 2013, 2012 and 2011.

	As of and for the Years Ended
	December 31,
$ in thousands	2013	2012	2011
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,897,780	2,302,218	2,171,988
30 year fixed-rate, at amortized cost	10,217,822	8,395,560	4,547,867
ARM, at amortized cost	122,225	150,377	86,177
Hybrid ARM, at amortized cost	758,625	1,028,432	998,933
MBS-CMO, at amortized cost	496,607	465,469	91,861
Non-Agency RMBS, at amortized cost	3,602,772	2,524,635	2,057,477
CMBS, at amortized cost	2,412,694	1,461,359	1,006,164
Residential loans, at amortized cost	1,006,374	—	—
Commercial loans, at amortized cost	14,858	—	—
Average MBS and Loans portfolio	20,529,757	16,328,050	10,960,467
Average Portfolio Yields: (1)
Agency RMBS:
15 year fixed-rate	2.32%	2.54%	2.96%
30 year fixed-rate	2.88%	3.12%	3.59%
ARM	2.35%	2.51%	2.99%
Hybrid ARM	2.18%	2.60%	2.58%
MBS-CMO	2.26%	2.02%	3.39%
Non-Agency RMBS	4.60%	5.16%	6.79%
CMBS	4.64%	5.22%	5.44%
Residential loans	3.30%	n/a	n/a
Commercial loans	9.77%	n/a	n/a
Average portfolio	3.32%	3.47%	4.14%
Average Borrowings*:
Agency RMBS	12,107,119	11,161,176	7,146,066
Non-Agency RMBS	2,854,423	1,902,754	1,536,245
CMBS	1,900,365	1,108,438	791,212
Exchangeable senior notes	321,111	—	—
Asset-backed securities	916,786	—	—
Total borrowed funds	18,099,804	14,172,368	9,473,523
Maximum borrowings during the period (2)	19,710,901	16,227,024	12,253,038
Average Cost of Funds: (3)
Agency RMBS	0.40%	0.39%	0.27%
Non-Agency RMBS	1.60%	1.76%	1.47%
CMBS	1.45%	1.55%	1.35%
Exchangeable senior notes	5.61%	n/a	n/a
Asset-backed securities	2.91%	n/a	n/a
Unhedged cost of funds	0.92%	0.67%	0.56%
Hedged cost of funds	1.84%	1.68%	1.64%
Average Equity: (4)	2,577,817	2,262,851	1,625,794
Average debt/equity ratio (average during period)	7.0x	6.3x	5.8x
Debt/equity ratio (as of period end)	7.3x	6.1x	6.4x

*	Average amounts for each period are based on weighted month-end balances.

47

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
Net Income Summary
For the year ended December 31, 2013, our net income attributable to common shareholders was $130.8 million (2012: $334.5 million; 2011: $281.9 million), or $0.99 (2012: $2.89; 2011: $3.27) basic and diluted net income per average share available to common shareholders.
The decrease to net income attributable to common shareholders for the year ended December 31, 2013 versus 2012 is primarily attributable to the sale of MBS at a loss during 2013. During 2013, interest rates on mortgage loans increased resulting in a decline in the value of certain MBS we owned. In response to the changing interest rate environment, we sold certain MBS realizing a net loss of $199.4 million and invested the proceeds in other target assets.
The increase to net income attributable to common shareholders for the year ended December 31, 2012 versus 2011 is primarily attributable to the growth in our average investment portfolio resulting from our preferred stock and common stock offerings during 2012 and 2011. Our average MBS portfolio increased $5.4 billion during 2012 over 2011.

Non-GAAP Financial Measures
Core earnings is a non-GAAP financial measure. We calculate core earnings as U.S. GAAP net income attributable to common shareholders excluding gain (loss) on sale of investments, net and realized and unrealized gain (loss) on interest rate derivative instruments. We record changes in the valuation of our investment portfolio and certain interest rate swaps in other comprehensive income. In addition, we use swaptions and invest in U.S. Treasury futures that do not qualify under U.S. GAAP for inclusion in other comprehensive income, and, as such, the changes in valuation are recorded in the period in which they occur. For internal portfolio analysis, our management deducts these gains and losses from U.S. GAAP net income to provide a consistent view of investment portfolio performance across reporting periods.
We believe the presentation of core earnings allows investors to evaluate and compare our performance to that of our peers because core earnings measures investment portfolio performance over multiple reporting periods by removing realized and unrealized gains and losses. As such, we believe that the disclosure of core earnings is useful and meaningful to our investors.
However, we caution that core earnings should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity, or an indication of amounts available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from those employed by other companies for a similarly described measure and, therefore, may not be comparable.

The table below provides a reconciliation of U.S. GAAP net income attributable to common shareholders to core earnings for the following periods:
Reconciliation of Net Income Attributable to Common Shareholders to Core Earnings

	Years Ended December 31,
$ in thousands, except per share data	2013	2012	2011
Net income attributable to common shareholders	130,769	334,490	281,915
Adjustments
(Gain) loss on sale of investments, net	199,449	(48,215)	(10,959)
Realized gain on interest rate derivative instruments	(53,926)	—	—
Unrealized loss on interest rate derivative instruments	13,923	4,232	764
Total adjustments	159,446	(43,983)	(10,195)
Core earnings	290,215	290,507	271,720
Basic earnings per common share	0.99	2.89	3.27
Core earnings per share attributable to common shareholders	2.19	2.52	3.15

Interest Income and Average Earning Asset Yield
Our primary source of income is interest earned on our investment portfolio. During 2013, we had average earning assets of approximately $20.5 billion (2012: $16.3 billion; 2011: $11.0 billion) and earned interest income of $682.4 million (2012: $566.8 million; 2011: $453.4 million). The yield on our average investment portfolio was 3.32% (2012: 3.47%; 2011: 4.14%).
The change in our average assets and the portfolio yield for 2013 versus 2012 was primarily attributable to investing capital from our equity and debt offerings and by changing our portfolio composition. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. The change in our average assets and the portfolio yield for 2012 versus 2011 was primarily the result of the increase in our investment portfolio in connection with adding leverage and utilizing proceeds from our preferred stock offerings during 2012 and a change in our portfolio composition as we increased our equity allocation to Agency RMBS at lower yields and higher leverage. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 9.7 and 13.1 for the three months ended December 31, 2013 and September 30, 2013, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2013		September 30, 2013
	Company	Cohort	Company	Cohort
15 year Agency RMBS	12.3	14.1	15.9	23.9
30 year Agency RMBS	8.1	9.7	10.1	14.2
Agency Hybrid ARM RMBS	6.4	NA	18.1	NA
Non-Agency RMBS	12.4	NA	17.3	NA
Overall	9.7	NA	13.1	NA

Interest Expense and the Cost of Funds
Our largest expense is the interest expense on borrowed funds. For 2013, we had average borrowed funds of $18.1 billion (2012: $14.2 billion; 2011: $9.5 billion) and total interest expense of $332.3 million (2012: $237.4 million; 2011: $155.2 million).
The increase in average borrowed funds and interest expense for 2013 versus 2012 was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS.
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
For the year ended December 31, 2013, our average hedged cost of funds was 1.84% (2012: 1.68%; 2011: 1.64%). Since a substantial portion of our repurchase agreements are short-term, changes in market rates are directly reflected in our interest expense. Interest expense includes borrowing costs under repurchase agreements, borrowing costs on our exchangeable senior notes, borrowing costs under our ABS, as well as any hedging costs.
Net Interest Income
Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2013, totaled $350.1 million (2012: $329.4 million; 2011: $298.1 million). Our net interest rate margin for the year ended December 31, 2013, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.48% (2012: 1.79%; 2011: 2.50%).
The increase in net interest income for 2013 versus 2012 was primarily the result of increasing our investment portfolio, while the decrease in our net interest rate margin was a direct result of our change in asset mix in our portfolio composition and an increase in our cost of funds from additional interest rate swaps, the issuance of our exchangeable senior note and ABS. The increase in net interest income for 2012 versus 2011 was primarily the result of increasing our investment portfolio with the net proceeds of our preferred stock offering. The decrease in net interest margin was primarily due to a lower average earning asset yield. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
During 2013, we began investing in residential and commercial loans, held-for-investment and evaluated these investments to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a loan loss reserve of $884,000 for the year ended December 31, 2013 (2012: $0; 2011: $0). During the year ended December 31, 2013 there were no charge-offs of loans.
Gain/Loss on Sale of Investments
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During 2013, changes in interest rates resulted in a decline in the value of Agency RMBS. We repositioned the portfolio to be less sensitive to interest rate changes. We sold securities and recognized a net loss of approximately $199.4 million for the year ended December 31, 2013 (2012: net gain of $48.2 million; 2011: net gain of $11.0 million).
Loss on Other-Than-Temporary Impaired Securities
For the year ended December 31, 2013, we recognized no losses (2012: $0; 2011: $0) on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed Securities” for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures
For the year ended December 31, 2013, we recognized equity in earnings of approximately $1.6 million (2012: $3.0 million; 2011: $6.0 million) and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of approximately $1.5 million (2012: unrealized gain of $671,000; 2011: unrealized loss of $3.8 million), respectively. The decrease in equity in earnings and increase in unrealized income on the change in fair value was primarily the result of realizing less gains on investments sold during 2013 and a decrease in the fair value of investments remaining in the Invesco IMRF Fund at December 31, 2013.
In 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the year ended December 31, 2013, we recognized equity in earnings and unrealized gain on the change in fair value of our investment in the IMRF LLC of approximately $1.2 million (2012: $3.8 million; 2011: $759,000) and $1.1 million (2012: unrealized loss of $315,000; 2011: unrealized gain of $325,000), respectively.
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
On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
The tables below summarize our realized and unrealized gain (loss) on interest rate derivative instruments for the following periods:

	Year ended December 31, 2013
$ in thousands	Realized gain (loss) on interest rate derivative instruments	Unrealized gain (loss) on interest rate derivative instruments	Realized and Unrealized gain (loss) on interest rate derivative instruments
Derivative instruments:
Interest rate swaps, ineffective portion	—	535	535
Interest rate swaptions	56,279	(17,048)	39,231
U.S. Treasury future contracts	(2,353)	2,590	237
Total	53,926	(13,923)	40,003

	Year ended December 31, 2012
$ in thousands	Realized gain (loss) on interest rate derivative instruments	Unrealized gain (loss) on interest rate derivative instruments	Realized and Unrealized gain (loss) on interest rate derivative instruments
Derivative instruments:
Interest rate swaps, ineffective portion	—	(369)	(369)
Interest rate swaptions	—	(3,863)	(3,863)
U.S. Treasury future contracts	—	—	—
Total	—	(4,232)	(4,232)

	Year ended December 31, 2011
$ in thousands	Realized gain (loss) on interest rate derivative instruments	Unrealized gain (loss) on interest rate derivative instruments	Realized and Unrealized gain (loss) on interest rate derivative instruments
Derivative instruments:
Interest rate swaps, ineffective portion	—	(764)	(764)
Interest rate swaptions	—	—	—
U.S. Treasury future contracts	—	—	—
Total	—	(764)	(764)
In 2010, we entered into a credit default swap (“CDS”) contract. For the year ended December 31, 2013, we recognized income of $1.1 million (2012: $3.1 million; 2011: $5.3 million) on our investment in the CDS of which $865,000 (2012: $180,000 gain; 2011: $1.3 million gain) is an unrealized loss based on change in the fair market value of the CDS and $2.0 million (2012: $2.9 million; 2011: $4.0 million) represents premium payments we receive for providing protection. The decrease in income from 2012 to 2013 was due to a lower average notional amount of the CDS outstanding and a mark-to-market adjustment recorded in 2012 that did not repeat in 2013.
Expenses
For the year ended December 31, 2013, we incurred management fees of $42.6 million (2012: $35.7 million; 2011: $26.3 million), which are payable to our Manager under our management agreement. The increase in management fees is attributable to an increase in shareholders’ equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013. Refer to Note 12 – “Related Party Transactions” for a discussion of the management fee and our relationship with our Manager.
For the year ended December 31, 2013, our general and administrative expense of $10.5 million (2012: $4.0 million; 2011: $3.9 million) includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is partly attributable to acquisition and direct operating costs of five consolidated VIEs acquired during 2013, which amounted to $3.7 million in 2013. In addition, costs for audit and tax services, accounting and legal services increased due to an increase in investment activities in 2013.
Net Income after Preferred Dividends and Return on Average Equity
For the year ended December 31, 2013, our net income after preferred dividends was $132.3 million (2012: $338.6 million; 2011: $286.8 million) and our annualized return on average equity was 5.13% (2012: 14.96%; 2011: 17.64%). The change in net income after preferred dividends and return on average equity was primarily the result of the changes in our portfolio composition in 2013 and 2012 and the increase in realized and unrealized losses on sale of MBS and derivative instruments. The decrease in return on average equity was the result of realized and unrealized gains on interest rate swaptions offset by a lower asset yields on the portfolio as a result of the interest rate environment.

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
We held cash and cash equivalents of $210.6 million at December 31, 2013 (2012: $286.5 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $490.5 million for the year ended December 31, 2013 (2012: $427.5 million; 2011: $305.4 million). The cash provided by operating activities increased due to the increase in net interest income earned by our portfolio, which resulted from the increase in average interest earning assets of $20.5 billion in investments, including residential and commercial loans at December 31, 2013 as compared to $16.3 billion at December 31, 2012 and $11.0 billion at December 31, 2011.
Our investing activities used net cash of $2.3 billion for the year ended December 31, 2013 (2012: $3.7 billion; 2011: $9.1 billion). During the year ended December 31, 2013 we utilized cash to purchase $8.3 billion in securities and $1.9 billion in residential loans which were offset by proceeds from asset sales of $5.0 billion, principal payments of $2.8 billion and principal repayments on residential loans of $44.0 million. In addition, during the year ended December 31, 2013 we originated commercial loans of $64.0 million. During the year ended December 31, 2012 we utilized cash to purchase $9.2 billion in securities, sold $2.9 billion of securities and received principal payments of $2.6 billion. During the year ended December 31, 2011 we utilized cash to purchase $13.7 billion in securities and sold $3.1 billion of securities and received principal payments of $1.5 billion. During 2013 and 2012, we utilized proceeds generated from our financing activities to increase our investment portfolio, resulting in an increase in purchases of MBS and residential loans.
Our financing activities for the year ended December 31, 2013 consisted of net proceeds from our common stock offering and our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $396.5 million in equity, net proceeds from the issuance of our exchangeable senior notes of $400.0 million, and net proceeds from our ABS of $1.7 billion, reduced by financing costs incurred of $16.2 million and offset by principal repayments of ABS of $41.7 million and net principal repayments on our repurchase agreements of $240.9 million. In addition, during the year ended December 31, 2013 we repurchased shares of common stock totaling $160.5 million.
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

The table below shows the allocation of our equity and repurchase agreement debt-to-equity ratio as of December 31, 2013. The amount of equity allocated to an asset class as well as the amount of leverage applied has a direct impact on our interest income. Repurchase agreement borrowings are short-term and subject to refinancing risk. The leverage on each class of assets may periodically exceed the stated ranges as we adjust our portfolio allocations and related borrowings to obtain the best available financing sources and minimize total interest expense.

$ in millions	Agency	Non-Agency	CMBS	Total
Repurchase agreements(1)	10,282	3,088	2,082	15,452
Equity allocation(2)	1,182	921	587	2,690
Repurchase Agreement Debt / Equity Ratio	8.7	3.4	3.5	5.7

(1)	Non-Agency repurchase agreements include borrowings that are collateralized by securities that are eliminated in consolidation.

(2)
Equity allocation is generally equal to the asset balances for the listed category less borrowings. We also allocate other balance sheet assets and liabilities to each asset type. The total equity allocated to repurchase agreements exceeds the total equity on our consolidated balance sheets since we do not allocate the exchangeable senior notes to individual asset categories.

As of December 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.51% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was 18.3% and under our repurchase agreements for CMBS was 18.68%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS range from a low of 10% to a high of 50% and for CMBS range from a low of 10% to a high of 30%. Our hedged cost of funds was 1.84% and 1.68% as of December 31, 2013 and 2012, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 7.3x as of December 31, 2013 (2012: 6.1x). The increase in total debt-to-equity was primarily due to the issuance of our $400.0 million exchangeable senior notes and the addition of $1.6 billion in consolidated asset-backed securities that were new types of borrowings for 2013.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the year ended December 31, 2013, we issued 1,770,106 shares of common stock (2012: 776,361 shares; 2011: 4,121,638 shares) at an average price of $21.31 under the DRSPP with total proceeds of approximately $37.7 million, of which 1,752,503 shares of common stock (2012: 11,521 shares; 2011: 11,912 shares) were issued at an average offering price of $21.35 under the waiver feature of the DRSPP.
On December 12, 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. On December 2, 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. Shares of the our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the twelve months ended December 31, 2013, we repurchased 10,720,003 shares of our common stock at an average repurchase price of $14.97 per share for a net cost of $160.5 million, including acquisition expenses. During the twelve months ended December 31, 2012, we did not repurchase any shares of our common stock. As of December 31, 2013, we had authority to purchase 16,279,997 shares of our common stock through this program.

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

Contractual Commitments
As of December 31, 2013, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	15,451,675	15,451,675	—	—	—
Invesco IMRF Fund and AIV Fund	5,422	5,422	—	—	—
Commercial loans	15,376	15,376	—	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Total contractual obligations	15,872,473	15,472,473	—	400,000	—
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (1)	1,633,688	168,505	293,382	241,118	930,683
Anticipated interest payments on ABS (2)	897,353	51,225	99,502	95,311	651,315
Total obligations of entities consolidated for financial reporting purposes	2,531,041	219,730	392,884	336,429	1,581,998
Total consolidated obligations and commitments	18,403,514	15,692,203	392,884	736,429	1,581,998

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

As of December 31, 2013, we have approximately $16.0 million and $91.2 million in contractual interest payments related to our repurchase agreements and exchangeable senior notes, respectively.
Off-Balance Sheet Arrangements
We committed to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund, which, in turn, invests in our target assets. As of December 31, 2013 and 2012, approximately $94.6 million and $82.9 million of our commitment to the Invesco IMRF Fund and AIV Fund has been called, respectively. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.
We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as realized loss in the statements of operations.
Our only CDS contract was entered into on December 30, 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $8.0 million as of December 31, 2013 (2012: $12.4 million). The remaining notional amount of the CDS is $51.8 million at December 31, 2013 compared to $79.8 million at December 31, 2012, and we estimated the fair market value of the CDS to be $654,000 at December 31, 2013 compared to $1.5 million at December 31, 2012. As of December 31, 2013, we have not made any payments related to the CDS contract.

Shareholders’ Equity
On January 28, 2013, we completed a public offering of 15,000,000 shares of our common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and offering costs.
During the year ended December 31, 2013, we issued 1,770,106 shares of common stock (2012: $787,882 shares) at an average price of $21.31 (2012: $20.94) under the DRSPP with total proceeds to us of approximately $37.7 million (2012: $16.4 million), of which 1,752,503 shares of common stock (2012: 11,521) were issued at an average offering price of $21.35 (2012: $18.73) under the waiver feature of the DRSPP.
During the twelve months ended December 31, 2013, we repurchased 10.7 million shares of our common stock at an average repurchase price of $14.97 per share for a net cost of $160.5 million, including acquisition expenses. During the twelve months ended December 31, 2012, we did not repurchase any shares of our common stock. As of December 31, 2013, we had authority to purchase 16.3 million shares of our common stock through this program.
Unrealized Gains and Losses
Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income but rather are reflected on our balance sheet by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” For the year ended December 31, 2013, net unrealized loss included in shareholders’ equity is $245.9 million (2012: $485.7 million loss; 2011: $423.9 million loss).
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
On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent, non-executive directors, and to the officers and employees of the Manager (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. Effective July 1, 2013, our three independent, non-executive directors are each eligible to receive $60,000 in restricted common stock annually. For the year ended December 31, 2013, we recognized compensation expense of approximately $165,000 (2012: $166,000; 2011: $143,000) and issued 8,946 shares (2012: 8,767 shares; 2011: 7,053 shares) of restricted stock to our independent, non-executive directors pursuant to the Incentive Plan. The number of shares issued was determined based on the closing price of our common stock on the New York Stock Exchange on the actual date of grant.

During March 2013, we issued 16,835 restricted stock units to non-executive employees of the Manager, of which 237 units were forfeited during the year ended December 31, 2013. The restricted stock units vest equally in four installments on the anniversary date of each award. Compensation related to stock awards to employees of the Manager is recorded at the estimated fair value of the award during the vesting period. We make an upward or downward adjustment to compensation expense for the difference in fair value at the date of grant and date the award was earned.
During the year ended December 31, 2013, we issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units that vested under the Incentive Plan and 509 restricted stock units were forfeited.

Dividends
We intend to continue to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT to distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to pay regular quarterly dividends to our shareholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2013. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended December 31, 2013. Consequently, we believe we met the REIT income and asset test as of December 31, 2013. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of December 31, 2013. Therefore, as of December 31, 2013, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of December 31, 2013, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	13.80%	(1.14)%
+0.50%	19.86%	(0.71)%
-0.50%	(27.08)%	0.13%
-1.00%	(62.77)%	0.29%
Real Estate Risk
Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage loans, as well as the loans underlying the non-Agency RMBS and CMBS in our portfolio. We seek to manage this risk through our pre-acquisition due diligence process. In addition, with respect to any particular asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, loan delinquencies, default rates, and loss severity rates of various collateral types.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent auditors, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2013. Their report dated March 3, 2014, which is included herein, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule-15(f) and 15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2014 annual shareholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the caption “Security Ownership of Principal Stockholders,” “Security Ownership of Management,” and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 69-108 of this Report.
(a)(2) Financial Statement Schedules: See Index to Financial Statement Schedules contained herein on page 66 of this Report.
(a)(3) Exhibits: See Exhibit Index starting on page 64 of this Report.

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

4.3
Indenture, dated March 12, 2013, by and among IAS Operating Partnership LP, as issuer, Invesco Mortgage Capital Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of 5.00% Exchangeable Senior Notes due 2018 and the related guarantee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 15, 2013.

10.1
Registration Rights Agreement, dated as of July 1, 2009, among Invesco Mortgage Capital Inc. (formally known as Invesco Agency Securities Inc.), Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.) and Invesco Investments (Bermuda) Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.2
Registration Rights Agreement, dated March 12, 2013, among IAS Operating Partnership LP, Invesco Mortgage Capital Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 15, 2013.

10.3
Management Agreement, dated as of July 1, 2009, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc. and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.4
Amendment to Management Agreement, dated as of May 24, 2011, by and among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc., IAS Operating Partnership LP., and IAS Asset I LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.

10.5
First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.6	First Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated as of July 23, 2012.

10.7	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.

10.8	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.9	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.10	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald R. Ramon pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(b) Exhibits: See (a)(3) above.
(c) Financial Statement Schedules: See (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate	109

Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Invesco Mortgage Capital Inc.
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2014, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Invesco Mortgage Capital Inc.
We have audited the internal control over financial reporting of Invesco Mortgage Capital Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania

March 3, 2014

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

$ in thousands, except share and per share amounts	As of
ASSETS	December 31, 2013	December 31, 2012
Mortgage-backed securities, at fair value	17,348,657	18,470,563
Residential loans, held-for-investment, net of loan loss reserve	1,810,262	—
Commercial loans, held-for-investment, net of loan loss reserve	64,599	—
Cash and cash equivalents	210,612	286,474
Due from counterparties	1,500	—
Investment related receivable	515,404	41,429
Investments in unconsolidated ventures, at fair value	44,403	35,301
Accrued interest receivable	68,246	62,977
Derivative assets, at fair value	262,059	6,469
Deferred securitization and financing costs	13,894	—
Other investments	10,000	10,000
Other assets	1,343	1,547
Total assets(1)	20,350,979	18,914,760
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	15,451,675	15,720,460
Asset-backed securities	1,643,741	—
Exchangeable senior notes	400,000	—
Derivative liability, at fair value	263,204	436,440
Dividends and distributions payable	66,087	79,165
Investment related payable	28,842	63,715
Accrued interest payable	26,492	15,275
Collateral held payable	52,698	—
Accounts payable and accrued expenses	4,304	877
Due to affiliate	10,701	9,308
Total liabilities(1)	17,947,744	16,325,240
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized, 7.75% series A cumulative redeemable, 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference) at December 31, 2013 and 2012, respectively	135,356	135,362
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 124,510,246 and 116,195,500 shares issued and outstanding, at December 31, 2013 and 2012, respectively	1,245	1,162
Additional paid in capital	2,552,464	2,316,290
Accumulated other comprehensive income (loss)	(156,993)	86,436
Retained earnings (distributions in excess of earnings)	(155,957)	18,848
Total shareholders’ equity	2,376,115	2,558,098
Non-controlling interest	27,120	31,422
Total equity	2,403,235	2,589,520
Total liabilities and equity	20,350,979	18,914,760

(1)
The Company's consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of the Company). As of December 31, 2013 and December 31, 2012, total assets of the consolidated VIEs were $1,819,295 and $0, respectively, and total liabilities of the consolidated VIEs were $1,648,400 and $0, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
$ in thousands, except per share data	2013	2012	2011
Interest Income
Mortgage-backed securities	646,787	566,830	453,352
Residential loans	34,122	—	—
Commercial loans	1,451	—	—
Total interest income	682,360	566,830	453,352
Interest Expense
Repurchase agreements	287,547	237,405	155,241
Exchangeable senior notes	18,023	—	—
Asset-backed securities	26,682	—	—
Total interest expense	332,252	237,405	155,241
Net interest income	350,108	329,425	298,111
Provision for loan losses	884	—	—
Net interest income after provision for loan losses	349,224	329,425	298,111
Other income (loss)
Gain (loss) on sale of investments, net	(199,449)	48,215	10,959
Equity in earnings and fair value change in unconsolidated ventures	5,345	7,169	3,301
Realized and unrealized gain (loss) on interest rate derivative instruments	40,003	(4,232)	(764)
Realized and unrealized credit default swap income	1,127	3,115	5,308
Total other income (loss)	(152,974)	54,267	18,804
Expenses
Management fee — related party	42,639	35,658	26,259
General and administrative	10,505	4,026	3,859
Total expenses	53,144	39,684	30,118
Net income	143,106	344,008	286,797
Net income attributable to non-controlling interest	1,486	4,123	4,882
Net income attributable to Invesco Mortgage Capital Inc.	141,620	339,885	281,915
Dividends to preferred shareholders	10,851	5,395	—
Net income attributable to common shareholders	130,769	334,490	281,915
Earnings per share:
Net income attributable to common shareholders
Basic	0.99	2.89	3.27
Diluted	0.99	2.89	3.27
Weighted average number of shares of common stock:
Basic	132,714	115,559	86,365
Diluted	134,174	117,012	87,804
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
$ in thousands	2013	2012	2011
Net income	143,106	344,008	286,797
Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	(874,545)	573,158	(21,526)
Reclassification adjustments for (gain) loss included in gain (loss) on sale of investments, net	199,449	(48,215)	(10,959)
Unrealized gain (loss) on mortgage-backed securities, net	(675,096)	524,943	(32,485)
Unrealized gain (loss) on derivatives
Change in fair value	263,135	(182,272)	(494,053)
Reclassification adjustments for loss included in unrealized gain on interest rate derivative instruments	166,016	142,982	102,632
Unrealized gain (loss) on derivatives, net	429,151	(39,290)	(391,421)
Total Other comprehensive income (loss)	(245,945)	485,653	(423,906)
Comprehensive income (loss)	(102,839)	829,661	(137,109)
Less: Comprehensive income (loss) attributable to non-controlling interest	1,029	(10,049)	1,718
Less: Dividends to preferred shareholders	(10,851)	(5,395)	—
Comprehensive income (loss) attributable to common shareholders	(112,661)	814,217	(135,391)
The accompanying notes are an integral part of these consolidated statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

			Attributable to Common Shareholders
$ in thousands, except per share amounts	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	—	49,854,196	499	1,002,809	24,015	(8,173)	1,019,150	31,664	1,050,814
Net income	—	—	—	—	—	—	281,915	281,915	4,882	286,797
Other comprehensive loss	—	—	—	—	—	(417,306)	—	(417,306)	(6,600)	(423,906)
Proceeds from issuance of common stock, net of offering costs	—	—	65,533,550	655	1,296,545	—	—	1,297,200	—	1,297,200
Stocks awards	—	—	7,949	—	—	—	—		—	—
Common stock dividends	—	—	—	—	—	—	(288,810)	(288,810)	—	(288,810)
Common unit dividends	—	—	—	—	—	—	—	—	(4,874)	(4,874)
Amortization of equity-based compensation	—	—	—	—	189	—	—	189	3	192
Balance at December 31, 2011	—	—	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413
Net income	—	—	—	—	—	—	339,885	339,885	4,123	344,008
Other comprehensive income	—	—	—	—	—	479,727	—	479,727	5,926	485,653
Proceeds from issuance of common stock, net of offering costs	—	—	787,882	8	16,415	—	—	16,423	—	16,423
Proceeds from issuance of preferred stock, net of offering costs	5,600,000	135,362	—	—	—	—	—	135,362	—	135,362
Stocks awards	—	—	11,923	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(300,574)	(300,574)	—	(300,574)
Common unit dividends	—	—	—	—	—	—	—	—	(3,706)	(3,706)
Preferred stock dividends	—	—	—	—	—	—	(5,395)	(5,395)	—	(5,395)
Amortization of equity-based compensation	—	—	—	—	332	—	—	332	4	336
Balance at December 31, 2012	5,600,000	135,362	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520
Net income	—	—	—	—	—	—	141,620	141,620	1,486	143,106
Other comprehensive loss	—	—	—	—	—	(243,429)	—	(243,429)	(2,516)	(245,945)
Proceeds from issuance of common stock, net of offering costs	—	—	19,020,106	190	396,280	—	—	396,470	—	396,470
(Cost) proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	(6)	—	(6)
Repurchase of shares of common stock	—	—	(10,720,003)	(107)	(160,419)	—	—	(160,526)	—	(160,526)
Stocks awards	—	—	14,643	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(305,574)	(305,574)	—	(305,574)
Common unit dividends	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Preferred stock dividends	—	—	—	—	—	—	(10,851)	(10,851)	—	(10,851)
Amortization of equity-based compensation	—	—	—	—	313	—	—	313	4	317
Balance at December 31, 2013	5,600,000	135,356	124,510,246	1,245	2,552,464	(156,993)	(155,957)	2,376,115	27,120	2,403,235
The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	143,106	344,008	286,797
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	180,121	139,624	50,110
Amortization of residential loan and asset-backed securities premiums (discounts)	994	—	—
Amortization of commercial loan origination fees	(26)	—	—
Origination fee received net of cost paid	50	—	—
Provision for loan losses	884	—	—
Unrealized loss on interest rate derivative instruments	13,923	4,232	764
Unrealized (gain) loss on credit default swap	865	(180)	(1,339)
(Gain) loss on sale of mortgage-backed securities	199,449	(48,215)	(10,959)
(Gain) loss on termination of interest rate swaptions	(56,279)	—	—
Equity in earnings and fair value change in unconsolidated ventures	(5,345)	(7,169)	(3,301)
Amortization of equity-based compensation	317	336	192
Amortization of deferred securitization and financing costs	2,446	—	—
Non cash interest income capitalized in commercial loans	(832)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(5,269)	(8,810)	(31,664)
(Increase) decrease in other assets	(11)	83	(288)
Increase in accrued interest payable	11,217	2,898	9,798
Increase in due to affiliate	1,392	306	5,595
Increase (decrease) in accounts payable and accrued expenses	3,490	337	(342)
Net cash provided by operating activities	490,492	427,450	305,363
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(8,323,891)	(9,171,750)	(13,747,267)
(Contributions) distributions (from) to investment in unconsolidated ventures, net	(3,757)	40,661	(9,335)
Principal payments from mortgage-backed securities	2,818,987	2,618,003	1,492,900
Proceeds from sale of mortgage-backed securities	5,041,249	2,851,711	3,115,184
Proceeds from termination of interest rate swaptions	114,538	—	—
Payment of premiums for interest rate swaptions	(72,723)	(8,813)	—
Purchase of residential loans	(1,857,673)	—	—
Principal payments from residential loans	43,869	—	—
Origination of commercial loans, net of origination fees	(63,791)	—	—
Change on investment in other assets	—	(10,000)	—
Net cash used in investing activities	(2,303,192)	(3,680,188)	(9,148,518)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	396,465	16,316	1,297,069
Repurchase of common stock	(160,527)	—	—
(Cost) proceeds (of) from issuance of preferred stock	(6)	135,362	—
Due from counterparties	(1,500)	74,496	38,871
Collateral held payable	46,904	(17,324)	—
Proceeds from repurchase agreements	182,456,110	153,409,971	92,911,002
Principal repayments of repurchase agreements	(182,697,053)	(149,970,390)	(85,002,623)
Proceeds from issuance of exchangeable senior notes	400,000	—	—
Proceeds from asset-backed securities	1,687,127	—	—
Principal repayments of asset-backed securities	(41,722)	—	—
Payments of deferred costs	(16,181)	—	—
Payments of dividends and distributions	(332,779)	(306,443)	(267,492)
Net cash provided by financing activities	1,736,838	3,341,988	8,976,827
Net change in cash and cash equivalents	(75,862)	89,250	133,672
Cash and cash equivalents, beginning of period	286,474	197,224	63,552
Cash and cash equivalents, end of period	210,612	286,474	197,224
Supplement Disclosure of Cash Flow Information
Interest paid	320,253	234,507	145,443
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and derivatives	(245,945)	485,653	(423,906)
Net change in unconsolidated ventures	—	—	(1,432)
Net change in due from counterparties	—	—	(12,223)
Dividends and distributions declared not paid	66,087	79,165	75,933
(Receivable) / payable for mortgage-backed securities sold / purchased, net	(522,492)	121,056	(431,732)
Repurchase agreements, not settled	(27,842)	27,841	—
Collateral held payable, not settled	5,794	—	—
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
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of December 31, 2013 the Company owned 98.9% of the Operating Partnership and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.1%. The Company has one operating segment.
The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments through short-term borrowings structured as repurchase agreements. The Company has secured commitments with a number of repurchase agreement counterparties. The Company finances its residential loans through asset-backed securities ("ABS"). In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.
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
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and Variable Interest Entities ("VIEs") in which the Company is deemed the primary beneficiary. The underlying loans owned by the VIEs are shown under residential loans on our consolidated balance sheets. The ABS issued to third parties by the VIEs are shown under asset-backed securities. In our consolidated statements of operations, we record interest income on the residential loans owned by the VIEs and interest expense on the ABS issued by the VIEs. All intercompany balances and transactions have been eliminated.
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
Use of Estimates
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities (“MBS”), allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2013, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with its counterparties as collateral for the Company’s interest rate derivatives and repurchase agreements. Collateral held payable represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate derivatives and repurchase agreements. In addition, Collateral held payable may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s balance sheet. Notwithstanding the foregoing, if the Company either sells such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the balance sheet.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with the Company’s initial public offering (“IPO”) and subsequent stock offerings are reflected as a reduction of additional paid-in-capital.
Deferred Costs
Included in deferred costs are costs associated with the issuance of beneficial interests by consolidated VIEs incurred by the Company and costs incurred in connection with the issuance by the Company of its exchangeable senior notes. These costs may include underwriting, rating agency, legal, accounting and other fees. These deferred costs are amortized as an adjustment to interest expense using the effective interest method, based upon actual repayments of the associated beneficial interest issued to third parties and over the stated legal maturity of the exchangeable senior notes.
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
If the transaction complies with the criteria for gross presentation, the Company records the assets and the related financing on a gross basis on its consolidated balance sheets, and the corresponding interest income and interest expense in its consolidated statements of operations. The Company reflects all proceeds from repurchase agreements borrowings and repayment of repurchase agreement borrowings on a gross basis on the consolidated statements of cash flows. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS, non-Agency RMBS and CMBS as a mortgage related receivable from the counterparty on its consolidated balance sheets.
Asset-Backed Securities
ABS are recorded at principal balance net of unamortized premiums or discounts.

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
Residential Loans Held-For-Investment
Loans held-for-investment include securitized residential mortgage loans held by VIEs in which the Company has determined it is the primary beneficiary and which are included in the Company's consolidated balance sheets, and are carried at unpaid principal balance net of any premiums and allowance for loan losses. The Company expects that it will be required to continue to consolidate the VIEs in which such loans are held and generally does not have the authority to sell the residential loans held in the VIEs.
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

Residential Loans
Interest income from the Company’s residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. In estimating these cash flows, there are a number of assumptions that are subject to estimation, including the interest rate and timing of principal payments (prepayments, repurchases, defaults and liquidations) and other factors. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period it becomes nonaccrual. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due is recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, nonaccrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least twelve months.
Commercial Loans
Interest is recognized as revenue when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement with the related originating fees, net of origination cost, being amortized into interest income using the effective interest method over the life of the loan. Interest received subsequent to a loan becoming past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least twelve months.
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

Commercial Loans — Allowance for Loan Losses
For commercial loans classified as held-for-investment, we establish a specific allowance for loan losses for loans the Company has determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan.
The Company's methodology for assessing the adequacy of the allowance for loan losses begins with a formal review of each commercial loan in the portfolio to determine whether the loan is impaired. Reviews are performed at least quarterly. The Company considers the following factors in evaluating each loan:

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

On December 31, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted. However, the Company’s accounting for these transactions will change prospectively. All of the Company’s interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swap agreements will be recorded in other income (loss) in the Company’s consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense will instead be recognized in other income on the consolidated statements of operations. The interest rate swaps will continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.
As long as the forecasted transactions that were being hedged (i.e., rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the interest rate swap activity up through December 31, 2013 will remain in AOCI and be recognized in the Company’s consolidated statements of operations as interest expense over the remaining term of the interest rate swaps. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
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

Dividend Reinvestment Plan
The Company has implemented a dividend reinvestment and stock purchase plan (the “DRSPP”). Under the terms of the DRSPP, shareholders who participate in the plan may purchase shares of common stock directly from the Company. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of common stock.
Reclassifications
The presentation of certain prior period reported amounts has been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.
Recent Accounting Pronouncements
In January 2013, the FASB issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarified Accounting Standard Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” which was issued in December 2011. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of U.S. GAAP basis and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance was effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The additional disclosure requirements were incorporated into Note 10 “Offsetting Assets and Liabilities.”
In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 resulted in increased disclosures related to items reclassified out of accumulated other comprehensive income, but did not have an effect on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
None

Note 3 – Variable Interest Entities
During 2013, the Company purchased through its indirect subsidiary interests in five securitization trusts, in which the Company determined it is the primary beneficiary. The trusts initially held pools of 2,324 fixed rate residential mortgage loans having an initial aggregate principal balance of $1.8 billion and issued a series of ABS having an aggregate original principal amount of $1.8 billion payable from the cash flows generated by the pools of residential mortgage loans. $1.7 billion of ABS were sold to unaffiliated third parties and the balance was purchased by the Company. The Company's interests in the trusts consist of classes of such ABS having an aggregate original principal balance of $152.4 million, which are either senior, subordinate in payment priority, pay interest only, or are payable from certain designated cash flows from the loans.
In determining if a securitized trust should be consolidated, the Company evaluated whether it was a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company concluded that its interest in the securitized trusts purchased during the year ended December 31, 2013 were VIEs because such interests included the power to direct the activities that most significantly impact the economic performance of the VIEs and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIEs. The Company also reassessed its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. Accordingly, for financial statement reporting purposes, the Company consolidated the underlying assets and liabilities of the securitization trusts at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitizations are non-recourse financing of the residential mortgage loans held-for-investment. The senior securities issued by the securitization trusts and not purchased by the Company, which were sold to unaffiliated third parties, are presented in the consolidated balance sheets as “Asset-backed securities.”

The Company is not contractually required and has not provided any additional financial support to the VIEs for the period ended December 31, 2013. The following table presents a summary of the assets and liabilities of the VIEs. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	December 31, 2013	December 31, 2012
Residential loans, held-for-investment	1,810,262	—
Accrued interest receivable	5,647	—
Deferred costs	3,386	—
Total assets	1,819,295	—
Accrued interest and accrued expenses payable	4,659	—
Asset-backed securities	1,643,741	—
Total liabilities	1,648,400	—

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
The following tables present certain information about the Company’s investment portfolio at December 31, 2013 and 2012.

December 31, 2013
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)	4,361,730	(618,634)	3,743,096	32,213	3,775,309	3.74%	3.75%	4.60%
CMBS(6)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%
____________________

(1)	Net weighted average coupon (“WAC”) as of December 31, 2013 is presented net of servicing and other fees.

(2)	Weighted average yield based on amortized cost as of December 31, 2013 incorporates future prepayment and loss assumptions.

(3)	Weighted average yield based on average amortized cost for the three months ended December 31, 2013 incorporates actual cash flows and future prepayment and loss assumptions.

(4)	Included in the Agency-CMO are interest only securities which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 58.4% variable rate, 32.4% fixed rate, and 9.2% floating rate based on fair value.

(6)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 7.5% and 1.0% of the balance based on fair value, respectively.

December 31, 2012
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain, net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,964,999	102,058	2,067,057	63,839	2,130,896	4.09%	2.37%	2.37%
30 year fixed-rate	9,168,196	601,592	9,769,788	238,949	10,008,737	4.21%	2.89%	2.88%
ARM	109,937	3,464	113,401	2,365	115,766	3.15%	2.06%	2.02%
Hybrid ARM	556,790	13,493	570,283	16,885	587,168	3.19%	2.18%	2.22%
Total Agency pass-through	11,799,922	720,607	12,520,529	322,038	12,842,567	4.13%	2.77%	2.75%
Agency-CMO(4)	1,322,043	(819,530)	502,513	1,926	504,439	2.89%	2.35%	1.51%
Non-Agency RMBS(5)	3,339,683	(308,885)	3,030,798	48,238	3,079,036	4.20%	4.61%	4.80%
CMBS(6)	1,868,928	24,070	1,892,998	151,523	2,044,521	5.27%	4.96%	4.82%
Total	18,330,576	(383,738)	17,946,838	523,725	18,470,563	4.17%	3.30%	3.27%
____________________

(1)	Net WAC as of December 31, 2012 is presented net of servicing and other fees.

(2)	Weighted average yield based on amortized cost as of December 31, 2012 incorporates future prepayment and loss assumptions.

(3)	Weighted average yield based on average amortized cost for the three months ended December 31, 2012 incorporates future prepayment and loss assumptions.

(4)	Included in the Agency-CMO are interest only securities which represent 14.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 79.2% variable rate, 15.5% fixed rate, and 5.3% floating rate based on fair value.

(6)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 0% and 1.1% of the balance based on fair value, respectively.
The following table summarizes our non-Agency RMBS portfolio by asset type as of December 31, 2013 and December 31, 2012, respectively:

$ in thousands	December 31, 2013	% of Non-Agency	December 31, 2012	% of Non-Agency
Re-REMIC Senior	1,444,376	38.3%	1,844,209	59.9%
Prime	1,504,802	39.9%	754,161	24.5%
Alt-A	801,919	21.2%	468,181	15.2%
Subprime	24,212	0.6%	12,485	0.4%
Total Non-Agency	3,775,309	100.0%	3,079,036	100.0%
The following table summarizes certain characteristics of our senior Re-REMIC Holdings as of December 31, 2013 and December 31, 2012:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2013	December 31, 2012
0-10	4.8%	2.1%
10-20	3.5%	3.2%
20-30	14.7%	15.0%
30-40	25.2%	27.0%
40-50	38.6%	40.4%
50-60	8.5%	7.6%
60-70	4.7%	4.7%
Total	100.0%	100.0%

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

The components of the carrying value of the Company’s investment portfolio at December 31, 2013 and 2012 are presented below:

$ in thousands	December 31, 2013	December 31, 2012
Principal balance	20,673,443	18,330,576
Unamortized premium	646,189	788,716
Unamortized discount	(3,819,604)	(1,172,454)
Gross unrealized gains	291,725	563,093
Gross unrealized losses	(443,096)	(39,368)
Fair value	17,348,657	18,470,563
The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of December 31, 2013 and 2012:

$ in thousands	December 31, 2013	December 31, 2012
Less than one year	101,251	70,044
Greater than one year and less than five years	5,958,852	13,146,577
Greater than or equal to five years	11,288,554	5,253,942
Total	17,348,657	18,470,563
The following tables present the estimated fair value, the gross unrealized losses and the number of securities of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2013 and 2012, respectively:

December 31, 2013	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412

December 31, 2012	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	31,269	(279)	3	—	—	—	31,269	(279)	3
30 year fixed-rate	1,763,113	(6,469)	47	78,640	(832)	1	1,841,753	(7,301)	48
Total Agency pass through	1,794,382	(6,748)	50	78,640	(832)	1	1,873,022	(7,580)	51
Agency-CMO	31,719	(7,796)	14	10,770	(2,812)	6	42,489	(10,608)	20
Non-Agency RMBS	516,744	(6,005)	35	490,503	(12,895)	28	1,007,247	(18,900)	63
CMBS	187,349	(1,267)	14	52,813	(1,013)	3	240,162	(2,280)	17
Total	2,530,194	(21,816)	113	632,726	(17,552)	38	3,162,920	(39,368)	151
Gross unrealized losses on the Company’s Agency RMBS were $300.8 million at December 31, 2013. Due to the inherent credit quality of Agency RMBS, the Company determined that at December 31, 2013, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $142.3 million at December 31, 2013. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.
The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
$ in thousands	2013	2012	2011
Accumulated other comprehensive income (loss) from investment securities:
Unrealized gain (loss) on MBS at beginning of period	523,725	(1,218)	31,267
Unrealized gain (loss) on MBS, net	(675,096)	524,943	(32,485)
Balance at the end of period	(151,371)	523,725	(1,218)
During the years ended December 31, 2013, 2012 and 2011 the Company reclassified $199.4 million of net unrealized losses, $48.2 million of net unrealized gain and $11.0 million of net unrealized gain respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.
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
The Company did not have other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011.

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
$ in thousands	2013	2012	2011
Cumulative credit loss amount at the beginning of the period	—	—	510
Additions for credit losses for which other-than-temporary impairment had not been previously recognized	—	—	—
Reductions for securities sold	—	—	(510)
Cumulative credit loss amount at end of period	—	—	—
The following table presents components of interest income on the Company’s MBS portfolio for the years ended December 31, 2013, 2012 and 2011.

For the Year ended December 31, 2013
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	530,220	(161,149)	369,071
Non-Agency	156,400	9,243	165,643
CMBS	140,094	(28,215)	111,879
Other	194	—	194
Total	826,908	(180,121)	646,787

For the Year ended December 31, 2012
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	517,651	(157,239)	360,412
Non-Agency	111,191	19,010	130,201
CMBS	77,701	(1,395)	76,306
Other	(89)	—	(89)
Total	706,454	(139,624)	566,830

For the Year ended December 31, 2011
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	344,447	(85,566)	258,881
Non-Agency	104,547	35,230	139,777
CMBS	54,508	226	54,734
Other	(40)	—	(40)
Total	503,462	(50,110)	453,352

Note 5 – Residential Loans Held-for-Investment
Residential loans held-for-investment includes residential mortgage loans which are secured by a lien on the residential property. The following table details the carrying value for residential loans held-for-investment at December 31, 2013 and December 31, 2012. These loans are held by the VIEs which the Company consolidates.

$ in thousands	December 31, 2013	December 31, 2012
Principal balance	1,783,983	—
Unamortized premium (discount), net	27,163	—
Recorded investment	1,811,146	—
Allowance for loan losses	(884)	—
Carrying value	1,810,262	—
The Company considers a number of factors when evaluating the credit risks associated with our residential loans held-for-investment portfolio, including but not limited to year of origination, delinquency status, historical losses, geographic concentration and existing economic conditions.
The following table displays certain characteristics of the Company's residential loans held-for-investment at December 31, 2013 by year of origination.

$ in thousands	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	1,694	592	5	1	2,292
Current Principal Balance	1,286,127	495,016	2,188	652	1,783,983
Net Weighted Average Coupon Rate	3.54%	3.50%	3.54%	5.58%	3.53%
Weighted Average Maturity (years)	29.34	29.03	25.56	24.33	29.25
Current Performance:
Current	1,284,612	495,016	2,188	652	1,782,468
30 Day Delinquent	1,515	—	—	—	1,515
60 Days Delinquent	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—
Total	1,286,127	495,016	2,188	652	1,783,983
(1) None for 2011 and 2010.
The following table presents the five largest geographic concentrations of the Company’s residential loans at December 31, 2013 based on principal balance outstanding:

State	Percent
California	49.8%
Illinois	6.2%
Massachusetts	5.1%
Virginia	4.1%
Maryland	4.1%
Other states (none greater than 4%)	30.7%
Total	100.0%

The following table presents future minimum annual principal payments under the residential loans held-for-investment at December 31, 2013:

$ in thousands
Scheduled Principal	December 31, 2013
Within one year	32,950
One to three years	69,764
Three to five years	75,257
Greater than or equal to five years	1,606,012
Total	1,783,983
Allowance for Loan Losses on Residential Loans
For residential loans held-for-investment, the Company establishes an allowance for loan losses. The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2013:

$ in thousands	December 31, 2013
Balance at beginning of period	—
Charge-offs, net	—
Provision for loan losses	(884)
Balance at end of period	(884)
During the year ended December 31, 2013 there were no charge-offs of residential loans.

Note 6 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment includes mezzanine loans originated by the Company. These loans are secured by the borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. As of December 31, 2013, the Company had four outstanding commercial loans which were originated in 2013 and were not delinquent on payment. These loans were not impaired and no allowance for loan losses has been recorded.
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
Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”). The Company has a commitment to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund. As of December 31, 2013, $94.6 million of the Company's commitment has been called. On December 31, 2013, the investment period ended. The Company is committed to fund $5.4 million in additional capital to cover future expenses should they occur. The Company realized approximately $1.6 million (2012: $3.0 million; 2011: $6.0 million) of equity in earnings for the years ended December 31, 2013 related to these investments. The Company also realized $1.5 million of unrealized gain (2012: $671,000 of unrealized gain; 2011: $3.8 million of unrealized loss) from these investments for the year ended December 31, 2013.

IMRF Loan Portfolio Member LLC
On December 31, 2012, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”), a limited liability company managed by AIV Fund. The Company has fully funded its commitment to IMRF LLC. The Company realized approximately $1.2 million (2012: $3.8 million; 2011: $759,000) of equity in earnings and $1.1 million of unrealized appreciation (2012: $315,000 unrealized depreciation; 2011: $325,000 unrealized appreciation) from these investments for the year ended December 31, 2013.
Note 8 – Borrowings
The Company has entered into repurchase agreements and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at December 31, 2013 and 2012:

$ in thousands	December 31, 2013			December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Agency RMBS	10,281,154	0.38%	19	11,713,565	0.48%	16
Non-Agency RMBS	3,088,064	1.54%	33	2,450,960	1.75%	23
CMBS	2,082,457	1.39%	23	1,555,935	1.51%	18
Exchangeable Senior Notes	400,000	5.00%	1,535	—	—%	0
Total	15,851,675	0.86%	60	15,720,460	0.78%	17

Repurchase Agreements
The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at December 31, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2013 and 2012:

December 31, 2013 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
JP Morgan Securities Inc.	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc.	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
Barclays Capital Inc.	156,904	1.0%	165,605
TD Securities	155,099	1.0%	163,512
Daiwa Capital Markets America Inc.	112,309	0.7%	117,551
Cantor Fitzgerald & Co.	68,261	0.4%	71,910
Mizuho Securities USA Inc.	53,962	0.3%	62,423
Guggenheim Liquidity Services, LLC	33,113	0.2%	34,664
Total	15,451,675	100.0%	17,079,377

(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.

December 31, 2012 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,600,331	10.2%	1,919,676
Morgan Stanley & Co. Incorporated	1,275,616	8.1%	1,397,846
Nomura Securities International, Inc.	1,240,231	7.9%	1,350,901
Mitsubishi UFJ Securities (USA), Inc.	941,671	6.0%	990,057
Wells Fargo Securities, LLC	941,556	6.0%	1,079,194
HSBC Securities (USA) Inc.	883,726	5.6%	918,551
South Street Securities LLC	819,524	5.2%	871,963
CitiGroup Global Markets Inc.	780,020	5.0%	882,517
Banc of America Securities LLC	728,609	4.6%	838,216
Scotia Capital	708,750	4.5%	744,692
Industrial and Commercial Bank of China Financial Services LLC	634,928	4.0%	690,783
Deutsche Bank Securities Inc.	587,919	3.7%	666,472
ING Financial Market LLC	573,116	3.6%	622,944
JP Morgan Securities Inc.	561,426	3.6%	697,602
Royal Bank of Canada	560,828	3.6%	641,079
BNP Paribas Securities Corp.	488,375	3.1%	516,770
Goldman, Sachs & Co.	468,806	3.0%	509,660
Daiwa Capital Markets America Inc.	456,098	2.9%	479,354
Pierpont Securities LLC	437,095	2.8%	463,466
Barclays Capital Inc.	350,688	2.3%	372,708
RBS Securities Inc.	348,741	2.2%	427,183
Mizuho Securities USA Inc.	101,962	0.6%	122,836
Cantor Fitzgerald & Co.	80,466	0.5%	86,961
KGS-Alpha Capital Markets, L.P.	79,052	0.5%	86,241
Guggenheim Liquidity Services, LLC	43,245	0.3%	45,437
TD Securities	27,681	0.2%	33,129
Total	15,720,460	100.0%	17,456,238
Company MBS held by counterparties as security for repurchase agreements was $17.1 billion and $17.5 billion at December 31, 2013 and 2012, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 111% for 2013 and 2012, respectively.
No cash collateral was held by the counterparties at December 31, 2013 and 2012.
Asset-Backed Securities
During 2013, the Company purchased controlling interests in five securitization trusts which it determined to be VIEs. The securitization trusts securitized residential mortgage loans with an aggregate principal balance of $1.8 billion, and issued $1.8 billion aggregate principal amount of ABS, of which $1.4 billion were sold to unaffiliated third parties and the balance was purchased by the Company. The Company subsequently issued $260.0 million of the original principal balance to a third party. As a result, the ABS issued by the securitization trusts is recorded as a non-recourse liability in the Company’s consolidated balance sheets. During 2013, ABS held by unaffiliated third parties was paid down by $41.7 million.

The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS, along with other relevant information, at December 31, 2013.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	1,633,688	1,783,983
Interest-only securities	11,137	—
Unamortized premium	9,906	27,163
Unamortized discount	(10,990)	—
Loan loss reserve	—	(884)
Carrying value	1,643,741	1,810,262
Range of weighted average interest rates	2.8% - 3.5%
Number of series	5
The following table presents the estimated principal repayment schedule of the VIE’s ABS at December 31, 2013, based on estimated cash flows of the residential mortgage loans, as adjusted for projected prepayments and losses on such loans.

$ in thousands
Estimated principal repayment	December 31, 2013
Within one year	168,505
One to three years	293,382
Three to five years	241,119
Greater than or equal to five years	930,682
Total	1,633,688
The maturity of the VIEs' ABS is dependent upon cash flows received from the underlying residential mortgage loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary. Refer to Note 5 “Residential Loans Held-for-Investment” for a more detailed discussion of the residential loans collateralizing the VIEs' ABS.
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. The total net proceeds to the Company after deducting financing expenses was $387.7 million.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $5.9 million as of December 31, 2013.
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
The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract-specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the CDS’s notional amount is recorded as a realized loss in the consolidated statements of operations.
The Company’s only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. The remaining notional amount of the CDS at December 31, 2013 was $51.8 million ($79.8 million at December 31, 2012), and the Company estimated the fair market value of the CDS to be approximately $654,000 at December 31, 2013 ($1.5 million at December 31, 2012). As of December 31, 2013, the Company has not made any payments related to the CDS contract.
At December 31, 2013 and 2012, the open CDS sold by the Company is summarized as follows:

$ in thousands	December 31, 2013	December 31, 2012
Fair value amount	654	1,519
Notional amount	51,823	79,806
Maximum potential amount of future undiscounted payments	51,823	79,806
Recourse provisions with third parties	—	—
Collateral held by counterparty	7,979	12,371
Cash Flow Hedges of Interest Rate Risk
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on interest rate swaps and swaptions, net in the Company’s consolidated statements of operations. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company sold swaptions during the year ended December 31, 2013, realizing a net gain of $56.3 million. For the year ended December 31, 2013, the Company had $17.0 million of unrealized losses (2012: $3.9 million of unrealized losses), which represent the change in fair value of our interest rate swaptions that are recognized directly in earnings.
Prior to December 31, 2013, the Company elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective hedge gains and losses are recorded on a current basis in earnings. The hedge ineffectiveness is primarily attributable to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Effective December 31, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting. As long as the forecasted rollovers of the Company’s repurchase agreements are still expected to occur, amounts reported in AOCI related to the cash flow hedges through December 31, 2013 will remain in AOCI and will continue to be reclassified to interest expense on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements. The resulting accumulated loss of approximately $6.1 million included in AOCI will be reclassified as an increase to interest expense in the Company's consolidated statement of operations over the remaining life of the interest rate swaps assuming rollovers of the Company's repurchase agreements. During the next 12 months, the Company estimates that $85.2 million will be reclassified as an increase to interest expense.
The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swaps will be recorded in other income (loss) in its consolidated statements of operations, consistent with the Company’s historical accounting for futures contracts, described below. Monthly net cash settlements under swaps will also be recorded in other income (loss) on the consolidated statements of operations, prospectively.
As of December 31, 2013, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	23,275	2,365	2.4	1,150,000	3.51%	3M Libor	10.0
		23,275	2,365	2.4	1,150,000	3.51%		10.0

The following table presents information with respect to our derivative instruments:

$ in thousands	Notional Amount as of January 1, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2013	Amount of Realized Gain (loss), net on Interest Rate Derivative Instruments
Swaption Contracts	850,000	4,450,000	(4,150,000)	1,150,000	56,279
Interest Rate Swap	8,000,000	5,100,000	(300,000)	12,800,000	—
U.S. Treasury Futures Contracts	—	200,000	(100,000)	100,000	(2,353)
Total	8,850,000	9,750,000	(4,550,000)	14,050,000	53,926

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
During the year ended December 31, 2013, the Company recorded $535,000 (2012: $369,000; 2011: $764,000) of unrealized swap losses in earnings as hedge ineffectiveness attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of certain of its repurchase agreements.

As of December 31, 2013, the Company had the following interest rate derivatives outstanding:

$ in thousands Counterparty			Notional	Maturity Date	Fixed Interest Rate in Contract
SunTrust Bank			100,000	7/15/2014	2.79%
Deutsche Bank AG			200,000	1/15/2015	1.08%
Deutsche Bank AG			250,000	2/15/2015	1.14%
Credit Suisse International			100,000	2/24/2015	3.26%
Credit Suisse International			100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.			100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.			50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, LLC			300,000	1/24/2016	2.12%
The Bank of New York Mellon			300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC			300,000	4/5/2016	2.48%
Citibank, N.A.			300,000	4/15/2016	1.67%
Credit Suisse International			500,000	4/15/2016	2.27%
The Bank of New York Mellon			500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.			500,000	5/16/2016	2.31%
Goldman Sachs Bank USA			500,000	5/24/2016	2.34%
Goldman Sachs Bank USA			250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.			250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.			500,000	6/24/2016	2.51%
Citibank, N.A.			500,000	10/15/2016	1.93%
Deutsche Bank AG			150,000	2/5/2018	2.90%
ING Capital Markets LLC			350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC			100,000	4/5/2018	3.10%
ING Capital Markets LLC			300,000	5/5/2018	0.79%
JPMorgan Chase Bank, N.A.			200,000	5/15/2018	2.93%
UBS AG			500,000	5/24/2018	1.10%
ING Capital Markets LLC			400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc			500,000	9/5/2018	1.04%
CME Clearing House	(3)	(4)	300,000	2/5/2021	2.50%
CME Clearing House	(3)	(4)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.			200,000	3/15/2021	3.14%
Citibank, N.A.			200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(1)		550,000	2/24/2022	2.45%
The Royal Bank of Scotland Plc	(2)		400,000	3/15/2023	2.39%
UBS AG	(2)		400,000	3/15/2023	2.51%
HSBC Bank USA, National Association			250,000	6/5/2023	1.91%
HSBC Bank USA, National Association			250,000	7/5/2023	1.97%
The Royal Bank of Scotland Plc			500,000	8/15/2023	1.98%
CME Clearing House	(4)		600,000	8/24/2023	2.88%
UBS AG			250,000	11/15/2023	2.23%
HSBC Bank USA, National Association			500,000	12/15/2023	2.20%
Total			12,800,000		2.12%

(1)	Forward start date of February 2015

(2)	Forward start date of March 2015

(3)	Forward start date of February 2016

(4)
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

At December 31, 2013, the Company’s counterparties held $1.5 million cash margin deposits and approximately $320.1 million in Agency RMBS as collateral against its swap, CDS and futures contracts. In addition, several counterparties posted securities of approximately $207.0 million and $52.7 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash on the consolidated balance sheets. As of December 31, 2013 and 2012, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in the mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of December 31, 2013, the Company did not recognize any non-cash collateral held as collateral.
U.S. Treasury Futures Contracts
The Company purchases or sells short U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized gains and losses, as well as unrealized gains and losses associated with the short sales of the U.S. Treasury futures contracts are recognized in realized and unrealized gain (loss) on interest rate derivative instruments in the Company's consolidated statements of operations.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012.

$ in thousands
Asset Derivatives				Liability Derivatives
As of December 31, 2013		As of December 31, 2012		As of December 31, 2013		As of December 31, 2012
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swap asset	256,449	Interest rate swap asset	—	Interest rate swap liability	263,204	Interest rate swap liability	436,440
CDS	654	CDS	1,519
Swaption	2,365	Swaption	4,950
U.S. Treasury Futures	2,591	U.S. Treasury Futures	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2013, 2012 and 2011.
Year ended December 31, 2013

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	263,135	Interest Expense	(166,016)	Realized and unrealized gain (loss) on interest rate derivative instruments	535
Year ended December 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	(182,272)	Interest Expense	(142,982)	Realized and unrealized gain (loss) on interest rate derivative instruments	(369)
Year ended December 31, 2011

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	(494,053)	Interest Expense	(102,632)	Realized and unrealized gain (loss) on interest rate derivative instruments	(764)

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
CDS Contract	Realized and unrealized credit default swap income	(865)	180	1,339
Swaption Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	(17,048)	3,863	—
Futures Contract	Realized and unrealized gain (loss) on interest rate derivative instruments	2,590	—	—

The following table presents the impact of the Company’s derivative instruments on its accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
$ in thousands	2013	2012	2011
Accumulated other comprehensive income (loss) from derivative instruments
Unrealized gain (loss) on derivative instruments at beginning of period	(435,217)	(395,926)	(4,505)
Unrealized gain (loss) on derivative instruments, net	429,151	(39,291)	(391,421)
Balance at the end of period	(6,066)	(435,217)	(395,926)

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
The Company’s agreements with certain of its derivative counterparties provides that if the Company fails to maintain a minimum shareholders’ equity or market value of $100.0 million and $80.0 million, respectively, then the Company could be declared in default on its derivative obligations with that counterparty.
As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $268.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $320.1 million of Agency RMBS and $1.5 million of cash as of December 31, 2013. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.
The Company was in compliance with all of the financial provisions of these agreements through December 31, 2013.

Note 10 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012.
Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheets	Balance sheets	Instruments (1)	Received	Net Amount
Derivatives	262,059	—	262,059	(671)	(48,607)	212,781
Total	262,059	—	262,059	(671)	(48,607)	212,781

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheets	Balance sheets	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	263,204	—	263,204	(263,204)	—	—
Repurchase Agreements	15,451,675	—	15,451,675	(15,451,675)	—	—
	15,714,879	—	15,714,879	(15,714,879)	—	—
Offsetting of Derivative Assets
As of December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Assets	Sheets	Balance sheets	Instruments (1)	Received	Net Amount
Derivatives	6,469	—	6,469	(6,469)	—	—
Total	6,469	—	6,469	(6,469)	—	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2012

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of	Amounts Offset in the Consolidated	of Assets presented in the		Cash
$ in thousands	Recognized	Balance	Consolidated	Financial	Collateral
Description	Liabilities	Sheets	Balance sheets	Instruments (2)(3)	Posted (2)(4)	Net Amount
Derivatives	436,440	—	436,440	(436,440)	—	—
Repurchase Agreements	15,720,460	—	15,720,460	(15,720,460)	—	—
	16,156,900	—	16,156,900	(16,156,900)	—	—

(1)
Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at December 31, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowing under repurchase agreements was $17.1 billion and $17.5 billion, respectively, including securities eliminated in consolidation of $133.8 million and $0, respectively, at December 31, 2013 and December 31, 2012.

(4)
Total cash received on our derivatives was $52.7 million and $0 at December 31, 2013 and December 31, 2012, respectively. Total non-cash collateral received on our derivatives was $207.0 million and $0 at December 31, 2013 and December 31, 2012, respectively. Total cash posted by the Company on derivatives was $1.5 million at December 31, 2013 and $0 at December 31, 2012.

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
The fair values measured on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at December 31, 2013 and 2012 are summarized below:

	December 31, 2013
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	17,348,657	—	17,348,657
Investments in unconsolidated ventures	—	—	44,403	44,403
Derivatives	2,591	258,814	654	262,059
Total	2,591	17,607,471	45,057	17,655,119
Liabilities
Derivatives	—	263,204	—	263,204
Total	—	263,204	—	263,204

	December 31, 2012
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets
Mortgage-backed securities(1)	—	18,470,563	—	18,470,563
Investments in unconsolidated ventures	—	—	35,301	35,301
Derivatives	—	4,950	1,519	6,469
Total	—	18,475,513	36,820	18,512,333
Liabilities
Derivatives	—	436,440	—	436,440
Total	—	436,440	—	436,440

(1)	For more detail about the fair value of our MBS, refer to Note 4 - Mortgage-Backed Securities in these consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2013	December 31, 2012
Beginning balance	35,301	68,793
Purchases	11,717	4,218
Sales and settlements	(7,960)	(44,879)
Total net gains included in net income
Realized gains, net	2,757	6,813
Unrealized gains, net	2,588	356
Unrealized gain, net included in other comprehensive income	—	—
Ending balance	44,403	35,301
The following table presents additional information about the Company’s CDS contract which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	December 31, 2013	December 31, 2012
Beginning balance	1,519	1,339
Purchases	—	—
Sales and settlements	—	—
Total net gains/(losses) included in net income
Realized gains, net	—	—
Unrealized gains/(losses), net	(865)	180
Unrealized gain, net included in other comprehensive income	—	—
Ending balance	654	1,519
The following table summarizes quantitative information about Level 3 fair value measurements:

	Fair Value at
$ in thousands	December 31, 2013	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	654	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.50%
			Credit Spread		0.25%
			Constant Prepayment Rate	1.0%—20.0%	5.76%
			Constant Default Rate	0.8%—100.0%	4.89%
			Loss Severity	3.0%—63.7%	43.31%
The significant unobservable inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $14,000 more than the actual fair value at December 31, 2013.

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the Consolidated Balance Sheets, at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential loans, held-for-investment	1,810,262	1,709,385	—	—
Commercial loans, held-for-investment	64,599	64,599	—	—
Other investments	10,000	10,000	10,000	10,000
Total	1,884,861	1,783,984	10,000	10,000
Financial Liabilities:
Repurchase agreements	15,451,675	15,459,452	15,720,460	15,730,387
Asset-backed securities	1,643,741	1,543,217	—	—
Exchangeable senior notes	400,000	368,250	—	—
Total	17,495,416	17,370,919	15,720,460	15,730,387
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
The fair value of residential loans, held-for-investment and commercial loans, held-for-investment are a Level 3 fair value measurement which is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

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

•
The fair value of repurchase agreements is a Level 3 fair value measurement, based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

•
The fair value of the ABS is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

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
Management Fee
The Company pays the Manager a management fee equal to 1.50% of the Company’s shareholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception, (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.
The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment managed by the Manager. The fee reduction occurs at the equity investment level.
For the year ended December 31, 2013, the Company incurred management fees of $42.6 million (2012: $35.7 million; 2011: $26.3 million) of which $10.5 million (2012: $9.3 million; 2011: $8.6 million) was accrued but has not been paid.
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
The Company incurred costs, originally paid by Invesco, of approximately $4.9 million (2012: $3.4 million; 2011: $5.3 million) for the year ended December 31, 2013. Approximately $4.4 million (2012: $3.1 million; 2011: $4.3 million) was either prepaid or expensed for the year ended December 31, 2013 and $418,000 (2012: $249,000; 2011: $969,000) was charged against equity as a cost of raising capital for the year ended December 31, 2013. Approximately $7,000 was capitalized to other assets as of December 31, 2013.
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
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of the Notes due 2018. The total net proceeds to the Company after deducting financing expenses was $387.7 million. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events.
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
On March 12, 2013, in connection with the issuance and sale of the Notes, the Operating Partnership and the Company also entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company has designated its automatic shelf registration statement filed on April 2, 2013 to be used for resales of the common stock, if any, issuable upon exchange of the Notes. The Company has filed a supplement to the underlying prospectus in that shelf registration statement to cover resales of the common stock by one noteholder and has agreed to file additional prospectus supplements if requested by noteholders to add such noteholders as selling securityholders. If the shelf registration statement ceases to be effective, then subject to certain exceptions, additional interest will accrue on the Notes.
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
During the year ended December 31, 2013, the Company issued 1,770,106 shares of common stock at an average price of $21.31 under the DRSPP with total proceeds to the Company of approximately $37.7 million, net of issuance costs of $219,000.
Preferred Stock
During 2012, the Company completed a public offering of 5.6 million shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, with total proceeds of $135.4 million, net of issuance costs of $4.6 million. Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option after July 26, 2017, may redeem the shares at a redemption price of $25.00, plus any accrued unpaid distributions through the date of the redemption.
Share Repurchase Program
On December 12, 2011, the Company's board of directors approved a share repurchase program to purchase up to 7,000,000 shares of its common shares with no stated expiration date. On December 2, 2013, the Company's board of directors approved an additional share repurchase of up to 20,000,000 of its common shares with no expiration date. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the twelve months ended December 31, 2013, the Company repurchased 10,720,003 shares of its common stock at an average repurchase price of $14.97 per share for a net cost of $160.5 million, including acquisition expenses. During the twelve months ended December 31, 2012, the Company did not repurchase any shares of its common stock. As of December 31, 2013, the Company had authority to purchase 16,279,997 additional shares of its common stock through this program.
Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $165,000 (2012: $166,000; 2011: $143,000) for the year ended December 31, 2013. During the year ended December 31, 2013 the Company issued 8,946 shares (2012: 8,767 shares;

2011: 7,053 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $197,000 (2012: $170,000; 2011: $60,000) for the year ended December 31, 2013 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2013, the Company issued 5,697 shares of common stock (net of tax withholding) in exchange for 8,783 restricted stock units that vested under the Incentive Plan. In addition, during the year ended December 31, 2013, the Company awarded 16,835 restricted stock units to officers and employees of the Manager and its affiliates. During the year ended December 31, 2013, 509 units were forfeited.
Dividends
The following table sets forth the dividends declared per share of the Company's common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2013
December 17, 2013	$0.50	January 28, 2014
September 16, 2013	$0.50	October 28, 2013
June 17, 2013	$0.65	July 26, 2013
March 19, 2013	$0.65	April 26, 2013
2012
December 14, 2012	$0.65	January 28, 2013
September 13, 2012	$0.65	October 29, 2012
June 14, 2012	$0.65	July 27, 2012
March 15, 2012	$0.65	April 27, 2012
The following table sets forth the dividends declared per share of the Company's preferred stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2013
December 17, 2013	$0.4844	January 27, 2014
September 16, 2013	$0.4844	October 25, 2013
June 17, 2013	$0.4844	July 25, 2013
March 19, 2013	$0.4844	April 25, 2013
2012
December 14, 2012	$0.4844	January 25, 2013
September 13, 2012	$0.4790	October 25, 2012

The following table sets forth the dividends declared per share of the Company's preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2013 and 2012.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution
Preferred Stock Dividends
Fiscal tax year 2013(1)	1.937600	1.937600	—
Fiscal tax year 2012(2)	0.479000	0.426244	0.052756

Common Stock Dividends
Fiscal tax year 2013	2.300000	2.300000	—
Fiscal tax year 2012(3)	2.740460	2.438630	0.301830

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 17, 2013 having a record date of January 1, 2014, which for federal income tax purposes is a fiscal tax year 2014 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 14, 2012 having a record date of January 1, 2013, which for federal income tax purposes is a fiscal tax year 2013 dividend.

(3)	Includes common stock dividend of $0.140460 undistributed taxable income carried-forward from fiscal tax year 2011.

Note 14 – Earnings per Share
Earnings per share for the years ended December 31, 2013, 2012 and 2011 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2013	2012	2011
Numerator (Income)
Basic Earnings
Net income available to common shareholders	130,769	334,490	281,915
Effect of dilutive securities:
Income allocated to non-controlling interest	1,486	4,123	4,882
Dilutive net income available to shareholders	132,255	338,613	286,797
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	132,714	115,559	86,365
Effect of dilutive securities:
Restricted Stock Awards	35	28	14
OP Units	1,425	1,425	1,425
Dilutive Shares	134,174	117,012	87,804

Potential common shares of 13,607 (in thousands) were excluded from diluted earnings per common share for the year ended December 31, 2013 as the inclusion of the conversion of the exchangeable senior notes would have been anti-dilutive.

Note 15 – Non-controlling Interest – Operating Partnership
Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2013 and 2012, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% and 1.2% interest in the Operating Partnership, respectively. Income allocated to the Operating Partnership non-controlling interest for the year ended December 31, 2013 was approximately $1.5 million (2012: $4.1 million; 2011: $4.9 million). For the year ended December 31, 2013, distributions paid to the non-controlling interest were $3.5 million (2012: $3.7 million; 2011: $5.3 million). As of December 31, 2013, distributions payable to the non-controlling interest were approximately $0.7 million (2012: $0.9 million; 2011: $0.9 million).

Note 16 – Summarized Quarterly (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended:

$ in thousands, except per share data	Q413	Q313	Q213	Q113	Q412	Q312	Q212	Q112
Interest Income
Mortgage-backed securities	160,168	157,539	168,736	160,344	145,389	140,477	139,004	141,960
Residential loans	13,679	13,417	6,889	137	—	—	—	—
Commercial loans	1,019	372	60	—	—	—	—	—
Total interest income	174,866	171,328	175,685	160,481	145,389	140,477	139,004	141,960
Interest Expense
Repurchase agreements	79,061	73,695	68,463	66,328	65,093	60,327	56,700	55,285
Exchangeable senior notes	5,620	5,621	5,622	1,160	—	—	—	—
Asset-backed securities	10,960	10,266	5,377	79	—	—	—	—
Total interest expense	95,641	89,582	79,462	67,567	65,093	60,327	56,700	55,285
Net interest income	79,225	81,746	96,223	92,914	80,296	80,150	82,304	86,675
Provision for loan losses	134	87	663	—	—	—	—	—
Net interest income after provision for loan losses	79,091	81,659	95,560	92,914	80,296	80,150	82,304	86,675
Other income (loss)
Gain (loss) on sale of investments, net	(142,530)	(69,323)	5,692	6,712	23,236	12,836	6,098	6,045
Equity in earnings and fair value change in unconsolidated ventures	176	1,422	2,157	1,590	937	3,262	1,961	1,009
Realized and unrealized gain (loss) on interest rate derivative instruments	(4,421)	(6,887)	53,314	(2,003)	(1,382)	(808)	(1,533)	(509)
Realized and unrealized credit default swap income	299	297	180	351	420	1,348	690	657
Total other income (loss)	(146,476)	(74,491)	61,343	6,650	23,211	16,638	7,216	7,202
Expenses	14,193	13,204	13,850	11,897	10,177	10,012	9,726	9,769
Net income (loss)	(81,578)	(6,036)	143,053	87,667	93,330	86,776	79,794	84,108
Net income (loss) attributable to non-controlling interest	(906)	(63)	1,493	962	1,098	1,026	973	1,026
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(80,672)	(5,973)	141,560	86,705	92,232	85,750	78,821	83,082
Dividends to preferred shareholders	2,712	2,713	2,713	2,713	2,713	2,682	—	—
Net income (loss) attributable to common shareholders	(83,384)	(8,686)	138,847	83,992	89,519	83,068	78,821	83,082
Earnings (loss) per share:
Net income (loss) attributable to common shareholders
Basic	(0.63)	(0.06)	1.03	0.65	0.77	0.72	0.68	0.72
Diluted	(0.63)	(0.06)	0.95	0.64	0.77	0.72	0.68	0.72
Note 17 – Subsequent Events
The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2013

$ in thousands
Asset Type	Description	Number	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential Mortgage Loans Held in Securitization Trusts	Various	2,292	Fixed 2.7% to 5.9%	1/1/ 2038 to 9/1/2043	P&I	—	1,783,983	1,810,262	1,515
Mezzanine Loans	Various	3	L+7% to 10.545% or Prime+9.35%	11/9/2015 to 4/26/2016	I	—	44,624	44,511	—
First Mortgage Loans	Hospitality	1	L+8.5% with 8.75% floor	10/31/2015	I	—	20,000	20,088	—
						—	1,848,607	1,874,861	1,515

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2013	2012	2011
Beginning Balance							—	—	—
Additions
Principal amount of new loans							29,768	—	—
Discount on the new loans							832	—	—
Amortization of premium and (discounts)							(2,632)	—	—
Deductions:
Collection of Principal							43,869	—	—
Charge off of loans							—	—	—
Provision for loan loss							884	—	—
Ending Balance							1,874,861	—	—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King	President and Chief Executive Officer	March 3, 2014
	Richard J. King	(principal executive officer)

By:	/s/ Donald R. Ramon	Chief Financial Officer	March 3, 2014
	Donald R. Ramon	(principal financial and accounting officer)

By:	/s/ G. Mark Armour	Director	March 3, 2014
G. Mark Armour

By:	/s/ Karen Dunn Kelley	Director	March 3, 2014
Karen Dunn Kelley

By:	/s/ James S. Balloun	Director	March 3, 2014
James S. Balloun

By:	/s/ John S. Day	Director	March 3, 2014
John S. Day

By:		Director	March 3, 2014
Edward J. Hardin*

By:	/s/ James R. Lientz, Jr.	Director	March 3, 2014
James R. Lientz, Jr.

*Mr. Hardin joined the Board of Directors on February 19, 2014.

