Form 10-Q
period 2014-03-31
Invesco Mortgage Capital Inc.
filed 2014-05-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 1, 2014, there were 123,089,692 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands, except per share amounts	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	17,535,190	17,348,657
Residential loans, held-for-investment, net of loan loss reserve	2,070,493	1,810,262
Commercial loans, held-for-investment, net of loan loss reserve	92,748	64,599
Cash and cash equivalents	188,371	210,612
Due from counterparties	4,879	1,500
Investment related receivable	303,565	515,404
Investments in unconsolidated ventures, at fair value	42,123	44,403
Accrued interest receivable	66,999	68,246
Derivative assets, at fair value	166,691	262,059
Deferred securitization and financing costs	13,687	13,894
Other investments	109	10,000
Other assets	1,201	1,343
Total assets (1)	20,486,056	20,350,979
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,852,310	15,451,675
Asset-backed securities	1,873,434	1,643,741
Exchangeable senior notes	400,000	400,000
Derivative liability, at fair value	259,317	263,204
Dividends and distributions payable	64,969	66,087
Investment related payable	532,991	28,842
Accrued interest payable	22,934	26,492
Collateral held payable	20,148	52,698
Accounts payable and accrued expenses	2,717	4,304
Due to affiliate	9,970	10,701
Total liabilities (1)	18,038,790	17,947,744
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized, 7.75% series A cumulative redeemable, 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference) at March 31, 2014 and December 31, 2013, respectively	135,356	135,356
Common Stock: par value $0.01 per share, 450,000,000 shares authorized; 123,087,626 and 124,510,246 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,231	1,245
Additional paid in capital	2,531,545	2,552,464
Accumulated other comprehensive income (loss)	43,183	(156,993)
Retained earnings (distributions in excess of earnings)	(291,940)	(155,957)
Total shareholders’ equity	2,419,375	2,376,115
Non-controlling interest	27,891	27,120
Total equity	2,447,266	2,403,235
Total liabilities and equity	20,486,056	20,350,979

(1)
The Company's consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of the Company). As of March 31, 2014 and December 31, 2013, total assets of the consolidated VIEs were $2,080,824 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $1,878,875 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2014	2013
Interest Income
Mortgage-backed securities	151,739	160,344
Residential loans	17,704	137
Commercial loans	1,619	—
Total interest income	171,062	160,481
Interest Expense
Repurchase agreements	49,071	66,328
Exchangeable senior notes	5,607	1,160
Asset-backed securities	13,935	79
Total interest expense	68,613	67,567
Net interest income	102,449	92,914
Provision for loan losses	207	—
Net interest income after provision for loan losses	102,242	92,914
Other Income (loss)
Gain (loss) on sale of investments, net	(11,718)	6,712
Equity in earnings and fair value change in unconsolidated ventures	441	1,590
Gain (loss) on interest rate derivative instruments, net	(151,312)	(2,003)
Realized and unrealized credit default swap income	329	351
Total other income (loss)	(162,260)	6,650
Expenses
Management fee – related party	9,335	10,354
General and administrative	3,196	1,543
Total expenses	12,531	11,897
Net income (loss)	(72,549)	87,667
Net income (loss) attributable to non-controlling interest	(822)	962
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(71,727)	86,705
Dividends to preferred shareholders	2,713	2,713
Net income (loss) attributable to common shareholders	(74,440)	83,992
Earnings (loss) per share:
Net income (loss) attributable to common shareholders
Basic	(0.60)	0.65
Diluted	(0.60)	0.64
Dividends declared per common share	0.50	0.65
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except per share data	2014	2013
Net income (loss)	(72,549)	87,667
Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	169,467	(63,424)
Reclassification adjustments for (gain) loss included in gain (loss) on sale of investments, net	11,718	(6,712)
Unrealized gain (loss) on mortgage-backed securities, net	181,185	(70,136)
Unrealized gain (loss) on derivatives
Change in fair value	—	(17,171)
Reclassification adjustments for loss included in unrealized gain (loss) on interest rate derivative instruments	21,296	35,562
Unrealized gain on derivatives, net	21,296	18,391
Total Other comprehensive income (loss)	202,481	(51,745)
Comprehensive income	129,932	35,922
Less: Comprehensive (income) loss attributable to non-controlling interest	(1,483)	(405)
Less: Dividends to preferred shareholders	(2,713)	(2,713)
Comprehensive income attributable to common shareholders	125,736	32,804
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2014
(Unaudited)

			Attributable to Common Shareholders
					Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Shareholders’ Equity	Non- Controlling Interest

$ in thousands, except per share amounts	Preferred Stock		Common Stock							Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	5,600,000	135,356	124,510,246	1,245	2,552,464	(156,993)	(155,957)	2,376,115	27,120	2,403,235
Net loss	—	—			—	—	(71,727)	(71,727)	(822)	(72,549)
Other comprehensive income	—	—	—	—	—	200,176	—	200,176	2,305	202,481
Proceeds from issuance of common stock, net of offering costs	—	—	4,564	—	73	—	—	73	—	73
Repurchase of shares of common stock	—	—	(1,438,213)	(14)	(21,115)	—	—	(21,129)	—	(21,129)
Stock awards	—	—	11,029	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(61,543)	(61,543)	—	(61,543)
Common unit dividends	—	—	—	—	—	—	—	—	(713)	(713)
Preferred stock dividends	—	—	—	—	—	—	(2,713)	(2,713)	—	(2,713)
Amortization of equity-based compensation	—	—	—	—	123	—		123	1	124
Balance at March 31, 2014	5,600,000	135,356	123,087,626	1,231	2,531,545	43,183	(291,940)	2,419,375	27,891	2,447,266
The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2014	2013
Cash Flows from Operating Activities
Net income (loss)	(72,549)	87,667
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	32,390	46,173
Amortization of residential loan and asset-backed securities premiums (discount)	824	4
Amortization of commercial loan origination fees	(1)	—
Provision for loan losses	207	—
Unrealized loss on interest rate derivative instruments	81,047	2,003
Unrealized loss on credit default swap	47	223
(Gain) loss on sale of mortgage-backed securities	11,718	(6,712)
Loss on interest rate derivative instruments	18,824	—
Equity in earnings and fair value change in unconsolidated ventures	(441)	(1,590)
Amortization of equity-based compensation	124	99
Amortization of deferred securitization and financing costs	719	128
Amortization of deferred swap losses from de-designation	21,296	—
Non cash interest income capitalized in commercial loans	(670)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	1,247	(9,886)
Decrease in other assets	142	14
Increase (decrease) in accrued interest payable	(3,558)	1,914
Increase (decrease) in due to affiliate	(731)	1,444
Increase (decrease) in accounts payable and accrued expenses	(1,588)	122
Net cash provided by operating activities	89,047	121,603
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(681,827)	(4,671,035)
Distributions from investment in unconsolidated ventures, net	2,721	122
Change on investment in other assets	9,891	—
Principal payments from mortgage-backed securities	397,431	742,108
Proceeds from sale of mortgage-backed securities	949,905	986,334
Payment of premiums for interest rate swaptions	(4,688)	(1,395)
Payments for termination of futures contracts	(3,749)	—
Purchase of residential loans	(283,421)	(405,262)
Principal payments from residential loans	21,951	—
Origination and advances of commercial loans, net of origination fees	(27,478)	—
Net cash provided by (used in) investing activities	380,736	(3,349,128)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	73	381,276
Repurchase of common stock	(21,129)	—
Cost of issuance of preferred stock	—	(6)
Due from counterparties	(3,379)	—
Collateral held payable	(28,231)	—
Proceeds from repurchase agreements	33,987,939	48,870,103
Principal repayments of repurchase agreements	(34,587,304)	(46,717,307)
Proceeds from issuance of exchangeable senior notes	—	400,000
Proceeds from asset-backed securities	245,864	374,218
Principal repayments of asset-backed securities	(19,258)	—
Payments of deferred costs	(512)	(13,530)
Payments of dividends and distributions	(66,087)	(79,165)
Net cash provided by (used in) financing activities	(492,024)	3,215,589
Net change in cash and cash equivalents	(22,241)	(11,936)
Cash and cash equivalents, beginning of period	210,612	286,474
Cash and cash equivalents, end of period	188,371	274,538
Supplement Disclosure of Cash Flow Information
Interest paid	50,363	65,546
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	181,185	(51,745)
Net change in unconsolidated ventures	—	1,313
Dividends and distributions declared not paid	64,969	91,049
(Receivable) / payable for mortgage-backed securities sold / purchased, net	710,958	(55,149)
Collateral held payable, not settled	(4,319)	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in RMBS that are not guaranteed by a U.S. government Agency (“non-Agency RMBS”), commercial mortgage-backed securities (“CMBS”), residential and commercial mortgage loans, and other real estate-related financing agreements. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2014, the Company owned 98.9% of the Operating Partnership, and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.1%. The Company has one operating segment.
The Company finances its Agency RMBS, non-Agency RMBS and CMBS investments primarily through short-term borrowings structured as repurchase agreements. The Company has secured commitments with a number of repurchase agreement counterparties. The Company finances its residential loans held-for-investment through asset-backed securities ("ABS") issued by securitization trusts for which the Company has determined it is the primary beneficiary. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with the Company's taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income to its shareholders annually.

Note 2 – Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs in which the Company is deemed the primary beneficiary. The underlying loans owned by the VIEs are shown under residential loans on the Company's consolidated balance sheets. The ABS issued to third parties by the VIEs are shown under asset-backed securities. In the Company's consolidated statements of operations, the Company records interest income on the residential loans owned by the VIEs and interest expense on the ABS issued by the VIEs. All intercompany balances and transactions have been eliminated.

Variable Interest Entity
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial ongoing activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by a company's involvement with the design of the VIE.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At March 31, 2014, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with the Company's counterparties as collateral for the Company’s interest rate derivatives and repurchase agreements. Collateral held payable represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate derivatives and repurchase agreements. In addition, Collateral held payable may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s balance sheet. Notwithstanding the foregoing, if the Company either sells such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the balance sheet.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.
Deferred Costs
Included in deferred costs are costs associated with the issuance of beneficial interests by consolidated VIEs incurred by the Company and costs incurred in connection with the issuance by the Company of its exchangeable senior notes. These costs may include underwriting, rating agency, legal, accounting and other fees. These deferred costs are amortized as an adjustment to interest expense using the effective interest method, based upon actual repayments of the associated beneficial interests issued to third parties and over the stated legal maturity of the exchangeable senior notes.
Repurchase Agreements
The Company finances its Agency RMBS, non-Agency RMBS and CMBS investment portfolio primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
In instances where the Company acquires Agency RMBS, non-Agency RMBS or CMBS through repurchase agreements with the same counterparty from whom such assets were purchased, the Company records the assets and the related financing on a gross basis on its consolidated balance sheets, and the corresponding interest income and interest expense in its consolidated statements of operations if the transaction complies with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty:

•	the initial transfer of and repurchase financing cannot be contractually contingent;

•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;

•	the financial asset has an active market and the transfer is executed at market rates; and

•	the repurchase agreement and financial asset do not mature simultaneously.
The Company currently reflects all proceeds from repurchase agreements borrowings and repayment of repurchase agreement borrowings on a gross basis on the consolidated statements of cash flows. If the transaction does not comply with the criteria for gross presentation, the Company would account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase such assets as a derivative instrument. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS, non-Agency RMBS and CMBS as a mortgage related receivable from the counterparty on its consolidated balance sheets.
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
Overrides of prices from pricing vendors are rare in the current market environment and with the assets the Company holds. Examples of instances that would cause an override include if the Company recently traded the same security or there is an indication of market activity that would cause the vendor price to be unreliable. In the rare instance where a price is adjusted, the Company has a control process to monitor the reason for such adjustment.
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
As described in Note 11 - “Financial Instruments,” the Company evaluates the source used to provide the market price for each security and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security.

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
The Company considers its portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For non-Agency RMBS and CMBS, the Company does not rely on ratings from third party agencies to determine the credit quality of the investment. To determine expected future losses, the Company uses internal models that analyze the individual loans underlying each security and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. The Company places reliance on this internal model in determining credit quality and the corresponding accounting treatment.
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
For debt securities, the Company recognizes in earnings and reflects as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that the Company has the intent to sell or for which it is more likely than not that the Company will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
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
Commercial Loans Held-For-Investment
Commercial loans held-for-investment by the Company are carried at cost, net of any allowance for loan losses. An allowance for loan losses will be recognized only if past and current events indicate it is probable that all amounts due will not be collected according to the terms of the loan agreement.

Interest Income Recognition
Securities
Interest income on available-for-sale MBS, which includes accretion of discounts and amortization of premiums on such MBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method and recorded as gain (loss) on sale of investments, net in the consolidated statements of operations.
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
Commercial Loans
Interest is recognized as revenue when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement, with the related originating fees, net of origination cost, being amortized into interest income using the effective interest method over the life of the loan. Interest received subsequent to a loan becoming past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Allowance for Loan Losses
Residential Loans
For residential loans classified as held-for-investment, an allowance for loan losses is established based on the Company's estimate of credit losses. In calculating the allowance for loan losses, the Company assesses expected losses by estimating the probability of default and expected loss severities on the loans. The following factors are considered in the quarterly evaluation of the allowance for loan losses:

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

Commercial Loans
For commercial loans classified as held-for-investment, the Company establishes a specific allowance for loan losses for loans the Company has determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan.
The Company's methodology for assessing the adequacy of the allowance for loan losses begins with a quarterly formal review of each commercial loan in the portfolio to determine whether the loan is impaired. The Company generally considers the following factors in evaluating each loan:

•	Loan-to-value ratios upon origination or acquisition of the loan;

•
The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors the Company considers relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

•
Economic trends, both macroeconomic as well as those directly affecting the properties associated with the loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and

•	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.
Where an individual commercial loan is deemed to be impaired, the Company records an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to provision for loan losses on the Company's consolidated statements of operations.
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
Dividends and Distributions Payable
Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common shareholders and preferred shareholders, and distributions declared at the balance sheet date which are payable to the non-controlling interest common unit holder of the Operating Partnership, respectively.
Earnings (Loss) per Share
The Company calculates basic earnings (loss) per share by dividing net income attributable to common shareholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership (“OP Units”), exchangeable debt, and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Comprehensive Income
Comprehensive income is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities, changes in the fair value of derivatives accounted for as cash flow hedges and amortization of deferred swap losses resulting from the de-designation of derivatives previously accounted for as cash flow hedges.

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
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.
Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted. However, the Company’s accounting for these transactions will change prospectively. All of the Company’s interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in the Company’s consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, is now recognized in gain (loss) on interest rate derivative instruments, net on the Company's consolidated statements of operations. The interest rate swaps continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.
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
The Company evaluates the terms and conditions of its holdings of swaptions, futures contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly swaptions, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, futures contracts and TBAs is included in derivative asset or derivative liability on the consolidated balance sheets.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company's taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its common shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its shareholders.

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
Share-Based Compensation
The Company has adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly stock awards. In addition, the Company may compensate the officers and employees of the Manager and its affiliates under this plan pursuant to the management agreement.
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
Dividend Reinvestment and Stock Purchase Plan
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
None
Recent Accounting Pronouncements Not Yet Adopted
None

Note 3 – Variable Interest Entities
From time to time the Company purchases through its indirect subsidiary interests in securitization trusts for which the Company has determined it is the primary beneficiary. The trusts hold pools of fixed rate residential mortgage loans and issue series of ABS payable from the cash flows generated by the pools of residential mortgage loans. A portion of the issued ABS is sold to unaffiliated third parties, and the balance is purchased by the Company.
In determining if a securitized trust should be consolidated, the Company evaluated whether it was a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company has concluded that its interests in the securitized trusts it has purchased are VIEs because such interests include the power to direct the activities that most significantly impact the economic performance of the VIEs and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. Accordingly, for financial statement reporting purposes, the Company consolidated the underlying assets and liabilities of the securitization trusts at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitizations are non-recourse financing of the residential mortgage loans held-for-investment. The senior securities issued by the securitization trusts that were sold to unaffiliated third parties are presented in the consolidated balance sheets as “Asset-backed securities.”
During the three months ended March 31, 2014, the Company purchased a controlling interest in a securitization trust and, on March 14, 2014, committed to purchase securities of a securitization trust to be issued in April 2014. The newly formed securitization is expected to issue a series of ABS having an aggregate original principal amount of approximately $274.2 million, of which the Company intends to retain approximately $124.2 million. Upon completion of the transaction, the Company will evaluate whether the securitized trust is a VIE and, if so, whether the Company is the primary beneficiary. The Company believes that upon settlement of the interest in the securitized trust, the Company will consolidate the securitized trust. As of March 31, 2014, the Company has recorded the purchase and sale of the MBS as an unsettled trade, presented in investment related payable and investment related receivable on the consolidated balance sheets, respectively, with the resulting net MBS included in Mortgage-backed securities on the consolidated balance sheets.
The Company is not contractually required and has not provided any additional financial support to the VIEs for the period ended March 31, 2014. The following table presents a summary of the assets and liabilities of the VIEs. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	March 31, 2014	December 31, 2013
Residential loans, held-for-investment	2,070,493	1,810,262
Accrued interest receivable	6,547	5,647
Deferred costs	3,784	3,386
Total assets	2,080,824	1,819,295
Accrued interest and accrued expenses payable	5,441	4,659
Asset-backed securities	1,873,434	1,643,741
Total liabilities	1,878,875	1,648,400

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
The following tables present certain information about the Company’s MBS portfolio as of March 31, 2014 and December 31, 2013.
March 31, 2014

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,470,313	74,494	1,544,807	19,656	1,564,463	4.04%	2.69%	2.81%
30 year fixed-rate	6,166,378	414,656	6,581,034	(153,651)	6,427,383	4.12%	3.03%	3.15%
ARM	351,557	4,450	356,007	2,684	358,691	2.88%	2.63%	2.37%
Hybrid ARM	2,046,826	18,382	2,065,208	11,617	2,076,825	2.73%	2.53%	2.35%
Total Agency pass-through	10,035,074	511,982	10,547,056	(119,694)	10,427,362	3.78%	2.87%	2.94%
Agency-CMO(4)	1,638,374	(1,161,357)	477,017	(9,788)	467,229	2.68%	4.46%	4.14%
Non-Agency RMBS(5)(6)(7)	4,469,615	(609,998)	3,859,617	82,324	3,941,941	3.76%	4.10%	4.26%
CMBS(8)	4,653,693	(2,032,007)	2,621,686	76,972	2,698,658	3.37%	4.57%	4.51%
Total	20,796,756	(3,291,380)	17,505,376	29,814	17,535,190	3.60%	3.44%	3.43%

(1)	Net weighted average coupon (“WAC”) as of March 31, 2014 is presented net of servicing and other fees.

(2)	Weighted average yield is based on amortized cost as of March 31, 2014 and incorporates future prepayment and loss assumptions.

(3)	Weighted average yield is based on average amortized cost for the three months ended March 31, 2014 and incorporates actual cash flows and future prepayment and loss assumptions.

(4)	Included in Agency-CMO are interest-only securities, which represent 25.5% of the balance based on fair value.

(5)	Included in Non-Agency RMBS are securities of $124.1 million for a future securitization not yet settled.

(6)	Non-Agency RMBS held by the Company is 55.8% variable rate, 30.1% fixed rate, and 14.1% floating rate based on fair value (excluding securities for a future securitization not yet settled).

(7)	Of the total discount in Non-Agency RMBS, $404.2 million is non-accretable.

(8)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 7.1% and 1.7% of the balance based on fair value, respectively.
December 31, 2013

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)(6)	4,361,730	(618,634)	3,743,096	32,213	3,775,309	3.74%	3.75%	4.60%
CMBS(7)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%

(1)	Net WAC as of December 31, 2013 is presented net of servicing and other fees.

(2)	Weighted average yield based on amortized cost as of December 31, 2013 incorporates future prepayment and loss assumptions.

(3)	Weighted average yield based on average amortized cost for the three months ended December 31, 2013 incorporates actual cash flows and future prepayment and loss assumptions.

(4)	Included in Agency-CMO are interest-only securities, which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 58.4% variable rate, 32.4% fixed rate, and 9.2% floating rate based on fair value.

(6)	Of the total discount in Non-Agency RMBS, $438.1 million is non-accretable.

(7)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 7.5% and 1.0% of the balance based on fair value, respectively.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of March 31, 2014 and December 31, 2013, respectively:

$ in thousands	March 31, 2014	% of Non-Agency	December 31, 2013	% of Non-Agency
Re-REMIC	1,347,996	35.3%	1,444,376	38.3%
Prime	1,286,040	33.6%	1,336,821	35.5%
Alt-A	811,981	21.3%	801,919	21.2%
GSE CRT(1)	350,021	9.2%	167,981	4.4%
Subprime	21,851	0.6%	24,212	0.6%
Total Non-Agency(2)	3,817,889	100.0%	3,775,309	100.0%

(1)
Government-sponsored enterprise ("GSE") credit risk transfer ("CRT") securities are general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by these GSEs.

(2)	Excluded from Non-Agency RMBS are securities of $124.1 million for a future securitization not yet settled.
The following table summarizes certain characteristics of the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of March 31, 2014 and December 31, 2013:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2014	December 31, 2013
0-10	5.4%	4.8%
10-20	3.6%	3.5%
20-30	14.8%	14.7%
30-40	25.6%	25.2%
40-50	36.9%	38.6%
50-60	9.0%	8.5%
60-70	4.7%	4.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying security represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying security in excess of the subordination amount would result in principal losses on the Re-REMIC tranche.

The components of the carrying value of the Company’s MBS portfolio at March 31, 2014 and December 31, 2013 are presented below:

$ in thousands	March 31, 2014	December 31, 2013
Principal balance	20,796,756	20,673,443
Unamortized premium	628,568	646,189
Unamortized discount	(3,919,948)	(3,819,604)
Gross unrealized gains	350,249	291,725
Gross unrealized losses	(320,435)	(443,096)
Fair value	17,535,190	17,348,657
The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of March 31, 2014 and December 31, 2013:

$ in thousands	March 31, 2014	December 31, 2013
Less than one year	179,394	101,251
Greater than one year and less than five years	6,133,678	5,958,852
Greater than or equal to five years	11,222,118	11,288,554
Total	17,535,190	17,348,657

The following tables present the estimated fair value, the gross unrealized losses and the number of securities of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, respectively:

March 31, 2014

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	51,861	(809)	3	103,393	(2,915)	6	155,254	(3,724)	9
30 year fixed-rate	2,937,730	(140,473)	98	1,046,387	(78,685)	43	3,984,117	(219,158)	141
ARM	131,304	(500)	6	—	—	—	131,304	(500)	6
Hybrid ARM	720,952	(2,307)	36	—	—	—	720,952	(2,307)	36
Total Agency pass-through	3,841,847	(144,089)	143	1,149,780	(81,600)	49	4,991,627	(225,689)	192
Agency-CMO	347,024	(14,927)	23	8,563	(3,603)	4	355,587	(18,530)	27
Non-Agency RMBS	882,640	(40,383)	59	166,389	(3,459)	10	1,049,029	(43,842)	69
CMBS	883,068	(32,374)	67	—	—	—	883,068	(32,374)	67
Total	5,954,579	(231,773)	292	1,324,732	(88,662)	63	7,279,311	(320,435)	355
December 31, 2013

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass-through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412
Gross unrealized losses on the Company’s Agency RMBS were $225.7 million at March 31, 2014. Due to the inherent credit quality of Agency RMBS, the Company determined that at March 31, 2014, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, and CMBS were $94.7 million at March 31, 2014. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

$ in thousands	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	(151,371)	523,725
Unrealized gain (loss) on MBS, net	181,185	(70,136)
Balance at the end of period	29,814	453,589
During the three months ended March 31, 2014 and 2013, the Company reclassified $11.7 million of net unrealized losses and $6.7 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

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
The Company did not have other-than-temporary impairments for the three months ended March 31, 2014 and 2013.
The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2014 and 2013.
For the three months ended March 31, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	105,483	(23,664)	81,819
Non-Agency	39,931	935	40,866
CMBS	38,612	(9,661)	28,951
Other	103	—	103
Total	184,129	(32,390)	151,739

For the three months ended March 31, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	143,414	(45,114)	98,300
Non-Agency	36,411	1,141	37,552
CMBS	26,650	(2,200)	24,450
Other	42	—	42
Total	206,517	(46,173)	160,344

Note 5 – Residential Loans Held-for-Investment
Residential loans held-for-investment includes residential mortgage loans which are secured by a lien on the residential property. The following table details the carrying value for residential loans held-for-investment at March 31, 2014 and December 31, 2013. These loans are held by the six VIEs which the Company consolidates.

$ in thousands	March 31, 2014	December 31, 2013
Principal balance	2,049,448	1,783,983
Unamortized premium (discount), net	22,136	27,163
Recorded investment	2,071,584	1,811,146
Allowance for loan losses	(1,091)	(884)
Carrying value	2,070,493	1,810,262
The Company considers a number of factors when evaluating the credit risks associated with its residential loans held-for-investment portfolio, including but not limited to year of origination, delinquency status, historical losses, geographic concentration and existing economic conditions.
The following table displays certain characteristics of the Company's residential loans held-for-investment at March 31, 2014 by year of origination.

$ in thousands	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	2,068	595	7	3	2,673
Current Principal Balance	1,548,345	496,438	2,593	2,072	2,049,448
Net Weighted Average Coupon Rate	3.57%	3.50%	3.73%	6.13%	3.56%
Weighted Average Maturity (years)	29.13	28.78	25.26	24.41	29.03
Current Performance:
Current	1,547,775	494,499	2,593	2,072	2,046,939
30 Day Delinquent	570	1,939	—	—	2,509
60 Days Delinquent	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—
Total	1,548,345	496,438	2,593	2,072	2,049,448
(1) None for 2011 and 2010
The following table presents the five largest geographic concentrations of the Company’s residential loans held-for-investment at March 31, 2014 based on principal balance outstanding:

State	Percent
California	49.9%
Illinois	5.9%
Massachusetts	4.5%
Maryland	4.1%
Virginia	4.0%
Other states (none greater than 4%)	31.6%
Total	100.0%

The following table presents future minimum annual principal payments under the residential loans held-for-investment at March 31, 2014:

$ in thousands
Scheduled Principal	March 31, 2014
Within one year	38,276
One to three years	81,076
Three to five years	87,509
Greater than or equal to five years	1,842,587
Total	2,049,448
Allowance for Loan Losses on Residential Loans
For residential loans held-for-investment, the Company establishes an allowance for loan losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2014:

$ in thousands	March 31, 2014
Balance at beginning of period	(884)
Charge-offs, net	—
Provision for loan losses	(207)
Balance at end of period	(1,091)
During the quarter ended March 31, 2014 there were no charge-offs of residential loans.

Note 6 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment include mezzanine loans, first mortgage loans and preferred equity investments purchased or originated by the Company.
As of March 31, 2014, the Company had five commercial loans outstanding which were purchased or originated by the Company (one was originated in 2014) and were not delinquent on payment. Included in the five commercial loans are mezzanine loans with an outstanding carrying value of $49.7 million, inclusive of unamortized fees of $100,000, one first mortgage loan with a carrying value of $20.1 million inclusive of unamortized costs of $77,000 and one preferred equity investment with a carrying value of $23.0 million. As of March 31, 2014, the Company had unfunded commitments on the mezzanine loans and first mortgage loan of $10.2 million and $2.0 million, respectively. These loans were not impaired and no allowance for loan loss has been recorded.
The Company evaluates the credit quality indicators for the mezzanine, first mortgage loans and preferred equity investments on a quarterly basis. Credit quality indicators for the first mortgage loan includes net operating income, debt service coverage ratios and debt yield. Credit quality indicators for the mezzanine loans and preferred equity investments include net operating income, net cash flow, loan-to-value ratio and debt yield.

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

Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”). The Company has a commitment to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund. As of March 31, 2014, $94.6 million of the Company's commitment has been called. On December 31, 2013, the investment period ended. The Company is committed to fund $5.4 million in additional capital to cover future expenses should they occur. The Company realized approximately $215,000 (2013: $345,000) of equity in earnings for the three months ended March 31, 2014 related to these investments. The Company also had $92,000 of unrealized gain (2013: $148,000 gain) from these investments for the three months ended March 31, 2014.
IMRF Loan Portfolio Member LLC
On September 30, 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”), a limited liability company managed by AIV Fund. The Company has fully funded its commitment to IMRF LLC. The Company realized a gain of approximately $94,000 (2013: $105,000 realized loss) of equity in earnings for the three months ended March 31, 2014. The Company also had $40,000 of unrealized gain (2013: $1.2 million gain) from these investments for the three months ended March 31, 2014.

Note 8 – Borrowings
The Company has entered into repurchase agreements and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at March 31, 2014 and December 31, 2013:

$ in thousands	March 31, 2014			December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Agency RMBS	9,746,051	0.34%	20	10,281,154	0.38%	19
Non-Agency RMBS	3,067,127	1.55%	35	3,088,064	1.54%	33
CMBS	2,039,132	1.37%	24	2,082,457	1.39%	23
Exchangeable Senior Notes	400,000	5.00%	1,445	400,000	5.00%	1,535
Total	15,252,310	0.84%	61	15,851,675	0.86%	60
Repurchase Agreements
The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at March 31, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2014 and December 31, 2013:

March 31, 2014		Percent of Total
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,824,258	12.3%	2,239,264	(1)
South Street Securities LLC	1,115,973	7.5%	1,162,910
Citigroup Global Markets Inc.	951,086	6.4%	1,091,193
Banc of America Securities LLC	998,773	6.7%	1,090,734
Wells Fargo Securities, LLC	905,576	6.1%	1,077,374
JP Morgan Securities Inc.	825,944	5.6%	943,476
Royal Bank of Canada	731,542	4.9%	873,794
HSBC Securities (USA) Inc	790,364	5.3%	812,923
Morgan Stanley & Co. Incorporated	692,657	4.7%	755,719
RBS Securities Inc.	603,578	4.1%	733,689
Pierpont Securities LLC	647,870	4.4%	673,870
ING Financial Market LLC	615,970	4.1%	654,816
Mitsubishi UFJ Securities (USA), Inc.	577,807	3.9%	606,196
BNP Paribas Securities Corp.	532,503	3.6%	582,651
Deutsche Bank Securities Inc.	474,843	3.2%	534,847
Industrial and Commercial Bank of China Financial Services LLC	460,433	3.1%	484,647
Nomura Securities International, Inc.	457,959	3.1%	480,925
Goldman, Sachs & Co.	395,619	2.7%	417,528
Scotia Capital	390,897	2.6%	406,486
KGS-Alpha Capital Markets, L.P.	292,395	2.0%	308,702
TD Securities	152,895	1.0%	161,454
Barclays Capital Inc.	109,841	0.7%	130,632
Cantor Fitzgerald & Co.	113,219	0.8%	119,290
Daiwa Capital Markets America Inc	107,463	0.7%	112,392
Mizuho Securities USA Inc.	51,422	0.3%	59,736
Guggenheim Liquidity Services, LLC	31,423	0.2%	33,040
Total	14,852,310	100.0%	16,548,288
(1) Includes $169.2 million of MBS held as collateral which are eliminated in consolidation.

December 31, 2013
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
JP Morgan Securities Inc.	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc.	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
Barclays Capital Inc.	156,904	1.0%	165,605
TD Securities	155,099	1.0%	163,512
Daiwa Capital Markets America Inc.	112,309	0.7%	117,551
Cantor Fitzgerald & Co.	68,261	0.4%	71,910
Mizuho Securities USA Inc.	53,962	0.3%	62,423
Guggenheim Liquidity Services, LLC	33,113	0.2%	34,664
Total	15,451,675	100.0%	17,079,377
(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.
Company MBS held by counterparties as security for repurchase agreements was $16.5 billion and $17.1 billion at March 31, 2014 and December 31, 2013, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 111% for March 31, 2014 and December 31, 2013, respectively.
No cash collateral was held by the counterparties at March 31, 2014 and December 31, 2013.
Asset-Backed Securities
During the three months ended March 31, 2014, the Company purchased controlling interests in a securitization trust for which it determined it is the primary beneficiary. The securitization trust securitized residential mortgage loans with an aggregate principal balance of $287.4 million, and issued $287.4 million aggregate principal amount of ABS, which was purchased by the Company. The Company subsequently sold $246.7 million of the original principal balance to a third party. As a result, the ABS issued by the securitization trusts is recorded as a non-recourse liability in the Company’s consolidated balance sheets. During the three months ended March 31, 2014, ABS held by unaffiliated third parties was paid down by $19.3 million. The Company has purchased controlling interests in a total of six securitization trusts for which it determined it is the primary beneficiary to date.

The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS, along with other relevant information, at March 31, 2014.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	1,861,086	2,049,448
Interest-only securities	14,270	—
Unamortized premium	9,510	22,136
Unamortized discount	(11,432)	—
Loan loss reserve	—	(1,091)
Carrying value	1,873,434	2,070,493
Range of weighted average interest rates	2.8% - 3.8%
Number of series	6
The following table presents the estimated principal repayment schedule of the VIE’s ABS at March 31, 2014, based on estimated cash flows of the residential mortgage loans, as adjusted for projected prepayments and losses on such loans.

$ in thousands
Estimated principal repayment	March 31, 2014
Within one year	192,386
One to three years	335,283
Three to five years	275,201
Greater than or equal to five years	1,058,216
Total	1,861,086
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
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $889,000 as of March 31, 2014.

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
The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference securities and the CDS’s notional amount is recorded as a realized loss in the consolidated statements of operations.
Credit Derivatives
The Company's only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. The remaining notional amount of the CDS at March 31, 2014 was $47.8 million ($51.8 million at December 31, 2013), and the Company estimated the fair market value of the CDS to be approximately $607,000 at March 31, 2014 ($654,000 at December 31, 2013). As of March 31, 2014, the Company has not made any payments related to the CDS contract.
At March 31, 2014 and December 31, 2013, the open CDS sold by the Company is summarized as follows:

$ in thousand	March 31, 2014	December 31, 2013
Fair value amount	607	654
Notional amount	47,764	51,823
Maximum potential amount of future undiscounted payments	47,764	51,823
Recourse provisions with third parties	—	—
Collateral held by counterparty	7,323	7,979
Interest Rate Swaps
The Company finances its activities primarily through repurchase agreements, which are usually settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a one to twelve month basis, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposures to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Through December 31, 2013, the Company elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings while the ineffective portion is recorded on a current basis in earnings. Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps in order to gain greater flexibility in managing interest rate exposures. Amounts reported in AOCI related to the cash flow hedges through December 31, 2013 will remain in AOCI and will be reclassified to interest expense, repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $21.3 million as an increase to interest expense for the three months ended March 31, 2014. During the next 12 months, the Company estimates that $83.0 million will be reclassified as an increase to interest expense, repurchase agreements.
The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swaps are recorded in gain (loss) on interest rate derivative instruments, net on the consolidated statements of operations, consistent with the Company’s historical accounting for futures contracts, described below. Monthly net cash settlements under swaps are recorded in gain (loss) on interest rate derivative instruments, net on the consolidated statements of operations, prospectively.

As of March 31, 2014, the Company had the following interest rate swaps outstanding:

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

At March 31, 2014, the Company’s counterparties held $4.9 million net cash margin deposits and approximately $293.7 million in Agency RMBS as collateral against its interest rate swaps, CDS, TBAs and futures contracts. In addition, several counterparties posted securities of approximately $127.8 million and $20.1 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of March 31, 2014 and December 31, 2013, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in Cash and cash equivalents and the liability to return the collateral is included in Collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of March 31, 2014, the Company did not recognize any non-cash collateral held as collateral.
Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on interest rate derivative instruments, net in the Company’s consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. One of the Company's interest rate swaptions expired unexercised during the three months ended March 31, 2014, realizing a loss of $15.1 million. For the three months ended March 31, 2014, the Company had $11.1 million of unrealized gain, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of March 31, 2014, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	8,200	10	2.0	400,000	3.76%	3M Libor	10.00
Payer	> 6 Months	4,688	3,094	10.0	500,000	2.96%	3M Libor	5.00
		12,888	3,104	6.4	900,000	3.31%		7.20
TBAs and Futures Contracts
The Company purchases or sells certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized and unrealized gains and losses associated with the purchase or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on interest rate derivative instruments, net in the Company's consolidated statements of operations.

The following table presents information with respect to the Company's interest rate derivative instruments:

$ in thousands	Notional Amount as of January 1, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2014	Amount of Realized Gain, net on Interest Rate Derivative Instruments (excluding net interest paid or received)
Interest Rate Swaptions	1,150,000	500,000	(750,000)	900,000	(15,075)
Interest Rate Swaps	12,800,000	—	—	12,800,000	—
Purchase of TBAs	—	150,000	—	150,000	—
Sale of TBAs	—	250,000	—	250,000	—
Futures Contracts	100,000	100,000	(100,000)	100,000	(3,749)
Total	14,050,000	1,000,000	(850,000)	14,200,000	(18,824)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.
$ in thousands

Asset Derivatives				Liability Derivatives
As of March 31, 2014		As of December 31, 2013		As of March 31, 2014		As of December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest Rate Swap Asset	161,691	Interest Rate Swap Asset	256,449	Interest Rate Swap Liability	258,637	Interest Rate Swap Liability	263,204
CDS Contract	607	CDS Contract	654	Futures Contracts	94	Futures Contracts	—
Interest Rate Swaptions	3,104	Swaption	2,365	TBAs	586	TBAs	—
TBAs	1,289	TBAs	—
Futures Contracts	—	Futures Contracts	2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2014 and 2013.
Three months ended March 31, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(21,296)	Gain (loss) on interest rate derivative instruments, net	—

Three months ended March 31, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	(17,171)	Interest Expense, Repurchase Agreements	(35,562)	Gain (loss) on interest rate derivative instruments, net	(1)

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended March 31, 2014	Three months ended March 31, 2013
CDS Contract	Realized and unrealized credit default swap income	(47)	(223)

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs and futures contracts reported in gain (loss) on interest rate derivative instruments, net on the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

$ in thousands	Three months ended March 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(51,441)	(90,192)	(141,633)
Swaption Contracts	(15,075)	—	11,127	(3,948)
TBAs	—	—	703	703
Futures Contracts	(3,749)	—	(2,685)	(6,434)
Total	(18,824)	(51,441)	(81,047)	(151,312)

$ in thousands	Three months ended March 31, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps ineffectiveness	—	—	(1)	(1)
Swaption Contracts	—	—	(2,002)	(2,002)
Total	—	—	(2,003)	(2,003)
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
As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $255.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $293.7 million of Agency RMBS and $4.9 million of cash as of March 31, 2014. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.
The Company was in compliance with all of the financial provisions of these agreements through March 31, 2014.

Note 10 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013.
Offsetting of Derivative Assets
As of March 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	166,691	—	166,691	(13,221)	(20,008)	133,462
Total	166,691	—	166,691	(13,221)	(20,008)	133,462
Offsetting of Derivative Liabilities and Repurchase Agreements
As of March 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	259,317	—	259,317	(259,317)	—	—
Repurchase Agreements	14,852,310	—	14,852,310	(14,852,310)	—	—
	15,111,627	—	15,111,627	(15,111,627)	—	—

Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	262,059	—	262,059	(671)	(48,607)	212,781
Total	262,059	—	262,059	(671)	(48,607)	212,781

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	263,204	—	263,204	(263,204)	—	—
Repurchase Agreements	15,451,675	—	15,451,675	(15,451,675)	—	—
	15,714,879	—	15,714,879	(15,714,879)	—	—

(1)
Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at March 31, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $16.5 billion and $17.1 billion at March 31, 2014 and December 31, 2013, respectively, including securities eliminated in consolidation of $169.2 million and $133.8 million, respectively at March 31, 2014 and December 31, 2013.

(4)
Total cash received on the Company's derivatives was $20.1 million and $52.7 million at March 31, 2014 and December 31, 2013, respectively. Total non-cash collateral received on the Company's derivatives was $127.8 million and $207.0 million at March 31, 2014 and December 31, 2013, respectively. Total cash posted by the Company on its Derivatives was $4.9 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively.

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.
Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. For one repurchase agreement counterparty, the underlying agreement provides for an unconditional right of setoff.

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

32

•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at March 31, 2014 and December 31, 2013 are summarized below:

	March 31, 2014
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	17,535,190	—	17,535,190
Investments in unconsolidated ventures	—	—	42,123	42,123
Derivatives	—	166,084	607	166,691
Total	—	17,701,274	42,730	17,744,004
Liabilities
Derivatives	94	259,223	—	259,317
Total	94	259,223	—	259,317

	December 31, 2013
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	17,348,657	—	17,348,657
Investments in unconsolidated ventures	—	—	44,403	44,403
Derivatives	2,591	258,814	654	262,059
Total	2,591	17,607,471	45,057	17,655,119
Liabilities
Derivatives	—	263,204	—	263,204
Total	—	263,204	—	263,204

(1)	For more detail about the fair value of the Company's MBS, refer to Note 4 - Mortgage-Backed Securities in these consolidated financial statements.
The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2014	December 31, 2013
Beginning balance	44,403	35,301
Purchases	—	11,717
Sales and settlements	(2,721)	(7,960)
Total net gains included in net income
Realized gains, net	309	2,757
Unrealized gains, net	132	2,588
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	42,123	44,403

The following table presents additional information about the Company’s CDS contract, which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	March 31, 2014	December 31, 2013
Beginning balance	654	1,519
Purchases	—	—
Sales and settlements	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(47)	(865)
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	607	654
The following table summarizes quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2014	Technique	Input	Range	Average
CDS Contract	607	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.56%
			Credit Spread		0.26%
			Constant Prepayment Rate	1.0% - 20.0%	5.54%
			Constant Default Rate	0.2% - 100.0%	4.46%
			Loss Severity	4.5% - 67.7%	42.43%
The significant unobservable inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $11,000 less than the actual fair value at March 31, 2014.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	2,070,493	2,022,006	1,810,262	1,709,385
Commercial loans, held-for-investment	92,748	92,748	64,599	64,599
Other investments	109	109	10,000	10,000
Total	2,163,350	2,114,863	1,884,861	1,783,984
Financial Liabilities
Repurchase agreements	14,852,310	14,860,574	15,451,675	15,459,452
Asset-backed securities	1,873,434	1,768,416	1,643,741	1,543,217
Exchangeable senior notes	400,000	386,000	400,000	368,250
Total	17,125,744	17,014,990	17,495,416	17,370,919

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

•
In December 2012, the Company acquired a $10.0 million debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month LIBOR rate. The debt security is included in “Other Investments” and its fair value is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality. The debt security was repaid in March 2014 at carrying value.

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
For the three months ended March 31, 2014, the Company incurred management fees of $9.3 million (2013: $10.4 million), of which $9.3 million (2013: $10.4 million) was accrued but has not been paid.

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
The Company incurred costs, originally paid by Invesco, of approximately $1.8 million (2013: $1.2 million) for the three months ended March 31, 2014. Approximately $1.8 million (2013: $934,000) was either prepaid or expensed for the three months ended March 31, 2014, and $0 (2013: $234,000) was charged against equity as a cost of raising capital for the three months ended March 31, 2014. There were no capitalization to other assets as of March 31, 2014.
Termination Fee
A termination fee is due to the Manager upon termination of the management agreement by the Company equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

Note 13 – Shareholders’ Equity
Securities Convertible into Shares of Common Stock
The limited partner who holds units of the OP Units has the right to cause the Operating Partnership to redeem their OP Units for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which includes the ability of the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Manager and its affiliates.
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

Common Stock

During the three months ended March 31, 2014, the Company issued 4,564 shares of common stock at an average price of $16.26 under the DRSPP with total proceeds to the Company of approximately $74,000, net of issuance costs of $0.
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
Share Repurchase Program
On December 12, 2011, the Company's board of directors approved a share repurchase program to purchase up to 7,000,000 shares of its common shares with no stated expiration date. On December 2, 2013, the Company's board of directors approved an additional share repurchase of up to 20,000,000 of its common shares with no stated expiration date. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended March 31, 2014, the Company repurchased 1,438,213 shares of its common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock. As of March 31, 2014, the Company had authority to purchase 14,841,784 additional shares of its common stock through this program.
Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $52,000 (2013: $38,000) related to the Company's non-executive directors for the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company issued 2,745 shares (2013: 1,770 shares) of stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $81,000 (2013: $62,000) for the three months ended March 31, 2014 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, the Company issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the three months ended March 31, 2014, the Company awarded 20,732 restricted stock units to officers and employees of the Manager and its affiliates.
Dividends
On March 18, 2014, the Company declared a dividend of $0.50 per share of common stock. The dividend was paid on April 28, 2014 to shareholders of record as of the close of business on March 31, 2014.
On March 18, 2014, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on April 25, 2014 to shareholders of record as of the close of business on April 1, 2014.

Note 14 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2014 and 2013 is computed as follows:

	Three Months Ended March 31,
$ and share amounts in thousands	2014	2013
Numerator (Income)
Basic Earnings
Net income (loss) available to common shareholders	(74,440)	83,992
Effect of dilutive securities:
Income allocated to exchangeable senior debt	—	1,160
Income allocated to non-controlling interest	(822)	962
Dilutive net income (loss) available to shareholders	(75,262)	86,114
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	123,125	128,888
Effect of dilutive securities:
Restricted Stock Awards	—	26
OP Units	1,425	1,425
Exchangeable senior notes	—	3,741
Dilutive Shares	124,550	134,080

The following potential common shares (in thousands) were excluded from diluted earnings per common share for the three months ended March 31, 2014 as the Company had a net loss for the period: 16,836 (in thousands) for the Exchangeable senior notes and 41 (in thousands) for Restricted Stock Awards.

Note 15 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest (2013: 1.0%) in the Operating Partnership. Expense allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2014 was $822,000 (2013: $962,000 income). For the three months ended March 31, 2014, distributions paid to the non-controlling interest were $713,000 (2013: $926,000). As of March 31, 2014, distributions payable to the non-controlling interest were approximately $713,000 (2013: $926,000).

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

•
actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), mortgage loan modification programs and the reduction of the Federal Reserve long-term asset purchases (quantitative easing or "QE") and our ability to respond to and comply with such actions, initiatives and changes;

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
Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our taxable income to our shareholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act.
Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Agency residential mortgage-backed securities (“RMBS”), for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation;

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We finance our investments in Agency RMBS, non-Agency RMBS and CMBS, primarily through short-term borrowings structured as repurchase agreements, committed facilities and other forms of private financing. We finance our residential loans held-for-investment through asset-backed securities ("ABS") issued by securitization trusts for which we have determined we are the primary beneficiary. We have also issued exchangeable notes to finance investments in our target assets.
Capital Activities
On March 18, 2014, we declared a dividend of $0.50 per share of common stock. The dividend was paid on April 28, 2014 to shareholders of record as of the close of business on March 31, 2014.
On March 18, 2014, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on April 25, 2014 to shareholders of record as of the close of business on April 1, 2014.
During the three months ended March 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. On December 2, 2013, our board of directors authorized the repurchase of an additional 20,000,000 shares of our common stock with no stated expiration date. Our board of directors has approved an aggregate repurchase of 27,000,000 shares of our common stock to date. As of March 31, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
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
Market Conditions
In the the first quarter of 2014 market interest rates declined even as the Federal Reserve began tapering asset purchases as part of its quantitative easing ("QE") program. Economic indicators were generally softer in the first quarter, especially in January and February during the coldest winter in North America in decades. Further, investors became more concerned regarding the growth prospects for emerging market economies. Economists reduced estimates of U.S. gross domestic product growth for the year, even though many believe the weaker growth in the quarter was due to the climate as well as payback for inventory build up in the fourth quarter of 2013.
Prices of Agency MBS were higher given the decline in mortgage interest rates in line with other market interest rates. Longer term interest rates declined more than shorter term interest rates and lower coupon MBS prices rose more than higher coupon MBS. We believe markets expected a more robust recovery in the fourth quarter and those expectations were moderated in the first quarter. Similarly, markets expectations of Federal Reserve tapering asset purchases under its QE program were moderated in the first quarter of 2014, and expectations for the pace of tapering once it starts were reduced. In that environment investors search for yield intensified and credit spreads, the additional yield above U.S. Treasury securities offered by non-U.S. Treasury securities, fell. Declining credit spreads caused prices of CMBS and RMBS as well as corporate bonds to increase more than similar maturity Treasury securities. At the same time, interest rate volatility implied by options prices fell rather dramatically reducing the value of options. This was a benefit to the MBS market, allowing Agency MBS to perform reasonably well despite the QE tapering. Further, the supply of new mortgage loans was restrained by a lack of refinancing volumes since interest rates did not find new lows, and relatively weak mortgage purchase volumes due to the harsh winter on top of the already slow seasonal factor. Given the low supply of RMBS, the Federal Reserve's reduced purchase volumes were still large relative to gross supply of newly issued RMBS. This also supported Agency MBS prices. All things considered, the environment was favorable for us in the first quarter.
We believe we have reduced the interest rate sensitivity of our investment portfolio, resulting in greater book value stability. As interest rates declined during the first quarter, our book value improved 3.1%. Prices of Agency RMBS could continue to come under pressure as the market adjusts to the Federal Reserve tapering of QE. It is possible that we may realize further losses on the sale of assets in future periods and these losses may exceed our earnings. In addition, as of December 31, 2013 we have elected to discontinue hedge accounting for our portfolio of interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in our consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). This change will cause our net income to be more volatile in future periods and could contribute to us recording a net loss in future periods. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
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
Investment Activities
Entering 2013 we began positioning the investment portfolio to take advantage of opportunities created by an improving housing market and our belief that there would be better availability of credit for borrowers. We believed the improving market would help private label securitization volumes grow and that a pilot program for credit risk transfer ("CRT") between government-sponsored enterprises ("GSE") and private investors would begin. During 2013 and 2014, we participated in six residential loan securitizations that are consolidated on our balance sheet, and participated in CRT transactions issued by both Fannie Mae and Freddie Mac. In addition, during March 2014, we committed to purchase securities in an additional residential loan securitization, and upon settlement, we anticipate the residential loan securitization to be consolidated on our balance sheet. During 2013, we began a commercial real estate lending program. Since its inception, we have purchased or originated five loans in addition to investing in securitized mezzanine loans. While we did participate in these new opportunities, the size of these investments is still a relatively small portion of our equity.  We expect to continue to pursue opportunities to increase the percentage of our equity invested in these three areas during 2014: commercial mortgage loans, subordinate interests in residential loan securitizations and GSE CRT transactions.
The interest rate environment and our views on how it will change have a significant impact on our portfolio decisions. During 2013 and 2014, we focused on transitioning the portfolio to be less sensitive to interest rate movements. This included reducing our position in 30 year and 15 year fixed rate Agency RMBS, investing in credit assets, reducing repurchase agreement leverage and increasing our hedging positions. To provide economic stimulus, the Federal Reserve has been purchasing Agency RMBS through its QE program which has had the effect of holding mortgage interest rates low. In May 2013, the Federal Reserve announced it would reduce purchases later in 2013. As a result of this announcement, we sold lower coupon 30 year fixed-rate Agency RMBS, replacing them with Agency hybrid adjustable-rate mortgages ("ARM") and credit assets. In addition, we increased our notional amount of interest rate swaps from $10.7 billion at March 31, 2013 to $12.8 billion at March 31, 2014, or by 20.2%, and decreased the average remaining term of the swaps from 5.18 to 4.9 years, respectively. We also entered into payer swaptions to further reduce interest rate risk in the second quarter. As a result of all of these actions we believe we have significantly reduced interest rate and funding risk relative to the prior year.
As of March 31, 2014, 36.5% (2013: 51.2%) of our equity was invested in Agency RMBS, 44.0% (2013: 39.1%) in non-Agency RMBS, 27.0% (2013: 21.1%) in CMBS, 3.0% (2013: 1.1%) in residential loans, 3.8% (2013: 0.0%) in commercial loans and 1.7% (2013: 1.2%) in unconsolidated ventures.

We own 30 year fixed-rate Agency RMBS securities that offer higher coupons and call protection based on the collateral attributes. In addition, we hold 15 year fixed-rate Agency RMBS securities, Agency hybrid ARM RMBS and Agency ARM RMBS we believe to have similar durations based on the prepayment speeds. In addition, we own Agency collateralized mortgage obligations ("CMO"), some of which are interest only securities.
The table below shows the breakdown of our investment portfolio as of March 31, 2014 and 2013:

	As of March 31,
$ in thousands	2014	2013
Agency RMBS:
30 year fixed-rate, at fair value	6,427,383	12,171,821
15 year fixed-rate, at fair value	1,564,463	2,089,507
Hybrid ARM, at fair value	2,076,825	486,297
ARM, at fair value	358,691	74,055
Agency CMO, at fair value	467,229	503,079
Non-Agency RMBS, at fair value (1)	3,941,941	3,555,303
CMBS, at fair value	2,698,658	2,368,370
Residential loans, at amortized cost	2,070,493	405,541
Commercial loans, at amortized cost	92,748	—
Total MBS and Loans portfolio	19,698,431	21,653,973
(1) Included in Non-Agency RMBS are securities of $124.1 million for a future securitization not yet settled.
Our portfolio of investments that have credit exposure include non-Agency RMBS, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, we have increased our exposure to credit assets as we view the improving economy will provide better risk adjusted returns for this asset class while having lower interest rate exposure.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS consisting of prime and Alt-A loans. In addition, we have invested in re-securitization of real estate mortgage investment conduit ("Re-REMIC") RMBS that we believe provide attractive risk adjusted returns. We also invest in GSE CRT securities, which are general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by GSEs. Based on our view of the improving housing market, we added to our position of non-Agency RMBS during 2014.
Our CMBS portfolio generally consists of assets originated prior to 2008, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Since March 31, 2013, we grew our CMBS portfolio approximately $330.3 million based on our view of the improving risk and return offered by this asset class. The primary focus of our investments was in the CMBS 2.0 where we grew the percentage of CMBS in our MBS portfolio to approximately 15.4% as of March 31, 2014 from approximately 11.1% as of March 31, 2013.
During 2013 and 2014, we expanded our portfolio of credit assets by adding residential and commercial real estate loans. Our residential loan portfolio consists of prime jumbo mortgages that generally have been originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics including but not limited to high FICO scores, low or no delinquencies and low loan-to-value ratios based on current home values. For further details on the loan portfolio, refer to Note 5 - "Residential Loans Held-for-Investment."
Our commercial real estate loan portfolio includes mezzanine loans, first mortgage loans and preferred equity investments we purchased or originated. For further details on the loan portfolio, refer to Note 6 - "Commercial Loans Held-for-Investment."

Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of March 31, 2014:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.7%	3.1%	22.9%	8.0%	0.3%	—%	35.3%
Prime	0.4%	1.1%	4.4%	3.9%	9.5%	2.0%	—%	—%	0.1%	—%	9.7%	2.5%	33.6%
Alt-A	—%	0.5%	8.7%	5.6%	6.5%	—%	—%	—%	—%	—%	—%	—%	21.3%
GSE CRT (2)	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	6.3%	2.9%	9.2%
Subprime	—%	—%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	—%	—%	0.6%
Total Non-Agency (3)	0.4%	1.6%	13.1%	9.6%	16.8%	2.0%	0.7%	3.1%	23.0%	8.0%	16.3%	5.4%	100.0%
CMBS	—%	—%	11.9%	12.9%	0.8%	—%	—%	9.6%	28.0%	14.9%	19.0%	2.9%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 10.6% 2005, 38.1% 2006 and 51.3% 2007.

(2)
GSE CRT securities are general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by the GSEs.

(3)	Excluded from Non-Agency RMBS are securities of $124.1 million for a future securitization not yet settled.
The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of March 31, 2014:

Non-Agency RMBS State	Percentage	CMBS State	Percentage
California	45.3%	California	14.9%
Florida	6.8%	New York	12.6%
New York	6.1%	Texas	9.1%
Virginia	3.8%	Florida	6.0%
New Jersey	3.4%	Illinois	4.9%
Maryland	3.4%	Pennsylvania	4.0%
Washington	3.0%	Ohio	3.0%
Illinois	2.5%	New Jersey	2.9%
Colorado	2.2%	Virginia	2.8%
Massachusetts	2.2%	North Carolina	2.7%
Other	21.3%	Other	37.1%
Total	100.0%	Total	100.0%
The vintage and geographic concentrations have not significantly changed since December 31, 2013.

The following table displays certain characteristics of our residential loans held-for-investment at March 31, 2014 by year of origination.

$ in thousands	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	2,068	595	7	3	2,673
Current Principal Balance	1,548,345	496,438	2,593	2,072	2,049,448
Net Weighted Average Coupon Rate	3.57%	3.50%	3.73%	6.13%	3.56%
Weighted Average Maturity (years)	29.13	28.78	25.26	24.41	29.03
Current Performance:
Current	1,547,775	494,499	2,593	2,072	2,046,939
30 Day Delinquent	570	1,939	—	—	2,509
60 Days Delinquent	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—
Total	1,548,345	496,438	2,593	2,072	2,049,448
(1) None for 2011 and 2010
The following table presents the five largest geographic concentrations of our residential loans held-for-investment at March 31, 2014 based on principal balance outstanding:

State	Percent
California	49.9%
Illinois	5.9%
Massachusetts	4.5%
Maryland	4.1%
Virginia	4.0%
Other states (none greater than 4%)	31.6%
Total	100.0%
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2014, we had entered into repurchase agreements totaling $14.9 billion (2013: $17.9 billion). The decrease in the amount of the repurchase agreement balance was due to a decrease in our MBS portfolio and a decrease in leverage as we reallocated our investment portfolio.
We also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the our Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of March 31, 2014, $94.6 million (2013: $82.9 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.
The Company records the liability for MBS purchased for which settlement has not taken place as an investment related payable. As of March 31, 2014 and December 31, 2013, we had investment related payables of $533.0 million, and $28.8 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to an increase in unsettled MBS purchases at the quarter ended March 31, 2014, including $276.8 million for securities for future securitizations. The Company records a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment-related receivable. As of March 31, 2014 and December 31, 2013, the Company had investment related receivables of $303.6 million and $515.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to an decrease in unsettled sold MBS as of March 31, 2014. Included in March 31, 2014 are unsettled securities for future securitizations of $152.7 million.

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

•
the value of derivatives used for hedging may be adjusted from time-to-time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our shareholders’ equity.

On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices are not impacted. However, our accounting for these transactions changed prospectively. All of our interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in our consolidated statements of operations, rather than in AOCI. Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, repurchase agreements is recognized in gain (loss) on interest rate derivatives, net in our consolidated statements of operations. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
As of March 31, 2014, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.8 billion (2013: $10.7 billion) of borrowings under our repurchase agreements. As of March 31, 2014, included in this amount we had forward starting swaps with a total notional amount of $2.0 billion, with starting dates ranging from February 24, 2015 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of March 31, 2014, we held $900.0 million (2013: $1.0 billion) in interest rate swaptions as an asset with a fair value of $3.1 million (2013: $4.3 million). During the three months ended March 31, 2014, interest rate swaptions expired unexercised with a notional amount of $750.0 million (2013: $0) and realized loss of $15.1 million (2013: $0). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility as the Federal Reserve tapers its purchases under its QE program.
As of March 31, 2014, we held $100.0 million (2013: $0) in notional amount of short U.S. Treasury futures contracts as a liability with a fair value of $93,800 (2013: $0). During the three months ended March 31, 2014, we sold U.S. Treasury futures contracts of $100.0 million (2013: $0) in notional amount and realized a loss of $3.7 million (2013: $0). We invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of March 31, 2014, we held $250.0 million (2013: $0) in notional amount of to-be-announced securities ("TBA") as an asset with a fair value of 1.3 million (2013: $0) and $150.0 million (2013: $0) in notional amount as a liability with a fair value of $586,000 (2013: $0). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We invest in TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
Book Value per Share
Our book value per common share was $18.53 and $17.97 as of March 31, 2014 and December 31, 2013, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at our sole election. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that through December 31, 2013 were recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets and subsequently in gain (loss) on interest rate derivative instruments, net on our consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed Securities” for information regarding the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.
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

Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we may be forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed Securities."
Residential and Commercial loans. Residential loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. Commercial loans held-for-investment are carried at cost net of any allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party vendor to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies.”

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

Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate risk. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the derivatives meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly or electing to discontinue the use of hedge accounting, will result in changes in the fair value of the derivative being reported in earnings rather than other comprehensive income. Further information including information on our discontinued use of hedge accounting effective on December 31, 2013 is provided in Note 9 - “Derivatives and Hedging Activities”.

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
Expected Impact of New Authoritative Guidance on Future Financial Information
None.

Results of Operations
The table below presents certain information from our Consolidated Statements of Operations for the three month periods ending March 31, 2014 and 2013.

	As of and for the Three Months Ended March 31,
$ in thousands, except per share data	2014	2013
Interest Income
Mortgage-backed securities	151,739	160,344
Residential loans	17,704	137
Commercial loans	1,619	—
Total interest income	171,062	160,481
Interest Expense
Repurchase agreements	49,071	66,328
Exchangeable senior notes	5,607	1,160
Asset-backed securities	13,935	79
Total interest expense	68,613	67,567
Net interest income	102,449	92,914
Provision for loan losses	207	—
Net interest income after provision for loan losses	102,242	92,914
Other Income (loss)
Gain (loss) on sale of investments, net	(11,718)	6,712
Equity in earnings and fair value change in unconsolidated ventures	441	1,590
Gain (loss) on interest rate derivative instruments, net	(151,312)	(2,003)
Realized and unrealized credit default swap income	329	351
Total other income (loss)	(162,260)	6,650
Expenses
Management fee – related party	9,335	10,354
General and administrative	3,196	1,543
Total expenses	12,531	11,897
Net income (loss)	(72,549)	87,667

Net income (loss) attributable to non-controlling interest	(822)	962
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(71,727)	86,705
Dividends to preferred shareholders	2,713	2,713
Net income (loss) attributable to common shareholders	(74,440)	83,992
Earnings per share:
Net income (loss) attributable to common shareholders (basic)	(0.60)	0.65
Net income (loss) attributable to common shareholders (diluted)	(0.60)	0.64
Dividends declared per common share	0.50	0.65
Weighted average number of shares of common stock:
Basic	123,125	128,888
Diluted	124,550	134,080

The table below presents certain information for our portfolio for the three month periods ending March 31, 2014 and 2013.

	Three Months Ended March 31,
$ in thousands	2014	2013
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,597,879	2,045,062
30 year fixed-rate, at amortized cost	6,727,509	11,500,385
ARM, at amortized cost	287,160	97,460
Hybrid ARM, at amortized cost	1,862,871	527,379
MBS-CMO, at amortized cost	475,842	502,535
Non-Agency RMBS, at amortized cost (1)	3,839,370	3,241,229
CMBS, at amortized cost	2,565,513	2,057,457
Residential loans, at amortized cost	1,986,973	13,518
Commercial loans, at amortized cost	73,216	—
Average MBS and Loans portfolio	19,416,333	19,985,025
Average Portfolio Yields (2):
Agency RMBS:
15 year fixed-rate	2.81%	2.19%
30 year fixed-rate	3.15%	2.84%
ARM	2.37%	2.13%
Hybrid ARM	2.35%	2.33%
MBS - CMO	4.14%	1.46%
Non-Agency RMBS	4.26%	4.63%
CMBS	4.51%	4.75%
Residential loans	3.52%	3.04%
Commercial loans	8.85%	n/a
Average MBS and Loans portfolio	3.52%	3.21%
Average Borrowings*:
Agency RMBS	9,690,761	12,941,937
Non-Agency RMBS	3,216,554	2,524,189
CMBS	2,030,534	1,674,943
Exchangeable senior notes	400,000	84,444
Asset-backed securities	1,765,161	12,473
Total borrowed funds	17,103,010	17,237,986
Maximum borrowings during the period (3)	17,144,362	18,647,452

Average Cost of Funds (4):
Agency RMBS	0.36%	0.42%
Non-Agency RMBS	1.51%	1.73%
CMBS	1.38%	1.48%
Exchangeable senior notes	5.61%	5.49%
Asset-backed securities	3.16%	2.53%
Unhedged cost of funds (5)	1.11%	0.74%
Hedged / Effective cost of funds (non-GAAP measure)	2.31%	1.57%
Average Equity (6):	2,335,252	2,708,474
Average debt/equity ratio (average during period)	7.32x	6.36x
Debt/equity ratio (as of period end)	7.00x	6.40x

50

*
Average amounts for each period are based on weighted month-end balances; all percentages are annualized. For the three months ended March 31, 2014 the average balances are presented on an amortized cost basis.

(1)	Non-Agency RMBS average balance excludes securities of $124.1 million for a future securitization not yet settled.

(2)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(5)	Excludes amortization of deferred swap losses from de-designation.

(6)	Average equity is calculated based on a weighted balance basis.

Net Income (Loss) Summary
For the three months ended March 31, 2014, our net loss attributable to common shareholders was $74.4 million (2013: $84.0 million net income) or $0.60 basic loss (2013: $0.65 basic income) per weighted average share available to common shareholders and $0.60 diluted loss (2013: $0.64 diluted income) per weighted average share available to common shareholders.
The change in net income (loss) attributable to common shareholders for the three months ended March 31, 2014 versus 2013 is primarily attributable to the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions, the sale of MBS at a loss during 2014 versus 2013 as well as an increase in our borrowing costs due to an increase in the notional amount of swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in our consolidated statements of operations, rather than in AOCI. For the three months ended March 31, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $90.2 million. In addition, during the three months ended March 31, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.3 million. During 2014, the general level of interest rates as well as interest rates on mortgage loans decreased, resulting in an increase in the value of certain MBS we owned. In response to the changing interest rate environment, we took the opportunity to sell certain MBS realizing a net loss of $11.7 million during the three months ended March 31, 2014 and invested the proceeds in other target assets.

Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings, effective interest expense (and by calculation, effective cost of funds) and effective net interest income (and by calculation, effective interest rate margin).  Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common shareholders, total interest expense (and by calculation, cost of funds) and net interest income (and by calculation, net interest rate margin).
These non-GAAP financial measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other companies. An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with U.S. GAAP. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.
Core Earnings
We calculate core earnings as U.S. GAAP net income attributable to common shareholders adjusted for gain (loss) on sale of investments, net, realized gain on interest rate derivative instruments (excluding contractual net interest on interest rate swaps), unrealized loss on interest rate derivative instruments, amortization of deferred swap losses from de-designation and adjustments attributable to non-controlling interest.
We believe the presentation of core earnings allows investors to evaluate and compare our performance to that of our peers because core earnings measures investment portfolio performance over multiple reporting periods by removing realized and unrealized gains and losses. We record changes in the valuation of our investment portfolio, and through December 31, 2013 certain interest rate swaps, in other comprehensive income. Effective December 31, 2013, we elected to discontinue hedge accounting for our interest rate swaps. As a result of our election, starting January 1, 2014 the change in market value of our interest rate swaps and the amortization of deferred swap losses remaining in other comprehensive income at December 31, 2013 are included in U.S. GAAP net income. In addition, we use interest rate swaptions, invest in TBAs and U.S. Treasury futures contracts that do not qualify under U.S. GAAP for inclusion in other comprehensive income, and, as such, the changes in valuation are recorded in net income the period in which they occur. For internal portfolio analysis, our management deducts these gains and losses from U.S. GAAP net income to provide a consistent view of investment portfolio performance across reporting periods. As such, we believe that the disclosure of core earnings is useful and meaningful to our investors.
However, we caution that core earnings should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity, or an indication of amounts available to fund our cash needs, including our ability to make cash distributions.
The table below provides a reconciliation of U.S. GAAP net income attributable to common shareholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2014	2013
Net income (loss) attributable to common shareholders	(74,440)	83,992
Adjustments
(Gain) loss on sale of investments, net	11,718	(6,712)
Realized loss on interest rate derivative instruments (excluding contractual net interest on interest rate swaps of $51,441 and $0, respectively)	18,824	—
Unrealized loss on interest rate derivative instruments	81,047	2,003
Amortization of deferred swap losses from de-designation	21,296	—
Subtotal	132,885	(4,709)
Adjustment attributable to non-controlling interest	(1,511)	50
Core earnings	56,934	79,333
Basic earnings (loss) per common share	(0.60)	0.65
Core earnings per share attributable to common shareholders	0.46	0.62

Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin

Effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin include adjustments for the net interest component related to our interest rate swaps and excludes amortization of deferred swap losses from de-designation. Although, as of January 1, 2014 we have elected to discontinue hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and therefore the effective cost of funds reflects total interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and add back the unrealized loss from swap losses that were previously recorded in other comprehensive income and is being amortized into total interest expense over the remaining swap lives. In addition, we view the cost of the associated repurchase agreements (interest expense), borrowing costs on our exchangeable senior notes, and borrowing costs on our ABS as a component of our effective cost of funds.

We believe the presentation of effective interest expense, effective costs of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding the our borrowing costs, as viewed by us.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	68,613	1.60%	67,567	1.57%
Less: Amortization of deferred swap losses from de-designation	(21,296)	(0.49)%	—	—
Add: Net interest paid - interest rate swaps	51,441	1.20%	—	—
Effective interest expense	98,758	2.31%	67,567	1.57%

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	102,449	1.92%	92,914	1.64%
Add: Amortization of deferred swap losses from de-designation	21,296	0.49%	—	—
Less: Net interest paid - interest rate swaps	(51,441)	(1.20)%	—	—
Effective net interest income	72,304	1.21%	92,914	1.64%

Interest Income and Average Earning Asset Yield
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $19.4 billion (2013: $20.0 billion) and earned interest income of $171.1 million (2013: $160.5 million) for the three months ended March 31, 2014. The yield on our average investment portfolio was 3.52% (2013: 3.21%) for the respective period. Our average investment portfolio decreased $568.7 million for the three months ended March 31, 2014 versus March 31, 2013.
The change in our average assets and portfolio yield during the three months ended March 31, 2014 compared to 2013 was primarily attributable to the change in our portfolio composition. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency and non-Agency RMBS had a weighted average CPR of 8.2 and 9.7 for the three months ended March 31, 2014 and December 31, 2013, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	March 31, 2014		December 31, 2013
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	9.8	12.4	12.3	14.1
30 year Agency RMBS	7.2	8.2	8.1	9.7
Agency Hybrid ARM RMBS	5.9	NA	6.4	NA
Non-Agency RMBS	10.1	NA	12.4	NA
Weighted average	8.2	NA	9.7	NA

Interest Expense and the Cost of Funds
Through December 31, 2013, interest expense includes borrowing costs under repurchase agreements, borrowing costs on our exchangeable senior notes, borrowing costs under our ABS, as well as any hedging costs. Beginning January 1, 2014, we de-designated our interest rate swaps as cash flow hedges. As a result of de-designating, net interest paid or received under our interest rate swaps are no longer reflected in interest expense on our consolidated statements of operations, instead it is included in gain (loss) on interest rate derivative instruments, net. In addition, unrealized swap losses previously included in other comprehensive income are prospectively amortized into interest expense over the remaining term of the interest rate swap, as long as the forecasted transactions that were being hedged are still expected to occur. No reclassifications or adjustments were made to the three months ended March 31, 2013 interest expense as a result of the de-designation.
Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $17.1 billion (2013: $17.2 billion) and total interest expense of $68.6 million (2013: $67.6 million) for the three months ended March 31, 2014. We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest component related to our interest rate swaps and excluding the amortization of the deferred swap losses from de-designation from our interest expense. Effective interest expense (non-GAAP measure) was $98.8 million (2013: $67.6 million) for the three months ended March 31, 2014. The decrease in average borrowed funds and increase in interest expense was primarily the result of the change in the size of our investment portfolio, hedging costs from additional interest rate swaps and costs attributed to ABS.
For the three months ended March 31, 2014, our cost of funds was 1.60% (2013: 1.57%). For the three months ended March 31, 2014, our effective cost of funds (non-GAAP measure) was 2.31% (2013: 1.57%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $102.4 million (2013: $92.9 million) for the three months ended March 31, 2014. Our net interest rate margin was 1.92% (2013: 1.64%) for the three months ended March 31, 2014. Our effective net interest income (non-GAAP measure), which equals net interest income less effective interest expense (non-GAAP measure) totaled $72.3 million (2013: $92.9 million) for the three months ended March 31, 2014. Our effective interest rate margin (non-GAAP measure) was 1.21% (2013: 1.64%) for the three months ended March 31, 2014.
The decrease in effective net interest income and our effective interest rate margin was a direct result of slower prepayment speeds on the MBS portfolio, a change in our portfolio composition, and an increase in our cost of funds from additional interest rate swaps and ABS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
We evaluated our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded an increase in the provision for loan losses of $207,000 (2013: $0) for the three months ended March 31, 2014, primarily associated with the acquisition of additional residential loans.
Gain (loss) on Sale of Investments
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. The changes in interest rates resulted in an increase in the value of Agency RMBS. We continued to reposition the portfolio to be less sensitive to interest rate changes. We sold securities and recognized a net loss of $11.7 million (2013: $6.7 million net gain) for the three months ended March 31, 2014.
Loss on Other-Than-Temporary Impaired Securities
For the three months ended March 31, 2014 and 2013, we recognized no losses on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed Securities” for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures
For the three months ended March 31, 2014, we recognized equity in earnings of approximately $215,000 (2013: $345,000), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $92,000 (2013: $148,000). The decrease in equity in earnings and in unrealized gain on the change in fair value was primarily the result of a decrease in income from the remaining investments and the fair value of investments remaining in the Invesco IMRF Fund at March 31, 2014.
In 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended March 31, 2014, we recognized equity in earnings and unrealized appreciation on the change in fair value of our investment in the IMRF LLC of approximately $94,000 (2013: $105,000 loss) and $40,000 (2013: $1.2 million appreciation), respectively.
Other Income (Loss)
Since the interest rate on repurchase agreements change on a one to twelve month basis, we are continuously exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate derivative instruments, including interest rate swaps, interest rate swaptions, U.S. Treasury futures contracts and TBAs as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. TBAs are reported on the balance sheet as an asset or liability at its fair value.
Effective December 31, 2013, we elected to discontinue hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. As a result of the de-designation, the accounting treatment for interest rate swap agreements is changed prospectively. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
The tables below summarize our realized and unrealized gain (loss) on interest rate derivative instruments, net for the following periods:

	Three Months Ended March 31, 2014
$ in thousands	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual Interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(51,441)	(90,192)	(141,633)
Swaption Contracts	(15,075)	—	11,127	(3,948)
TBAs	—	—	703	703
Future Contracts	(3,749)	—	(2,685)	(6,434)
Total	(18,824)	(51,441)	(81,047)	(151,312)

	Three Months Ended March 31, 2013
$ in thousands	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual Interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest rate swaps, ineffective portion	—	—	(1)	(1)
Swaption Contracts	—	—	(2,002)	(2,002)
Total	—	—	(2,003)	(2,003)

For the three months ended March 31, 2014, we recognized income of $329,000 (2013: $351,000) on our investment in the credit default swaps ("CDS") of which $47,000 (2013: $223,000 unrealized loss) is an unrealized loss based on change in the fair market value of the CDS and $376,000 (2013: $574,000) represents premium payments we receive for providing protection. The decline in income was due to lower notional amount of the CDS due to the amortization of the reference securities.
Expenses
For the three months ended March 31, 2014, we incurred management fees of $9.3 million (2013: $10.4 million), which are payable to our Manager under our management agreement. The decrease in management fees is attributable to an decrease in shareholders’ equity resulting from stock repurchase program during the three months ended March 31, 2014 and three months ended December 31, 2013. See Note 12 – “Related Party Transactions” for a discussion of the management fee and our relationship with our Manager.
For the three months ended March 31, 2014, our general and administrative expense of $3.2 million (2013: $1.5 million) includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is primarily attributable to acquisition and direct operating costs of our consolidated VIEs acquired during the three months ended March 31, 2014, which amount to $1.4 million in 2014. In addition, costs for audit and tax services, accounting and legal services increased due to an increase in investment activities in the second half of 2013 and year to date 2014.
Net Income (loss) after Preferred Dividends and Return on Average Equity
Our net loss after preferred dividends was $75.3 million (2013: $85.0 million net income) for the three months ended March 31, 2014. Our annualized loss on average equity was 12.89% (2013: 12.55% annualized return) for the three months ended March 31, 2014. The change in net income after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions, the sale of MBS at a loss during 2014 versus 2013, as well as an increase in our borrowing costs. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the three months ended March 31, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $90.2 million. In addition, during the three months ended March 31, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.3 million

Liquidity and Capital Resources
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
We held cash and cash equivalents of $188.4 million (2013: $274.5 million) at March 31, 2014. Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $89.1 million (2013: $121.6 million) for the three month period ended March 31, 2014. The cash provided by operating activities decreased due primarily to an increase in borrowing costs for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Our investing activities provided net cash of $380.7 million (2013: used $3.3 billion) for the three month period ended March 31, 2014. During the three month period ended March 31, 2014, we utilized cash to purchase $681.8 million (2013: $4.7 billion) in securities and $283.4 million (2013: $405.3 million) in residential loans which were offset by proceeds from asset sales of $949.9 million (2013: $986.3 million) and principal payments on securities of $397.4 million (2013: $742.1 million) and principal repayments on residential loans of $22.0 million (2013: $0). In addition, we originated or funded commercial loans of $27.5 million. The decrease in principal payments resulted from slower prepayment speeds on the MBS portfolio and a change in the composition of these assets.
Our financing activities for the three months ended March 31, 2014 consisted of net repayments of our repurchase agreements of $599.4 million (2013: $2.2 billion borrowings), net proceeds from our asset-backed securities of $245.9 million (2013: $374.2 million), net proceeds from our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $74,000 (2013: $381.3 million, including the proceeds from common stock offering) in equity, offset by principal repayments of asset-backed securities of $19.3 million (2013: $0). In addition, during the three month period ended March 31, 2014 we repurchased shares of common stock totaling $21.1 million (2013: $0), and during the three months ended March 31, 2013, we had proceeds from the issuance of our exchangeable senior notes of $400.0 million.
The table below shows the allocation of our equity and repurchase agreement debt-to-equity ratio as of March 31, 2014. The amount of equity allocated to an asset class as well as the amount of leverage applied has a direct impact on our interest income. Repurchase agreement borrowings are short-term and subject to refinancing risk. We generally limit our repurchase agreement financing debt-to-equity ratio to approximately 7 times. Our leverage on each class of assets may periodically exceed this amount as we adjust our portfolio allocations and related borrowings to obtain the best available financing sources and minimize total interest expense.

$ in millions	Agency	Non-Agency	CMBS	Total
Repurchase agreements(1)	9,746	3,067	2,039	14,852
Equity allocation(2)	893	1,150	660	2,703
Repurchase Agreement Debt / Equity Ratio	10.9	2.7	3.1	5.5

(1)	Non-Agency repurchase agreements include borrowings that are collateralized by securities that are eliminated in consolidation.

(2)
Equity allocation is generally equal to the asset balances for the listed category less borrowings. We also allocate other balance sheet assets and liabilities to each asset type. The total equity allocated to repurchase agreements exceeds the total equity on our consolidated balance sheets since we do not allocate the exchangeable senior notes to individual asset categories.

As of March 31, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.55% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 19.71% and under our repurchase agreements for CMBS was approximately 18.74%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS ranges from a low of 10% to a high of 50% and for CMBS range from a low of 10% to a high of 30%. Our effective cost of funds (non-GAAP measure) was 2.31% (2013: 1.57%) as of March 31, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 7.0x as of March 31, 2014 (2013: 6.4x). The increase in total debt-to-equity was primarily due to the addition of consolidated asset-backed securitizations, which generally have higher leverage than repurchase agreement borrowings. However, asset-backed securities have no margin call risk.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the three months ended March 31, 2014, we issued 4,564 shares (2013: 1,021,571 shares) of common stock at an average price of $16.26 under the DRSPP with total proceeds of approximately $74,000, of which n shares of common stock were issued under the waiver feature of the DRSPP.

On December 12, 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. On December 2, 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended March 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock. As of March 31, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.

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
Forward-Looking Statements Regarding Liquidity
Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and for other general corporate expenses.
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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” for details of our reimbursements to our Manager.
Contractual Commitments
As of March 31, 2014, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	14,852,310	14,852,310	—	—	—
Invesco IMRF Fund and AIV Fund	5,422	5,422	—	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Commercial loans	12,229	10,229	2,000	—	—
TBAs	156,492	156,492	—	—	—
Total contractual obligations (1)	15,426,453	15,024,453	2,000	400,000	—
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	1,861,086	192,386	335,283	275,201	1,058,216
Anticipated interest payments on ABS (3)	1,046,227	60,267	117,026	112,038	756,896
Total obligations of entities consolidated for financial reporting purposes	2,907,313	252,653	452,309	387,239	1,815,112
Total consolidated obligations and commitments	18,333,766	15,277,106	454,309	787,239	1,815,112

(1)
Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments. Refer to "Contractual Obligations" above for further details.

(2)
All consolidated ABS issued by VIEs are collateralized by residential mortgage loans. The ABS obligations will pay down as the principal balances of these residential mortgage loans pay down. The amounts shown are the estimated principal repayments, adjusted for projected prepayments and losses.

(3)	The anticipated interest payments on consolidated ABS issued by VIEs are calculated based on estimated principal balances, adjusted for projected prepayments and losses.
As of March 31, 2014, we have approximately $17.3 million and $81.2 million in contractual interest payments related to our repurchase agreements and exchangeable senior notes, respectively.
Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund, which, in turn, invests in our target assets. As of March 31, 2014, $94.6 million (2013: $82.9 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.
We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference securities and the CDS’s notional amount is recorded as realized loss in the statements of operations.

Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $7.3 million as of March 31, 2014 (2013: $11.1 million). The remaining notional amount of the CDS at March 31, 2014 is $47.8 million (2013: $72.1 million), and we estimated the fair market value of the CDS to be approximately $607,000 at March 31, 2014 (2013: $1.3 million). As of March 31, 2014, we have not made any payments related to the CDS contract.
As of March 31, 2014 we held contracts to purchase ("long positions") with an aggregate notional amount of 150.0 million (2013: $0) for approximately $156.5 million (2013: $0) TBAs and sell ("short position") with an aggregate notional amount of 250.0 million (2013: $0) for $261.1 million (2013: $0) on a forward basis. If a counterparty of one of the TBA agreements that we entered into defaults on its obligations, we may not receive payment or securities due under the TBA agreement and we may lose any unrealized gain associated with that TBA transaction.
As of March 31, 2014, we have unfunded commitments on commercial loans of $12.2 million (2013: $0).
Shareholders’ Equity

During the three months ended March 31, 2014, we issued 4,564 shares (2013: 1,024,223 shares) of common stock at an average price of $16.26 (2013: $21.61) under the DRSPP with total proceeds to us of approximately $74,000 (2013: $22.0 million), net of issuance costs of $0 (2013: $130,000).
During the three months ended March 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock. As of March 31, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
Unrealized Gains and Losses
Since we account for our investment securities as “available-for-sale,” unrealized fluctuations in market values of assets do not impact our U.S. GAAP income, but rather are reflected on our consolidated balance sheets by changing the carrying value of the asset and shareholders’ equity under “Accumulated Other Comprehensive Income (Loss).” In addition, unrealized fluctuations in market values of our cash flow hedges that qualify for hedge accounting are also reflected in “Accumulated Other Comprehensive Income (Loss).” On December 31, 2013, we discontinued hedge accounting on our interest rate swap derivatives resulting in the future unrealized fluctuations in market value of interest rate swap derivatives previously recorded in other comprehensive income are now recognized in gain (loss) on derivative instruments, net and the amortization of deferred losses is recognized in interest expense repurchase agreements in our consolidated statements of operations.
For the three months ended March 31, 2014, net unrealized gain included in shareholders’ equity was $202.5 million (2013: $51.7 million loss).
The increase in net unrealized gain (loss) is primarily attributable to changes in the market value of our RMBS portfolio and amortization of deferred losses on interest rate swap derivatives no longer reported under hedge accounting. Refer to Note 4 – “Mortgage-Backed Securities” and Note 9 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges. On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent directors and the executive officers and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. We recognized compensation expense of approximately $52,000 (2013: $38,000) related to the company's non-executive directors for the three months ended March 31, 2014. During the three months ended March 31, 2014, we issued 2,745 shares (2013: 1,770 shares) of stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $81,000 (2013: $62,000) for the three months ended March 31, 2014 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, we issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the three months ended March 31, 2014, we awarded 20,732 restricted stock units to officers and employees of the Manager and its affiliates.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Code for the period ended March 31, 2014. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2014. Consequently, we believe we met the REIT income and asset test as of March 31, 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of March 31, 2014. Therefore, as of March 31, 2014, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of March 31, 2014, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically of limited duration and will be periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, TBAs and futures contracts.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	14.60%	(1.18)%
+0.50%	19.27%	(0.65)%
-0.50%	(27.35)%	0.05%
-1.00%	(60.67)%	0.14%
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Further, one of our subsidiaries is a captive insurance company, and is subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. As of March 31, 2014, we were not involved in any such legal proceedings or regulatory compliance matters.

ITEM 1A.	RISK FACTORS.
Other than the risk factor set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.
Risks Related to Our Relationship with Our Manager
We are dependent on our Manager and its key personnel for our success.
We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of our Manager or one of its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager who provide management services to us could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager expired on July 1, 2011. The agreement automatically renews for successive one-year terms, and the management agreement is currently in a renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table shows the share repurchase activity during the quarter ended March 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2014	1,438,213	14.69	1,438,213	14,841,784
February 1 - 28, 2014	—	—	—	14,841,784
March 1 - 31, 2014	—	—	—	14,841,784
	1,438,213	14.69	1,438,213

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

May 6, 2014	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 6, 2014	By:	/s/ Donald R. Ramon
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

