Form 10-Q
period 2014-06-30
Invesco Mortgage Capital Inc.
filed 2014-08-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 1, 2014, there were 123,095,889 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands, except per share amounts	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	18,247,789	17,348,657
Residential loans, held-for-investment, net of loan loss reserve	2,310,686	1,810,262
Commercial loans, held-for-investment, net of loan loss reserve	95,585	64,599
Cash and cash equivalents	126,128	210,612
Due from counterparties	30,413	1,500
Investment related receivable	399,499	515,404
Investments in unconsolidated ventures, at fair value	44,030	44,403
Accrued interest receivable	69,261	68,246
Derivative assets, at fair value	70,190	262,059
Deferred securitization and financing costs	13,280	13,894
Other investments	18,500	10,000
Other assets	879	1,343
Total assets (1)	21,426,240	20,350,979
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,723,223	15,451,675
Secured loans	625,000	—
Asset-backed securities	2,016,923	1,643,741
Exchangeable senior notes	400,000	400,000
Derivative liability, at fair value	268,600	263,204
Dividends and distributions payable	64,972	66,087
Investment related payable	670,149	28,842
Accrued interest payable	25,393	26,492
Collateral held payable	14,199	52,698
Accounts payable and accrued expenses	2,266	4,304
Due to affiliate	9,904	10,701
Total liabilities (1)	18,820,629	17,947,744
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized, 7.75% series A cumulative redeemable, 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference) at June 30, 2014 and December 31, 2013, respectively	135,356	135,356
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,094,376 and 124,510,246 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,231	1,245
Additional paid in capital	2,531,739	2,552,464
Accumulated other comprehensive income (loss)	355,093	(156,993)
Retained earnings (distributions in excess of earnings)	(447,542)	(155,957)
Total shareholders’ equity	2,575,877	2,376,115
Non-controlling interest	29,734	27,120
Total equity	2,605,611	2,403,235
Total liabilities and equity	21,426,240	20,350,979

(1)
The Company's consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the primary beneficiary (IAS Asset I LLC, an indirect subsidiary of the Company). As of June 30, 2014 and December 31, 2013, total assets of the consolidated VIEs were $2,322,093 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,022,948 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2014	2013	2014	2013
Interest Income
Mortgage-backed securities	151,920	168,736	303,659	329,080
Residential loans	20,471	6,889	38,175	7,026
Commercial loans	2,061	60	3,680	60
Total interest income	174,452	175,685	345,514	336,166
Interest Expense
Repurchase agreements	47,822	68,463	96,893	134,792
Secured loans	176	—	176	—
Exchangeable senior notes	5,613	5,622	11,220	6,782
Asset-backed securities	15,826	5,377	29,761	5,456
Total interest expense	69,437	79,462	138,050	147,030
Net interest income	105,015	96,223	207,464	189,136
Provision for loan losses	(50)	663	157	663
Net interest income after provision for loan losses	105,065	95,560	207,307	188,473
Other Income (loss)
Gain (loss) on sale of investments, net	(20,766)	5,692	(32,484)	12,404
Equity in earnings and fair value change in unconsolidated ventures	3,894	2,157	4,335	3,747
Gain (loss) on interest rate derivative instruments, net	(167,816)	53,314	(319,128)	51,311
Realized and unrealized credit default swap income	292	180	621	531
Total other income (loss)	(184,396)	61,343	(346,656)	67,993
Expenses
Management fee – related party	9,327	10,807	18,662	21,161
General and administrative	3,739	3,043	6,935	4,587
Total expenses	13,066	13,850	25,597	25,748
Net income (loss)	(92,397)	143,053	(164,946)	230,718
Net income (loss) attributable to non-controlling interest	(1,057)	1,493	(1,879)	2,455
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(91,340)	141,560	(163,067)	228,263
Dividends to preferred shareholders	2,712	2,713	5,425	5,425
Net income (loss) attributable to common shareholders	(94,052)	138,847	(168,492)	222,838
Earnings (loss) per share:
Net income (loss) attributable to common shareholders
Basic	(0.76)	1.03	(1.37)	1.69
Diluted	(0.76)	0.95	(1.37)	1.61
Dividends declared per common share	0.50	0.65	1.00	1.30
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2014	2013	2014	2013
Net income (loss)	(92,397)	143,053	(164,946)	230,718
Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-back securities
Change in fair value	273,222	(705,300)	442,689	(768,723)
Reclassification adjustments for (gain) loss included in gain (loss) on sale of investments, net	20,766	(5,692)	32,484	(12,404)
Unrealized gain (loss) on mortgage-backed securities, net	293,988	(710,992)	475,173	(781,127)
Unrealized gain (loss) on derivatives
Change in fair value	—	274,660	—	257,489
Reclassification adjustments for loss included in gain (loss) on interest rate derivative instruments, net	—	37,409	—	72,970
Reclassification adjustments for loss included in repurchase agreements interest expense	21,532	—	42,828	—
Unrealized gain on derivatives, net	21,532	312,069	42,828	330,459
Total Other comprehensive income (loss)	315,520	(398,923)	518,001	(450,668)
Comprehensive income	223,123	(255,870)	353,055	(219,950)
Less: Comprehensive (income) loss attributable to non-controlling interest	(2,553)	2,662	(4,036)	2,258
Less: Dividends to preferred shareholders	(2,712)	(2,713)	(5,425)	(5,425)
Comprehensive income attributable to common shareholders	217,858	(255,921)	343,594	(223,117)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2014
(Unaudited)

			Attributable to Common Shareholders
					Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Shareholders’ Equity	Non- Controlling Interest

$ in thousands, except per share amounts	Preferred Stock		Common Stock							Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	5,600,000	135,356	124,510,246	1,245	2,552,464	(156,993)	(155,957)	2,376,115	27,120	2,403,235
Net loss	—	—			—	—	(163,067)	(163,067)	(1,879)	(164,946)
Other comprehensive income	—	—	—	—	—	512,086	—	512,086	5,915	518,001
Proceeds from issuance of common stock, net of offering costs	—	—	8,235	—	135	—	—	135	—	135
Repurchase of shares of common stock	—	—	(1,438,213)	(14)	(21,114)	—	—	(21,128)	—	(21,128)
Stock awards	—	—	14,108	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(123,093)	(123,093)	—	(123,093)
Common unit dividends	—	—	—	—	—	—	—	—	(1,425)	(1,425)
Preferred stock dividends	—	—	—	—	—	—	(5,425)	(5,425)	—	(5,425)
Amortization of equity-based compensation	—	—	—	—	254	—		254	3	257
Balance at June 30, 2014	5,600,000	135,356	123,094,376	1,231	2,531,739	355,093	(447,542)	2,575,877	29,734	2,605,611
The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2014	2013
Cash Flows from Operating Activities
Net income (loss)	(164,946)	230,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and discounts, net	66,983	97,379
Amortization of residential loan and asset-backed securities premiums (discount)	1,278	164
Amortization of commercial loan origination fees	—	(9)
Origination fee received net of cost paid	—	145
Provision for loan losses	157	663
Unrealized (gain) loss on interest rate derivative instruments	181,621	(24,152)
Unrealized loss on credit default swap	107	568
(Gain) loss on sale of mortgage-backed securities	32,484	(12,404)
(Gain) loss on interest rate derivative instruments	33,861	(27,159)
Equity in earnings and fair value change in unconsolidated ventures	(4,335)	(3,747)
Amortization of equity-based compensation	257	186
Amortization of deferred securitization and financing costs	1,459	857
Amortization of deferred swap losses from de-designation	42,828	—
Non cash interest income capitalized in commercial loans	(768)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(917)	(15,011)
(Increase) decrease in other assets	464	(655)
Increase (decrease) in accrued interest payable	(1,099)	8,319
Increase (decrease) in due to affiliate	(797)	2,419
Increase (decrease) in accounts payable and accrued expenses	(2,038)	1,213
Net cash provided by operating activities	186,599	259,494
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(3,104,313)	(6,114,762)
Distributions from investment in unconsolidated ventures, net	4,708	2,633
Change on investment in other assets	(8,500)	—
Principal payments from mortgage-backed securities	878,516	1,572,612
Proceeds from sale of mortgage-backed securities	2,451,742	1,407,453
Payment of premiums for interest rate swaptions	(7,738)	(49,446)
Proceeds from termination of interest rate swaptions	—	47,855
Payments for termination of futures contracts and TBA	(10,586)	—
Purchase of residential loans	(557,763)	(1,562,819)
Principal payments from residential loans	55,213	8,636
Principal payments from commercial loans	401	—
Origination and advances of commercial loans, net of origination fees	(30,619)	(9,070)
Net cash used in investing activities	(328,939)	(4,696,908)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	135	396,503
Repurchase of common stock	(21,128)	—
Cost of issuance of preferred stock	—	(6)
Due from counterparties	(27,190)	—
Collateral held payable	(32,705)	91,368
Proceeds from repurchase agreements	74,527,163	96,451,813
Principal repayments of repurchase agreements	(75,255,615)	(94,265,538)
Proceeds from issuance of exchangeable senior notes	—	400,000
Proceeds from asset-backed securities	422,466	1,440,755
Principal repayments of asset-backed securities	(48,367)	(8,413)
Proceeds from issuance of secured loans	1,585,247	—
Principal repayments on secured loans	(960,247)	—
Payments of deferred costs	(845)	(15,551)
Payments of dividends and distributions	(131,058)	(170,214)
Net cash provided by financing activities	57,856	4,320,717
Net change in cash and cash equivalents	(84,484)	(116,697)
Cash and cash equivalents, beginning of period	210,612	286,474
Cash and cash equivalents, end of period	126,128	169,777
Supplement Disclosure of Cash Flow Information
Interest paid	95,066	138,204
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	475,173	(450,668)
Dividends and distributions declared not paid	64,972	91,528
(Receivable) / payable for mortgage-backed securities sold / purchased, net	749,469	(921,299)
Repurchase agreements, not settled	—	(27,842)
Collateral held payable, not settled	(5,794)	—
Net change in due from counterparties	(1,723)	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company invests in residential mortgage-backed securities (“RMBS”) for which a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantees payments of principal and interest on the securities (collectively “Agency RMBS”). The Company’s Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). The Company also invests in RMBS that are not guaranteed by a U.S. government Agency (“non-Agency RMBS”), credit risk transfer securities issued by government-sponsored enterprises ("GSE CRT"), commercial mortgage-backed securities (“CMBS”), residential and commercial mortgage loans, and other real estate-related financing agreements. The Company is externally managed and advised by Invesco Advisers, Inc. (the “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2014, the Company owned 98.9% of the Operating Partnership, and Invesco Investments (Bermuda) Ltd., a direct, wholly-owned subsidiary of Invesco, owned the remaining 1.1%. The Company has one operating segment.
The Company finances its Agency RMBS, non-Agency RMBS, GSE CRT and CMBS investments primarily through short-term borrowings structured as repurchase agreements and secured loans. The Company has secured commitments with a number of repurchase agreement counterparties. The Company finances its residential loans held-for-investment through asset-backed securities ("ABS") issued by securitization trusts for which the Company has determined it is the primary beneficiary. In addition, the Company may use other sources of financing including committed borrowing facilities and other private financing.
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

Note 2 – Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented have been included. Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. The interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity ("VIE") if the Company is deemed the primary beneficiary. These trusts hold pools of residential mortgage loans and each trust issues series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. Generally, a portion of the ABS issued by these trusts is sold to unaffiliated third parties and the balance is purchased by the Company. The underlying loans owned by the securitization trusts are classified as residential loans held for investment on the Company's consolidated balance sheets. The ABS issued to third parties by the securitization trusts are recorded as liabilities and shown as asset-backed securities. In the Company's consolidated statements of operations, the Company records interest income on the residential loans owned by the VIEs and interest expense on the ABS issued by the VIEs. All intercompany balances and transactions have been eliminated.
Variable Interest Entity
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or where investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial ongoing activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by a company's involvement with the design of the VIE.
In determining if a securitized trust should be consolidated, the Company evaluates whether it is a VIE and, if so, whether the Company’s direct involvement in the VIE reflects a controlling financial interest that would result in the Company being deemed the primary beneficiary. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The Company has consolidated the underlying assets and liabilities of the securitization trusts for which the Company is considered the primary beneficiary, at their fair value and, as such, no gain or loss was recorded upon consolidation. The securitizations are non-recourse financing for the residential mortgage loans held-for-investment. The senior securities issued by the securitization trusts sold to unaffiliated third parties are presented in the consolidated balance sheets as "Asset-backed securities."
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2014, the Company had cash and cash equivalents, including amounts restricted, in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with the Company's counterparties as collateral for the Company’s interest rate derivatives and repurchase agreements. Collateral held payable represents cash posted with the Company by its counterparties as collateral under the Company’s interest rate derivatives and repurchase agreements. In addition, Collateral held payable may include non-cash collateral in which the Company has the obligation to return the collateral upon the Company either selling or pledging the non-cash collateral. To the extent the Company receives collateral other than cash from its counterparties such assets are not included in the Company’s consolidated balance sheets. Notwithstanding the foregoing, if the Company either sells such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the consolidated balance sheets.
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
Repurchase Agreements
The Company finances its Agency RMBS, non-Agency RMBS, GSE CRT and CMBS investment portfolio primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
In instances where the Company acquires Agency RMBS, non-Agency RMBS, GSE CRT or CMBS through repurchase agreements with the same counterparty from whom such assets were purchased, the Company records the assets and the related financing on a gross basis on its consolidated balance sheets, and the corresponding interest income and interest expense in its consolidated statements of operations if the transaction complies with the criteria for gross presentation. All of the following criteria must be met for gross presentation in the circumstance where the repurchase assets are financed with the same counterparty:

•	the initial transfer of and repurchase financing cannot be contractually contingent;

•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;

•	the financial asset has an active market and the transfer is executed at market rates; and

•	the repurchase agreement and financial asset do not mature simultaneously.
The Company currently reflects all proceeds from repurchase agreements borrowings and repayment of repurchase agreement borrowings on a gross basis on the consolidated statements of cash flows. If the transaction does not comply with the criteria for gross presentation, the Company would account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase such assets as a derivative instrument. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in Agency RMBS, non-Agency RMBS, GSE CRT and CMBS as a mortgage related receivable from the counterparty on its consolidated balance sheets.
Secured Loans
In March 2014, the Company’s wholly-owned subsidiary, IAS Services LLC, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured loans.
As of June 30, 2014, IAS Services LLC had secured loans from the FHLBI with short-term maturities. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.
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
Securities
The Company designates securities as held-to-maturity, available-for-sale, or trading depending on its ability and intent to hold such securities to maturity. Trading and securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Although the Company generally intends to hold most of its RMBS and CMBS until maturity, the Company may, from time to time, sell any of its RMBS, GSE CRT or CMBS as part of its overall management of its investment portfolio and therefore classifies its RMBS, GSE CRT and CMBS as available-for-sale securities.
All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity.
The Company considers its portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For non-Agency RMBS, GSE CRT and CMBS, the Company does not rely on ratings from third party agencies to determine the credit quality of the investment. To determine expected future losses, the Company uses internal models that analyze the individual loans underlying each security and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. The Company places reliance on this internal model in determining credit quality and the corresponding accounting treatment.
While non-Agency RMBS, GSE CRT and CMBS with expected future losses are generally purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. The Company therefore considers each security for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation.
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
Recent Accounting Pronouncements
None

Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Variable Interest Entities
During the three months ended June 30, 2014, the Company purchased and consolidated a controlling interest in a securitization trust. The following table presents a summary of the assets and liabilities of the VIEs as of June 30, 2014 and December 31, 2013. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	June 30, 2014	December 31, 2013
Residential loans, held-for-investment	2,310,686	1,810,262
Accrued interest receivable	7,416	5,647
Deferred costs	3,991	3,386
Total assets	2,322,093	1,819,295
Accrued interest and accrued expenses payable	6,025	4,659
Asset-backed securities	2,016,923	1,643,741
Total liabilities	2,022,948	1,648,400
The Company is not contractually required and has not provided any additional financial support to the VIEs for the period ended June 30, 2014. Refer to Note 8 - "Borrowings" for additional details on the ABS.
On June 13, 2014, the Company committed to purchase securities of a securitization trust to be issued in August 2014. The newly formed securitization is expected to issue a series of ABS having an aggregate original principal amount of approximately $401.3 million, of which the Company intends to retain approximately $30.1 million. The Company's preliminary assessment is that it is the primary beneficiary and will consolidate the securitized trust upon the completion of the transaction. As of June 30, 2014, the Company has recorded the purchase and sale of the MBS as an unsettled trade, presented in investment related payable and investment related receivable on the consolidated balance sheets, respectively, with the resulting net MBS included in Mortgage-backed securities on the consolidated balance sheets.
The Company also purchases interests in securitization trusts, for which the Company has determined it is not the primary beneficiary. These investments are accounted for as available-for-sale MBS as described in Note 2 - "Summary of Significant Accounting Policies." As of June 30, 2014 and December 31, 2013, the carrying amount of the investment in the VIEs for which we are not considered the primary beneficiary was $62.6 million and $155.4 million, respectively. The Company’s maximum exposure to loss on these investments is limited to the amount of its investment. Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding the carrying amounts and classifications of these investments.

Note 4 – Mortgage-Backed Securities
All of the Company’s MBS are classified as available-for-sale and, as such, are reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
The following tables present certain information about the Company’s MBS portfolio as of June 30, 2014 and December 31, 2013.
June 30, 2014

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,395,263	69,737	1,465,000	30,999	1,495,999	4.04%	2.60%	2.57%
30 year fixed-rate	5,848,240	394,803	6,243,043	(3,048)	6,239,995	4.17%	3.01%	3.03%
ARM	545,715	9,431	555,146	6,138	561,284	2.86%	2.55%	2.29%
Hybrid ARM	2,555,585	37,078	2,592,663	20,674	2,613,337	2.79%	2.52%	2.23%
Total Agency pass-through	10,344,803	511,049	10,855,852	54,763	10,910,615	3.74%	2.81%	2.75%
Agency-CMO(4)	1,789,639	(1,270,882)	518,757	(8,322)	510,435	2.57%	4.46%	3.42%
Non-Agency RMBS(5)(6)(7)	3,816,728	(632,014)	3,184,714	97,811	3,282,525	3.63%	4.14%	4.70%
GSE CRT(8)	431,000	28,798	459,798	46,837	506,635	5.17%	4.07%	4.04%
CMBS(9)	4,928,396	(2,023,533)	2,904,863	132,716	3,037,579	3.52%	4.56%	4.54%
Total	21,310,566	(3,386,582)	17,923,984	323,805	18,247,789	3.60%	3.41%	3.36%

(1)	Net weighted average coupon (“WAC”) as of June 30, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of June 30, 2014 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Included in Agency-CMO are interest-only securities, which represent 23.6% of the balance based on fair value.

(5)	Included in non-Agency RMBS are securities of $26.0 million for a future securitization not yet settled.

(6)	Non-Agency RMBS held by the Company is 63.4% variable rate, 30.9% fixed rate, and 5.7% floating rate based on fair value (excluding securities for a future securitization not yet settled).

(7)	Of the total discount in non-Agency RMBS, $390.5 million is non-accretable.

(8)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(9)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 6.2% and 1.5% of the balance based on fair value, respectively.

December 31, 2013

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)(6)	4,217,230	(640,797)	3,576,433	30,895	3,607,328	3.72%	2.80%	4.63%
GSE CRT	144,500	22,163	166,663	1,318	167,981	7.13%	5.17%	5.85%
CMBS(7)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%

(1)	Net WAC as of December 31, 2013 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2013 incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Included in Agency-CMO are interest-only securities, which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 61.1% variable rate, 33.9% fixed rate, and 5.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $438.1 million is non-accretable.

(7)	Included in the CMBS are interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 7.5% and 1.0% of the balance based on fair value, respectively.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of June 30, 2014 and December 31, 2013, respectively:

$ in thousands	June 30, 2014	% of Non-Agency	December 31, 2013	% of Non-Agency
Re-REMIC	1,295,129	39.7%	1,444,376	40.0%
Prime	1,138,352	35.1%	1,336,821	37.1%
Alt-A	802,754	24.6%	801,919	22.2%
Subprime	20,240	0.6%	24,212	0.7%
Total Non-Agency(1)	3,256,475	100.0%	3,607,328	100.0%

(1)	Excluded from non-Agency RMBS are securities of $26.0 million for a future securitization not yet settled.

The following table summarizes certain characteristics of the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of June 30, 2014 and December 31, 2013:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2014	December 31, 2013
0-10	5.4%	4.8%
10-20	3.7%	3.5%
20-30	15.1%	14.7%
30-40	25.3%	25.2%
40-50	36.5%	38.6%
50-60	9.3%	8.5%
60-70	4.7%	4.7%
Total	100.0%	100.0%

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

The components of the carrying value of the Company’s MBS portfolio at June 30, 2014 and December 31, 2013 are presented below:

$ in thousands	June 30, 2014	December 31, 2013
Principal balance	21,310,566	20,673,443
Unamortized premium	641,091	646,189
Unamortized discount	(4,027,673)	(3,819,604)
Gross unrealized gains	493,772	291,725
Gross unrealized losses	(169,967)	(443,096)
Fair value	18,247,789	17,348,657
The following table summarizes certain characteristics of the Company’s investment portfolio, at fair value, according to estimated weighted average life classifications as of June 30, 2014 and December 31, 2013:

$ in thousands	June 30, 2014	December 31, 2013
Less than one year	245,994	101,251
Greater than one year and less than five years	7,620,772	5,958,852
Greater than or equal to five years	10,381,023	11,288,554
Total	18,247,789	17,348,657

The following tables present the estimated fair value, the gross unrealized losses and the number of securities of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, respectively:

June 30, 2014

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	1,010	(4)	1	125,311	(1,873)	7	126,321	(1,877)	8
30 year fixed-rate	23,639	(47)	2	3,133,497	(114,344)	101	3,157,136	(114,391)	103
ARM	24,699	(89)	1	13,671	(67)	2	38,370	(156)	3
Hybrid ARM	337,694	(1,013)	19	28,686	(278)	2	366,380	(1,291)	21
Total Agency pass-through	387,042	(1,153)	23	3,301,165	(116,562)	112	3,688,207	(117,715)	135
Agency-CMO	309,450	(14,490)	22	76,203	(5,762)	5	385,653	(20,252)	27
Non-Agency RMBS	262,404	(3,940)	30	489,584	(18,939)	30	751,988	(22,879)	60
GSE CRT	76,750	(228)	2	—	—	—	76,750	(228)	2
CMBS	141,482	(1,562)	13	481,510	(7,331)	36	622,992	(8,893)	49
Total	1,177,128	(21,373)	90	4,348,462	(148,594)	183	5,525,590	(169,967)	273
December 31, 2013

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass-through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
GSE CRT	—	—	—	—	—	—	—	—	—
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412
Gross unrealized losses on the Company’s Agency RMBS were $117.7 million at June 30, 2014. Due to the inherent credit quality of Agency RMBS, the Company determined that at June 30, 2014, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s MBS-CMO, non-Agency RMBS, GSE CRT and CMBS were $52.3 million at June 30, 2014. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013.

$ in thousands	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	29,817	453,590	(151,368)	523,725
Unrealized gain (loss) on MBS, net	293,988	(710,992)	475,173	(781,127)
Balance at the end of period	323,805	(257,402)	323,805	(257,402)
During the three months ended June 30, 2014 and 2013, the Company reclassified $20.8 million of net unrealized losses and $5.7 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.
During the six months ended June 30, 2014 and 2013, the Company reclassified $32.5 million of net unrealized losses and $12.4 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.

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
The Company did not have other-than-temporary impairments for the three and six months ended June 30, 2014 and 2013.
The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2014 and 2013.
For the three months ended June 30, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	105,094	(27,064)	78,030
Non-Agency	34,917	3,733	38,650
GSE CRT	4,993	(1,361)	3,632
CMBS	41,514	(9,901)	31,613
Other	(5)	—	(5)
Total	186,513	(34,593)	151,920

For the three months ended June 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	142,846	(46,956)	95,890
Non-Agency	41,325	2,001	43,326
GSE CRT	—	—	—
CMBS	35,670	(6,252)	29,418
Other	102	—	102
Total	219,943	(51,207)	168,736
For the six months ended June 30, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	210,577	(50,728)	159,849
Non-Agency	70,472	4,668	75,140
GSE CRT	9,369	(1,361)	8,008
CMBS	80,126	(19,562)	60,564
Other	98	—	98
Total	370,642	(66,983)	303,659
For the six months ended June 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	286,259	(92,069)	194,190
Non-Agency	77,737	3,142	80,879
GSE CRT	—	—	—
CMBS	62,320	(8,452)	53,868
Other	143	—	143
Total	426,459	(97,379)	329,080

Note 5 – Residential Loans Held-for-Investment
Residential loans held-for-investment includes residential mortgage loans which are secured by a lien on the residential property. The following table details the carrying value for residential loans held-for-investment at June 30, 2014 and December 31, 2013. These loans are held by the seven VIEs, which the Company consolidates.

$ in thousands	June 30, 2014	December 31, 2013
Principal balance	2,287,914	1,783,983
Unamortized premium (discount), net	23,813	27,163
Recorded investment	2,311,727	1,811,146
Allowance for loan losses	(1,041)	(884)
Carrying value	2,310,686	1,810,262
The Company considers a number of factors when evaluating the credit risks associated with its residential loans held-for-investment portfolio, including but not limited to year of origination, delinquency status, historical losses, geographic concentration and existing economic conditions.

The following table displays certain characteristics of the Company's residential loans held-for-investment at June 30, 2014 by year of origination.

$ in thousands	2014	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	25	2,372	602	6	3	3,008
Current Principal Balance	17,392	1,768,805	497,726	1,929	2,062	2,287,914
Net Weighted Average Coupon Rate	4.82%	3.63%	3.51%	3.84%	6.14%	3.61%
Weighted Average Maturity (years)	28.78	28.91	28.53	24.96	24.16	28.82
Current Performance:
Current	17,392	1,768,805	496,436	1,929	2,062	2,286,624
30 Day Delinquent	—	—	1,290	—	—	1,290
60 Days Delinquent	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—
Total	17,392	1,768,805	497,726	1,929	2,062	2,287,914
(1) None for 2011 and 2010
The following table presents the five largest geographic concentrations of the Company’s residential loans held-for-investment at June 30, 2014 based on principal balance outstanding:

State	Percent
California	49.8%
Illinois	5.5%
Massachusetts	4.4%
Maryland	3.9%
New York	3.8%
Other states (none greater than 4%)	32.6%
Total	100.0%
The following table presents future minimum annual principal payments under the residential loans held-for-investment at June 30, 2014:

$ in thousands
Scheduled Principal	June 30, 2014
Within one year	43,190
One to three years	91,573
Three to five years	98,959
Greater than or equal to five years	2,054,192
Total	2,287,914

Allowance for Loan Losses on Residential Loans
For residential loans held-for-investment, the Company establishes an allowance for loan losses. The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2014:

$ in thousands	June 30, 2014
Balance at beginning of period	(884)
Charge-offs, net	—
Provision for loan losses	(157)
Balance at end of period	(1,041)
During the quarter ended June 30, 2014 there were no charge-offs of residential loans.

Note 6 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment include mezzanine loans, first mortgage loans and preferred equity investments purchased or originated by the Company.
As of June 30, 2014, the Company had five commercial loans outstanding which were purchased or originated by the Company (one was originated in 2014) and were not delinquent on payment. Included in the five commercial loans are mezzanine loans with an outstanding carrying value of $52.7 million, inclusive of unamortized fees of $89,000, one first mortgage loan with a carrying value of $19.9 million inclusive of unamortized costs of $64,000 and one preferred equity investment with a carrying value of $23.0 million. As of June 30, 2014, the Company had unfunded commitments on the mezzanine loans and first mortgage loan of $7.2 million and $1.8 million, respectively. These loans were not impaired and no allowance for loan loss has been recorded.
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
Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
The Company invested in certain non-Agency RMBS, CMBS and residential and commercial mortgage loans by contributing equity capital to the Invesco Mortgage Recovery Feeder Fund L.P. managed by the Company’s Manager (“Invesco IMRF Fund”). In addition, the Manager identified a whole loan transaction for the Company, which resulted in the Company’s admission into an alternative investment vehicle, the Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”). The Company has a commitment to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund. As of June 30, 2014, $94.6 million of the Company's commitment has been called. On December 31, 2013, the investment period ended. The Company is committed to fund $5.4 million in additional capital to cover future expenses should they occur. The Company realized approximately $1.9 million (2013: $561,000) and $2.1 million (2013: $906,000) of equity in earnings for the three and six months ended June 30, 2014, respectively, related to these investments. The Company also had $1.3 million of unrealized gain (2013: $1.3 million gain) and $1.4 million of unrealized gain (2013: $1.5 million gain) from these investments for the three and six months ended June 30, 2014, respectively.
IMRF Loan Portfolio Member LLC
In September 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”), a limited liability company managed by AIV Fund. The Company has fully funded its commitment to IMRF LLC. The Company realized a gain of approximately $1.6 million (2013: $197,000 gain) and $1.7 million (2013: $92,000 gain) of equity in earnings for the three and six months ended June 30, 2014, respectively. The Company also had $959,000 of unrealized loss (2013: $84,000 gain) and $919,000 of unrealized loss (2013: $1.3 million gain) from these investments for the three and six months ended June 30, 2014, respectively.

Note 8 – Borrowings
The Company has entered into repurchase agreements, secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at June 30, 2014 and December 31, 2013:

$ in thousands	June 30, 2014			December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	10,031,609	0.32%	20	10,281,154	0.38%	19
Non-Agency RMBS	2,711,799	1.54%	30	3,066,356	1.55%	33
GSE CRT	347,447	1.56%	41	21,708	1.50%	42
CMBS	1,632,368	1.37%	22	2,082,457	1.39%	23
Secured Loans	625,000	0.25%	101	—	—%	0
Exchangeable Senior Notes	400,000	5.00%	1,354	400,000	5.00%	1,535
Total	15,748,223	0.78%	59	15,851,675	0.86%	60
Repurchase Agreements
The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at June 30, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2014 and December 31, 2013:

June 30, 2014
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,635,598	11.0%	2,045,230	(1)
South Street Securities LLC	1,058,257	7.2%	1,113,213
Banc of America Securities LLC	951,719	6.5%	1,038,176
Citigroup Global Markets Inc.	903,037	6.1%	1,049,651
Wells Fargo Securities, LLC	888,022	6.0%	1,060,729
HSBC Securities (USA) Inc	811,137	5.5%	836,622
JP Morgan Securities Inc.	758,758	5.2%	876,577
Pierpont Securities LLC	696,734	4.7%	725,832
ING Financial Market LLC	680,130	4.6%	723,067
Industrial and Commercial Bank of China Financial Services LLC	668,172	4.5%	703,348
Mitsubishi UFJ Securities (USA), Inc.	663,555	4.5%	698,836
Royal Bank of Canada	645,074	4.4%	778,212
Morgan Stanley & Co. Incorporated	644,052	4.4%	698,930
Scotia Capital	606,928	4.1%	635,314
RBS Securities Inc.	585,658	4.0%	712,227
BNP Paribas Securities Corp.	533,500	3.6%	595,846
Nomura Securities International, Inc.	449,541	3.1%	475,390
Deutsche Bank Securities Inc.	413,703	2.8%	467,375
KGS-Alpha Capital Markets, L.P.	308,908	2.1%	326,124
Goldman, Sachs & Co.	229,246	1.6%	244,063
Guggenheim Liquidity Services, LLC	130,533	0.9%	138,522
Barclays Capital Inc.	116,827	0.8%	138,148
Cantor Fitzgerald & Co.	111,921	0.8%	119,656
Daiwa Capital Markets America Inc	105,476	0.7%	111,207
TD Securities	68,146	0.5%	72,467
Mizuho Securities USA Inc.	58,591	0.4%	70,720
Total	14,723,223	100.0%	16,455,482
(1) Includes $268.8 million of MBS held as collateral which are eliminated in consolidation.

December 31, 2013
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
JP Morgan Securities Inc.	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc.	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
Barclays Capital Inc.	156,904	1.0%	165,605
TD Securities	155,099	1.0%	163,512
Daiwa Capital Markets America Inc.	112,309	0.7%	117,551
Cantor Fitzgerald & Co.	68,261	0.4%	71,910
Mizuho Securities USA Inc.	53,962	0.3%	62,423
Guggenheim Liquidity Services, LLC	33,113	0.2%	34,664
Total	15,451,675	100.0%	17,079,377
(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.
Company MBS held by counterparties as security for repurchase agreements was $16.5 billion and $17.1 billion at June 30, 2014 and December 31, 2013, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 112% and 111% for June 30, 2014 and December 31, 2013, respectively.
No cash collateral was held by the counterparties at June 30, 2014 and December 31, 2013.
Secured Loans

In March 2014, the Company’s wholly-owned subsidiary, IAS Services LLC, became a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured loans.

As of June 30, 2014, IAS Services LLC had $625.0 million in outstanding secured loans from the FHLBI and access to an additional $625.0 million of available uncommitted credit for borrowings which amount may be adjusted at the sole discretion of the FHLBI.

For the three and six months ended June 30, 2014, IAS Services LLC had average borrowings of $318.5 million and $160.1 million with a weighted average borrowing rate of 0.22% and 0.22%, respectively.

The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI. Each secured loan or advance will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time-to-time by the FHLBI.

As of June 30, 2014, IAS Services LLC's FHLBI advances had the following remaining maturities:

$ in thousands	June 30, 2014
≤ 30 days	—
> 30 days and ≤ 90 days	215,000
> 90 days (1)	410,000
Total	625,000
(1) Greater than 90 days includes FHLB advances with maturity dates of 129 days.

As of June 30, 2014, all FHLBI advances were collateralized by CMBS with a fair value of $843.4 million.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral. In addition, as a condition to membership in the FHLBI, IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. As of June 30, 2014 and December 31, 2013, the Company had stock in the FHLBI totaling $18.5 million and $0, respectively, which is included in other investments on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.
Asset-Backed Securities
During the six months ended June 30, 2014, the Company purchased controlling interests in two securitization trusts for which it determined it is the primary beneficiary. The securitization trusts securitized residential mortgage loans with an aggregate principal balance of $559.1 million, and issued $559.1 million aggregate principal amount of ABS, of which $409.1 million was purchased by the Company. The Company subsequently sold $266.4 million of the original principal balance to a third party. The ABS issued by the securitization trusts and sold to third parties are recorded as non-recourse liabilities in the Company’s consolidated balance sheets. During the six months ended June 30, 2014, ABS held by unaffiliated third parties was paid down by $48.4 million. The Company has purchased controlling interests in a total of seven securitization trusts for which it determined it is the primary beneficiary to date.
The carrying value of the ABS is based on its amortized cost, which is equal to the remaining principal balance net of unamortized premiums or discounts. The following table provides summary information of the carrying value of the ABS, along with other relevant information, at June 30, 2014.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	2,001,751	2,287,914
Interest-only securities	13,939	—
Unamortized premium	12,983	33,020
Unamortized discount	(11,750)	(9,207)
Loan loss reserve	—	(1,041)
Carrying value	2,016,923	2,310,686
Range of weighted average interest rates	2.9% - 4.0%
Number of series	7

The following table presents the estimated principal repayment schedule of the VIEs' ABS at June 30, 2014, based on estimated cash flows of the residential mortgage loans, as adjusted for projected prepayments and losses on such loans.

$ in thousands
Estimated principal repayment	June 30, 2014
Within one year	210,975
One to three years	366,263
Three to five years	298,450
Greater than or equal to five years	1,126,063
Total	2,001,751
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
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $5.9 million as of June 30, 2014.

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

Credit Derivatives
The Company's only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. The remaining notional amount of the CDS at June 30, 2014 was $44.0 million ($51.8 million at December 31, 2013), and the Company estimated the fair market value of the CDS to be approximately $547,000 at June 30, 2014 ($654,000 at December 31, 2013). As of June 30, 2014, the Company has not made any payments related to the CDS contract.
At June 30, 2014 and December 31, 2013, the open CDS sold by the Company is summarized as follows:

$ in thousand	June 30, 2014	December 31, 2013
Fair value amount	547	654
Notional amount	44,016	51,823
Maximum potential amount of future undiscounted payments	44,016	51,823
Recourse provisions with third parties	—	—
Collateral held by counterparty	6,802	7,979
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
Through December 31, 2013, the Company elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings while the ineffective portion is recorded on a current basis in earnings. Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps in order to gain greater flexibility in managing interest rate exposures. Amounts reported in AOCI related to the cash flow hedges through December 31, 2013 will remain in AOCI and will be reclassified to interest expense, repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $21.5 million and $42.8 million as an increase to interest expense for the three and six months ended June 30, 2014, respectively. During the next 12 months, the Company estimates that $77.8 million will be reclassified as an increase to interest expense, repurchase agreements.
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

As of June 30, 2014, the Company had the following interest rate swaps outstanding:

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

At June 30, 2014, the Company’s counterparties held $30.4 million net cash margin deposits and approximately $282.4 million in Agency RMBS as collateral against its interest rate swaps, CDS, TBAs and futures contracts. In addition, several counterparties posted securities of approximately $62.4 million and $14.2 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of June 30, 2014 and December 31, 2013, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in Cash and cash equivalents and the liability to return the collateral is included in Collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of June 30, 2014, the Company did not recognize any non-cash collateral held as collateral.
Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on interest rate derivative instruments, net in the Company’s consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company's interest rate swaptions expired unexercised during the three and six months ended June 30, 2014, realizing a loss of $8.2 million and $23.3 million, respectively. For the three and six months ended June 30, 2014, the Company had $4.7 million and $15.8 million of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of June 30, 2014, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	—	—	0.0	—	—%	3M Libor	0.00
Payer	> 6 Months	7,738	2,608	8.3	750,000	3.13%	3M Libor	6.70
		7,738	2,608	8.3	750,000	3.13%		6.70
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
The following table presents information with respect to the Company's interest rate derivative instruments:

$ in thousands	Notional Amount as of January 1, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2014	Amount of Realized Gain, net on Interest Rate Derivative Instruments (excluding net interest paid or received)
Interest Rate Swaptions	1,150,000	750,000	(1,150,000)	750,000	(23,275)
Interest Rate Swaps	12,800,000	—	—	12,800,000	—
Purchase of TBAs	—	150,000	(150,000)	—	188
Sale of TBAs	—	481,000	(280,000)	201,000	(1,588)
Futures Contracts	100,000	256,500	(200,000)	156,500	(9,186)
Total	14,050,000	1,637,500	(1,780,000)	13,907,500	(33,861)

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.
$ in thousands

Asset Derivatives				Liability Derivatives
As of June 30, 2014		As of December 31, 2013		As of June 30, 2014		As of December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest Rate Swap Asset	66,439	Interest Rate Swap Asset	256,449	Interest Rate Swap Liability	267,018	Interest Rate Swap Liability	263,204
CDS Contract	547	CDS Contract	654	Futures Contracts	347	Futures Contracts	—
Interest Rate Swaptions	2,608	Swaption	2,365	TBAs	1,235	TBAs	—
Futures Contracts	596	Futures Contracts	2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2014 and 2013.
Three months ended June 30, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	—	Interest Expense, Repurchase Agreements	(21,532)	Gain (loss) on interest rate derivative instruments	—
Six months ended June 30, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(42,828)	Gain (loss) on interest rate derivative instruments, net	—

Three months ended June 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swap	274,660	Interest Expense, Repurchase Agreements	(37,409)	Gain (loss) on interest rate derivative instruments	294
Six months ended June 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	257,489	Interest Expense, Repurchase Agreements	(72,970)	Gain (loss) on interest rate derivative instruments, net	293

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended June 30, 2014	Three months ended June 30, 2013
CDS Contract	Realized and unrealized credit default swap income	(60)	(345)

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Six months ended June 30, 2014	Six months ended June 30, 2013
CDS Contract	Realized and unrealized credit default swap income	(107)	(568)

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs and futures contracts reported in gain (loss) on interest rate derivative instruments, net on the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

$ in thousands	Three months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(52,205)	(103,633)	(155,838)
Swaption Contracts	(8,200)	—	4,654	(3,546)
TBAs	(1,400)	—	(1,938)	(3,338)
Futures Contracts	(5,437)	—	343	(5,094)
Total	(15,037)	(52,205)	(100,574)	(167,816)

$ in thousands	Six months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(103,646)	(193,825)	(297,471)
Swaption Contracts	(23,275)	—	15,781	(7,494)
TBAs	(1,400)	—	(1,235)	(2,635)
Futures Contracts	(9,186)	—	(2,342)	(11,528)
Total	(33,861)	(103,646)	(181,621)	(319,128)

$ in thousands	Three months ended June 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps ineffectiveness	—	—	294	294
Swaption Contracts	27,159	—	25,861	53,020
Total	27,159	—	26,155	53,314

$ in thousands	Six months ended June 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps ineffectiveness	—	—	293	293
Swaption Contracts	27,159	—	23,859	51,018
Total	27,159	—	24,152	51,311

Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
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
At June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $236.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $282.4 million of Agency RMBS and $30.4 million of cash as of June 30, 2014. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of June 30, 2014, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $31.1 million.
The Company was in compliance with all of the financial provisions of these agreements through June 30, 2014.

Note 10 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013.
Offsetting of Derivative Assets
As of June 30, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	70,190	—	70,190	(6,577)	(11,976)	51,637
Total	70,190	—	70,190	(6,577)	(11,976)	51,637

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of June 30, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Cash Collateral Posted (2)(4)(5)	Net Amount
Derivatives	268,600	—	268,600	(268,600)	—	—
Repurchase Agreements	14,723,223	—	14,723,223	(14,723,223)	—	—
Secured Loans	625,000		625,000	(625,000)	—	—
	15,616,823	—	15,616,823	(15,616,823)	—	—
Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	262,059	—	262,059	(671)	(48,607)	212,781
Total	262,059	—	262,059	(671)	(48,607)	212,781

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	263,204	—	263,204	(263,204)	—	—
Repurchase Agreements	15,451,675	—	15,451,675	(15,451,675)	—	—
	15,714,879	—	15,714,879	(15,714,879)	—	—

35

(1)
Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at June 30, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and interest rate derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $16.5 billion and $17.1 billion at June 30, 2014 and December 31, 2013, respectively, including securities held as collateral that are eliminated in consolidation of $268.8 million and $133.8 million, respectively at June 30, 2014 and December 31, 2013.

(4)
Total cash received on the Company's derivatives was $14.2 million and $52.7 million at June 30, 2014 and December 31, 2013, respectively. Total non-cash collateral received on the Company's derivatives was $62.4 million and $207.0 million at June 30, 2014 and December 31, 2013, respectively. Total cash posted by the Company on its Derivatives was $30.4 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $854.4 million and $0 at June 30, 2014 and December 31, 2013, respectively.
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

The fair values on a recurring basis of the Company’s MBS and interest rate hedges based on the level of inputs at June 30, 2014 and December 31, 2013 are summarized below:

	June 30, 2014
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	18,247,789	—	18,247,789
Investments in unconsolidated ventures	—	—	44,030	44,030
Derivatives	596	69,047	547	70,190
Total	596	18,316,836	44,577	18,362,009
Liabilities
Derivatives	347	268,253	—	268,600
Total	347	268,253	—	268,600

	December 31, 2013
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage-backed securities(1)	—	17,348,657	—	17,348,657
Investments in unconsolidated ventures	—	—	44,403	44,403
Derivatives	2,591	258,814	654	262,059
Total	2,591	17,607,471	45,057	17,655,119
Liabilities
Derivatives	—	263,204	—	263,204
Total	—	263,204	—	263,204

(1)	For more detail about the fair value of the Company's MBS, refer to Note 4 - Mortgage-Backed Securities in these consolidated financial statements.

The following table presents additional information about the Company’s investments in unconsolidated ventures which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2014	December 31, 2013
Beginning balance, at beginning of the year	44,403	35,301
Purchases	971	11,717
Sales and settlements	(5,679)	(7,960)
Total net gains included in net income
Realized gains, net	3,821	2,757
Unrealized gains, net	514	2,588
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	44,030	44,403
The following table presents additional information about the Company’s CDS contract, which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	June 30, 2014	December 31, 2013
Beginning balance, at beginning of the year	654	1,519
Purchases	—	—
Sales and settlements	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(107)	(865)
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	547	654
The following table summarizes quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2014	Technique	Input	Range	Average
CDS Contract	547	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.56%
			Credit Spread		0.27%
			Constant Prepayment Rate	1.0% - 20.0%	5.53%
			Constant Default Rate	0.6% - 100.0%	4.60%
			Loss Severity	0.4% - 67.9%	41.13%
The significant unobservable inputs used in the fair value measurement of the CDS contract are the swap rate, discount rate, credit spread, constant prepayment rate, constant default rate, and loss severity in the event of default. These inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $21,000 more than the actual fair value at June 30, 2014.

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	2,310,686	2,325,101	1,810,262	1,709,385
Commercial loans, held-for-investment	95,585	95,585	64,599	64,599
Other investments	18,500	18,500	10,000	10,000
Total	2,424,771	2,439,186	1,884,861	1,783,984
Financial Liabilities
Repurchase agreements	14,723,223	14,729,026	15,451,675	15,459,452
Secured loans	625,000	625,000	—	—
Asset-backed securities	2,016,923	1,956,995	1,643,741	1,543,217
Exchangeable senior notes	400,000	386,000	400,000	368,250
Total	17,765,146	17,697,021	17,495,416	17,370,919
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

•
The fair value of other investments at June 30, 2014 is a Level 3 fair value measurement. Restricted FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value.

•
The fair value of the repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

•
The fair value of the ABS is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

•
The fair value of secured loans at June 30, 2014 is a Level 3 fair value measurement. The secured loans mature in less than one year, and the carrying amount approximates fair value due to the short maturities.

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
For the three months ended June 30, 2014, the Company incurred management fees of $9.3 million (2013: $10.8 million), of which $9.3 million (2013: $10.8 million) was accrued but has not been paid.
For the six months ended June 30, 2014, the Company incurred management fees of $18.7 million (2013: $21.2 million), of which $9.3 million (2013: $10.8 million) was accrued but has not been paid.
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
The Company incurred costs, originally paid by Invesco, of approximately $1.3 million (2013: $1.8 million) and $3.1 million (2013: $2.9 million) for the three and six months ended June 30, 2014, respectively. Approximately $1.3 million (2013: $1.6 million) and $3.1 million (2013: $2.5 million) was either prepaid or expensed for the three and six months ended June 30, 2014, respectively. Approximately $0 (2013: $184,000) and $0 (2013: $418,000) was charged against equity as a cost of raising capital for the three and six months ended June 30, 2014, respectively. There were no capitalization to other assets as of June 30, 2014.
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
Common Stock
During the six months ended June 30, 2014, the Company issued 8,235 shares of common stock at an average price of $16.55 under the DRSPP with total proceeds to the Company of approximately $136,000, net of issuance costs of $0.
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
During the three months ended June 30, 2014, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2014, the Company repurchased 1,438,213 shares of its common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the six months ended June 30, 2013, the Company did not repurchase any shares of its common stock. As of June 30, 2014, the Company had authority to purchase 14,841,784 additional shares of its common stock through this program.

Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $60,000 (2013: $38,000) and approximately $112,000 (2013: $75,000) related to the Company's non-executive directors for the three and six months ended June 30, 2014, respectively. During the three months ended June 30, 2014, the Company issued 3,079 shares (2013: 1,839 shares) of stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2014, the Company issued 5,824 shares (2013: 3,609 shares) of stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $80,000 (2013: $49,000) and $161,000 (2013: $111,000) for the three and six months ended June 30, 2014, respectively, related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, the Company issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the six months ended June 30, 2014, the Company awarded 20,732 restricted stock units to officers and employees of the Manager and its affiliates.
Dividends
On June 16, 2014, the Company declared a dividend of $0.50 per share of common stock. The dividend was paid on July 28, 2014 to shareholders of record as of the close of business on June 27, 2014.
On June 16, 2014, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on July 25, 2014 to shareholders of record as of the close of business on July 1, 2014.

Note 14 – Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2014 and 2013 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ and share amounts in thousands	2014	2013	2014	2013
Numerator (Income)
Basic Earnings
Net income (loss) available to common shareholders	(94,052)	138,847	(168,492)	222,838
Effect of dilutive securities:
Income allocated to exchangeable senior debt	—	5,622	—	6,782
Income (loss) allocated to non-controlling interest	(1,057)	1,493	(1,879)	2,455
Dilutive net income (loss) available to shareholders	(95,109)	145,962	(170,371)	232,075
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	123,091	135,105	123,108	132,013
Effect of dilutive securities:
Restricted Stock Awards	—	38	—	32
OP Units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	16,836	—	10,325
Dilutive Shares	124,516	153,404	124,533	143,795

The following potential common shares (in thousands) were excluded from diluted earnings per common share for the three and six months ended June 30, 2014 as the Company had a net loss for the period: 16,836 (in thousands) for the Exchangeable senior notes, respectively, and 46 (in thousands) and 43 (in thousands) for Restricted Stock Awards.

Note 15 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest (2013: 1.0%) in the Operating Partnership. Expense allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2014 was approximately $1.1 million (2013: $1.5 million income). Expense allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2014 was $1.9 million (2013: $2.5 million income). For the three months ended June 30, 2014, distributions paid to the non-controlling interest were $712,000 (2013: $926,000). For the six months ended June 30, 2014, distributions paid to the non-controlling interest were $1.4 million (2013: $1.9 million). As of June 30, 2014, distributions payable to the non-controlling interest were approximately $712,000 (2013: $926,000).

Note 16 – Subsequent Events
On July 2, 2014, IAS Services LLC refinanced its short-term fixed rate secured loans with FHLBI having an aggregate principal amount outstanding of $625.0 million into a single 10-year term secured loan that bears interest at three-month LIBOR plus 15 basis points. In addition, on July 3, 2014, IAS Services LLC entered into a 10-year $625.0 million aggregate principal amount secured loan with FHLBI that bears interest at the three-month FHLB swap rate plus 28 basis points. Both loans are secured by Agency RMBS and CMBS collateral. The Company estimates that these secured loans will extend its consolidated average liability days to maturity from approximately 2 months to approximately 12 months.

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	general volatility of the markets in which we invest;

•	general volatility of foreign financial markets and their governments’ responses;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our shareholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

•
Credit risk transfer securities issued by government-sponsored enterprise ("GSE CRT"), which are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE;

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We finance our investments in Agency RMBS, non-Agency RMBS, GSE CRT and CMBS primarily through short-term borrowings structured as repurchase agreements, secured loans, committed facilities and other forms of private financing. We finance our residential loans held-for-investment through asset-backed securities ("ABS") issued by securitization trusts for which we have determined we are the primary beneficiary. We have also issued exchangeable notes to finance investments in our target assets.
Capital Activities
On June 16, 2014, we declared a dividend of $0.50 per share of common stock. The dividend was paid on July 28, 2014 to shareholders of record as of the close of business on June 27, 2014.
On June 16, 2014, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on July 25, 2014 to shareholders of record as of the close of business on July 1, 2014.
During the three months ended June 30, 2014, we did not repurchase any shares of our common stock. During the six months ended June 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. On December 2, 2013, our board of directors authorized the repurchase of an additional 20,000,000 shares of our common stock with no stated expiration date. Our board of directors has approved an aggregate repurchase of 27,000,000 shares of our common stock to date. As of June 30, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
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
Market Conditions
Macroeconomics factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, employment and inflation. There are a number of reasons to believe the U.S. economy is improving despite a meager 1.5% year-over-year increase in real gross domestic product ("GDP"). Year-over-year GDP has dropped given the -2.9% real growth rate in the first quarter of 2014, causing the Federal Open Market Committee and the consensus of private economists to lower their full year 2014 GDP forecast to 2.2% and 1.7%, respectively. In addition, interest rates have continued to fall since the first quarter of 2014.
For the second quarter of 2014, the unemployment rate fell to 6.1% and monthly payrolls increased by 272,000 jobs per month. Home and automobile sales during the second quarter each made strong increases. The low interest rate environment should be stimulative to economic growth since current policy rates are much lower than that which would be indicated by unemployment and inflation indicators alone. Households are once again increasing their debt levels, albeit at a low rate, which increases their ability to consume goods and services. Inflation data has recently been higher than expected with core personal consumption expenditures prices having increased 1.5% year-over-year and 1.7% over the past three months.
Despite these indicators of apparent strength describe above, including surprisingly robust employment data, interest rates fell in the second quarter of 2014. Underlying this decline is the notion that economic growth is likely to disappoint and that the Federal Reserve is likely to keep the funds rate near 0% for the next year, and be very gradual in raising rates when they do. Factors that seem to support this view include: the U.S. and other large countries must overcome a heavy debt burden such that fiscal policies in the U.S. and abroad will be a drag on economic growth; companies are more focused on margins and stock repurchases than on growth strategies; disinflation is entrenched in the collective psyche of consumers; there is risk of deflation in Europe; China is a concern for global growth; and geo-political concerns seem to be on the rise.
In this environment the 10-year U.S. Treasury note yield has moved in an extraordinarily tight band, generally hovering between 2.5% and 2.7%. Actual interest rate volatility has continued to decline in the second quarter of 2014, as has the volatility implied by interest rate options. U.S. Treasury interest rates ended the second quarter lower, with the 10-year note lower by about 19 basis points and longer maturities declined by more than shorter maturities. This has been supportive for the Agency RMBS market generally as the prepayment option embedded in MBS is less onerous given lower expected interest rate volatility. Further, MBS investors seem much less concerned over the market impact from Federal Reserve tapering of MBS purchases. There has been adequate demand from investors and limited supply of new MBS to offset the decline in demand from the Federal Reserve. The environment has also been supportive of credit spreads (i.e. the additional yield premium earned by investors over risk-free term interest rates for accepting credit risk in non-government guaranteed bonds). In the second quarter of 2014, yields required by investors on CMBS and non-Agency RMBS fell by more than similar duration U.S. Treasury notes and U.S. interest rate swaps. This had a beneficial impact on the prices of our holdings and caused our book value to increase.
We believe we have reduced the interest rate sensitivity of our investment portfolio, resulting in greater book value stability. The driving force behind the 6.9% increase in book value in the second quarter was the improvement in credit spread premiums, as described above. Our core earnings benefited from slow prepayment rates. It is possible that we may realize losses on the sale of assets in future periods and these losses may cause our GAAP earnings to be negative. In addition, as of December 31, 2013 we elected to discontinue hedge accounting for our portfolio of interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in our consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). This change will cause our net income to be more volatile in future periods and could contribute to us recording a net loss in future periods. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
The impact of regulatory initiatives on the economy may also affect our business and our financial results. The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas. Under the Dodd-Frank Act, new underwriting requirements for residential mortgage loans have been adopted. The Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that the borrower has a reasonable ability to repay the loan. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage (“QM”) framework that provides certain legal protections to lenders related to residential mortgage loans that meet the QM criteria, which include restrictions on loan features and borrower debt-to-income ratios. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the effect of these regulations and others could affect our ability to securitize or invest in newly originated loans in the future.
There are also a number of pending legislative proposals related to the eventual wind-down or phase out of the GSEs, including the Corker-Warner and Johnson-Crapo bills, which would replace the GSEs with a new government agency, the Federal Mortgage Insurance Corporation. In the second quarter there was a bi-partisan effort in the U.S. Senate to bring about mortgage finance reform via the Johnson-Crapo bill. The bill did not receive enough votes in committee to get to the floor for a vote. At this point it seems unlikely there will be mortgage finance reform legislation in 2014. A meaningful resurrection of a fully functioning primary market for private label securitizations is unlikely to occur in the near term. We have been successful in participating in securitizations despite the environment, having consolidated in our financial statements an additional prime jumbo securitization in each of the first two quarters of 2014. We expect to close and consolidate at least one additional prime jumbo securitization in the third quarter of 2014. The high credit quality of the loans underlying these securitizations is showing through in strong monthly performance data.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve following the adoption of new capital rules which generally affects the manner in which banks lend. Regulators are also focused on liquidity requirements which will likely affect how banks fund themselves. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could affect our ability to finance our assets in the future.
Investment Activities
In the second quarter of 2014, we continued to position the investment portfolio to take advantage of opportunities created by an improving housing market and the availability of high credit quality, newly originated residential mortgage loans.

During 2013 and 2014, we participated in seven residential loan securitizations that are consolidated on our balance sheet, and have participated in GSE CRT transactions issued by both Fannie Mae and Freddie Mac at a fair value of $506.6 million compared to $0 one year ago. In addition, during the second quarter of 2014, we committed to purchase securities in an additional residential loan securitization, and upon settlement, we anticipate the residential loan securitization to be consolidated on our balance sheet. During 2013, we also began a commercial real estate lending program. Since its inception, we have purchased or originated five loans in addition to investing in securitized mezzanine loans. We expect to continue to pursue opportunities to increase the percentage of our equity invested in each of these three areas during 2014: commercial mortgage loans, subordinate interests in residential loan securitizations and GSE CRT transactions.
To provide economic stimulus, the Federal Reserve has been purchasing Agency RMBS through its QE program which has had the effect of holding mortgage interest rates low. In 2014, the Federal Reserve has reduced purchases under their QE program of U.S. Treasuries and Agency RMBS, but they have continued buying a large percentage of issuance, which has also declined. The interest rate and credit spread premium environment and our views on how they will change have a significant impact on our portfolio decisions. We have taken the opportunity to reduce our lower coupon 30 year Agency RMBS positions by nearly 50% from $12.2 billion at March 31, 2013 to $6.2 billion at June 30, 2014. We reinvested proceeds of sales and prepayments in part into agency hybrid ARM assets. We have also reduced our repurchase agreement debt from 6.4 times equity at June 30, 2013 to 5.6 times equity at June 30, 2014. In addition, we increased the notional amount of our interest rate swaps from $12.2 billion at June 30, 2013 to $12.8 billion at June 30, 2014, or by 4.9%. We also entered into payer swaptions to further reduce interest rate risk in the second quarter. As a result of all of these actions, we believe we have reduced interest rate and funding risk relative to the prior quarter and the prior year.
The table below shows the allocation of our equity as of June 30, 2014 and 2013:

	As of June 30,
	2014	2013
Agency RMBS	39.3%	52.3%
Non-Agency RMBS	29.8%	36.5%
GSE CRT	5.6%	—%
CMBS	31.7%	19.9%
Residential Loans	3.4%	4.8%
Commercial Loans	3.7%	0.3%
Unconsolidated Ventures	1.7%	1.4%
Exchangeable Senior Notes	(15.2)%	(15.2)%
Total	100.0%	100.0%
We have continued to hold 30 year fixed-rate Agency RMBS securities that offer higher coupons and which we expect to prepay relatively slowly based on the collateral attributes. Our sales of 30 year fixed-rate Agency RMBS have been primarily in 3% and 3.5% coupons. Therefore the average coupon of our 30 year fixed-rate Agency RMBS continued to increase to 4.17% at June 30, 2014, compared to 4.12% at March 31, 2014 and 3.92% at June 30, 2013. In addition, we hold 15 year fixed-rate Agency RMBS securities, Agency Hybrid ARM RMBS and Agency ARM RMBS that we believe to have lower durations and better cash flow certainty relative to current 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMO"), some of which are interest-only securities.

The table below shows the breakdown of our investment portfolio as of June 30, 2014 and 2013:

	As of June 30,
$ in thousands	2014	2013
Agency RMBS:
30 year fixed-rate, at fair value	6,239,995	10,561,425
15 year fixed-rate, at fair value	1,495,999	1,956,448
Hybrid ARM, at fair value	2,613,337	440,170
ARM, at fair value	561,284	68,769
Agency CMO, at fair value	510,435	511,476
Non-Agency RMBS, at fair value (1)	3,282,525	3,750,428
GSE CRT, at fair value	506,635	—
CMBS, at fair value	3,037,579	2,517,442
Residential loans, at amortized cost	2,310,686	1,553,006
Commercial loans, at amortized cost	95,585	8,954
Total MBS and Loans portfolio	20,654,060	21,368,118
(1) Included in non-Agency RMBS are securities of $26.0 million for a future securitization not yet settled.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRT, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, we have increased our exposure to credit assets as we believe the improving economy will provide better risk-adjusted returns for this asset class while having lower interest rate exposure.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitization of real estate mortgage investment conduit ("Re-REMIC") RMBS that we believe provide attractive risk adjusted returns. We also invest in GSE CRT. Based on our view of the improving housing market and relative value opportunities, we added to our position of non-Agency RMBS and GSE CRT during 2014.
Our CMBS portfolio generally consists of assets originated prior to 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Since June 30, 2013, we grew our CMBS portfolio $520.1 million based on our view of the improving risk and return offered by this asset class. The primary focus of our investments was in the CMBS 2.0, where we grew the percentage of CMBS in our MBS portfolio to approximately 16.6% as of June 30, 2014 from approximately 12.7% as of June 30, 2013.
During 2013 and 2014, we expanded our portfolio of credit assets by adding subordinate securities backed by residential loans. The residential loans collateralizing these securities consist are prime jumbo mortgages that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high FICO scores, low historical delinquencies and low loan-to-value ratios based on current home values. For further details on the loan portfolio, refer to Note 5 - "Residential Loans Held-for-Investment."
We also added commercial real estate loans during 2013 and 2014. Our commercial real estate loan portfolio includes mezzanine loans, first mortgage loans and preferred equity investments we purchased or originated. For further details on the loan portfolio, refer to Note 6 - "Commercial Loans Held-for-Investment."

Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of June 30, 2014 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.8%	3.5%	25.7%	9.0%	0.4%	—%	39.7%
Prime	0.5%	1.4%	5.7%	4.4%	11.2%	2.2%	—%	—%	0.2%	—%	6.5%	3.0%	35.1%
Alt-A	—%	0.5%	10.2%	6.4%	7.5%	—%	—%	—%	—%	—%	—%	—%	24.6%
Subprime	—%	—%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	—%	—%	0.6%
Total Non-Agency (2)	0.5%	1.9%	15.9%	10.9%	19.5%	2.2%	0.8%	3.5%	25.9%	9.0%	6.9%	3.0%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	56.6%	43.4%	100.0%
CMBS	—%	—%	10.6%	11.4%	0.7%	—%	—%	8.8%	25.4%	14.0%	18.0%	11.1%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 10.6% 2005, 37.7% 2006 and 51.7% 2007.

(2)	Excluded from non-Agency RMBS are securities of $26.0 million for a future securitization not yet settled.
The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of June 30, 2014:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	47.0%	California	27.6%	California	14.7%
Florida	7.2%	Texas	5.2%	New York	12.5%
New York	6.7%	Virginia	4.1%	Texas	9.5%
Virginia	3.6%	New York	3.9%	Florida	5.9%
New Jersey	3.5%	Maryland	3.8%	Illinois	5.1%
Maryland	3.4%	Illinois	3.8%	Pennsylvania	4.1%
Washington	2.9%	Colorado	3.6%	New Jersey	3.3%
Illinois	2.3%	Washington	3.5%	Ohio	3.0%
Arizona	2.2%	New Jersey	3.4%	Virginia	2.7%
Colorado	2.0%	Florida	3.0%	North Carolina	2.7%
Other	19.2%	Other	38.1%	Other	36.5%
Total	100.0%		100.0%	Total	100.0%
The vintage and geographic concentrations have not significantly changed since March 31, 2014.

The following table displays certain characteristics of our residential loans held-for-investment at June 30, 2014 by year of origination.

$ in thousands	2014	2013	2012	2009	2008	Total
Portfolio Characteristics:
Number of Loans(1)	25	2,372	602	6	3	3,008
Current Principal Balance	17,392	1,768,805	497,726	1,929	2,062	2,287,914
Net Weighted Average Coupon Rate	4.82%	3.63%	3.51%	3.84%	6.14%	3.61%
Weighted Average Maturity (years)	28.78	28.91	28.53	24.96	24.16	28.82
Current Performance:
Current	17,392	1,768,805	496,436	1,929	2,062	2,286,624
30 Day Delinquent	—	—	1,290	—	—	1,290
60 Days Delinquent	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—
Total	17,392	1,768,805	497,726	1,929	2,062	2,287,914
(1) None for 2011 and 2010
The following table presents the five largest geographic concentrations of our residential loans held-for-investment at June 30, 2014 based on principal balance outstanding:

State	Percent
California	49.8%
Illinois	5.5%
Massachusetts	4.4%
Maryland	3.9%
New York	3.8%
Other states (none greater than 4%)	32.6%
Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRT and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of June 30, 2014, we had entered into repurchase agreements totaling $14.7 billion (2013: $17.9 billion). The decrease in the amount of the repurchase agreement balance was due to a decrease in our MBS portfolio, a decrease in leverage as we reallocated our investment portfolio and replacing some of our repurchase borrowings with secured loans, as discussed below.
In March 2014, the Company’s wholly-owned subsidiary, IAS Services LLC, became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured loans. As of June 30, 2014, IAS Services LLC had $625.0 million in outstanding secured advances and an additional $625.0 million of available uncommitted credit for borrowings which amount may be adjusted at the sole discretion of the FHLBI. For the three and six months ended June 30, 2014, IAS Services LLC had an average borrowing of $318.5 million and $160.1 million with a weighted average borrowing rate of 0.22% and 0.22%, respectively.
We have also committed to invest up to $100.0 million in the Invesco Mortgage Recovery Feeder Fund L.P. managed by the our Manager (“Invesco IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of June 30, 2014, $94.6 million (2013: $83.3 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.

The Company records the liability for MBS purchased for which settlement has not taken place as an investment related payable. As of June 30, 2014 and December 31, 2013, we had investment related payables of $670.1 million, and $28.8 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to an increase in unsettled MBS purchases at the quarter ended June 30, 2014, including $406.4 million for securities for future securitizations. The Company records a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment-related receivable. As of June 30, 2014 and December 31, 2013, the Company had investment related receivables of $399.5 million and $515.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of June 30, 2014. Included in June 30, 2014 are unsettled securities for future securitizations of $380.3 million.
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
As of June 30, 2014, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.8 billion (2013: $12.2 billion) of borrowings under our repurchase agreements. As of June 30, 2014, included in this amount we had forward starting swaps with a total notional amount of approximately $2.0 billion, with starting dates ranging from February 24, 2015 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of June 30, 2014, we held $750.0 million (2013: $2.4 billion) in interest rate swaptions as an asset with a fair value of $2.6 million (2013: $57.6 million). During the six months ended June 30, 2014, interest rate swaptions expired unexercised with a notional amount of approximately $1.2 billion (2013: $1.8 billion sold) and realized loss of $23.3 million (2013: $27.2 million gain). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility as the Federal Reserve tapers its purchases under its QE program.
As of June 30, 2014, we held $60.0 million (2013: $0) in notional amount of short U.S. Treasury futures contracts as a liability with a fair value of $347,000 (2013: $0), and $96.5 million (2013: $0) in notional amount as an asset with fair value of $596,000 (2013: $0). During the six months ended June 30, 2014, we sold U.S. Treasury futures contracts of $200.0 million (2013: $0) in notional amount and realized a loss of $9.2 million (2013: $0). We invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of June 30, 2014, we held $201.0 million (2013: $0) in notional amount of to-be-announced securities ("TBA") as a liability with a fair value of $1.2 million (2013: $0). During the six months ended June 30, 2014, $430.0 million notional TBA were settled with loss $1.4 million. TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
Book Value per Share
Our book value per common share was $19.80 and $17.97 as of June 30, 2014 and December 31, 2013, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at our sole election. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that through December 31, 2013 were recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets and subsequently in gain (loss) on interest rate derivative instruments, net on our consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed Securities” for information regarding the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.
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
Expected Impact of New Authoritative Guidance on Future Financial Information
In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on our consolidated financial statements.
In June 2014, the Financial Accounting Standards Board issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. The new guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations
The table below presents certain information from our consolidated statements of operations for the three and six month periods ending June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30, 2014
$ in thousands, except per share data	2014	2013	2014	2013
Interest Income
Mortgage-backed securities	151,920	168,736	303,659	329,080
Residential loans	20,471	6,889	38,175	7,026
Commercial loans	2,061	60	3,680	60
Total interest income	174,452	175,685	345,514	336,166
Interest Expense
Repurchase agreements	47,822	68,463	96,893	134,792
Secured loans	176	—	176	—
Exchangeable senior notes	5,613	5,622	11,220	6,782
Asset-backed securities	15,826	5,377	29,761	5,456
Total interest expense	69,437	79,462	138,050	147,030
Net interest income	105,015	96,223	207,464	189,136
Provision for loan losses	(50)	663	157	663
Net interest income after provision for loan losses	105,065	95,560	207,307	188,473
Other Income (loss)
Gain (loss) on sale of investments, net	(20,766)	5,692	(32,484)	12,404
Equity in earnings and fair value change in unconsolidated ventures	3,894	2,157	4,335	3,747
Gain (loss) on interest rate derivative instruments, net	(167,816)	53,314	(319,128)	51,311
Realized and unrealized credit default swap income	292	180	621	531
Total other income (loss)	(184,396)	61,343	(346,656)	67,993
Expenses
Management fee – related party	9,327	10,807	18,662	21,161
General and administrative	3,739	3,043	6,935	4,587
Total expenses	13,066	13,850	25,597	25,748
Net income (loss)	(92,397)	143,053	(164,946)	230,718

Net income (loss) attributable to non-controlling interest	(1,057)	1,493	(1,879)	2,455
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(91,340)	141,560	(163,067)	228,263
Dividends to preferred shareholders	2,712	2,713	5,425	5,425
Net income (loss) attributable to common shareholders	(94,052)	138,847	(168,492)	222,838
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic)	(0.76)	1.03	(1.37)	1.69
Net income (loss) attributable to common shareholders (diluted)	(0.76)	0.95	(1.37)	1.61
Dividends declared per common share	0.50	0.65	1.00	1.30
Weighted average number of shares of common stock:
Basic	123,091	135,105	123,108	132,013
Diluted	124,516	153,404	124,533	143,795

The table below presents certain information for our portfolio for the three and six month periods ending June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2014	2013	2014	2013
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,490,857	1,949,617	1,544,072	1,997,076
30 year fixed-rate, at amortized cost	6,277,003	11,524,578	6,501,011	11,512,548
ARM, at amortized cost	526,816	69,149	407,650	83,227
Hybrid ARM, at amortized cost	2,441,988	447,599	2,154,029	487,269
MBS-CMO, at amortized cost	505,949	505,811	490,979	504,182
Non-Agency RMBS, at amortized cost (1)	3,241,721	3,815,772	3,382,454	3,530,088
GSE CRT, at amortized cost	418,635	—	366,914	—
CMBS, at amortized cost	2,788,361	2,491,250	2,677,553	2,275,552
Residential loans, at amortized cost	2,240,066	807,876	2,114,219	415,132
Commercial loans, at amortized cost	94,541	2,919	86,653	2,919
Average MBS and Loans portfolio	20,025,937	21,614,571	19,725,534	20,807,993
Average Portfolio Yields (2):
Agency RMBS:
15 year fixed-rate	2.57%	2.17%	2.69%	2.18%
30 year fixed-rate	3.03%	2.77%	3.09%	2.81%
ARM	2.29%	2.39%	2.31%	2.24%
Hybrid ARM	2.23%	2.41%	2.28%	2.37%
MBS - CMO	3.42%	1.84%	3.77%	1.65%
Non-Agency RMBS	4.70%	4.54%	4.44%	4.58%
GSE CRT	4.04%	—%	4.37%	—%
CMBS	4.54%	4.72%	4.52%	4.73%
Residential loans	3.66%	3.41%	3.60%	3.38%
Commercial loans	8.72%	11.21%	8.49%	11.21%
Average MBS and Loans portfolio	3.48%	3.25%	3.50%	3.23%
Average Borrowings*:
Agency RMBS	10,040,134	13,185,918	9,865,448	13,063,927
Non-Agency RMBS	2,790,149	2,815,765	2,895,918	2,669,977
GSE CRT	307,237	—	261,052	—
CMBS (3)	2,033,655	1,989,660	2,032,975	1,832,302
Exchangeable senior notes	400,000	400,000	400,000	242,222
Asset-backed securities	1,975,573	747,883	1,870,367	382,257
Total borrowed funds	17,546,748	19,139,226	17,325,760	18,190,685
Maximum borrowings during the period (4)	17,765,146	19,710,901	17,765,146	19,710,901

Average Cost of Funds (5):
Agency RMBS	0.32%	0.40%	0.34%	0.41%
Non-Agency RMBS	1.55%	1.54%	1.53%	1.63%
GSE CRT	1.50%	—%	1.47%	—%
CMBS (3)	1.24%	1.44%	1.31%	1.46%
Exchangeable senior notes	5.61%	5.62%	5.61%	5.60%
Asset-backed securities	3.20%	2.88%	3.18%	2.85%
Unhedged cost of funds (6)	1.09%	0.88%	1.10%	0.81%
Hedged / Effective cost of funds (non-GAAP measure)	2.28%	1.66%	2.30%	1.62%
Average Equity (7):	2,470,933	2,774,374	2,403,467	2,743,484
Average debt/equity ratio (average during period)	7.10x	6.90x	7.21x	6.63x
Debt/equity ratio (as of period end)	6.82x	7.63x	6.82x	7.63x

*
Average amounts for each period are based on weighted month-end balances; all percentages are annualized. For the three and six months ended June 30, 2014, the average balances are presented on an amortized cost basis.

(1)	Non-Agency RMBS average balance excludes securities of $26.0 million for a future securitization not yet settled.

(2)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(3)	CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(4)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(5)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(6)	Excludes amortization of deferred swap losses from de-designation.

(7)	Average equity is calculated based on a weighted balance basis.
Net Income (Loss) Summary
For the three months ended June 30, 2014, our net loss attributable to common shareholders was $94.1 million (2013: $138.8 million net income) or $0.76 basic loss (2013: $1.03 basic income) per weighted average share available to common shareholders and $0.76 diluted loss (2013: $0.95 diluted income) per weighted average share available to common shareholders.
For the six months ended June 30, 2014, our net loss attributable to common shareholders was $168.5 million (2013: $222.8 million net income) or $1.37 basic loss (2013: $1.69 basic income) per weighted average share available to common shareholders and $1.37 diluted loss (2013: $1.61 diluted income) per weighted average share available to common shareholders.
The change in net income (loss) attributable to common shareholders for the three months ended June 30, 2014 versus 2013 is primarily attributable to the de-designation of interest rate swaps, realized losses on interest rate derivative instruments and the sale of MBS at a loss during 2014 versus 2013.
The change in net income (loss) attributable to common shareholders for the six months ended June 30, 2014 versus 2013 is primarily attributable to the de-designation of interest rate swaps, realized losses on interest rate derivative instruments and the sale of MBS at a loss during 2014 versus 2013.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on interest rate derivative instruments, net in our consolidated statements of operations, rather than in AOCI. For the three months ended June 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $103.6 million. For the six months ended June 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $193.8 million. In addition, during the three months ended June 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.5 million, and during the six months ended June 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $42.8 million.

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
The table below provides a reconciliation of U.S. GAAP net income attributable to common shareholders to core earnings for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	(94,052)	138,847	(168,492)	222,838
Adjustments
(Gain) loss on sale of investments, net	20,766	(5,692)	32,484	(12,404)
Realized loss on interest rate derivative instruments (excluding contractual net interest on interest rate swaps of $52,205, $0, and $103,646 and $0, respectively)	15,037	(27,159)	33,861	(27,159)
Unrealized (gain) loss on interest rate derivative instruments	100,574	(26,155)	181,621	(24,152)
Amortization of deferred swap losses from de-designation	21,532	—	42,828	—
Subtotal	157,909	(59,006)	290,794	(63,715)
Adjustment attributable to non-controlling interest	(1,807)	613	(3,318)	663
Core earnings	62,050	80,454	118,984	159,786
Basic earnings (loss) per common share	(0.76)	1.03	(1.37)	1.69
Core earnings per share attributable to common shareholders	0.50	0.60	0.97	1.22

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

We believe the presentation of effective interest expense, effective costs of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs, as viewed by management.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Three Months Ended June 30,
	2014		2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	69,437	1.58%	79,462	1.66%
Less: Amortization of deferred swap losses from de-designation	(21,532)	(0.49)%	—	—%
Add: Net interest paid - interest rate swaps	52,205	1.19%	—	—%
Effective interest expense	100,110	2.28%	79,462	1.66%

	Six Months Ended June 30,
	2014		2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	138,050	1.59%	147,030	1.62%
Less: Amortization of deferred swap losses from de-designation	(42,828)	(0.49)%	—	—%
Add: Net interest paid - interest rate swaps	103,646	1.20%	—	—%
Effective interest expense	198,868	2.30%	147,030	1.62%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Three Months Ended June 30,
	2014		2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	105,015	1.90%	96,223	1.59%
Add: Amortization of deferred swap losses from de-designation	21,532	0.49%	—	—
Less: Net interest paid - interest rate swaps	(52,205)	(1.19)%	—	—
Effective net interest income	74,342	1.20%	96,223	1.59%

	Six Months Ended June 30,
	2014		2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	207,464	1.91%	189,136	1.61%
Add: Amortization of deferred swap losses from de-designation	42,828	0.49%	—	—
Less: Net interest paid - interest rate swaps	(103,646)	(1.20)%	—	—
Effective net interest income	146,646	1.20%	189,136	1.61%

Interest Income and Average Earning Asset Yield
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.0 billion (2013: $21.6 billion) and earned interest income of $174.5 million (2013: $175.7 million) for the three months ended June 30, 2014. The yield on our average investment portfolio was 3.48% (2013: 3.25%) for the respective period. Our average investment portfolio decreased $1.6 billion for the three months ended June 30, 2014 versus June 30, 2013.
We had average earning assets of $19.7 billion (2013: $20.8 billion) and earned interest income of $345.5 million (2013: $336.2 million) for the six months ended June 30, 2014. The yield on our average investment portfolio was 3.50% (2013: 3.23%) for the respective period. Our average investment portfolio decreased $1.1 billion for the six months ended June 30, 2014 versus June 30, 2013.
The change in our average assets and portfolio yield during the three and six months ended June 30, 2014 compared to 2013 was primarily attributable to the change in our portfolio composition. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The CPR of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency, non-Agency RMBS and GSE CRT had a weighted average CPR of 10.0 and 8.2 for the three months ended June 30, 2014 and March 31, 2014, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	June 30, 2014		March 31, 2014
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	12.3	13.3	9.8	12.4
30 year Agency RMBS	9.4	9.8	7.2	8.2
Agency Hybrid ARM RMBS	9.4	NA	5.9	NA
Non-Agency RMBS	11.2	NA	10.5	NA
GSE CRT	4.5	NA	4.3	NA
Weighted average	10.0	NA	8.2	NA
Interest Expense and the Cost of Funds
Through December 31, 2013, interest expense includes borrowing costs under repurchase agreements, exchangeable senior notes, ABS and secured loans, as well as any hedging costs. Beginning January 1, 2014, we de-designated our interest rate swaps as cash flow hedges. As a result of de-designating, net interest paid or received under our interest rate swaps are no longer reflected in interest expense on our consolidated statements of operations, instead it is included in gain (loss) on interest rate derivative instruments, net. In addition, unrealized swap losses previously included in other comprehensive income are prospectively amortized into interest expense over the remaining term of the interest rate swap, as long as the forecasted transactions that were being hedged are still expected to occur. No reclassifications or adjustments were made to the three and six months ended June 30, 2013 interest expense as a result of the de-designation.

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $17.5 billion (2013: $19.1 billion) and total interest expense of $69.4 million (2013: $79.5 million) for the three months ended June 30, 2014. We had average borrowed funds of $17.3 billion (2013: $18.2 billion) and total interest expense of $138.1 million (2013: $147.0 million) for the six months ended June 30, 2014. We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest component related to our interest rate swaps and excluding the amortization of the deferred swap losses from de-designation from our interest expense. Effective interest expense (non-GAAP measure) was $100.1 million (2013: $79.5 million) for the three months ended June 30, 2014. Effective interest expense (non-GAAP measure) was $198.9 million (2013: $147.0 million) for the six months ended June 30, 2014. The change in average borrowed funds and interest expense was primarily the result of the change in the size and composition of our investment portfolio.
For the three months ended June 30, 2014, our cost of funds was 1.58% (2013: 1.66%), and for the six months ended June 30, 2014, our cost of funds was 1.59% (2013: 1.62%). For the three months ended June 30, 2014, our effective cost of funds (non-GAAP measure) was 2.28% (2013: 1.66%), and for the six months ended June 30, 2014, our effective cost of funds (non-GAAP measure) was 2.30% (2013: 1.62%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $105.0 million (2013: $96.2 million) for the three months ended June 30, 2014 and $207.5 million (2013: $189.1 million) for the six months ended June 30, 2014. Our net interest rate margin was 1.90% (2013: 1.59%) for the three months ended June 30, 2014 and 1.91% (2013: 1.61%) for the six months ended June 30, 2014.
Our effective net interest income (non-GAAP measure), which equals net interest income less effective interest expense (non-GAAP measure), totaled $74.3 million (2013: $96.2 million) for the three months ended June 30, 2014 and $146.6 million (2013: $189.1 million) for the six months ended June 30, 2014. Our effective interest rate margin (non-GAAP measure) was 1.20% (2013: 1.59%) for the three months ended June 30, 2014 and 1.20% (2013: 1.61%) for the six months ended June 30, 2014.
The decrease in effective net interest income and our effective interest rate margin for the three and six months ended June 30, 2014 compared to 2013 was a direct result of the change in prepayment speeds on the MBS portfolio and a change in our portfolio composition. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
We evaluated our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a decrease in the provision for loan losses of $50,000 (2013: $663,000 increase) for the three months ended June 30, 2014, and an increase of $157,000 (2013: $663,000) for the six months ended June 30, 2014, primarily associated with the acquisition of additional residential loans.
Gain (loss) on Sale of Investments
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. The changes in interest rates resulted in a decline in the value of Agency RMBS. We continued to reposition the portfolio to be less sensitive to interest rate changes. We sold securities and recognized a net loss of $20.8 million (2013: $5.7 million net gain) for the three months ended June 30, 2014 and a net loss of $32.5 million (2013: $12.4 million net gain) for for the six months ended June 30, 2014.
Loss on Other-Than-Temporary Impaired Securities
For the three and six months ended June 30, 2014 and 2013, we did not recognize any losses on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed Securities” for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures
For the three months ended June 30, 2014, we recognized equity in earnings of approximately $1.9 million (2013: $561,000), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $1.3 million (2013: $1.3 million gain). The increase in equity in earnings was primarily the result of an increase in earnings from the remaining investments in the Invesco IMRF Fund.
For the six months ended June 30, 2014, we recognized equity in earnings of approximately $2.1 million (2013: $906,000), and unrealized gain on the change in fair value of our investment in the Invesco IMRF Fund of $1.4 million (2013: $1.5 million gain). The increase in equity in earnings was primarily the result of an increase in earnings from the remaining investments in the Invesco IMRF Fund.
In 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended June 30, 2014, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $1.6 million (2013: $197,000 gain) and $959,000 (2013: $84,000 appreciation), respectively. For the six months ended June 30, 2014, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $1.7 million (2013: $92,000 gain) and $919,000 loss (2013: $1.3 million appreciation), respectively.
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
The tables below summarize our realized and unrealized gain (loss) on interest rate derivative instruments, net for the following periods:

$ in thousands	Three months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(52,205)	(103,633)	(155,838)
Swaption Contracts	(8,200)	—	4,654	(3,546)
TBAs	(1,400)	—	(1,938)	(3,338)
Futures Contracts	(5,437)	—	343	(5,094)
Total	(15,037)	(52,205)	(100,574)	(167,816)

$ in thousands	Six months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps	—	(103,646)	(193,825)	(297,471)
Swaption Contracts	(23,275)	—	15,781	(7,494)
TBAs	(1,400)	—	(1,235)	(2,635)
Futures Contracts	(9,186)	—	(2,342)	(11,528)
Total	(33,861)	(103,646)	(181,621)	(319,128)

$ in thousands	Three months ended June 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps ineffectiveness	—	—	294	294
Swaption Contracts	27,159	—	25,861	53,020
Total	27,159	—	26,155	53,314

$ in thousands	Six months ended June 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on interest rate derivatives, net
Interest Rate Swaps ineffectiveness	—	—	293	293
Swaption Contracts	27,159	—	23,859	51,018
Total	27,159	—	24,152	51,311
Expenses
For the three months ended June 30, 2014, we incurred management fees of $9.3 million (2013: $10.8 million) and $18.7 million (2013: $21.2 million) for the six months ended June 30, 2014, which are payable to our Manager under our management agreement. The decrease in management fees is attributable to a decrease in shareholders’ equity resulting from stock repurchase program during the three months ended March 31, 2014 and three months ended December 31, 2013. See Note 12 – “Related Party Transactions” for a discussion of the management fee and our relationship with our Manager.
For the three months ended June 30, 2014, our general and administrative expense of $3.7 million (2013: $3.0 million) and $6.9 million (2013: $4.6 million) for the six months ended June 30, 2014 includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is primarily attributable to acquisition and direct operating costs of our consolidated VIEs acquired during the three and six months ended June 30, 2014, which amount to $1.8 million and $3.2 million, respectively, in 2014 versus $1.3 million and $1.7 million for the three and six months ended June 30, 2013. In addition, costs for audit and tax services, accounting and legal services increased due to an increase in investment activities in the second half of 2013 and year to date 2014.

Net Income (loss) after Preferred Dividends and Return on Average Equity
Our net loss after preferred dividends was $95.1 million (2013: $140.3 million net income) for the three months ended June 30, 2014. Our annualized loss on average equity was 15.40% (2013: 20.23% annualized return) for the three months ended June 30, 2014. The change in net income after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions, the sale of MBS at a loss during 2014 versus 2013, as well as an increase in our borrowing costs. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the three months ended June 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $103.6 million. In addition, during the three months ended June 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.5 million.
Our net loss after preferred dividends was $170.4 million (2013: $225.3 million net income) for the six months ended June 30, 2014. Our annualized loss on average equity was 14.18% (2013: 16.42% annualized return) for the six months ended June 30, 2014. The change in net income after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions, the sale of MBS at a loss during 2014 versus 2013, as well as an increase in our borrowing costs. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the six months ended June 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $193.8 million. In addition, during the six months ended June 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $42.8 million.

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
We held cash and cash equivalents of $126.1 million (2013: $169.8 million) at June 30, 2014. Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $186.6 million (2013: $259.5 million) for the six month period ended June 30, 2014. The cash provided by operating activities decreased due primarily to an increase in borrowing costs for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Our investing activities used net cash of $328.9 million (2013: used $4.7 billion) for the six month period ended June 30, 2014. During the six month period ended June 30, 2014, we utilized cash to purchase $3.1 billion (2013: $6.1 billion) in securities and $557.8 million (2013: $1.6 billion) in residential loans which were offset by proceeds from asset sales of $2.5 billion (2013: $1.4 billion) and principal payments on securities of $878.5 million (2013: $1.6 billion) and principal repayments on residential loans of $55.2 million (2013: $8.6 million). In addition, we originated or funded commercial loans of $30.6 million (2013: $9.1 million). The decrease in principal payments resulted from slower prepayment speeds on the MBS portfolio and a change in the composition of these assets.
Our financing activities for the six months ended June 30, 2014 consisted of net proceeds of our repurchase agreements of $728.5 million (2013: $2.2 billion borrowings), net proceeds from our asset-backed securities of $422.5 million (2013: $1.4 billion), net proceeds from our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $136,000 (2013: $396.5 million, including the proceeds from common stock offering) in equity, offset by principal repayments of asset-backed securities of $48.4 million (2013: $8.4 million). In addition, during the six month period ended June 30, 2014 we repurchased shares of common stock totaling $21.1 million (2013: $0), and during the six months ended June 30, 2013, we had proceeds from the issuance of our exchangeable senior notes of $384.4 million net of issuance costs.
The table below shows the allocation of our equity and repurchase agreement debt-to-equity ratio as of June 30, 2014. The amount of equity allocated to an asset class as well as the amount of leverage applied has a direct impact on our interest income. Repurchase agreement borrowings are short-term and subject to refinancing risk. We generally limit our repurchase agreement financing debt-to-equity ratio to approximately 7 times. Our leverage on each class of assets may periodically exceed this amount as we adjust our portfolio allocations and related borrowings to obtain the best available financing sources and minimize total interest expense.

$ in millions	Agency	Non-Agency	GSE CRT	CMBS	Total
Repurchase agreements(1)	10,032	2,712	347	1,632	14,723
Equity allocation(2)	1,024	866	147	607	2,644
Repurchase Agreement Debt / Equity Ratio	9.8	3.1	2.4	2.7	5.6

(1)	Non-Agency repurchase agreements include borrowings that are collateralized by securities that are eliminated in consolidation.

(2)
Equity allocation is generally equal to the asset balances for the listed category less borrowings. We also allocate other balance sheet assets and liabilities to each asset type. The total equity allocated to repurchase agreements exceeds the total equity on our consolidated balance sheets since we do not allocate the exchangeable senior notes to individual asset categories.

As of June 30, 2014, we had $625.0 million in outstanding secured loans from the FHLBI and access to an additional $625.0 million of available uncommitted credit for borrowings which amount may be adjusted at the sole discretion of the FHLBI. All FHLBI advances are collateralized by CMBS with a fair value of $843.4 million as of June 30, 2014.

As of June 30, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.62% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 19.25%, GSE CRT was approximately 28.65% and under our repurchase agreements for CMBS was approximately 19.65%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 10%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 35% and for CMBS range from a low of 10% to a high of 30%. Our effective cost of funds (non-GAAP measure) was 2.30% (2013: 1.62%) as of June 30, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.8x as of June 30, 2014 (2013: $7.6x). The decrease in total debt-to-equity was primarily due to an increase in the value of our assets and lower interest rates on secured loans we entered into during 2014.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the six months ended June 30, 2014, we issued 8,235 shares (2013: 1,761,054 shares) of common stock at an average price of $16.55 under the DRSPP with total proceeds of approximately $136,000, of which no shares of common stock were issued under the waiver feature of the DRSPP.
On December 12, 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. On December 2, 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. As of June 30, 2014, there were 14,841,784 shares available for purchase under the program. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the six months ended June 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the six months ended June 30, 2013, we did not repurchase any shares of our common stock. As of June 30, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.

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

Contractual Commitments
As of June 30, 2014, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	14,723,223	14,723,223	—	—	—
Secured loans	625,000	625,000	—	—	—
Invesco IMRF Fund and AIV Fund	5,359	5,359	—	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Commercial loans	8,990	7,202	1,788	—	—
Total contractual obligations (1)	15,762,572	15,360,784	1,788	400,000	—
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	2,001,751	210,975	366,263	298,450	1,126,063
Anticipated interest payments on ABS (3)	1,133,555	65,998	128,105	122,568	816,884
Total obligations of entities consolidated for financial reporting purposes	3,135,306	276,973	494,368	421,018	1,942,947
Total consolidated obligations and commitments	18,897,878	15,637,757	496,156	821,018	1,942,947

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
As of June 30, 2014, we have approximately $94.8 million, $81.2 million and $418,000 in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements

We committed to invest up to $100.0 million in the Invesco IMRF Fund and AIV Fund, which, in turn, invests in our target assets. As of June 30, 2014, $94.6 million (2013: $83.3 million) of our commitment to the Invesco IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $5.4 million in capital to cover future expenses should they occur.
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
Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $6.8 million as of June 30, 2014 (2013: $10.1 million). The remaining notional amount of the CDS at June 30, 2014 is $44.0 million (2013: $64.5 million), and we estimated the fair market value of the CDS to be approximately $547,000 at June 30, 2014 (2013: $950,000). As of June 30, 2014, we have not made any payments related to the CDS contract.
As of June 30, 2014 we held contracts to sell ("short position") with an aggregate notional amount of $201.0 million (2013: $0) for $209.4 million (2013: $0) TBAs on a forward basis. If a counterparty of one of the TBA agreements that we entered into defaults on its obligations, we may not receive payment or securities due under the TBA agreement and we may lose any unrealized gain associated with that TBA transaction.
As of June 30, 2014, we have unfunded commitments on commercial loans of $9.0 million (2013: $32.4 million).
Shareholders’ Equity

During the six months ended June 30, 2014, we issued 8,235 shares (2013: 1,761,054 shares) of common stock at an average price of $16.55 (2013: $21.34) under the DRSPP with total proceeds to us of approximately $136,000 (2013: $37.4 million), net of issuance costs of $0 (2013: $219,000).
During the six months ended June 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the six months ended June 30, 2013, we did not repurchase any shares of our common stock. As of June 30, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
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
For the three months ended June 30, 2014, net unrealized gain included in shareholders’ equity was $315.5 million (2013: $398.9 million loss).
For the six months ended June 30, 2014, net unrealized gain included in shareholders’ equity was $518.0 million (2013: $450.7 million loss).
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
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent directors and the executive officers and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. We recognized compensation expense of approximately $112,000 (2013: $75,000) related to the company's non-executive directors for the six months ended June 30, 2014. During the six months ended June 30, 2014, we issued 5,824 shares (2013: 3,609 shares) of stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.

We recognized compensation expense of approximately $161,000 (2013: $111,000) for the six months ended June 30, 2014 related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, we issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the six months ended June 30, 2014, we awarded 20,732 restricted stock units to officers and employees of the Manager and its affiliates.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Code for the period ended June 30, 2014. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2014. Consequently, we believe we met the REIT income and asset test as of June 30, 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of June 30, 2014. Therefore, as of June 30, 2014, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. Real estate-related assets generally include CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-

related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of June 30, 2014, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	23.27%	(1.40)%
+0.50%	28.65%	(0.74)%
-0.50%	(24.22)%	0.02%
-1.00%	(60.40)%	(0.06)%
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
Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, with respect to any particular asset, our Manager’s investment team evaluates, among other things, relative valuation, supply and demand trends, shape of yield curves, prepayment rates, loan delinquencies, default rates and loss severity rates of various collateral types.

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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Further, one of our subsidiaries is a captive insurance company, and is subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. As of June 30, 2014, we were not involved in any such legal proceedings or regulatory compliance matters.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014, other than those disclosed below and in our Form 10-Q for the quarter ended March 31, 2014. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.
Risks Related to Financing and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing (including Federal Home Loan Bank advances), and we contribute capital to equity investments. Although we are not required to maintain any particular debt-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets.
Our access to financing depends upon a number of factors over which we have little or no control, including:
•general market conditions;
•the lender’s view of the quality of our assets, valuation of our assets and our liquidity;
•the lender’s perception of our growth potential;
•regulatory requirements of the Federal Housing Finance Authority or Federal Home Loan Bank;
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

The repurchase agreements and secured loans that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements and secured loans, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our shareholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
Further, financial institutions providing the repurchase facilities or the FHLB providing secured loans may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended June 30, 2014, the Company did not repurchase any shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 6, 2014	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 6, 2014	By:	/s/ Richard Lee Phegley, Jr.
Richard Lee Phegley, Jr.
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

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

