Form 10-Q
period 2014-09-30
Invesco Mortgage Capital Inc.
filed 2014-11-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of November 1, 2014, there were 123,102,325 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
In thousands except share amounts	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	17,297,034	17,348,657
Residential loans, held-for-investment (1)	3,103,434	1,810,262
Commercial loans, held-for-investment	144,707	64,599
Cash and cash equivalents	128,944	210,612
Due from counterparties	28,499	1,500
Investment related receivable	55,942	515,404
Investments in unconsolidated ventures, at fair value	42,281	44,403
Accrued interest receivable	66,295	68,246
Derivative assets, at fair value	74,421	262,059
Deferred securitization and financing costs	13,485	13,894
Other investments	62,500	10,000
Other assets	1,521	1,343
Total assets (1)	21,019,063	20,350,979
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,571,889	15,451,675
Secured loans	1,250,000	—
Asset-backed securities issued by securitization trusts (1)	2,745,940	1,643,741
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	222,559	263,204
Dividends and distributions payable	64,976	66,087
Investment related payable	12,351	28,842
Accrued interest payable	23,080	26,492
Collateral held payable	35,446	52,698
Accounts payable and accrued expenses	2,567	4,304
Due to affiliate	9,854	10,701
Total liabilities (1)	18,338,662	17,947,744
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,918	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,101,132 and 124,510,246 shares issued and outstanding, respectively	1,231	1,245
Additional paid in capital	2,531,914	2,552,464
Accumulated other comprehensive income (loss)	310,837	(156,993)
Retained earnings (distributions in excess of earnings)	(477,759)	(155,957)
Total shareholders’ equity	2,651,497	2,376,115
Non-controlling interest	28,904	27,120
Total equity	2,680,401	2,403,235
Total liabilities and equity	21,019,063	20,350,979

(1)
The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. As of September 30, 2014 and December 31, 2013, total assets of the consolidated VIEs were $3,118,222 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,754,169 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share amounts	2014	2013	2014	2013
Interest Income
Mortgage-backed securities	144,043	157,539	447,702	486,619
Residential loans	22,713	13,417	60,888	20,443
Commercial loans	2,649	372	6,329	432
Total interest income	169,405	171,328	514,919	507,494
Interest Expense
Repurchase agreements	45,756	73,695	142,649	208,487
Secured loans	1,223	—	1,399	—
Exchangeable senior notes	5,620	5,621	16,840	12,403
Asset-backed securities	17,660	10,266	47,421	15,722
Total interest expense	70,259	89,582	208,309	236,612
Net interest income	99,146	81,746	306,610	270,882
Provision for loan losses	(209)	87	(52)	751
Net interest income after provision for loan losses	99,355	81,659	306,662	270,131
Other Income (loss)
Gain (loss) on sale of investments, net	(47,952)	(69,323)	(80,436)	(56,919)
Equity in earnings and fair value change in unconsolidated ventures	1,145	1,422	5,480	5,169
Gain (loss) on derivative instruments, net	(3,704)	(6,887)	(322,832)	44,424
Realized and unrealized credit default swap income	247	297	868	828
Other investment income (loss), net	(1,358)	—	(1,358)	—
Total other income (loss)	(51,622)	(74,491)	(398,278)	(6,498)
Expenses
Management fee – related party	9,214	10,945	27,876	32,106
General and administrative	4,079	2,259	11,014	6,845
Total expenses	13,293	13,204	38,890	38,951
Net income (loss)	34,440	(6,036)	(130,506)	224,682
Net income (loss) attributable to non-controlling interest	394	(63)	(1,485)	2,392
Net income (loss) attributable to Invesco Mortgage Capital Inc.	34,046	(5,973)	(129,021)	222,290
Dividends to preferred shareholders	2,713	2,713	8,138	8,138
Undeclared cumulative dividends to preferred shareholders	661	—	661	—
Net income (loss) attributable to common shareholders	30,672	(8,686)	(137,820)	214,152
Earnings (loss) per share:
Net income (loss) attributable to common shareholders
Basic	0.25	(0.06)	(1.12)	1.61
Diluted	0.25	(0.06)	(1.12)	1.56
Dividends declared per common share	0.50	0.50	1.50	1.80
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except share amounts	2014	2013	2014	2013
Net income (loss)	34,440	(6,036)	(130,506)	224,682
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities	(113,946)	5,707	328,743	(763,016)
Reclassification of unrealized loss on sale of mortgage-backed securities to gain (loss) on sales of investments, net	47,952	69,323	80,436	56,919
Unrealized gain (loss) on derivative instruments	—	(74,098)	—	183,391
Reclassification of unrealized loss on derivative instruments to gain (loss) on derivatives, net	—	43,583	—	116,553
Reclassification of amortization of repurchase agreements interest expense to repurchase agreements interest expense	21,227	—	64,055	—
Total Other comprehensive income (loss)	(44,767)	44,515	473,234	(406,153)
Comprehensive income (loss)	(10,327)	38,479	342,728	(181,471)
Less: Comprehensive (income) loss attributable to non-controlling interest	117	(402)	(3,919)	1,856
Less: Dividends to preferred shareholders	(2,713)	(2,713)	(8,138)	(8,138)
Less: Undeclared cumulative dividends to preferred shareholders	(661)	—	(661)	—
Comprehensive income (loss) attributable to common shareholders	(13,584)	35,364	330,010	(187,753)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2014
(Unaudited)

					Attributable to Common Shareholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Shareholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
In thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	5,600,000	135,356	—	—	124,510,246	1,245	2,552,464	(156,993)	(155,957)	2,376,115	27,120	2,403,235
Net loss	—	—	—	—			—	—	(129,021)	(129,021)	(1,485)	(130,506)
Other comprehensive income	—	—	—	—	—	—	—	467,830	—	467,830	5,404	473,234
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	11,459	—	191	—	—	191	—	191
Proceeds from issuance of preferred stock, net of offering costs	—	—	6,200,000	149,918	—	—	—	—	—	149,918	—	149,918
Repurchase of shares of common stock	—	—	—	—	(1,438,213)	(14)	(21,116)	—	—	(21,130)	—	(21,130)
Stock awards	—	—	—	—	17,640	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(184,643)	(184,643)	—	(184,643)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,138)	(2,138)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,138)	(8,138)	—	(8,138)
Amortization of equity-based compensation	—	—	—	—	—	—	375	—		375	3	378
Balance at September 30, 2014	5,600,000	135,356	6,200,000	149,918	123,101,132	1,231	2,531,914	310,837	(477,759)	2,651,497	28,904	2,680,401
The accompanying notes are an integral part of this consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2014	2013
Cash Flows from Operating Activities
Net income (loss)	(130,506)	224,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and (discounts), net	99,770	145,112
Amortization of residential loans and asset-backed securities premiums (discount), net	2,195	117
Amortization of commercial loan origination fees	(1)	(21)
Provision for loan losses	(52)	751
Unrealized (gain) loss on derivative instruments, net	133,863	21,810
Unrealized loss on credit default swap	185	743
(Gain) loss on sale of mortgage-backed securities, net	80,436	56,919
(Gain) loss on derivative instruments, net	34,877	(66,234)
Equity in earnings and fair value change in unconsolidated ventures	(5,480)	(5,169)
Amortization of equity-based compensation	378	276
Amortization of deferred securitization and financing costs	2,220	1,647
Amortization of deferred swap losses from de-designation	64,055	—
Non-cash interest income capitalized in commercial loans	(768)	—
Loss on foreign currency transactions	1,479	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,790	(8,929)
Increase (decrease) in operating liabilities	(6,174)	9,489
Net cash provided by operating activities	278,267	381,193
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(3,752,261)	(6,923,130)
(Contributions) Distributions from investment in unconsolidated ventures, net	7,602	(1,806)
Change in other investments	(52,500)	—
Principal payments from mortgage-backed securities	1,422,082	2,309,117
Proceeds from sale of mortgage-backed securities	3,069,978	3,507,011
Payment of premiums for interest rate swaptions	(10,328)	(72,723)
Proceeds from termination of interest rate swaptions	—	114,538
Payments for termination of futures contracts and TBAs	(11,604)	—
Purchase of residential loans held-for-investment	(1,417,864)	(1,562,818)
Principal payments from residential loans held-for-investment	120,930	28,464
Principal payments from commercial loans held-for-investment	400	—
Origination and advances of commercial loans, net of origination fees	(81,201)	(17,050)
Net cash used in investing activities	(704,766)	(2,618,397)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	191	396,417
Repurchase of common stock	(21,130)	—
Proceeds (costs) of issuance of preferred stock	150,096	(6)
Due from counterparties	(26,999)	(8,182)
Collateral held payable	(13,771)	21,045
Proceeds from repurchase agreements	108,739,181	140,364,041
Principal repayments of repurchase agreements	(110,638,714)	(140,159,048)
Proceeds from issuance of exchangeable senior notes	—	400,000
Proceeds from asset-backed securities issued by securitization trusts	1,213,405	1,440,755
Principal repayments of asset-backed securities issued by securitization trusts	(109,587)	(27,778)
Proceeds from secured loans	2,835,247	—
Principal repayments on secured loans	(1,585,247)	—
Payments of deferred costs	(1,811)	(15,676)
Payments of dividends and distributions	(196,030)	(261,743)
Net cash provided by financing activities	344,831	2,149,825
Net change in cash and cash equivalents	(81,668)	(87,379)
Cash and cash equivalents, beginning of period	210,612	286,474
Cash and cash equivalents, end of period	128,944	199,095
Supplement Disclosure of Cash Flow Information
Interest paid	146,209	231,782
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	409,179	(406,153)
Dividends and distributions declared not paid	64,976	71,037
Payable for mortgage-backed securities sold / purchased, net	457,049	150,733
Repurchase agreements, not settled	19,747	(27,842)
Collateral held payable, not settled	(3,481)	—
Net change in due from counterparties	—	63
Offering costs not paid	(178)	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the "Manger"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2014, the Company owned 98.9% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.1%. The Company has one operating segment.
The Company primarily invests in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association, or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	Credit risk transfer securities issued by government-sponsored enterprises ("GSE CRT");

•	Commercial mortgage-backed securities ("CMBS");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
The Company generally finances its investments through short- and long-term borrowings structured as repurchase agreements and secured loans. The Company finances its residential loans held-for-investment through asset-backed securities ("ABS") issued by consolidated securitization trusts. The Company has also financed investments through the issuances of debt and equity and may utilize other forms of financing in the future.
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with the Company's taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its taxable income to its shareholders annually. The Company operates its business in a manner that permits exclusion from the "Investment Company" definition under the Investment Company Act of 1940, as amended.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in the Company’s annual report on Form 10-K are not required to be included on an interim basis in the company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expense are eliminated upon consolidation.
The consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. The consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity ("VIE") because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of asset-backed securities payable from the cash flows generated by the underlying pools of residential mortgage loans. The securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the asset-backed securities issued by the securitization trusts is sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential loans held-for-investment in its consolidated balance sheet. The asset-backed securities issued to third parties are recorded as liabilities on the Company's consolidated balance sheets. The Company records interest income on the residential loans held-for-investment and interest expense on the asset-backed securities issued to third parties in the

Company's consolidated statements of operations. The Company eliminates all intercompany balances and transactions between itself and the consolidated securitization trusts. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation of securitization trusts.
The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company's determination of whether it is the primary beneficiary of a securitization trust includes both a qualitative and quantitative analysis. The Company determined that it was the primary beneficiary of certain securitization trusts because it was involved in certain aspects of the design of the securitization trusts and has certain default oversight rights on defaulted residential loans. In addition, the Company owns the most subordinated class of asset-backed securities issued by the securitization trusts and has the obligation to absorb losses/right to receive benefits from the securitization trust that could potentially be significant to the securitization trust. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities, allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the consolidated statements of operations.
The Company generally hedges interest rate and foreign currency exposure with derivative financial instruments. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
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
Overrides of prices from pricing vendors are rare in the current market environment for the assets the Company holds. Examples of instances that would cause an override include if the Company recently traded the same security or there is an indication of market activity that would cause the vendor price to be unreliable. In the rare instance where a price is adjusted, the Company has a control process to monitor the reason for such adjustment.
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
As described in Note 10 - "Financial Instruments," the Company evaluates the source used to provide the market price for each security and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security.
Mortgage-Backed Securities
The Company records its purchases of mortgage-backed securities on the trade date and classifies its mortgage-backed securities as available-for-sale investments. Although the Company generally intends to hold most of its mortgage-backed securities until maturity, the Company may, from time to time, sell any of its mortgage-backed securities as part of its overall management of its investment portfolio.
Available-for-sale mortgage-backed securities are measured at fair value. Unrealized gains or losses arising from changes in fair value, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in shareholders' equity is recognized in income. Realized gains and losses from sales of mortgage-backed securities are determined based upon the specific identification method.
The Company considers its portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For non-Agency RMBS, GSE CRT and CMBS, the Company does not rely on ratings from third party agencies to determine the credit quality of the investment. The Company uses internal models that analyze the individual loans underlying each security and evaluates factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. The Company places reliance on these internal models in determining credit quality.
While non-Agency RMBS, GSE CRT and CMBS with expected future losses are generally purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. The Company therefore evaluates each security for other-than-temporary impairment at least quarterly.
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
For debt securities, the Company recognizes in earnings and reflects as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that the Company intends to sell or for which it is more likely than not that the Company will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
Residential Loans Held-For-Investment
Residential loans held-for-investment are residential mortgage loans held by consolidated securitization trusts. Residential loans held-for-investment are carried at unpaid principal balance net of any premiums and an allowance for loan losses. The Company expects that it will be required to continue to consolidate the securitization trusts that hold the residential loans.
The Company establishes an allowance for residential loan losses based on the Company's estimate of credit losses. The Company calculates expected losses by estimating the default rate and expected loss severities on the loans. The Company considers the following factors in its evaluation of the allowance for loan losses:

•	Loan-to-value ratios, credit scores, geographic concentration and other observable data;

•	Historical default rates of loans with similar characteristics; and

•	Expected future macroeconomic trends including changes in home prices and the unemployment rate.

Commercial Loans Held-For-Investment
Commercial loans held-for-investment by the Company are carried at cost, net of any allowance for loan losses. The Company establishes an allowance for commercial loan losses based on loans the Company has determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that the Company will not be able to recover its investment and any other anticipated futures payments. The Company generally considers the following factors in evaluating whether a commercial loan is impaired:

•	Loan-to-value ratios;

•
The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other factors the Company considers relevant, including, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

•
Economic trends, both macroeconomic as well as those directly affecting the properties associated with the loans, and the supply and demand trends in the market in which the subject property is located; and

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
Interest Income Recognition
Mortgage-Backed Securities
Interest income on mortgage-backed securities is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts associated with the purchase of mortgage-backed securities are amortized or accreted into interest income over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company's interest income.
Residential Loans
The Company recognizes interest income from residential loans on an accrual basis and amortizes the related premiums into interest income using the effective interest method over the weighted average life of these loans. In estimating the weighted average life of these loans, there are a number of assumptions that are subject to estimation, including the rate and timing of principal payments, defaults, loss severity given default and other factors. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period it becomes nonaccrual. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers after a loan becomes greater than 90 days past due is recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Commercial Loans
Interest is recognized as revenue when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement, with the related originating fees, net of origination cost, being amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2014, the Company had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with the Company's counterparties as collateral for the Company’s derivatives and repurchase agreements. Collateral held payable represents cash posted with the Company by counterparties as collateral under the Company’s derivatives and repurchase agreements. To the extent the Company receives collateral other than cash from its counterparties, such assets are not included in the Company’s consolidated balance sheets. Notwithstanding the foregoing, if the Company either sells such assets or pledges the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the consolidated balance sheets.
Investments in Unconsolidated Ventures
The Company’s non-controlling investments in unconsolidated ventures are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in such agreements. The Company has made the fair value election for its investments in all unconsolidated ventures. The fair value measurement for the investments in unconsolidated ventures is based on the net asset value per share of the investment, or its equivalent.
Deferred Securitization and Financing Costs
Deferred costs consist of costs associated with the issuance of asset-backed securities by consolidated securitization trusts and costs incurred in connection with the issuance of the Company's exchangeable senior notes. These costs include underwriting, rating agency, legal, accounting and other fees. Deferred costs are amortized as an adjustment to interest expense using the effective interest method based upon actual repayments of the asset-backed securities or over the stated legal maturity of the exchangeable senior notes.
Repurchase Agreements
The Company finances its purchases of mortgage-backed securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
In instances where the Company acquires mortgage-backed securities through repurchase agreements with the same counterparty from whom such assets were purchased, the Company records the assets and the related financing on a gross basis on its consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in its consolidated statements of operations if all of the following criteria are met:

•	the initial transfer of and repurchase financing are not contractually contingent;

•	the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed;

•	the financial asset has an active market and the transfer is executed at market rates; and

•	the repurchase agreement and financial asset do not mature simultaneously.
The Company currently reflects all proceeds from repurchase agreements borrowings and repayment of repurchase agreement borrowings on a gross basis on the consolidated statements of cash flows. If the transaction does not comply with the criteria for gross presentation, the Company would account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase such assets as a derivative instrument. Forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, the Company records the cash portion of its investment in mortgage-backed securities as an investment related receivable from the counterparty on its consolidated balance sheets.

Secured Loans
In March 2014, the Company's wholly-owned subsidiary, IAS Services LLC, became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums or discounts.
Dividends and Distributions Payable
Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common shareholders, preferred shareholders, and an Invesco wholly-owned subsidiary, the non-controlling interest common unit holder of the Operating Partnership.
Earnings (Loss) per Share
The Company calculates basic earnings (loss) per share by dividing net income attributable to common shareholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership ("OP Units"), exchangeable debt, and unvested restricted stock and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Share-Based Compensation
The Company has adopted an equity incentive plan under which its independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly stock awards. In addition, the Company may compensate the officers and employees of its Manager and its affiliates under this plan pursuant to the management agreement.
Share-based compensation arrangements include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. For awards to the Company's independent directors, compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant. Compensation related to stock awards to employees of the Company's Manager and its affiliates is recorded at the estimated fair value of the award during the vesting period. The Company makes an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award is earned.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with the Company’s common stock offerings are reflected as a reduction of additional paid-in-capital.
Comprehensive Income
The Company's other comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for changes in fair value of mortgage-backed securities classified as available for sale securities, changes in the fair value of derivatives accounted for as cash flow hedges, and amortization of repurchase agreement interest expense resulting from the de-designation of derivatives previously accounted for as cash flow hedges. Unrealized gains and losses on the Company's mortgage-backed securities are reclassified into net income upon their sale or termination.
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
Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted. However, the Company’s accounting for these transactions changed beginning January 1, 2014. All of the Company’s interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, is now recognized in gain (loss) on derivative instruments, net on the Company's consolidated statements of operations. The interest rate swaps continue to be reported as derivative assets or derivative liabilities on the Company’s consolidated balance sheets at their fair value.
As long as the forecasted transactions that were being hedged (i.e., rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the interest rate swap activity up through December 31, 2013 will remain in AOCI and be recognized in the Company’s consolidated statements of operations as interest expense over the remaining term of the interest rate swaps. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
The Company evaluates the terms and conditions of its holdings of swaptions, futures contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly swaptions, futures contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, futures contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company's taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its common shareholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on the Company's results of operations and amounts available for distribution to shareholders.
A REIT’s dividend paid deduction for qualifying dividends to the Company’s shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income will generally differ from net income because the determination of taxable income is based on tax regulations and not financial accounting principles.
The Company has elected to treat one of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
If a TRS generates net income, the TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its shareholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required, and the Company can increase book equity of the consolidated entity. The Company has no adjustments regarding its tax accounting treatment of any uncertainties. The Company would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.

Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common shareholders.
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
Note 3 – Variable Interest Entities
At September 30, 2014, the Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	3,302,080	3,302,080
CMBS	3,456,610	3,456,610
Total	6,758,690	6,758,690
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company has determined that it is the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of September 30, 2014 and December 31, 2013. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	September 30, 2014	December 31, 2013
Residential loans, held-for-investment	3,103,434	1,810,262
Accrued interest receivable	9,969	5,647
Deferred costs	4,819	3,386
Total assets	3,118,222	1,819,295
Accrued interest and accrued expenses payable	8,229	4,659
Asset-backed securities issued by securitization trusts	2,745,940	1,643,741
Total liabilities	2,754,169	1,648,400
The Company’s risk with respect to each investment in a securitization trust is limited to its direct ownership in the securitization trust. The residential loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the asset-backed securities issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitization trusts for the period ended September 30, 2014.
During the nine months ended September 30, 2014, the Company invested in and consolidated four new securitization trusts. The following table presents the balances of the assets and liabilities of the newly consolidated securitization trusts before consolidation into the Company. The current period activity for the securitization trusts is reflected in the Company’s consolidated financial statements.

$ in thousands	2014
Residential loans, held-for-investment	1,417,863
Accrued interest receivable	4,674
Total assets	1,422,537
Accrued interest and accrued expenses payable	4,674
Asset-backed securities issued by securitization trusts	1,417,863
Total liabilities	1,422,537
The Company did not deconsolidate any securitization trusts during the nine months ended September 30, 2014.
Residential Loans Held by Consolidated Securitization Trusts
Residential loans held by consolidated securitization trusts are carried at unpaid principal balance net of any premiums and an allowance for loan losses. The residential loans are secured by a lien on the underlying residential property.
The following table details the carrying value for residential loans held-for-investment at September 30, 2014 and December 31, 2013.

$ in thousands	September 30, 2014	December 31, 2013
Principal balance	3,069,384	1,783,983
Unamortized premium (discount), net	34,882	27,163
Recorded investment	3,104,266	1,811,146
Allowance for loan losses	(832)	(884)
Carrying value	3,103,434	1,810,262
The following table summarizes residential loans held-for-investment at September 30, 2014 by year of origination.

$ in thousands	2014	2013	2012	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans(1)	596	2,772	599	7	20	19	4,013
Current Principal Balance	430,494	2,107,998	493,616	3,018	19,150	15,108	3,069,384
Net Weighted Average Coupon Rate	3.95%	3.56%	3.50%	3.71%	5.10%	4.66%	3.62%
Weighted Average Maturity (years)	29.55	28.73	28.28	24.66	23.84	22.77	28.71
Current Performance:
Current	429,941	2,107,998	492,333	3,018	19,150	15,108	3,067,548
30 Days Delinquent	553	—	1,283	—	—	—	1,836
60 Days Delinquent	—	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—
Total	430,494	2,107,998	493,616	3,018	19,150	15,108	3,069,384
(1) None for 2011 and 2010

The following table summarizes the geographic concentrations of residential loans held-for-investment at September 30, 2014 based on principal balance outstanding.

State	Percent
California	51.8%
Illinois	5.0%
New York	4.4%
Massachusetts	3.9%
Texas	3.4%
Other states (none greater than 4%)	31.5%
Total	100.0%
The following table presents future contractual minimum annual principal payments of residential loans held-for-investment at September 30, 2014.

$ in thousands
Scheduled Principal	September 30, 2014
Within one year	56,024
One to three years	118,854
Three to five years	129,552
Greater than or equal to five years	2,764,954
Total	3,069,384
Allowance for Loan Losses on Residential Loans Held by Consolidated Securitization Trusts
As discussed in Note 2 - "Summary of Significant Accounting Policies", the Company establishes and maintains an allowance for loan losses on residential loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.
The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2014.

$ in thousands	September 30, 2014
Balance at beginning of period	(884)
Charge-offs, net	—
Reduction in provision for loan losses	52
Balance at end of period	(832)
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 29.13 years. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company. The asset-backed securities are collateralized by residential loans held in the securitization trusts as summarized in the following table at September 30, 2014.

	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	2,720,182	3,069,384
Unamortized premium	22,075	43,730
Unamortized discount	(11,377)	(8,848)
Interest-only securities (amortized cost)	15,060	—
Allowance for loan losses	—	(832)
Carrying value	2,745,940	3,103,434
Range of weighted average interest rates	2.8% - 4.0%
Number of securitization trusts consolidated	9

The following table presents the estimated principal repayment schedule of asset-backed securities issued by securitization trusts at September 30, 2014 based on estimated cash flows of the underlying residential mortgage loans, as adjusted for projected prepayments and losses on such loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary.

$ in thousands
Estimated principal repayment	September 30, 2014
Within one year	325,437
One to three years	546,744
Three to five years	428,676
Greater than or equal to five years	1,419,325
Total	2,720,182
Note 4 – Mortgage-Backed Securities
All of the Company’s mortgage-backed securities ("MBS") are classified as available-for-sale and reported at fair value, which is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
The following tables present certain information about the Company’s MBS portfolio as of September 30, 2014 and December 31, 2013.
September 30, 2014

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,299,392	64,705	1,364,097	25,856	1,389,953	4.05%	2.55%	2.59%
30 year fixed-rate	4,583,250	308,930	4,892,180	8,936	4,901,116	4.30%	2.90%	2.95%
ARM*	519,631	8,752	528,383	4,497	532,880	2.85%	2.31%	2.30%
Hybrid ARM	2,596,919	38,712	2,635,631	14,690	2,650,321	2.77%	2.39%	2.35%
Total Agency pass-through	8,999,192	421,099	9,420,291	53,979	9,474,270	3.74%	2.67%	2.70%
Agency-CMO(4)	1,876,484	(1,413,263)	463,221	(9,473)	453,748	2.42%	4.42%	3.03%
Non-Agency RMBS(5)(6)	3,805,256	(603,732)	3,201,524	100,556	3,302,080	3.68%	3.92%	4.44%
GSE CRT(7)	570,500	26,549	597,049	13,277	610,326	4.82%	4.02%	3.91%
CMBS(8)	3,300,260	56,880	3,357,140	99,470	3,456,610	4.82%	4.48%	4.50%
Total	18,551,692	(1,512,467)	17,039,225	257,809	17,297,034	3.78%	3.82%	3.40%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of September 30, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of September 30, 2014 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities which represent 28.7% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 55.9% variable rate, 37.2% fixed rate, and 6.9% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $387.2 million is non-accretable.

16

(7)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.4% of the balance based on fair value.
December 31, 2013

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)(6)	4,217,230	(640,797)	3,576,433	30,895	3,607,328	3.72%	2.80%	4.63%
GSE CRT	144,500	22,163	166,663	1,318	167,981	7.13%	5.17%	5.85%
CMBS(7)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%

(1)	Net WAC as of December 31, 2013 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2013 incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes interest-only securities, which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 61.1% variable rate, 33.9% fixed rate, and 5.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $438.1 million is non-accretable.

(7)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates which represent 7.5% and 1.0% of the balance based on fair value, respectively.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of September 30, 2014 and December 31, 2013, respectively:

$ in thousands	September 30, 2014	% of Non-Agency	December 31, 2013	% of Non-Agency
Re-REMIC	1,181,510	35.8%	1,444,376	40.0%
Prime	1,033,442	31.3%	1,336,821	37.1%
Alt-A	734,708	22.2%	801,919	22.2%
Subprime/reperforming	352,420	10.7%	24,212	0.7%
Total Non-Agency	3,302,080	100.0%	3,607,328	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of September 30, 2014 and December 31, 2013:

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2014	December 31, 2013
0% - 10%	5.8%	4.8%
10% - 20%	3.9%	3.5%
20% - 30%	13.9%	14.7%
30% - 40%	26.2%	25.2%
40% - 50%	32.6%	38.6%
50% - 60%	13.7%	8.5%
60% - 70%	3.9%	4.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company.

The components of the carrying value of the Company’s MBS portfolio at September 30, 2014 and December 31, 2013 are presented below:

$ in thousands	September 30, 2014	December 31, 2013
Principal balance	18,551,692	20,673,443
Unamortized premium	559,075	646,189
Unamortized discount	(2,071,542)	(3,819,604)
Gross unrealized gains	413,031	291,725
Gross unrealized losses	(155,222)	(443,096)
Fair value	17,297,034	17,348,657
The following table summarizes the Company’s MBS portfolio according to estimated weighted average life classifications as of September 30, 2014 and December 31, 2013:

$ in thousands	September 30, 2014	December 31, 2013
Less than one year	235,268	101,251
Greater than one year and less than five years	6,821,502	5,958,852
Greater than or equal to five years	10,240,264	11,288,554
Total	17,297,034	17,348,657

The following tables present the gross unrealized losses and estimated fair value of the Company's MBS securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	12,855	(45)	2	118,792	(2,339)	7	131,647	(2,384)	9
30 year fixed-rate	124,596	(312)	9	2,012,239	(83,829)	74	2,136,835	(84,141)	83
ARM	24,158	(157)	1	13,011	(84)	2	37,169	(241)	3
Hybrid ARM	886,351	(2,490)	43	27,474	(330)	2	913,825	(2,820)	45
Total Agency pass-through	1,047,960	(3,004)	55	2,171,516	(86,582)	85	3,219,476	(89,586)	140
Agency-CMO	164,970	(7,423)	20	173,999	(12,446)	10	338,969	(19,869)	30
Non-Agency RMBS	437,793	(4,871)	32	344,122	(13,559)	20	781,915	(18,430)	52
GSE CRT	224,035	(10,921)	8	—	—	—	224,035	(10,921)	8
CMBS	799,379	(6,613)	57	371,303	(9,803)	35	1,170,682	(16,416)	92
Total	2,674,137	(32,832)	172	3,060,940	(122,390)	150	5,735,077	(155,222)	322
December 31, 2013

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass-through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
GSE CRT	—	—	—	—	—	—	—	—	—
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412
Gross unrealized losses on the Company’s Agency RMBS were $89.6 million at September 30, 2014. Due to the inherent credit quality of Agency RMBS, the Company determined that at September 30, 2014, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $65.6 million at September 30, 2014. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on at least a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

$ in thousands	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	323,803	(257,402)	(151,370)	523,725
Unrealized gain (loss) on MBS, net	(65,994)	75,030	409,179	(706,097)
Balance at the end of period	257,809	(182,372)	257,809	(182,372)
During the three months ended September 30, 2014 and 2013, the Company reclassified $48.0 million of net unrealized losses and $69.3 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.
During the nine months ended September 30, 2014 and 2013, the Company reclassified $80.4 million of net unrealized losses and $56.9 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments.
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
The Company did not have other-than-temporary impairments for the three and nine months ended September 30, 2014 and 2013.
The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2014 and 2013.
For the three months ended September 30, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	98,106	(29,371)	68,735
Non-Agency	32,313	2,971	35,284
GSE CRT	6,274	(953)	5,321
CMBS	40,164	(5,434)	34,730
Other	(27)	—	(27)
Total	176,830	(32,787)	144,043

For the three months ended September 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	126,685	(40,578)	86,107
Non-Agency	39,479	2,895	42,374
GSE CRT	—	—	—
CMBS	39,167	(10,050)	29,117
Other	(59)	—	(59)
Total	205,272	(47,733)	157,539
For the nine months ended September 30, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	308,683	(80,099)	228,584
Non-Agency	102,785	7,639	110,424
GSE CRT	15,643	(2,314)	13,329
CMBS	120,290	(24,996)	95,294
Other	71	—	71
Total	547,472	(99,770)	447,702
For the nine months ended September 30, 2013

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	412,945	(132,648)	280,297
Non-Agency	117,215	6,038	123,253
GSE CRT	—	—	—
CMBS	101,487	(18,502)	82,985
Other	84	—	84
Total	631,731	(145,112)	486,619
Note 5 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment consist of a first mortgage loan, mezzanine loans and other subordinate interests purchased or originated by the Company as of September 30, 2014 and December 31, 2013.
September 30, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,813	52	19,865	1,788
Subordinate interests:
Mezzanine loans	4	69,525	(113)	69,412	5,475
Other (1)	2	55,430	—	55,430	—
Total	7	144,768	(61)	144,707	7,263
(1) Other subordinate interests include a B-note and a preferred equity investment.

December 31, 2013

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	20,000	88	20,088	2,000
Subordinate interests:
Mezzanine loans	3	44,624	(113)	44,511	15,376
Total	4	64,624	(25)	64,599	17,376
Refer to Note 2 - "Summary of Significant Accounting Policies" for the credit quality factors considered in evaluating commercial loans held-for-investment for impairment. These loans were not impaired, and no allowance for loan loss has been recorded as of September 30, 2014.
Note 6 – Investments in Unconsolidated Ventures
The Company has invested in the following partnerships that are managed by an affiliate of the Company's Manager:
Invesco Mortgage Recovery Feeder Fund, L.P. and Invesco Mortgage Recovery Loans AIV, L.P.
The Company has a commitment to invest up to $100.0 million in Invesco Mortgage Recovery Feeder Fund L.P. ("IMRF Fund") and Invesco Mortgage Recovery Loans AIV, L.P. ("AIV Fund"). IMRF Fund and AIV Fund invest in the Company's target assets. As of September 30, 2014, $96.2 million of the Company's commitment has been called. On December 31, 2013, the investment period ended. The Company is committed to fund $3.8 million in additional capital to cover future expenses should they occur. The Company realized approximately $1.7 million (2013: $378,000) and $3.8 million (2013: $1.3 million) of equity in earnings for the three and nine months ended September 30, 2014, respectively, related to these investments. The Company also had $389,000 of unrealized loss (2013: $250,000 gain) and $1.0 million of unrealized gain (2013: $1.7 million gain) from these investments for the three and nine months ended September 30, 2014, respectively.
IMRF Loan Portfolio Member LLC
In September 2011, the Company invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). The Company has fully funded its commitment to IMRF LLC. The Company realized a gain of approximately $881,000 (2013: $956,000 gain) and $2.6 million (2013: $1.0 million gain) of equity in earnings for the three and nine months ended September 30, 2014, respectively. The Company also had $1.0 million of unrealized loss (2013: $163,000 loss) and $2.0 million of unrealized loss (2013: $1.1 million gain) from these investments for the three and nine months ended September 30, 2014, respectively.
Note 7 – Borrowings
The Company has entered into repurchase agreements, secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments.

The following table summarizes certain characteristics of the Company’s borrowings at September 30, 2014 and December 31, 2013:

$ in thousands	September 30, 2014			December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,693,555	0.32%	18	10,281,154	0.38%	19
Non-Agency RMBS	2,830,368	1.52%	26	3,066,356	1.55%	33
GSE CRT	463,828	1.53%	39	21,708	1.50%	42
CMBS	1,584,138	1.29%	24	2,082,457	1.39%	23
Secured Loans	1,250,000	0.38%	3,564	—	—%	—
Exchangeable Senior Notes	400,000	5.00%	1,262	400,000	5.00%	1,535
Total	15,221,889	0.81%	345	15,851,675	0.86%	60
The Company finances its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at September 30, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2014 and December 31, 2013:

September 30, 2014
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,542,709	11.3%	1,951,193	(1)
South Street Securities LLC	988,387	7.3%	1,038,764
Citigroup Global Markets Inc.	943,175	6.9%	1,099,319
HSBC Securities (USA) Inc	780,594	5.8%	802,964
Banc of America Securities LLC	752,102	5.5%	825,777
Pierpont Securities LLC	738,376	5.4%	767,321
RBS Securities Inc.	705,200	5.2%	848,680
Royal Bank of Canada	676,135	5.0%	797,229
Wells Fargo Securities, LLC	651,563	4.8%	785,225
Industrial and Commercial Bank of China Financial Services LLC	645,590	4.8%	677,318
Mitsubishi UFJ Securities (USA), Inc.	634,958	4.7%	666,246
Morgan Stanley & Co. Incorporated	614,221	4.5%	658,450
ING Financial Market LLC	595,700	4.4%	638,423
J.P. Morgan Securities LLC	595,497	4.4%	694,434	(2)
BNP Paribas Securities Corp.	572,129	4.2%	644,301
Scotia Capital	529,024	3.9%	550,252
Deutsche Bank Securities Inc.	401,722	3.0%	450,232
KGS-Alpha Capital Markets, L.P.	389,042	2.9%	410,430
Goldman, Sachs & Co.	175,191	1.3%	184,041
Barclays Capital Inc.	138,250	1.0%	183,799
Guggenheim Liquidity Services, LLC	123,095	0.9%	129,635
Cantor Fitzgerald & Co.	105,484	0.8%	111,244
Daiwa Capital Markets America Inc	81,921	0.6%	86,638
Nomura Securities International, Inc.	67,429	0.5%	72,124
TD Securities	67,192	0.5%	70,457
Mizuho Securities USA Inc.	57,203	0.4%	68,863
Total	13,571,889	100.0%	15,213,359
(1) Includes $282.9 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $41.2 million of MBS held as collateral which are eliminated in consolidation.

December 31, 2013
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
J.P. Morgan Securities LLC	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc.	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
Barclays Capital Inc.	156,904	1.0%	165,605
TD Securities	155,099	1.0%	163,512
Daiwa Capital Markets America Inc.	112,309	0.7%	117,551
Cantor Fitzgerald & Co.	68,261	0.4%	71,910
Mizuho Securities USA Inc.	53,962	0.3%	62,423
Guggenheim Liquidity Services, LLC	33,113	0.2%	34,664
Total	15,451,675	100.0%	17,079,377
(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.
Company MBS held by counterparties as security for repurchase agreements was $15.2 billion and $17.1 billion at September 30, 2014 and December 31, 2013, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 112% and 111% for September 30, 2014 and December 31, 2013, respectively.
No cash collateral was held by the counterparties at September 30, 2014 and December 31, 2013.
Secured Loans
In March 2014, the Company's wholly-owned subsidiary, IAS Services LLC, became a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of September 30, 2014, the Company’s wholly-owned subsidiary, IAS Services LLC, had $1.25 billion in outstanding secured advances from the FHLBI and no additional availability to borrow. These secured advances are due in 2024 and have floating rates based on three-month LIBOR or the three-month FHLB swap rate plus a spread. For the three and nine months ended September 30, 2014, IAS Services LLC had average borrowings of $1.2 billion and $525.0 million with a weighted average borrowing rate of 0.39% and 0.35%, respectively.
The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines, as may be revised from time-to-time by the FHLBI.
As of September 30, 2014, the FHLBI advances were collateralized by CMBS with a fair value of $1.4 billion and Agency RMBS with a fair value of $184.2 million.
The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral. In addition, as a condition to membership in the FHLBI, IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. As of September 30, 2014, the Company held stock in FHLBI totaling $62.5 million. FHLBI stock is recorded at cost and included in other investments on the Company's consolidated balance sheet.
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million of Exchangeable Senior Notes (the “Notes”) due in 2018. The total net proceeds to the Company after deducting financing expenses was $387.7 million.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at any time before the close of business on the second scheduled trading day before the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $889,000 as of September 30, 2014 and $5.9 million as of December 31, 2013.
Note 8 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, credit and foreign exchange rate risk primarily by managing the amount, sources, and duration of its investments, debt funding, and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
Credit Derivatives
The Company's only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-

Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of September 30, 2014, the Company has not made any payments related to the CDS contract.
At September 30, 2014 and December 31, 2013, the open CDS sold by the Company is summarized as follows:

$ in thousand	September 30, 2014	December 31, 2013
Fair value amount	469	654
Notional amount	40,274	51,823
Maximum potential amount of future undiscounted payments	40,274	51,823
Recourse provisions with third parties	—	—
Collateral held by counterparty	6,219	7,979
Interest Rate Swaps
The Company's repurchase agreements are usually settled on a short-term basis, usually from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. In addition, the Company's FHLBI advances have floating rates. As such, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposures to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Through December 31, 2013, the Company elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings while the ineffective portion is recorded on a current basis in earnings. Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts reported in AOCI related to the cash flow hedges through December 31, 2013 will remain in AOCI and will be reclassified to interest expense, repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $21.2 million and $64.1 million as an increase to interest expense for the three and nine months ended September 30, 2014, respectively. During the next 12 months, the Company estimates that $72.3 million will be reclassified as an increase to interest expense, repurchase agreements.
The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swaps are recorded in gain (loss) on derivative instruments, net on the consolidated statements of operations, consistent with the Company’s historical accounting for futures contracts, described below. Monthly net cash settlements under swaps are recorded in gain (loss) on derivative instruments, net on the consolidated statements of operations, prospectively.

As of September 30, 2014, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty			Notional	Maturity Date	Fixed Interest Rate in Contract
Deutsche Bank AG			200,000	1/15/2015	1.08%
Deutsche Bank AG			250,000	2/15/2015	1.14%
Credit Suisse International			100,000	2/24/2015	3.26%
Credit Suisse International			100,000	3/24/2015	2.76%
Wells Fargo Bank, N.A.			100,000	7/15/2015	2.85%
Wells Fargo Bank, N.A.			50,000	7/15/2015	2.44%
Morgan Stanley Capital Services, LLC			300,000	1/24/2016	2.12%
The Bank of New York Mellon			300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC			300,000	4/5/2016	2.48%
Credit Suisse International			500,000	4/15/2016	2.27%
The Bank of New York Mellon			500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.			500,000	5/16/2016	2.31%
Goldman Sachs Bank USA			500,000	5/24/2016	2.34%
Goldman Sachs Bank USA			250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.			250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.			500,000	6/24/2016	2.51%
Citibank, N.A.			500,000	10/15/2016	1.93%
Deutsche Bank AG			150,000	2/5/2018	2.90%
ING Capital Markets LLC			350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC			100,000	4/5/2018	3.10%
ING Capital Markets LLC			300,000	5/5/2018	0.79%
JPMorgan Chase Bank, N.A.			200,000	5/15/2018	2.93%
UBS AG			500,000	5/24/2018	1.10%
ING Capital Markets LLC			400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc			500,000	9/5/2018	1.04%
Citibank, N.A. CME Clearing House	(3)	(4)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Clearing House	(3)	(4)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.			200,000	3/15/2021	3.14%
Citibank, N.A.			200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(1)		550,000	2/24/2022	2.45%
The Royal Bank of Scotland Plc	(2)		400,000	3/15/2023	2.39%
UBS AG	(2)		400,000	3/15/2023	2.51%
HSBC Bank USA, National Association			250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc			500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Clearing House	(4)		600,000	8/24/2023	2.88%
UBS AG			250,000	11/15/2023	2.23%
HSBC Bank USA, National Association			500,000	12/15/2023	2.20%
Total			12,150,000		2.13%

(1)	Forward start date of February 2015

(2)	Forward start date of March 2015

(3)	Forward start date of February 2016

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

At September 30, 2014, the Company’s counterparties held $28.5 million net cash margin deposits and approximately $236.1 million in Agency RMBS as collateral against its interest rate swaps, CDS, TBAs and futures contracts. In addition, several counterparties posted securities of approximately $42.2 million and $35.4 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of September 30, 2014 and December 31, 2013, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in Cash and cash equivalents and the liability to return the collateral is included in Collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of September 30, 2014, the Company did not recognize any non-cash collateral held as collateral.
Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $23.3 million of realized loss for the interest rate swaptions that expired unexercised during the nine months ended September 30, 2014. No gain or loss was realized during the three months ended September 30, 2014. For the three and nine months ended September 30, 2014, the Company had $2.2 million of unrealized loss and $13.6 million of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of September 30, 2014, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	4,688	186	4.0	500,000	2.96%	3M Libor	5.01
Payer	> 6 Months	5,640	2,828	9.1	550,000	3.29%	3M Libor	8.20
		10,328	3,014	6.7	1,050,000	3.13%		6.68
TBAs, Futures and Currency Forward Contracts
The Company purchases or sells certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized and unrealized gains and losses associated with the purchase or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of operations.
The Company uses currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on the Company's investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of operations.

The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2014	Amount of Realized Gain (Loss), net on Derivative Instruments (excluding net interest paid or received) for the nine months ended September 30, 2014
Interest Rate Swaptions	1,150,000	1,050,000	(1,150,000)	1,050,000	(23,275)
Interest Rate Swaps	12,800,000	—	(650,000)	12,150,000	1,348
Purchase of TBAs	—	591,000	(250,000)	341,000	63
Sale of TBAs	—	1,697,000	(931,000)	766,000	(4,406)
Futures Contracts	100,000	1,139,600	(989,500)	250,100	(8,937)
Currency Forward Contracts	—	71,864	(33,756)	38,108	330
Total	14,050,000	4,549,464	(4,004,256)	14,595,208	(34,877)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.
$ in thousands

Asset Derivatives			Liability Derivatives
	As of September 30, 2014	As of December 31, 2013		As of September 30, 2014	As of December 31, 2013
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	68,214	256,449	Interest Rate Swap Liability	221,084	263,204
CDS Contract	469	654	TBAs	1,475	—
Interest Rate Swaptions	3,014	2,365
Futures Contracts	1,036	2,591
Currency Forward Contracts	1,080	—
TBAs	608	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three and nine months ended September 30, 2014 and 2013.
Three months ended September 30, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(21,227)	Gain (loss) on derivative instruments, net	—

Nine months ended September 30, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(64,055)	Gain (loss) on derivative instruments, net	—
Three months ended September 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	(74,098)	Interest Expense, Repurchase Agreements	(43,583)	Gain (loss) on derivative instruments, net	298
Nine months ended September 30, 2013
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	183,391	Interest Expense, Repurchase Agreements	(116,553)	Gain (loss) on derivative instruments, net	591

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended September 30, 2014	Three months ended September 30, 2013
CDS Contract	Realized and unrealized credit default swap income	(78)	(175)

		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CDS Contract	Realized and unrealized credit default swap income	(185)	(743)

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forwards reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

$ in thousands	Three months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	1,348	(50,446)	47,709	(1,389)
Interest Rate Swaptions	—	—	(2,185)	(2,185)
TBAs	(2,943)	—	368	(2,575)
Futures Contracts	249	—	786	1,035
Currency Forward Contracts	330	—	1,080	1,410
Total	(1,016)	(50,446)	47,758	(3,704)

$ in thousands	Nine months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	1,348	(154,092)	(146,116)	(298,860)
Interest Rate Swaptions	(23,275)	—	13,596	(9,679)
TBAs	(4,343)	—	(867)	(5,210)
Futures Contracts	(8,937)	—	(1,556)	(10,493)
Currency Forward Contracts	330	—	1,080	1,410
Total	(34,877)	(154,092)	(133,863)	(322,832)

$ in thousands	Three months ended September 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps ineffectiveness	—	—	298	298
Interest Rate Swaptions	39,075	—	(42,891)	(3,816)
Futures Contracts	—	—	(3,369)	(3,369)
Total	39,075	—	(45,962)	(6,887)

$ in thousands	Nine months ended September 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps ineffectiveness	—	—	591	591
Interest Rate Swaptions	66,234	—	(19,032)	47,202
Futures Contracts	—	—	(3,369)	(3,369)
Total	66,234	—	(21,810)	44,424

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
The Company’s agreements with certain of its derivative counterparties provide that the Company could be declared in default of its derivative obligations if the following conditions occur:

•	The Company’s net asset value declines by certain percentages over a specified time period;

•	The Company’s shareholders’ equity declines by certain percentages over specified time periods;

•	The Company fails to maintain a minimum shareholders’ equity or market value of $100 million and $80 million, respectively.
At September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $188.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $236.1 million of Agency RMBS and $28.5 million of cash as of September 30, 2014. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of September 30, 2014, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $29.6 million.
The Company was in compliance with all of the financial provisions of these agreements as of September 30, 2014.
Note 9 – Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangement (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the consolidated balance sheets. The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013.
Offsetting of Derivative Assets
As of September 30, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received	Net Amount
Derivatives	74,421	—	74,421	(11,247)	(63,174)	—
Total	74,421	—	74,421	(11,247)	(63,174)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	222,559	—	222,559	(222,559)	—	—
Repurchase Agreements	13,571,889	—	13,571,889	(13,571,889)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—	—
	15,044,448	—	15,044,448	(15,044,448)	—	—
Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	262,059	—	262,059	(671)	(48,607)	212,781
Total	262,059	—	262,059	(671)	(48,607)	212,781

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	263,204	—	263,204	(263,204)	—	—
Repurchase Agreements	15,451,675	—	15,451,675	(15,451,675)	—	—
	15,714,879	—	15,714,879	(15,714,879)	—	—

34

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $15.2 billion and $17.1 billion at September 30, 2014 and December 31, 2013, respectively, including securities held as collateral that are eliminated in consolidation of $324.1 million and $133.8 million, respectively at September 30, 2014 and December 31, 2013.

(4)
Total cash received on the Company's derivatives was $35.4 million and $52.7 million at September 30, 2014 and December 31, 2013, respectively. Total non-cash collateral received on the Company's derivatives was $42.2 million and $207.0 million at September 30, 2014 and December 31, 2013, respectively. Total cash posted by the Company on its Derivatives was $28.5 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.5 billion and $0 at September 30, 2014 and December 31, 2013, respectively.
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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis.

	September 30, 2014
	Fair Value Measurements Using:
				Total at
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed securities(1)	—	17,297,034	—	17,297,034
Investments in unconsolidated ventures	—	—	42,281	42,281
Derivative assets	1,036	72,916	469	74,421
Total assets	1,036	17,369,950	42,750	17,413,736
Liabilities:
Derivative liabilities	—	222,559	—	222,559
Total liabilities	—	222,559	—	222,559

	December 31, 2013
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed securities(1)	—	17,348,657	—	17,348,657
Investments in unconsolidated ventures	—	—	44,403	44,403
Derivative assets	2,591	258,814	654	262,059
Total assets	2,591	17,607,471	45,057	17,655,119
Liabilities:
Derivative liabilities	—	263,204	—	263,204
Total liabilities	—	263,204	—	263,204

(1)	For more detail about the fair value of the Company's MBS, refer to Note 4 - "Mortgage-Backed Securities."

The following table provides a reconciliation of the beginning and ending fair value measurements of the Company’s investments in unconsolidated ventures for which the Company has utilized Level 3 inputs to determine fair value:

$ in thousands	September 30, 2014	December 31, 2013
Balance at January 1	44,403	35,301
Purchases	2,212	11,717
Sales and settlements	(9,814)	(7,960)
Total net gains/(losses) included in net income
Realized gains, net	6,394	2,757
Unrealized gains/(losses), net	(914)	2,588
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	42,281	44,403
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	September 30, 2014	December 31, 2013
Balance at January 1	654	1,519
Purchases	—	—
Sales and settlements	—	—
Total net gains/(losses) included in net income
Realized gains/(losses), net	—	—
Unrealized gains/(losses), net	(185)	(865)
Unrealized gains/(losses), net included in other comprehensive income	—	—
Ending balance	469	654
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2014	Technique	Input	Range	Average
CDS Contract	469	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.74%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.48%
			Constant Default Rate	0.6% - 100.0%	4.19%
			Loss Severity	0.9% - 64.9%	39.22%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2013	Technique	Input	Range	Average
CDS Contract	654	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.50%
			Credit Spread		0.25%
			Constant Prepayment Rate	1.0% - 20.0%	5.76%
			Constant Default Rate	0.8% - 100.0%	4.89%
			Loss Severity	3.0% - 63.7%	43.31%
These significant unobservable inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $8,000 more than the actual fair value at September 30, 2014.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	3,103,434	3,051,565	1,810,262	1,709,385
Commercial loans, held-for-investment	144,707	144,707	64,599	64,599
Other investments	62,500	62,500	10,000	10,000
Total	3,310,641	3,258,772	1,884,861	1,783,984
Financial Liabilities
Repurchase agreements	13,571,889	13,578,855	15,451,675	15,459,452
Secured loans	1,250,000	1,250,000	—	—
Asset-backed securities issued by securitization trusts	2,745,940	2,683,009	1,643,741	1,543,217
Exchangeable senior notes	400,000	390,750	400,000	368,250
Total	17,967,829	17,902,614	17,495,416	17,370,919
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
The fair value of residential loans held-for-investment and commercial loans held-for-investment is a Level 3 fair value measurement which is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

•
In December 2012, the Company acquired a $10.0 million debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security is included in “Other Investments” and its fair value is a Level 3 fair value measurement based on an expected present value technique. The debt security was repaid in March 2014 at carrying value.

•
The fair value of other investments, FHLBI stock, is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value.

•
The fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

•
The fair value of asset-backed securities issued by securitization trusts is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates that best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

•
The fair value of secured loans is a Level 3 fair value measurement. The secured loans have floating rates based on an index plus a spread. Accordingly, the interest rates on these secured loans are at market, and thus the carrying amount approximates fair value.

•
The fair value of the exchangeable senior notes issued is a Level 2 fair value measurement based on obtaining valuations from an independent source. The value was based on a value obtained from a third-party pricing service.

Note 11 – Related Party Transactions
The Company is externally managed and advised by Invesco Advisers, Inc. (the "Manager"), a wholly-owned subsidiary of Invesco Ltd. Under the terms of the management agreement, the Manager and its affiliates provide the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of the Manager or one of its affiliates. The Company does not have any employees. The Manager is not obligated to dedicate any of its employees exclusively to the Company, nor are the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.

Management Fee
The Company pays its Manager a management fee equal to 1.50% of the Company’s shareholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, shareholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). Shareholders' equity may be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.
The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment managed by the Manager. The fee reduction occurs at the equity investment level.
For the three months ended September 30, 2014, the Company incurred management fees of $9.2 million (2013: $10.9 million), of which $9.2 million (2013: $10.9 million) was accrued but has not been paid.
For the nine months ended September 30, 2014, the Company incurred management fees of $27.9 million (2013: $32.1 million), of which $9.2 million (2013: $10.9 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
$ in thousands	2014	2013	2014	2013
Incurred costs, prepaid or expensed	1,274	966	4,373	3,472
Incurred costs, charged against equity as a cost of raising capital	—	—	—	418
Incurred costs, capitalized to other assets	—	7	—	7
Total incurred costs, originally paid by the Manager	1,274	973	4,373	3,897
Termination Fee
A termination fee is due to the Manager upon termination of the management agreement by the Company. The termination fee is equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 12 – Shareholders’ Equity
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which allows the Company to grant securities convertible into the Company’s common stock to the independent directors and the executive officers of the Company and the personnel of the Company's Manager and its affiliates.

Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes due in 2018. Refer to Note 7 - "Borrowings" for further discussion of the Exchangeable Senior Notes.
Common Stock
The Company has a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating shareholders to purchase shares of common stock directly from the Company. DRSPP participants may also automatically reinvest all or a portion of their dividends in exchange for additional shares of common stock.
During the nine months ended September 30, 2014, the Company issued 11,459 shares of common stock at an average price of $16.71 under the DRSPP. The Company received total proceeds of approximately $191,000, net of issuance costs of $0.
Preferred Stock
Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. The dividends are cumulative and payable quarterly in arrears.
In September 2014, the Company completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million. Holders of the Company’s Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears, with the first dividend payment date on December 29, 2014.
The Company may elect to redeem shares of preferred stock at its option after July 26, 2017 (with respect to the Series A Preferred Stock) and after December 27, 2024 (with respect to the Series B Preferred Stock) for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. These shares are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve the Company's qualification as a REIT or upon the occurrence of a change in control.
Share Repurchase Program
On December 12, 2011, the Company's board of directors approved a share repurchase program to purchase up to 7,000,000 shares of its common shares with no stated expiration date. On December 2, 2013, the Company's board of directors approved an additional share repurchase of up to 20,000,000 of its common shares with no stated expiration date. The Company may purchase common shares in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The Company determines the timing, manner, price and amount of any repurchases and may suspend, terminate or modify the program at any time. The Company is not obligated to acquire any specific number of shares. All repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended September 30, 2014, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2014, the Company repurchased 1,438,213 shares of its common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock. As of September 30, 2014, the Company had authority to purchase 14,841,784 additional shares of its common stock under its share repurchase program.

Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $60,000 (2013: $45,000) and approximately $172,000 (2013: $120,000) related to the Company's non-executive directors for the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2014, the Company issued 3,532 shares (2013: 2,361 shares) of stock pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2014, the Company issued 9,356 shares (2013: 5,970 shares) of stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $62,000 (2013: $45,000) and $223,000 (2013: $156,000) for the three and nine months ended September 30, 2014, respectively, related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, the Company issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the nine months ended September 30, 2014, the Company awarded 20,732 restricted stock units to officers and employees of the Manager and its affiliates.
Dividends
On September 15, 2014, the Company declared a dividend of $0.50 per share of common stock. The dividend was paid on October 28, 2014 to shareholders of record as of the close of business on September 26, 2014.
On September 15, 2014, the Company declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on October 27, 2014 to shareholders of record as of the close of business on October 1, 2014.
Note 13 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2014 and 2013 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and share amounts in thousands	2014	2013	2014	2013
Numerator (Income)
Basic Earnings
Net income (loss) available to common shareholders	30,672	(8,686)	(137,820)	214,152
Effect of dilutive securities:
Income allocated to exchangeable senior debt	—	—	—	12,403
Income (loss) allocated to non-controlling interest	394	(63)	(1,485)	2,392
Dilutive net income (loss) available to shareholders	31,066	(8,749)	(139,305)	228,947
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common shareholders	123,098	135,220	123,105	133,094
Effect of dilutive securities:
Restricted stock awards	46	—	—	34
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	—	—	12,519
Dilutive Shares	124,569	136,645	124,530	147,072

The following potential common shares (in thousands) were excluded from diluted earnings per common share for the three and nine months ended September 30, 2014 as the effect would be anti-dilutive: 16,836 (in thousands) for the Exchangeable Senior Notes, respectively, and 0 and 44 (in thousands) for Restricted Stock Awards. The following potential common shares (in thousands) were excluded from diluted earnings per common share for the three and nine months ended September 30, 2013 as the effect would be anti-dilutive: 16,836 (in thousands) for the Exchangeable Senior Notes, respectively, and 38 (in thousands) for Restricted Stock Awards.

Note 14 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheets. As of September 30, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest (2013: 1.0%) in the Operating Partnership.
The following table presents the income (expense) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
$ in thousands	2014	2013	2014	2013
Income (expense) allocated	394	(63)	(1,485)	2,392
Distributions paid	713	926	2,138	2,778
As of September 30, 2014, distributions payable to the non-controlling interest were approximately $713,000 (2013: $713,000).
Note 15 – Subsequent Events
On November 4, 2014, the Company's Board of Directors declared a cash dividend on its 7.75% Fixed-to-Floating Series B Preferred Stock of $0.57049 per share. The dividend will be paid on December 29, 2014 to shareholders of record on December 5, 2014. The dividend has been considered in the Company's calculation of earnings per share for the three and nine months ended September 30, 2014.

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
Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively "Agency RMBS");

•	RMBS that are not guaranteed by a U.S. government agency ("non-Agency RMBS");

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
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We finance our residential loans held-for-investment through asset-backed securities ("ABS") issued by consolidated securitization trusts. We have also financed investments through the issuances of debt and equity and may utilize other forms of financing in the future.
Capital Activities
In September 2014, we completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million.
On September 15, 2014, we declared a dividend of $0.50 per share of common stock. The dividend was paid on October 28, 2014 to shareholders of record as of the close of business on September 26, 2014.
On September 15, 2014, we declared a dividend of $0.4844 per share of Series A Preferred Stock. The dividend was paid on October 27, 2014 to shareholders of record as of the close of business on October 1, 2014.
During the three months ended September 30, 2014, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses.
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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, employment and inflation. The third quarter of 2014 witnessed a continuation of relatively low interest rate volatility, and the yield curve continued to flatten as intermediate maturity interest rates moved higher and long-term rates moved lower. Domestic economic conditions continue to improve. For the third quarter of 2014, the unemployment rate fell to 5.9% and monthly payrolls increased by 224,000 jobs per month. The low interest rate environment, coupled with declining energy prices, should be supportive for U.S. economic growth as policy rates are much lower than that which would be historically indicated by unemployment and inflation indicators alone. Households are once again increasing their debt levels, albeit at a modest rate, which increases their ability to consume goods and services. Inflation data continues to indicate smaller increases than the Federal Reserve's 2% inflation target, with core personal consumption expenditures prices having increased 1.5% year-over-year through August.
Despite apparent improvement in the domestic economy as described above, longer term U.S. Treasury interest rates fell in the third quarter of 2014. Global concerns seem to lead the list of factors that can explain the drop in market yields quarter- and year-to-date; namely weaker growth prospects and growing deflationary risks in Europe, declining growth in China, and growing concern over the Middle East. Nevertheless, through the third quarter of 2014, the 10-year U.S. Treasury note yield has moved in a relatively narrow band, albeit slightly lower than in the second quarter. The 10-year U.S. Treasury note generally traded between 2.35% and 2.65%. Actual interest rate volatility has continued to be low in the third quarter of 2014, as has the volatility implied by interest rate options. This has been supportive for the Agency RMBS market generally as the prepayment option embedded in MBS is less onerous given lower expected interest rate volatility. Further, MBS investors seem much less concerned over the market impact from Federal Reserve tapering of MBS purchases. There has been adequate demand from investors and limited supply of new MBS to offset the decline in demand from the Federal Reserve. In the third quarter of 2014, yields required by investors on CMBS and GSE CRT rose relative to similar duration U.S. Treasury notes and U.S. interest rate swaps. This had a negative impact on the prices of our holdings and caused our book value to decline modestly. We see wider spreads as good for us in the long run because it gives us the opportunity to reinvest portfolio cash flows at more attractive levels.
We believe we have reduced the interest rate sensitivity of our investment portfolio, resulting in greater book value stability, but we remain subject to volatility from credit spreads. It is possible that we may realize losses on the sale of assets in future periods and these losses may cause our GAAP earnings to be negative. In addition, as of December 31, 2013 we elected to discontinue hedge accounting for our portfolio of interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). This change will cause our net income to be more volatile in future periods and could contribute to us recording a net loss in future periods. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
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
There has been a number of pending legislative proposals related to the potential wind-down or phase out of the GSE. In the second quarter of 2014 there was a bi-partisan effort in the U.S. Senate to bring about mortgage finance reform via the Johnson-Crapo bill. The bill did not receive enough votes in committee to get to the floor for a vote. At this point it seems unlikely there will be mortgage finance reform legislation in 2014. A meaningful resurrection of a fully functioning primary market for private label securitizations is unlikely to occur in the near term. We have been successful in participating in securitizations despite the environment, having consolidated in our financial statements four additional prime jumbo securitizations in the first three quarters of 2014. We expect to close two additional prime jumbo securitizations in the fourth quarter of 2014. The high credit quality of the loans underlying these securitizations is showing through in strong performance data.
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
On September 2, 2014, the Federal Housing Finance Agency ("FHFA"), proposed to revise its regulations governing Federal Home Loan Bank membership to, among other things, exclude captive insurance companies. However, the proposed rules would permit existing captive insurers, such as our captive insurance company subsidiary IAS Services LLC, to remain members for a period of five years following the effective date of the final rules. In addition, the Federal Home Loan Bank of Indianapolis ("FHLBI") would be permitted to allow outstanding advances to IAS Services LLC that were made prior to the effective date of the final rules to honor contractual terms to maturity. Therefore, under the proposed rules, we do not expect there would be any impact to our existing FHLBI borrowings. The rules are subject to change prior to their final adoption. However, if the FHFA’s rules are adopted substantially as proposed, we do not expect that the rules would have a material effect on our sources or costs of funding, or our results of operations.
Investment Activities
In the third quarter of 2014, we continued to position the investment portfolio to take advantage of opportunities created by improving housing and commercial real estate markets and the availability of high credit quality, newly originated mortgage loans. During 2013 and 2014, we purchased subordinate interests in nine residential loan securitizations that are consolidated in our financial statements. Over the past twelve months we also began investing in GSE CRT transactions issued by both Fannie Mae and Freddie Mac and hold securities with a fair value of $610.3 million as of September 30. 2014. In addition, during the third quarter of 2014, we committed to purchase securities in two additional residential loan securitizations and anticipate these securitizations will close in the fourth quarter of 2014. During 2013, we also began a commercial real estate lending program. Since its inception, we have invested in a first mortgage loan and six subordinated interests. We expect to continue to pursue opportunities to increase the percentage of our equity invested in each of these three areas during the fourth quarter of 2014: commercial mortgage loans, subordinate interests in residential loan securitizations and GSE CRT transactions.
To provide economic stimulus, the Federal Reserve has been purchasing Agency RMBS through its QE program which has had the effect of holding mortgage interest rates low. In 2014, the Federal Reserve has reduced purchases under their QE program of U.S. Treasuries and Agency RMBS, but they have continued buying a large percentage of issuance, which has also declined. The interest rate and credit spread premium environment and our views on how they will change have a significant impact on our portfolio decisions. We have taken the opportunity to reduce our lower coupon 30 year Agency RMBS positions by nearly 60% from $12.2 billion at March 31, 2013 to $4.9 billion at September 30, 2014. We reinvested proceeds of sales and prepayments in part into agency hybrid ARM assets. We have also reduced our repurchase agreement debt from 5.8 times equity at September 30, 2013 to 5.2 times equity at September 30, 2014. In addition, we decreased the notional amount of our interest rate swaps from $12.8 billion at September 30, 2013 to $12.2 billion at September 30, 2014, or by 5.1%. As a result of all of these actions, we believe we have reduced interest rate and funding risk relative to the prior quarter and the prior year.
The table below shows the allocation of our equity as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Agency RMBS	37.5%	52.8%
Non-Agency RMBS	28.3%	29.1%
GSE CRT	5.6%	—%
CMBS	31.9%	26.2%
Residential Loans, Held-for-Investment	4.3%	4.9%
Commercial Loans, Held-for-Investment	5.5%	0.7%
Unconsolidated Ventures	1.5%	1.6%
Exchangeable Senior Notes	(14.6)%	(15.3)%
Total	100.0%	100.0%
We have continued to hold 30 year fixed-rate Agency RMBS securities that offer higher coupons and which we expect to prepay relatively slowly based on the collateral attributes. Our sales of 30 year fixed-rate Agency RMBS have been primarily in 3% and 3.5% coupons. Therefore the average coupon of our 30 year fixed-rate Agency RMBS continued to increase to 4.30% at September 30, 2014, compared to 4.17% at June 30, 2014 and 3.95% at September 30, 2013. In addition, we hold 15 year fixed-rate Agency RMBS securities, Agency Hybrid ARM RMBS and Agency ARM RMBS that we believe to have lower durations and better cash flow certainty relative to current 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMO"), some of which are interest-only securities.

The table below shows the breakdown of our investment portfolio as of September 30, 2014 and 2013:

	As of September 30,
$ in thousands	2014	2013
Agency RMBS:
30 year fixed-rate, at fair value	4,901,116	9,021,759
15 year fixed-rate, at fair value	1,389,953	1,839,804
Hybrid ARM, at fair value	2,650,321	977,307
ARM, at fair value	532,880	197,900
Agency CMO, at fair value	453,748	482,644
Non-Agency RMBS, at fair value	3,302,080	3,709,011
GSE CRT, at fair value	610,326	—
CMBS, at fair value	3,456,610	2,583,254
Residential loans, at amortized cost	3,103,434	1,532,389
Commercial loans, at amortized cost	144,707	17,388
Total MBS and Loans portfolio	20,545,175	20,361,456
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
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS that we believe provide attractive risk adjusted returns. We also invest in GSE CRT. Based on our view of the improving housing market and relative value opportunities, we increased our aggregate non-Agency RMBS and GSE CRT holdings during 2014.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since September 30, 2013, we grew our CMBS portfolio $873.4 million and grew the allocation of our CMBS holdings in our MBS portfolio to approximately 20.0% as of September 30, 2014 from approximately 13.7% as of September 30, 2013.
During 2013 and 2014, we expanded our portfolio of credit assets by adding subordinate securities backed by residential loans. The residential loans collateralizing these securities consist of prime jumbo mortgages that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high FICO scores, low historical delinquencies and low loan-to-value ratios based on current home values. For further details on the loan portfolio, refer to Note 3 - "Variable Interest Entities."
We also added commercial real estate loans during 2013 and 2014. Our commercial real estate loan portfolio includes a first mortgage loan and subordinate interests we purchased or originated. For further details on the loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment."

Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of September 30, 2014 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.8%	3.4%	21.0%	8.4%	0.4%	1.5%	35.8%
Prime	0.4%	1.3%	5.3%	3.6%	9.6%	2.2%	—%	—%	0.1%	—%	6.3%	2.5%	31.3%
Alt-A	—%	0.5%	8.7%	5.8%	7.2%	—%	—%	—%	—%	—%	—%	—%	22.2%
Subprime/reperforming	—%	—%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	1.6%	8.5%	10.7%
Total Non-Agency	0.4%	1.8%	14.0%	9.5%	17.6%	2.2%	0.8%	3.4%	21.1%	8.4%	8.3%	12.5%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	44.5%	55.5%	100.0%
CMBS	—%	—%	9.2%	9.9%	0.6%	—%	—%	7.6%	22.0%	11.6%	13.0%	26.1%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 10.3% for 2005, 34.2% for 2006, 50.3% for 2007, 1.9% for 2009 and 3.3% for 2010.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of September 30, 2014:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	43.4%	California	23.4%	California	15.7%
Florida	7.1%	Texas	5.2%	New York	13.4%
New York	6.8%	Virginia	4.5%	Texas	9.3%
Virginia	3.7%	Illinois	4.1%	Florida	5.7%
New Jersey	3.5%	Massachusetts	3.9%	Illinois	4.7%
Maryland	3.5%	New York	3.9%	Pennsylvania	4.1%
Washington	2.8%	Colorado	3.4%	New Jersey	3.2%
Illinois	2.7%	Washington	3.3%	Ohio	3.0%
Arizona	2.1%	Florida	3.2%	Virginia	2.7%
Massachusetts	2.0%	New Jersey	3.2%	Massachusetts	2.5%
Other	22.4%	Other	41.9%	Other	35.7%
Total	100.0%		100.0%	Total	100.0%
The following table displays certain characteristics of our residential loans held-for-investment at September 30, 2014 by year of origination.

$ in thousands	2014	2013	2012	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans(1)	596	2,772	599	7	20	19	4,013
Current Principal Balance	430,494	2,107,998	493,616	3,018	19,150	15,108	3,069,384
Net Weighted Average Coupon Rate	3.95%	3.56%	3.50%	3.71%	5.10%	4.66%	3.62%
Weighted Average Maturity (years)	29.55	28.73	28.28	24.66	23.84	22.77	28.71
Current Performance:
Current	429,941	2,107,998	492,333	3,018	19,150	15,108	3,067,548
30 Day Delinquent	553	—	1,283	—	—	—	1,836
60 Days Delinquent	—	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—
Total	430,494	2,107,998	493,616	3,018	19,150	15,108	3,069,384
(1) None for 2011 and 2010

The following table presents the five largest geographic concentrations of our residential loans held-for-investment at September 30, 2014 based on principal balance outstanding:

State	Percent
California	51.8%
Illinois	5.0%
New York	4.4%
Massachusetts	3.9%
Texas	3.4%
Other states (none greater than 4%)	31.5%
Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRT and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2014, we had entered into repurchase agreements totaling $13.6 billion (2013: $15.9 billion). The decrease in our repurchase agreement balance was due to a decrease in leverage as we reallocated our investment portfolio and replaced some of our repurchase borrowings with secured loans, as discussed below.
In March 2014, our wholly-owned subsidiary, IAS Services LLC, became a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of September 30, 2014, IAS Services LLC had $1.25 billion in outstanding long-term secured advances and no additional available uncommitted credit for borrowing. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. For the three and nine months ended September 30, 2014, IAS Services LLC had average borrowings of $1.2 billion and $525.0 million with a weighted average borrowing rate of 0.39% and 0.35%, respectively.
We have also committed to invest up to $100.0 million in Invesco Mortgage Recovery Feeder Fund L.P. managed by our Manager (“IMRF Fund”) and Invesco Mortgage Recovery Loans AIV, L.P. (“AIV Fund”), which, in turn, invests in our target assets. As of September 30, 2014, $96.2 million (2013: $87.7 million) of our commitment to the IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $3.8 million in capital to cover future expenses should they occur.
We record a liability for mortgage-backed securities purchased, for which settlement has not taken place, as an investment related payable. As of September 30, 2014 and December 31, 2013, we had investment related payables of $12.4 million, and $28.8 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled MBS purchases at the quarter ended September 30, 2014. We record a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment related receivable. As of September 30, 2014 and December 31, 2013, the Company had investment related receivables of $55.9 million and $515.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of September 30, 2014.
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

50

•
the value of derivatives used for hedging may be adjusted from time-to-time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our shareholders’ equity.

On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices are not impacted. However, our accounting for these transactions changed prospectively. All of our interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, repurchase agreements is recognized in gain (loss) on derivatives, net in our consolidated statements of operations. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
As of September 30, 2014, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $12.2 billion (2013: $12.8 billion) of borrowings. As of September 30, 2014, included in this amount we had forward starting swaps with a total notional amount of approximately $2.0 billion, with starting dates ranging from February 24, 2015 to February 5, 2016. The change in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of September 30, 2014, we held $1.1 billion (2013: $1.7 billion) in interest rate swaptions as an asset with a fair value of $3.0 million (2013: $10.3 million). During the nine months ended September 30, 2014, interest rate swaptions expired unexercised with a notional amount of approximately $1.2 billion (2013: $3.6 billion sold) and realized loss of $23.3 million (2013: $66.2 million gain). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of September 30, 2014, we held $250.1 million (2013: $100.0 million) in notional amount of short U.S. Treasury futures contracts as an asset with a fair value of $1.0 million (2013: $3.4 million). During the nine months ended September 30, 2014, we sold U.S. Treasury futures contracts of $989.5 million (2013: $0) in notional amount and realized a net loss of $8.9 million (2013: $0). We invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2014, we held $826.0 million (2013: $0) in notional amount of to-be-announced securities ("TBA") as a liability with a fair value of $1.5 million (2013: $0), and in notional amount of to-be-announced securities ("TBA") as an asset $281.0 million with a fair value of $608,000 (2013: $0). During the nine months ended September 30, 2014, $1.2 billion notional TBA were settled with loss of $4.3 million. TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2014, we held $38.1 million (2013: $0) in notional amount of currency forward contracts as an asset with a fair value of $1.1 million (2013: $0). During the nine months ended September 30, 2014, we settled currency forward contracts of $33.8 million (2013: $0) in notional amount and realized a net gain of $330,000 (2013: $0). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per common share was $19.16 and $17.97 as of September 30, 2014 and December 31, 2013, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our operating partnership, which may be converted to common shares at our sole election. The change in our book value was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that through December 31, 2013 were recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets and subsequently in gain (loss) on derivative instruments, net on our consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed Securities” for information regarding the impact of changes in accumulated other comprehensive income on our investment portfolio. The value of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for interest rate risk and its impact on fair value.
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

Mortgage-Backed Securities. We record our MBS as available-for-sale and report them at fair value based on prices received from third-party sources. The valuation service uses various observable inputs which may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed Securities."

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

Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate risk. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the derivatives meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly or electing to discontinue the use of hedge accounting, will result in changes in the fair value of the derivative being reported in earnings rather than other comprehensive income. Further information including information on our discontinued use of hedge accounting effective on December 31, 2013 is provided in Note 8 - “Derivatives and Hedging Activities.”

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

Results of Operations
The table below presents certain information from our consolidated statements of operations for the three and nine month periods ending September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
$ in thousands, except share data	2014	2013	2014	2013
Interest Income
Mortgage-backed securities	144,043	157,539	447,702	486,619
Residential loans	22,713	13,417	60,888	20,443
Commercial loans	2,649	372	6,329	432
Total interest income	169,405	171,328	514,919	507,494
Interest Expense
Repurchase agreements	45,756	73,695	142,649	208,487
Secured loans	1,223	—	1,399	—
Exchangeable senior notes	5,620	5,621	16,840	12,403
Asset-backed securities	17,660	10,266	47,421	15,722
Total interest expense	70,259	89,582	208,309	236,612
Net interest income	99,146	81,746	306,610	270,882
Provision for loan losses	(209)	87	(52)	751
Net interest income after provision for loan losses	99,355	81,659	306,662	270,131
Other Income (loss)
Gain (loss) on sale of investments, net	(47,952)	(69,323)	(80,436)	(56,919)
Equity in earnings and fair value change in unconsolidated ventures	1,145	1,422	5,480	5,169
Gain (loss) on derivative instruments, net	(3,704)	(6,887)	(322,832)	44,424
Realized and unrealized credit default swap income	247	297	868	828
Other investment income (loss), net	(1,358)	—	(1,358)	—
Total other income (loss)	(51,622)	(74,491)	(398,278)	(6,498)
Expenses
Management fee – related party	9,214	10,945	27,876	32,106
General and administrative	4,079	2,259	11,014	6,845
Total expenses	13,293	13,204	38,890	38,951
Net income (loss)	34,440	(6,036)	(130,506)	224,682

Net income (loss) attributable to non-controlling interest	394	(63)	(1,485)	2,392
Net income (loss) attributable to Invesco Mortgage Capital Inc.	34,046	(5,973)	(129,021)	222,290
Dividends to preferred shareholders	2,713	2,713	8,138	8,138
Undeclared cumulative dividends to preferred shareholders	661	—	661	—
Net income (loss) attributable to common shareholders	30,672	(8,686)	(137,820)	214,152
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic)	0.25	(0.06)	(1.12)	1.61
Net income (loss) attributable to common shareholders (diluted)	0.25	(0.06)	(1.12)	1.56
Dividends declared per common share	0.50	0.50	1.50	1.80
Weighted average number of shares of common stock:
Basic	123,098	135,220	123,105	133,094
Diluted	124,569	135,220	124,530	147,072

The table below presents certain information for our portfolio for the three and nine month periods ending September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2014	2013	2014	2013
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,397,663	1,849,443	1,494,733	1,947,324
30 year fixed-rate, at amortized cost	5,134,370	9,679,520	6,040,458	10,894,824
ARM, at amortized cost	536,670	102,828	451,129	89,832
Hybrid ARM, at amortized cost	2,602,008	578,696	2,304,997	518,079
MBS-CMO, at amortized cost	463,742	494,089	481,800	500,781
Non-Agency RMBS, at amortized cost	3,177,041	3,662,796	3,313,231	3,574,810
GSE CRT, at amortized cost	544,057	—	426,611	—
CMBS, at amortized cost	3,084,169	2,533,174	2,814,581	2,362,370
Residential loans, at amortized cost	2,536,820	1,538,830	2,256,634	793,814
Commercial loans, at amortized cost	122,803	13,312	96,819	8,971
Average MBS and Loans portfolio	19,599,343	20,452,688	19,680,993	20,690,805
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.59%	2.35%	2.66%	2.23%
30 year fixed-rate	2.95%	2.84%	3.05%	2.82%
ARM	2.30%	2.41%	2.31%	2.31%
Hybrid ARM	2.35%	2.19%	2.30%	2.30%
MBS - CMO	3.03%	2.31%	3.54%	1.87%
Non-Agency RMBS	4.44%	4.63%	4.44%	4.60%
GSE CRT	3.91%	—%	4.17%	—%
CMBS	4.50%	4.60%	4.51%	4.68%
Residential loans	3.61%	3.46%	3.60%	3.31%
Commercial loans	8.44%	10.76%	8.62%	10.97%
Average MBS and Loans portfolio	3.46%	3.35%	3.49%	3.27%
Average Borrowings*:
Agency RMBS (2)	9,078,815	11,378,486	9,603,237	12,502,114
Non-Agency RMBS	2,780,808	2,990,502	2,857,548	2,776,819
GSE CRT	425,374	—	315,826	—
CMBS (2)	2,437,566	1,963,525	2,171,806	1,876,043
Exchangeable senior notes	400,000	400,000	400,000	294,815
Asset-backed securities issued by securitization trusts	2,228,234	1,418,084	1,989,656	727,533
Total borrowed funds	17,350,797	18,150,597	17,338,073	18,177,324
Maximum borrowings during the period (3)	17,967,829	18,460,059	17,967,829	19,710,901

Average Cost of Funds (4):
Agency RMBS (2)	0.33%	0.39%	0.34%	0.40%
Non-Agency RMBS	1.53%	1.58%	1.53%	1.61%
GSE CRT	1.51%	—%	1.49%	—%
CMBS (2)	0.98%	1.47%	1.19%	1.46%
Exchangeable senior notes	5.62%	5.62%	5.61%	5.61%
Asset-backed securities issued by securitization trusts	3.17%	2.90%	3.18%	2.88%
Unhedged cost of funds (5)	1.13%	1.01%	1.11%	0.88%
Hedged / Effective cost of funds (non-GAAP measure)	2.29%	1.97%	2.29%	1.74%
Average Equity (6):	2,449,611	2,426,259	2,419,017	2,636,580
Average debt/equity ratio (average during period)	7.08x	7.48x	7.17x	6.89x
Debt/equity ratio (as of period end)	6.70x	6.94x	6.70x	6.95x

*
Average amounts for each period are based on weighted month-end balances; all percentages are annualized. For the three and nine months ended September 30, 2014, the average balances are presented on an amortized cost basis.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(5)	Excludes amortization of deferred swap losses from de-designation.

(6)	Average equity is calculated based on a weighted balance basis.
Net Income (Loss) Summary
For the three months ended September 30, 2014, our net income attributable to common shareholders was $30.7 million (2013: $8.7 million net loss) or $0.25 basic earnings (2013: $0.06 basic loss) per weighted average share available to common shareholders and $0.25 diluted earnings (2013: $0.06 diluted loss) per weighted average share available to common shareholders. The change in net income (loss) attributable to common shareholders for the three months ended September 30, 2014 versus 2013 is primarily attributable to lower realized losses on the sale of MBS and stronger net interest income in the 2014 period versus 2013 period.
For the nine months ended September 30, 2014, our net loss attributable to common shareholders was $137.8 million (2013: $214.2 million net income) or $1.12 basic loss (2013: $1.61 basic income) per weighted average share available to common shareholders and $1.12 diluted loss (2013: $1.56 diluted income) per weighted average share available to common shareholders. The change in net income (loss) attributable to common shareholders for the nine months ended September 30, 2014 versus 2013 is primarily attributable to the de-designation of interest rate swaps and higher realized losses on the sale of MBS in the 2014 period versus 2013 period.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. For the three months ended September 30, 2014, we recognized unrealized gain for the change in fair value of our interest rates swaps of $47.7 million. For the nine months ended September 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $146.1 million. In addition, during the three months ended September 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.2 million, and during the nine months ended September 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $64.1 million.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income attributable to common shareholders adjusted for gain (loss) on sale of investments, net, realized gain (loss) on derivative instruments (excluding contractual net interest on interest rate swaps), unrealized gain (loss) on derivative instruments, loss on foreign currency transactions, amortization of deferred swap losses from de-designation and an adjustment attributable to non-controlling interest.
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
The table below provides a reconciliation of U.S. GAAP net income attributable to common shareholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	30,672	(8,686)	(137,820)	214,152
Adjustments
(Gain) loss on sale of investments, net	47,952	69,323	80,436	56,919
Realized loss (gain) on derivative instruments (excluding contractual net interest on interest rate swaps of $50,446, $0, and $154,092 and $0, respectively)	1,016	(39,075)	34,877	(66,234)
Unrealized (gain) loss on derivative instruments	(47,758)	45,962	133,863	21,810
Loss on foreign currency transactions	1,479	—	1,479	—
Amortization of deferred swap losses from de-designation	21,227	—	64,055	—
Subtotal	23,916	76,210	314,710	12,495
Adjustment attributable to non-controlling interest	(274)	(795)	(3,592)	(132)
Core earnings	54,314	66,729	173,298	226,515
Basic earnings (loss) per common share	0.25	(0.06)	(1.12)	1.61
Core earnings per share attributable to common shareholders	0.44	0.49	1.41	1.70

Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
Effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin include adjustments for the net interest component related to our interest rate swaps and excludes amortization of deferred swap losses from de-designation. Although, as of January 1, 2014 we have elected to discontinue hedge accounting for our interest rate swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities and therefore the effective cost of funds reflects total interest expense adjusted to include the realized loss (i.e., the interest expense component) for all of our interest rate swaps and add back the unrealized loss from swap losses that were previously recorded in other comprehensive income and is being amortized into total interest expense over the remaining swap lives. In addition, we view the cost of the associated repurchase agreements and secured loans, borrowing costs on our exchangeable senior notes and borrowing costs on our ABS as a component of our effective cost of funds.
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
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Three Months Ended September 30,
	2014		2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	70,259	1.62%	89,582	1.97%
Less: Amortization of deferred swap losses from de-designation	(21,227)	(0.49)%	—	—%
Add: Net interest paid - interest rate swaps	50,446	1.16%	—	—%
Effective interest expense	99,478	2.29%	89,582	1.97%

	Nine Months Ended September 30,
	2014		2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	208,309	1.60%	236,612	1.74%
Less: Amortization of deferred swap losses from de-designation	(64,055)	(0.49)%	—	—%
Add: Net interest paid - interest rate swaps	154,092	1.18%	—	—%
Effective interest expense	298,346	2.29%	236,612	1.74%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Three Months Ended September 30,
	2014		2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	99,146	1.84%	81,746	1.38%
Add: Amortization of deferred swap losses from de-designation	21,227	0.49%	—	—
Less: Net interest paid - interest rate swaps	(50,446)	(1.16)%	—	—
Effective net interest income	69,927	1.17%	81,746	1.38%

	Nine Months Ended September 30,
	2014		2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	306,610	1.89%	270,882	1.53%
Add: Amortization of deferred swap losses from de-designation	64,055	0.49%	—	—
Less: Net interest paid - interest rate swaps	(154,092)	(1.18)%	—	—
Effective net interest income	216,573	1.20%	270,882	1.53%
Interest Income and Average Earning Asset Yield
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $19.6 billion (2013: $20.5 billion) and earned interest income of $169.4 million (2013: $171.3 million) for the three months ended September 30, 2014. The yield on our average investment portfolio was 3.46% (2013: 3.35%) for the respective period. Our average investment portfolio decreased $853.3 million for the three months ended September 30, 2014 versus September 30, 2013.
We had average earning assets of $19.7 billion (2013: $20.7 billion) and earned interest income of $514.9 million (2013: $507.5 million) for the nine months ended September 30, 2014. The yield on our average investment portfolio was 3.49% (2013: 3.27%) for the respective period. Our average investment portfolio decreased $1.0 billion for the nine months ended September 30, 2014 versus September 30, 2013.
The change in our average assets and portfolio yield during the three and nine months ended September 30, 2014 compared to 2013 was primarily attributable to the change in our portfolio composition. The decline in our average investment portfolio is due primarily to a higher composition of lower leveraged assets. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. Our Agency, non-Agency RMBS and GSE CRT had a weighted average CPR of 12.1 and 10.0 for the three months ended September 30, 2014 and June 30, 2014, respectively. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”).

	September 30, 2014		June 30, 2014
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	12.9	14.8	12.3	13.3
30 year Agency RMBS	12.0	12.8	9.4	9.8
Agency Hybrid ARM RMBS	13.0	NA	9.4	NA
Non-Agency RMBS	11.9	NA	11.2	NA
GSE CRT	8.2	NA	4.5	NA
Weighted average CPR	12.1	NA	10.0	NA
Interest Expense and the Cost of Funds
Through December 31, 2013, interest expense includes borrowing costs under repurchase agreements, exchangeable senior notes, ABS and secured loans, as well as any hedging costs. Beginning January 1, 2014, we de-designated our interest rate swaps as cash flow hedges. As a result of de-designating, net interest paid or received under our interest rate swaps is no longer recorded in interest expense on our consolidated statements of operations, instead it is included in gain (loss) on derivative instruments, net. In addition, unrealized swap losses previously included in other comprehensive income are prospectively amortized into interest expense over the remaining term of the interest rate swap, as long as the forecasted transactions that were being hedged are still expected to occur. No reclassifications or adjustments were made to the three and nine months ended September 30, 2013 interest expense as a result of the de-designation.

Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $17.4 billion (2013: $18.2 billion) and total interest expense of $70.3 million (2013: $89.6 million) for the three months ended September 30, 2014. We had average borrowed funds of $17.3 billion (2013: $18.2 billion) and total interest expense of $208.3 million (2013: $236.6 million) for the nine months ended September 30, 2014. We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest component related to our interest rate swaps and excluding the amortization of the deferred swap losses from de-designation from our interest expense. Effective interest expense (non-GAAP measure) was $99.5 million (2013: $89.6 million) for the three months ended September 30, 2014. Effective interest expense (non-GAAP measure) was $298.3 million (2013: $236.6 million) for the nine months ended September 30, 2014. The change in average borrowed funds and interest expense was primarily the result of the decline in our average investment portfolio with a higher composition of lower leveraged assets.
For the three months ended September 30, 2014, our cost of funds was 1.62% (2013: 1.97%), and for the nine months ended September 30, 2014, our cost of funds was 1.60% (2013: 1.74%). For the three months ended September 30, 2014, our effective cost of funds (non-GAAP measure) was 2.29% (2013: 1.97%), and for the nine months ended September 30, 2014, our effective cost of funds (non-GAAP measure) was 2.29% (2013: 1.74%). Since a substantial portion of our repurchase agreements are short term, changes in market rates are directly reflected in our interest expense.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $99.1 million (2013: $81.7 million) for the three months ended September 30, 2014 and $306.6 million (2013: $270.9 million) for the nine months ended September 30, 2014. Our net interest rate margin was 1.84% (2013: 1.38%) for the three months ended September 30, 2014 and 1.89% (2013: 1.53%) for the nine months ended September 30, 2014.
Our effective net interest income (non-GAAP measure), which equals net interest income less effective interest expense (non-GAAP measure), totaled $69.9 million (2013: $81.7 million) for the three months ended September 30, 2014 and $216.6 million (2013: $270.9 million) for the nine months ended September 30, 2014. Our effective interest rate margin (non-GAAP measure) was 1.17% (2013: 1.38%) for the three months ended September 30, 2014 and 1.20% (2013: 1.53%) for the nine months ended September 30, 2014.
The decrease in effective net interest income and our effective interest rate margin for the three and nine months ended September 30, 2014 compared to 2013 was a direct result of the increase in prepayment speeds on the MBS portfolio and a change in our portfolio composition. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
We evaluated our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a decrease in the provision for loan losses of $209,000 (2013: $87,000 increase) for the three months ended September 30, 2014, and a decrease of $52,000 (2013: $751,000 increase) for the nine months ended September 30, 2014. Our provision for loan losses is solely for residential loans held-for-investment by consolidated securitization trusts. The Company has evaluated the collectability of its commercial loans held-for-investment and determined that no provision for loan losses is required as of September 30, 2014.
Gain (loss) on Sale of Investments, net
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. The changes in interest rates resulted in a decline in the value of Agency RMBS during the quarter ended September 30, 2014. We continued to reposition the portfolio to be less sensitive to interest rate changes. We sold securities and recognized a net loss of $48.0 million (2013: $69.3 million net loss) for the three months ended September 30, 2014 and a net loss of $80.4 million (2013: $56.9 million net loss) for the nine months ended September 30, 2014.
Loss on Other-Than-Temporary Impaired Securities
For the three and nine months ended September 30, 2014 and 2013, we did not recognize any losses on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed Securities” for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings and Change in Fair Value of Unconsolidated Ventures
For the three months ended September 30, 2014, we recognized equity in earnings of approximately $1.7 million (2013: $378,000), and unrealized loss on the change in fair value of our investment in the IMRF Fund of $389,000 (2013: $250,000 gain). The increase in equity in earnings was primarily the result of an increase in earnings from the remaining investments in the IMRF Fund.
For the nine months ended September 30, 2014, we recognized equity in earnings of approximately $3.8 million (2013: $1.3 million), and unrealized gain on the change in fair value of our investment in the IMRF Fund of $1.0 million (2013: $1.7 million gain). The increase in equity in earnings was primarily the result of an increase in earnings from the remaining investments in the IMRF Fund.
In 2011, we invested in a portfolio of commercial mortgage loans by contributing $16.9 million, net of distributions, of equity capital to IMRF Loan Portfolio Member LLC (“IMRF LLC”). For the three months ended September 30, 2014, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $881,000 (2013: $956,000 gain) and $1.0 million (2013: $163,000 depreciation), respectively. For the nine months ended September 30, 2014, we recognized equity in earnings and unrealized depreciation on the change in fair value of our investment in the IMRF LLC of approximately $2.6 million (2013: $1.0 million gain) and $2.0 million (2013: $1.1 million appreciation), respectively.
Gain (Loss) on Derivative Instruments, net
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements to which our repurchase agreements and secured loans are subjected. To accomplish these objectives, we primarily use interest rate derivative instruments, including interest rate swaps, interest rate swaptions, U.S. Treasury futures contracts and TBAs as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. An interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. TBAs are reported on the balance sheet as an asset or liability at its fair value.
We also use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Effective December 31, 2013, we elected to discontinue hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. As a result of the de-designation, the accounting treatment for interest rate swap agreements changed prospectively. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	1,348	(50,446)	47,709	(1,389)
Interest Rate Swaptions	—	—	(2,185)	(2,185)
TBAs	(2,943)	—	368	(2,575)
Futures Contracts	249	—	786	1,035
Currency Forward Contracts	330	—	1,080	1,410
Total	(1,016)	(50,446)	47,758	(3,704)

$ in thousands	Nine months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	1,348	(154,092)	(146,116)	(298,860)
Interest Rate Swaptions	(23,275)	—	13,596	(9,679)
TBAs	(4,343)	—	(867)	(5,210)
Futures Contracts	(8,937)	—	(1,556)	(10,493)
Currency Forward Contracts	330	—	1,080	1,410
Total	(34,877)	(154,092)	(133,863)	(322,832)

$ in thousands	Three months ended September 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps ineffectiveness	—	—	298	298
Swaption Contracts	39,075	—	(42,891)	(3,816)
Futures Contracts	—	—	(3,369)	(3,369)
Total	39,075	—	(45,962)	(6,887)

$ in thousands	Nine months ended September 30, 2013
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps ineffectiveness	—	—	591	591
Swaption Contracts	66,234	—	(19,032)	47,202
Futures Contracts	—	—	(3,369)	(3,369)
Total	66,234	—	(21,810)	44,424
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of foreign exchange rate losses related to a commercial loan investment denominated in a foreign currency.
Expenses
For the three months ended September 30, 2014, we incurred management fees of $9.2 million (2013: $10.9 million) and $27.9 million (2013: $32.1 million) for the nine months ended September 30, 2014, which are payable to our Manager under our management agreement. The decrease in management fees is attributable to a decrease in shareholders’ equity resulting from stock repurchases during the three months ended March 31, 2014 and three months ended December 31, 2013. See Note 11 – “Related Party Transactions” for a discussion of management fees and our relationship with our Manager.
For the three months ended September 30, 2014, our general and administrative expense of $4.1 million (2013: $2.3 million) and $11.0 million (2013: $6.8 million) for the nine months ended September 30, 2014 includes operating expenses not covered under our management agreement. These expenses primarily consist of directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The increase in general and administrative costs is primarily attributable to organization and direct operating costs of our consolidated residential loan securitizations during the three and nine months ended September 30, 2014, which amount to $1.9 million and $5.1 million, respectively, in 2014 versus $893,000 and $2.6 million for the three and nine months ended September 30, 2013. In addition, costs for legal, tax, audit and accounting services increased due to our change in portfolio composition.
Net Income (loss) after Preferred Dividends and Return on Average Equity
Our net income after preferred dividends was $31.1 million (2013: $8.8 million net loss) for the three months ended September 30, 2014. Our annualized income on average equity was 5.18% (2013: 1.44% annualized loss) for the three months ended September 30, 2014. The change in net income after preferred dividends and return on average equity was primarily the result of lower realized losses on the sale of MBS securities and stronger net interest income in the 2014 period versus 2013 period. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the three months ended September 30, 2014, we recognized unrealized gain for the change in fair value of our interest rates swaps of $47.7 million. In addition, during the three months ended September 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $21.2 million.
Our net loss after preferred dividends was $139.3 million (2013: $216.5 million net income) for the nine months ended September 30, 2014. Our annualized loss on average equity was 7.64% (2013: 10.95% annualized return) for the nine months ended September 30, 2014. The change in net loss after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions, and higher realized losses on the sale of MBS in the 2014 period versus 2013 period. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the nine months ended September 30, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $146.1 million. In addition, during the nine months ended September 30, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $64.1 million.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repayment of borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common and preferred equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
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
We held cash and cash equivalents of $128.9 million (2013: $199.1 million) at September 30, 2014. Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $278.3 million (2013: $381.2 million) for the nine month period ended September 30, 2014. The cash provided by operating activities decreased primarily due to lower assets and slower prepayment speeds on the MBS portfolio for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Our investing activities used net cash of $704.8 million (2013: used $2.6 billion) for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2014, we utilized cash to purchase $3.8 billion (2013: $6.9 billion) in MBS and $1.4 billion (2013: $1.6 billion) in residential loans which were offset by proceeds from asset sales of $3.1 billion (2013: $3.5 billion) and principal payments on MBS of $1.4 billion (2013: $2.3 billion) and principal repayments on residential loans of $120.9 million (2013: $28.5 million). In addition, we originated or funded commercial loans of $81.2 million (2013: $17.2 million).
Our financing activities for the nine months ended September 30, 2014 consisted of net principal repayments of repurchase agreements of $1.9 billion (2013: $205.0 million borrowings), net proceeds from our secured FHLBI advances of $1.25 billion (2013: $0), net proceeds from asset-backed securities issued by securitization trusts of $1.2 billion (2013: $1.4 billion), net proceeds from our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $191,000 (2013: $396.4 million, including the proceeds from common stock offering) in equity, offset by principal repayments of asset-backed securities issued by securitization trusts of $109.6 million (2013: $27.8 million). In addition, during the nine month period ended September 30, 2014, we raised approximately $150.1 million from our Series B Preferred Stock offering and we repurchased shares of common stock totaling $21.1 million (2013: $0). During the nine months ended September 30, 2013, we had proceeds from the issuance of our exchangeable senior notes of $400.0 million net of issuance costs.
As of September 30, 2014, we had $1.25 billion in outstanding secured advances from the FHLBI and no additional availability to borrow. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. All FHLBI advances are collateralized by CMBS with a fair value of $1.4 billion and Agency RMBS with a value of $184.2 million as of September 30, 2014.
As of September 30, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was approximately 4.76% (weighted by borrowing amount), under our repurchase agreements for non-Agency RMBS was approximately 18.84%, GSE CRT was approximately 22.13% and under our repurchase agreements for CMBS was approximately 19.01%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 30%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 35% and for CMBS range from a low of 10% to a high of 30%. Our effective cost of funds (non-GAAP measure) was 2.29% (2013: 1.74%) as of September 30, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.7x as of September 30, 2014 (2013: 6.9x). The decrease in total debt-to-equity was primarily due to our September 2014 Series B Preferred Stock offering.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, shareholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the nine months ended September 30, 2014, we issued 11,459 shares (2013: 1,766,995 shares) of common stock at an average price of $16.71 (2013: $21.32) under the DRSPP with total proceeds of approximately $191,000 (2013: $37.7 million), of which no shares of common stock were issued under the waiver feature of the DRSPP.
On December 12, 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. On December 2, 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. As of September 30, 2014, there were 14,841,784 shares available for purchase under the program. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the nine months ended September 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the three months ended September 30, 2013, we did not repurchase any shares of our common stock. As of September 30, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.

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

Contractual Commitments
As of September 30, 2014, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	13,571,889	13,571,889	—	—	—
Secured loans	1,250,000	—	—	—	1,250,000
IMRF Fund and AIV Fund	3,839	3,839	—	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Participation interest	144		144	—	—
Commercial loans	7,263	4,896	2,367	—	—
TBAs	355,463	355,463	—	—	—
Total contractual obligations (1)	15,588,598	13,936,087	2,511	400,000	1,250,000
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	2,720,182	325,437	546,744	428,676	1,419,325
Anticipated interest payments on ABS (3)	667,273	85,802	141,845	109,338	330,288
Total obligations of entities consolidated for financial reporting purposes	3,387,455	411,239	688,589	538,014	1,749,613
Total consolidated obligations and commitments	18,976,053	14,347,326	691,100	938,014	2,999,613

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
As of September 30, 2014, we have approximately $13.6 million, $70.9 million and $47.4 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We committed to invest up to $100.0 million in the IMRF Fund and AIV Fund, which, in turn, invests in our target assets. As of September 30, 2014, $96.2 million (2013: $87.7 million) of our commitment to the IMRF Fund and AIV Fund has been called. On December 31, 2013, the investment period ended. We are committed to fund an additional $3.8 million in capital to cover future expenses should they occur.
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
Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3%. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $6.2 million as of September 30, 2014 (2013: $8.9 million). The remaining notional amount of the CDS at September 30, 2014 is $40.3 million (2013: $57.5 million), and we estimated the fair market value of the CDS to be approximately $469,000 at September 30, 2014 (2013: $776,000). As of September 30, 2014, we have not made any payments related to the CDS contract.
As of September 30, 2014 we held contracts to sell with an aggregate notional amount of $766.0 million (2013: $0) and contracts to buy with an aggregate notional amount of $341.0 million (2013: $0) of TBAs on a forward basis. If a counterparty of one of the TBA agreements that we entered into defaults on its obligations, we may not receive payment or securities due under the TBA agreement and we may lose any unrealized gain associated with that TBA transaction.
As of September 30, 2014, we have unfunded commitments on commercial loans of $7.3 million (2013: $24.0 million).
Shareholders’ Equity
During the nine months ended September 30, 2014, we issued 11,459 shares (2013: 1,766,995 shares) of common stock at an average price of $16.71 (2013: $21.32) under the DRSPP with total proceeds to us of approximately $191,000 (2013: $37.7 million), net of issuance costs of $0 (2013: $219,000).
During the nine months ended September 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the nine months ended September 30, 2013, we did not repurchase any shares of our common stock. As of September 30, 2014, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
In September 2014, we completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million. Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears, with the first dividend payment on December 29, 2014. We may elect to redeem shares of preferred stock at our option after December 27, 2024 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. These shares are not redeemable, convertible into or exchangeable for any of our other property or any of our other securities prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change of control.
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
For the three months ended September 30, 2014, net unrealized loss included in shareholders’ equity was $44.8 million (2013: $44.5 million gain).
For the nine months ended September 30, 2014, net unrealized gain included in shareholders’ equity was $473.2 million (2013: $406.2 million loss).
The increase in net unrealized gain (loss) is primarily attributable to changes in the market value of our RMBS portfolio and amortization of deferred losses on interest rate swap derivatives no longer reported under hedge accounting. Refer to Note 4 – “Mortgage-Backed Securities” and Note 8 – “Derivative and Hedging Activities” for more details on the unrealized gains and losses in both our investment securities and our cash flow hedges. On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent directors and the executive officers and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. We recognized compensation expense of approximately $60,000 (2013: $45,000) and approximately $172,000 (2013: $120,000) related to our non-executive directors for the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2014, we issued 3,532 shares (2013: 2,361 shares) of stock pursuant to the Incentive Plan to our non-executive directors. During the nine months ended September 30, 2014, we issued 9,356 shares (2013: 5,970 shares) of stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $62,000 (2013: $45,000) and $223,000 (2013: $156,000) for the three and nine months ended September 30, 2014, respectively, related to awards to officers and employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, we issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the nine months ended September 30, 2014, we awarded 20,732 restricted stock units to personnel of the Manager and its affiliates.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Code for the period ended September 30, 2014. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2014. Consequently, we believe we met the REIT income and asset test as of September 30, 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of September 30, 2014. Therefore, as of September 30, 2014, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose generally include mortgage loans fully secured by real estate and other assets, such as whole pool Agency and non-Agency RMBS, that the SEC or its staff in various no-action letters has determined are the functional equivalent of mortgage loans fully secured by real estate. Real estate-related assets generally include CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets. Additionally, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, the MBS may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement. We calculate that as of September 30, 2014, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	13.77%	(1.30)%
+0.50%	17.86%	(0.61)%
-0.50%	(27.43)%	0.29%
-1.00%	(59.18)%	0.38%
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
Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of the residential and commercial mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
Foreign Exchange Rate Risk
We have an investment in a commercial loan denominated in a foreign currency. We are exposed to foreign exchange risk on the balance of the loan and contractual payments of interest on the loan. We have hedged our foreign currency exposure on the loan by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Further, one of our subsidiaries is a captive insurance company, and is subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. As of September 30, 2014, we were not involved in any such legal proceedings or regulatory compliance matters.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014, other than those disclosed below related to our offering of Series B Preferred Stock completed in September 2014 and the risks disclosed in our Form 10-Qs for the quarters ended March 31, 2014 and June 30, 2014. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operation.
Risks Related to Our Capital Stock
Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.
We have issued Series A Preferred Stock, Series B Preferred Stock and 5.00% Exchangeable Senior Notes due 2018. If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Holders of our common stock also bear the risk of holders of our exchangeable notes making an election to exchange their notes for common stock, which could result in significant dilution to our existing stockholders. In addition, future issuances and sales of preferred stock on parity to our Series A Preferred Stock or the Series B Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock, Series B Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Risks Related to Our Organization and Structure
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and our Exchangeable Senior Notes may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and our Exchangeable Senior Notes may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2014, the Company did not repurchase any shares of its common stock.

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

INVESCO MORTGAGE CAPITAL INC.

November 6, 2014	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 6, 2014	By:	/s/ Richard Lee Phegley, Jr.
Richard Lee Phegley, Jr.
Chief Financial Officer

EXHIBIT INDEX
Item 6.        Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009.

3.2
Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on July 23, 2012).

3.3
Articles Supplementary of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014).

3.4
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

