Form 10-K
period 2014-12-31
Invesco Mortgage Capital Inc.
filed 2015-02-27
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34385
(Exact name of registrant as specified in its charter)

Maryland	26-2749336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $2,135,614,631 based on the closing sales price on the New York Stock Exchange on June 30, 2014. As of February 18, 2015, there were 123,112,345 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

•
general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), mortgage loan modification programs, actions and initiatives of foreign governmental agencies and central banks, and the completion of the Federal Reserve long-term asset purchases (quantitative easing or "QE"), and our ability to respond to and comply with such actions, initiatives and changes;

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with restrictive covenants in our financing arrangements;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”); and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

PART I
Item 1. Business.
Our Company
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act.
Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae") or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively "Agency RMBS");

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
During the three months ended December 31, 2014, we did not repurchase any shares of our common stock. During the year ended December 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses.
Our Manager
We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a wholly owned subsidiary of Invesco Ltd. ("Invesco"). Under the terms of the management agreement, the Manager and its affiliates provide us with our management team, including its officers, along with appropriate support personnel. Each of our officers is an employee of the Manager or one of its affiliates. We do not have any employees. The Manager is not obligated to dedicate any of its employees exclusively to us, nor are the Manager or its employees obligated to dedicate any specific portion of its or their time to our business. The Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it.
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
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, non-Agency RMBS, CMBS, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in equity investments (partnerships managed by an affiliate of the Company's Manager), which, in turn, invest in our target assets.
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
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRT securities are general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of residential mortgage loans that collateralize MBS issued and guaranteed by the GSEs.  This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly payments of accrued interest and periodic payments of principal to the holders of the securities.  To date, all GSE CRT securities have paid a floating interest rate benchmarked to one-month LIBOR.
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
Prime and Jumbo Prime Mortgage Loans
Prime mortgage loans are mortgage loans that generally require borrower credit histories, debt-to-income ratios and loan-to-value ratios similar to those dictated by GSE underwriting guidelines, though in certain cases they may not meet the same income documentation or other requirements. Jumbo prime mortgage loans are mortgage loans with requirements similar to prime mortgage loans except that the mortgage balance exceeds the maximum amount permitted by GSE underwriting guidelines.
Alt-A Mortgage Loans
Alt-A mortgage loans are mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to GSE underwriting guidelines, but whose borrower characteristics may. Generally, Alt-A mortgage loans allow homeowners to qualify for a mortgage loan with reduced or alternative forms of documentation. The credit quality of Alt-A borrowers generally exceeds the credit quality of subprime borrowers.
Subprime Mortgage Loans
Subprime mortgage loans are loans that do not conform to U.S. government agency underwriting guidelines. Subprime borrowers generally have imperfect or impaired credit histories and low credit scores.
Reperforming Mortgage Loans
Reperforming mortgage loans are residential mortgage loans that have a history of delinquency and generally have been restructured since origination.  Reperforming mortgage loans may or may not have originally conformed to GSE underwriting guidelines.  Due to past delinquencies, borrowers generally have impaired credit histories and low credit scores, and may have a greater than normal risk of future delinquencies and defaults.
Commercial Mortgage Loans
Commercial mortgage loans are mortgage loans secured by first or second liens on commercial properties such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. These loans, which tend to range in term from two to ten years, can carry either fixed or floating interest rates. They generally permit pre-payments before final maturity but may require the payment to the lender of yield maintenance pre-payment penalties. First lien loans represent the senior lien on a property while second lien loans or second mortgages represent a subordinate or second lien on a property.
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

Financing Strategy
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We finance our residential loans held-for-investment through asset-backed securities issued by consolidated securitization trusts. We have also financed investments through the issuances of debt and equity.
Repurchase Agreements
Repurchase agreements are financings pursuant to which we sell our target assets to the repurchase agreement counterparty, the buyer, for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the cost, or interest expense, of financing under a repurchase agreement. Under repurchase agreement financing arrangements, certain buyers require us to provide additional cash collateral in the event the market value of the asset declines to maintain the ratio of value of the collateral to the amount of borrowing.
Secured Loans
In March 2014, our wholly-owned subsidiary, IAS Services LLC, became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.
Leverage
We use leverage on our target assets to achieve our return objectives, which are adjusted as our investment and financing opportunities change. The amount of leverage we apply to a given asset depends primarily on the expected price volatility and liquidity of the asset we use as collateral, the type of financing, the advance rate against our collateral, and the cost of financing. Shorter duration and higher quality liquid assets generally merit higher leverage due to lower price volatility, higher advance rates, and more attractive financing rates. Assets that are less liquid or exhibit higher price volatility tend to be held unlevered or with lower leverage applied.
We include a table that shows the allocation of our equity to our target assets in Item 7, "Management's Discussion and Analysis of Operations" of this Report. In addition, we present a non-GAAP financial measure of leverage, our repurchase agreement debt-to-equity ratio.  Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, asset-backed securities issued by securitization trusts, and secured loans, we have reduced our reliance on repurchase agreements. We believe presenting our repurchase agreement debt-to-equity ratio. when considered with U.S. GAAP financial measures, provides information that is useful to investors in understanding the Company's refinancing risks, and gives investors a comparable statistic to other mortgage REITS who almost exclusively borrow using repurchase agreements which are short-term and subject to refinancing risk.
Risk Management Strategy
Market Risk Management
Risk management is an integral component of our strategy to deliver returns to our stockholders. Because we invest in MBS, investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our distributions to stockholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Invesco.
Interest Rate Risk
We engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objective. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, we seek to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We may utilize various derivative financial instruments including puts and calls on securities or indices of securities, futures, interest rate swaps and swaptions, interest rate caps, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.

Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of our residential and commercial mortgage investments. We seek to manage this risk in part through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as gross domestic product ("GDP"), unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
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

These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders.
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
Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions.” In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.
We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Risk Factors — Risks Related to Our Investments — We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.”
Staffing
We are managed by our Manager pursuant to the management agreement between our Manager and us. Refer to “Certain Relationships, Related Transactions, and Director Independence” for a discussion of the management fee and our relationship with our Manager. All of our officers are employees of Invesco. We do not have any employees.
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
Risks Related to Our Investments
Difficult conditions in the mortgage, residential and commercial real estate markets may cause us to experience market losses related to our investments.
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Ongoing concerns about the mortgage market and real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, continue to contribute to market volatility. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market contributed to a decline in demand for homes, which compressed the homeownership rate and weighed heavily on home prices. There is a strong correlation between home price growth rates and mortgage loan delinquencies. Any deterioration of the real estate market may cause us to experience losses related to our assets and to sell assets at a loss.
Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, a substantial portion of our investments are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce our book value.
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
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2014, a significant percentage of our non-Agency RMBS, GSE CRT and CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Results - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.
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
We may invest in investments with which our stockholders may not agree.
Our stockholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may invest in investments with which our stockholders may not agree. The failure of our management to find investments that meet our investment criteria could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline.
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
Our investments include non-Agency RMBS backed by collateral pools of mortgage loans known as “Alt-A mortgage loans,” or “subprime mortgage loans.” These loans have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, a decline in home prices, and aggressive lending practices, many Alt-A and subprime mortgage loans have experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and subprime mortgage loans, the performance of non-Agency RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
Our subordinated MBS assets may be in the “first loss” position, subjecting us to greater risks of loss.
We invest in certain tranches of MBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the trust. In general, losses on a mortgage loan included in a RMBS trust will be borne first by the equity holder of the issuing trust if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on. For CMBS assets, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security.
We may acquire securities at every level of such a trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position ahead of the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.
Fluctuations in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings, affect our profitability and dividends as well as the cash available for distribution to our stockholders.
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
We invest in Agency RMBS, non-Agency RMBS, CMBS and mortgage loans that are subject to risks related to interest rate fluctuations. In a normal yield curve environment, short-term interest rates are lower than long-term interest rates. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:

•
If long-term rates increased significantly, the market value of investments in our target assets would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce book value and ultimately reduce earnings or result in losses to us.

•	An increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.

•
If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.

•	If short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses.

•	If interest rates fall, we may recognize losses on our swap positions that are not offset by gains on our assets, which may adversely affect our liquidity and financial position.
In a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets and may negatively affect cash available for distribution to our stockholders.
In addition, market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads, which may negatively affect cash available for distribution to our stockholders.
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
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.  Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
Our commercial loans held-for investment include investments that involve greater risks of loss than senior loan assets secured by income-producing properties.
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
In addition, we make commercial loans structured as preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.
We may acquire B-Notes, mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties, and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and reflect the risks associated with significant concentration.
Significant losses related to our commercial loans held for investment would result in operating losses for us and may limit our ability to make distributions to our stockholders.
When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.
When we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. We may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to stockholders could suffer.
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
We may experience a decline in the market value of our mortgage-backed securities.
A decline in the market value of our mortgage-backed securities may require us to recognize an “other-than-temporary” impairment against such assets under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Our mortgage-backed securities are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
Some of our mortgage-backed securities are in the form of securities that are not publicly or actively traded. The fair value of mortgage-backed securities that are not publicly or actively traded may not be readily determinable. We value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our capital stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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
Risks Related to Financing and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
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
The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
As a result of ongoing market conditions, including the contraction among and failure of certain lenders, it may be more difficult for us to secure financing.
Our results of operations are materially affected by conditions in the financial markets and the economy generally. Continuing concerns over inflation, energy price volatility, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and the real estate market contribute to market volatility.
In recent years, dramatic declines in the residential and commercial real estate markets, decreased home prices and increased foreclosures and unemployment resulted in significant asset writedowns by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely significantly on the availability of repurchase agreement financing to acquire many of our target assets. Institutions from which we seek to obtain financing may have owned or financed residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. As a result of ongoing market conditions and regulatory actions, it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. Our profitability may be adversely affected if we are unable to secure financing for our assets.
We depend on repurchase agreement financing to acquire our target assets and our inability to access this funding on acceptable terms could have a material adverse effect on our results of operations, financial condition and business.
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
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. For example, in response to market conditions lenders have in the past and may in the future increase financing rates and decrease advance rates. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. In some cases, margin calls have forced borrowers to liquidate collateral in order to meet the capital requirements of these margin calls, resulting in losses. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing net stockholder equity, or book value. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur a loss on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2014, three counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $131.9 million, or 5% of our stockholders’ equity. Refer to Note 7 - "Borrowings" of our consolidated financial statements for additional detail. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements and secured loans, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements. A margin call or increased collateral requirements would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. In addition, the FHLBI could increase our collateral requirements. As a result, we may not be able to leverage our assets as fully as desired, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
A failure to comply with restrictive covenants in our repurchase agreements and other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
 We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements, as well as our FHLB financing arrangements, require us to maintain compliance with various financial covenants, including a minimum tangible net worth and specified financial ratios, such as total debt to total assets. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
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
Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

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
Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
In addition, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Any actions taken by regulators could constrain our investment strategy and could increase our costs, either of which could materially and adversely impact our results of operations.
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
We are a holding company that conducts its businesses through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In analyzing a subsidiary's compliance with Section 3(c)(5)(C) of the 1940 Act, we classify investments based in large measure on SEC staff guidance, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
Qualification for exception from the definition of investment company under the 1940 Act will limit our ability to make certain investments, such as investments in agency partial pool certificates, which are considered real estate-related assets. Therefore, IAS Asset I LLC and the Operating Partnership’s other subsidiaries may need to adjust their respective assets and strategy from time-to-time in order to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act. Any such adjustment in assets or strategy is not expected to have a material adverse effect on our business or strategy. There can be no assurance that we will be able to maintain this exception from the definition of investment company for IAS Asset I LLC and the Operating Partnership’s other subsidiaries intending to rely on Section 3(c)(5)(C) of the 1940 Act.
We may in the future organize one or more subsidiaries that seek to rely on other exceptions from being deemed an investment company under the 1940 Act, such as the exception provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7 or any other exception on which we seek to rely.
There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations or inhibits our ability to pursue our strategies. If we, the Operating Partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to (a) change the investments that we hold or the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of capital stock. In addition, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties or injunctive relief imposed by the SEC.
We may be adversely affected by the current and future economic, regulatory and other actions of government bodies and their agencies.
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
In addition, foreign financial markets have experienced significant volatility related to events such as the European debt crisis, declining currencies in certain emerging markets and governments’ and central banks' responses. Such responses have included the implementation of various financial reforms including but not limited to development of the Basel III standards by the Basel Committee on Banking Supervision.
There can be no assurance that, in the long term, actions the government and regulatory bodies or central banks have taken in the past or may take in the future will improve the efficiency and stability of mortgage or financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs are designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets or, in the case of government-backed refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional actions or initiatives to stabilize and stimulate the economy and the financial markets may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Report. These changes could adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to make distributions to our stockholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends.
Our business is highly dependent on third parties’ information systems, including our Manager and other service providers. Any failure or interruption of such systems or cyber-attacks or security breaches could cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.
Computer malware, viruses and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our Manager's and other service providers' systems in the future. We rely heavily on our and our third party providers’ financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of such networks or systems or any failure to maintain the performance, reliability and security of our technical infrastructure. As a result, any computer malware, viruses and computer hacking and phishing attacks may negatively affect our operations.
Risks Related to Accounting
Reclassification of mortgage-backed securities financed with repurchase agreements may adversely affect our operations and our reported profitability.
The Financial Accounting Standards Board's (“FASB”) guidance regarding transactions that involve the acquisition of securities from a counterparty and the subsequent financing of these securities through repurchase agreements with the same counterparty allows for financial statement presentation on a gross basis, if certain criteria are met. If we fail to meet the criteria under guidance to account for the transactions on a gross basis, our accounting treatment would not affect the economics of these transactions, but would affect how these transactions are reported on our financial statements. Although we would not expect this change in presentation to have a material impact on our net income, it could have an adverse impact on our operations. It could have an impact on our ability to include certain securities purchased and simultaneously financed from the same counterparty as qualifying real estate interests or real estate-related assets used to qualify under the exemption to not have to register as an investment company under the 1940 Act. It could also limit our investment opportunities as we may need to limit our purchases of securities that are simultaneously financed with the same counterparty.
We have discontinued hedge accounting for interest rate swap agreements which may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Effective December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. All of our interest rate swaps had previously been accounted for as cash flow hedges. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of interest rate swap agreements are now recorded in the Company's consolidated statement of operations as "gain (loss) on derivative instruments, net" and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.
The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of investment securities and reserves for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Our reported U.S. GAAP financial results differ from our REIT taxable income that impact our dividend distribution requirements and, therefore, our U.S. GAAP results may not be an accurate indicator of future taxable income and dividend distributions.
Generally, the cumulative net income we report over the life of an asset will be the same for U.S. GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for U.S. GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported U.S. GAAP financial results could materially differ from our determination of taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future REIT taxable income and dividend distributions. Capital gains and losses in a period may impact REIT taxable income and impact the dividend paid in future periods.
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
There are conflicts of interest in our relationship with our Manager and Invesco, which could result in decisions that are not in the best interests of our stockholders.
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
We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our capital stock.
Our Manager would have a conflict in recommending our participation in any equity investment it manages.
Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to equity investments we have made in partnerships managed by an affiliate of our Manager, our Manager has agreed to waive fees at the equity investment level to avoid duplication. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.
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
Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the management agreement, our Manager, its officers, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
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
The market price of our capital stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. If the market price of our capital stock declines significantly, our stockholders may be unable to resell their shares at or above the price our stockholders paid for their shares. We cannot assure you that the market price of our capital stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock include:
•actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	decreases in the market valuations of our target assets;

•	increased difficulty in maintaining or obtaining financing on attractive terms, or at all;

•	increases in market interest rates that lead our stockholders to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	general market and economic conditions; and

•	changes to U.S. federal income tax laws or regulations governing REITS or the administrative interpretation of those laws.
Common stock eligible for future sale may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. Also, we may issue additional shares in public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute existing stockholders’ interests in us.
We have not established a minimum distribution payment level, and we cannot assure our stockholders of our ability to pay distributions in the future.
We pay quarterly distributions and make other distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
We cannot assure our stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of our distributions may include a return in capital.
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
We have issued Series A Preferred Stock, Series B Preferred Stock and 5.00% Exchangeable Senior Notes due 2018. If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, preferred shares and debt have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.
Ownership limitations may restrict change of control of business combination opportunities in which our stockholders might receive a premium for their shares.
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
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and our Exchangeable Senior Notes may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and our Exchangeable Senior Notes may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
We are the sole general partner of our Operating Partnership and could become liable for the debts and other obligations of our Operating Partnership beyond the amount of our initial expenditure.
We are the sole general partner of our Operating Partnership and directly or indirectly conduct all of our business activities through the Operating Partnership and its subsidiaries. As the sole general partner, we are liable for our Operating Partnership’s debts and other obligations. Therefore, if our Operating Partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our expenditure for ownership interests in our Operating Partnership. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to make distributions to our stockholders.
Our Exchangeable Senior Notes are recourse obligations to us.
In 2013, our Operating Partnership issued $400,000,000 in aggregate principal amount of 5.00% Exchangeable Senior Notes due 2018 (the “Notes”). Because the Company is the sole general partner of the Operating Partnership, these amounts are full recourse obligations of the Company. If we are not able to extend, refinance or repurchase the Notes, we may not have the ability to repay these amounts when they come due. Our inability to repay the Notes could cause the acceleration of our other borrowings, which would have a material adverse effect on our business.
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
This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Report and that could affect the U.S. federal income tax treatment of us or our stockholders.
We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in our capital stock and on your individual tax situation.
Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
We believe that we have been organized and operated and we intend to continue to operate in a manner that enables us to qualify as a REIT for U.S. federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, and the amounts we distribute to our stockholders. To meet these tests, we may be required to forego investments we might otherwise make or financing or hedging strategies we might otherwise employ. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS. The remainder of our investment in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.
To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make sufficient distributions to our stockholders to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.
Our taxable income may be substantially different from our net income as determined by U.S. GAAP, because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our taxable income. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow referred to as “phantom income.” We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
We may distribute taxable dividends that are payable in cash and in shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend in income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
We may enter into repurchase agreements with a variety of counterparties to finance assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.
In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
The “taxable mortgage pool” rules may limit our financing options.
Certain securitizations and other financing structures could result in the creation of taxable mortgage pools for federal income tax purposes. A taxable mortgage pool owned by our Operating Partnership would be treated as a corporation for U.S. federal income tax purposes and may cause us to fail the REIT asset tests. Accordingly, if we were to consider a securitization that would create a taxable mortgage pool, we would have to undertake such securitization through a TRS or a subsidiary that qualified as a REIT. These rules may limit our financing options.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or such structures might otherwise be beneficial to us.
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
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. Treasury regulations, as interpreted in Revenue Procedure 2014-51, provide that if a mortgage loan is secured by both real property and personal property and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year. Similarly, the IRS issued guidance for determining the extent to which an interest in an “eligible REMIC” (relating to the HARP program) is treated as a real estate asset and generates qualifying income for purposes of the 75% gross income test. Failure to accurately apply these rules and manage our income and assets could cause us to fail to qualify as a REIT.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We currently own, and may continue to acquire, interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision , which may require us to pay a significant penalty tax to maintain our REIT qualification.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. Any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
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
Tax-exempt stockholders may realize unrelated business taxable income if we generate excess inclusion income.
If we acquire REMIC residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income.
Changing the nature of our assets may complicate our ability to satisfy the REIT gross income and asset tests.
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings would reduce our room for non-qualifying assets and income. In addition, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2014
Fourth quarter	$16.66	$15.19
Third quarter	$17.64	$15.72
Second quarter	$18.00	$16.36
First quarter	$17.46	$14.64
2013
Fourth quarter	$16.60	$14.41
Third quarter	$17.08	$14.40
Second quarter	$21.60	$16.38
First quarter	$22.26	$20.06
Holders
As of February 18, 2015, there were 114 stockholders of record.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on its undistributed taxable income. We intend to continue to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
The following table sets forth the dividends declared per share of our common stock for the periods indicated.

Date Declared	Dividends Declared Per Share
	Amount	Date Paid
2014
December 16, 2014	$0.45	January 27, 2015
September 15, 2014	$0.50	October 28, 2014
June 16, 2014	$0.50	July 28, 2014
March 18, 2014	$0.50	April 28, 2014
2013
December 17, 2013	$0.50	January 28, 2014
September 16, 2013	$0.50	October 28, 2013
June 17, 2013	$0.65	July 26, 2013
March 19, 2013	$0.65	April 26, 2013

The following table sets forth the dividends declared per share of our common stock and the related tax characterization for the fiscal tax years ended December 31, 2014 and 2013.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Common Stock Dividends
Fiscal tax year 2014	1.950000	1.776691	—	0.173309
Fiscal tax year 2013	2.300000	2.300000	—	—
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Invesco Mortgage Capital Inc.	100.00	112.38	86.68	139.10	118.34	140.26
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Mortgage REITs	100.00	122.60	119.63	143.43	140.62	165.76
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds
We used all of the net proceeds from our common and preferred stock offerings to acquire our target assets in accordance with our objectives and strategies described in Item 1, Business - Investment Strategy. We focus on purchasing our target assets, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification. Our Manager determines the percentage of our equity that will be invested in each of our target assets.
Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program of up to 7,000,000 of our common shares with no stated expiration date. In December 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no stated expiration date. As of December 31, 2014, there were 14,841,784 common shares available for repurchase. No shares of common stock were purchased during the quarter ended December 31, 2014. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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
Balance Sheet Data

	As of December 31,
$ in thousands	2014		2013		2012	2011	2010
Mortgage-backed securities, at fair value	17,248,895		17,348,657		18,470,563	14,214,149	5,578,333
Residential loans, held-for-investment	3,365,003	(1)	1,810,262	(1)	—	—	—
Commercial loans, held-for-investment	145,756		64,599		—	—	—
Total assets	21,231,017	(1)	20,350,979	(1)	18,914,760	14,772,167	5,862,399
Repurchase agreements	13,622,677		15,451,675		15,720,460	12,253,038	4,344,659
Secured loans	1,250,000		—		—	—	—
Asset-backed securities issued by securitization trusts	2,929,820	(1)	1,643,741	(1)	—	—	—
Exchangeable senior notes	400,000		400,000		—	—	—
Total stockholders’ equity	2,610,315		2,376,115		2,558,098	1,892,338	1,019,150
Non-controlling interest	28,535		27,120		31,422	25,075	31,664
Total equity	2,638,850		2,403,235		2,589,520	1,917,413	1,050,814

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to us. As of December 31, 2014 and December 31, 2013, total assets of the consolidated VIEs were $3,380,597 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,938,512 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" of our consolidated financial statements for further discussion.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2014	2013	2012	2011	2010
Interest income	693,938	682,360	566,830	453,352	134,229
Interest expense	281,895	332,252	237,405	155,241	29,556
Net interest income	412,043	350,108	329,425	298,111	104,673
(Reduction in) provision for loan losses	(142)	884	—	—	—
Net interest income after provision for loan losses	412,185	349,224	329,425	298,111	104,673
Other income (loss)	(561,065)	(152,974)	54,267	18,804	11,145
Expenses	52,866	53,144	39,684	30,118	12,093
Net income (loss)	(201,746)	143,106	344,008	286,797	103,725
Net income (loss) attributable to non-controlling interest	(2,301)	1,486	4,123	4,882	5,326
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(199,445)	141,620	339,885	281,915	98,399
Dividends to preferred stockholders	17,378	10,851	5,395	—	—
Net income (loss) attributable to common stockholders	(216,823)	130,769	334,490	281,915	98,399
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.76)	0.99	2.89	3.27	3.78
Diluted	(1.76)	0.99	2.89	3.27	3.78
Dividends declared per common share	1.95	2.30	2.60	3.42	3.49
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668	86,364,506	26,038,628
Diluted	124,529,934	134,173,691	117,012,500	87,804,292	27,468,177

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in the Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act.
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
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We finance our residential loans held-for-investment through asset-backed securities ("ABS") issued by consolidated securitization trusts. We have also financed investments through the issuance of debt and equity and may utilize other forms of financing in the future.
Capital Activities
In September 2014, we completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million.
On November 4, 2014, we declared a dividend of $0.5705 per share of Series B Preferred Stock. The dividend was paid on December 29, 2014 to stockholders of record as of the close of business on December 5, 2014.
On December 16, 2014, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on January 27, 2015 to stockholders of record as of the close of business on December 29, 2014;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on January 26, 2015 to stockholders of record as of the close of business on January 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on March 27, 2015 to stockholders of record as of the close of business on March 5, 2015.
During the three months ended December 31, 2014, we did not repurchase any shares of our common stock. During the year ended December 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on the level of our net interest income and the market value of our assets. The market value of our assets can be impacted by asset spreads and the supply of, and demand for, target assets in which we invest. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, employment conditions and inflation. After a modest increase in implied interest rate volatility early in the fourth quarter, volatility declined to end the quarter approximately unchanged and significantly lower than at the end of 2013. The yield curve continued to flatten as short maturity interest rates moved modestly higher and long-term rates moved meaningfully lower for both the fourth quarter and for the year.
Domestic economic conditions continue to improve. The November 2014 payroll report released in early December 2014 saw an increase of 321,000 jobs which is the highest of 2014, and the unemployment rate was 5.8% versus 6.7% at the end of 2013. The low interest rate environment, coupled with declining energy prices, should be supportive for U.S. economic growth as policy rates are much lower than that which would be historically indicated by unemployment and inflation indicators alone. Households are once again increasing their debt levels, albeit at a modest rate, which increases their ability to consume goods and services. Inflation data continues to indicate smaller increases than the Federal Reserve's 2% inflation target, with core personal consumption expenditures prices having increased 1.4% year-over-year through November 2014.
Despite apparent improvement in the domestic economy as described above, longer term U.S. Treasury interest rates fell in the fourth quarter of 2014. Global concerns seem to lead the list of factors that can explain the drop in market yields quarter-

and year-to-date; namely weaker growth prospects and growing deflationary risks in Europe, declining growth in China, and growing concern over the economies of countries reliant on commodity exports and tensions in the Middle East. Five year government bond yields in some European countries are now negative, which should support the U.S. bond market, keeping yields low. The 10-year U.S. Treasury note yield generally fell throughout 2014 having started slightly above 3% and ending under 2.2%. The interest rate environment has been supportive for the Agency RMBS market despite lower interest rates as the prepayment option embedded in MBS is less onerous given low interest rate volatility. Further, MBS investors are much less concerned over the market impact from Federal Reserve tapering of MBS purchases since that program ended with little noticeable impact. There has been adequate demand from investors and limited supply of new MBS to offset the decline in demand from the Federal Reserve. Agency RMBS outperformed similar term U.S. Treasury notes during 2014 and performed in line for the fourth quarter. With respect to credit assets, CMBS and non-Agency RMBS spreads over comparable term interest rate swaps narrowed over the year but were little changed in the fourth quarter of 2014. Spreads in GSE CRTs issued by Fannie Mae and Freddie Mac widened over the second half of the year after tightening markedly during the first half of 2014. This spread widening had a negative impact on the value of our holdings in that sector but had only a modestly negative impact on our book value because they represent a small fraction of our assets. Wider spreads offered us the opportunity to reinvest portfolio cash flows at attractive levels.
We have reduced the interest rate sensitivity of our investment portfolio, resulting in greater book value stability, but we remain subject to volatility from credit spreads. It is possible that we may realize losses on the sale of assets in future periods and these losses may cause our GAAP earnings to be negative. In addition, as of December 31, 2013 we elected to discontinue hedge accounting for our portfolio of interest rate swaps. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). This change will cause our net income to be more volatile in future periods and could contribute to us recording a net loss in future periods. Refer to Note 8 - "Derivatives and Hedging Activities" of our consolidated financial statements for further information.
The impact of regulatory initiatives on the economy may also affect our business and our financial results. The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may have an impact on our operating environment and the target assets in which we invest. Consequently, the Dodd-Frank Act may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and market areas. Under the Dodd-Frank Act, new underwriting requirements for residential mortgage loans have been adopted. The Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that the borrower has a reasonable ability to repay the loan, upon its terms. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage (“QM”) framework that provides certain legal protections to lenders related to residential mortgage loans that meet the QM criteria, which include restrictions on loan features, points and fees and borrower debt-to-income ratios. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the impact of these regulations and others could affect our ability to securitize or invest in newly originated loans in the future.
There have been a number of pending legislative proposals related to the potential wind down or phaseout of the GSEs. In the second quarter of 2014 there was a bi-partisan effort in the U.S. Senate to bring about mortgage finance reform via the Johnson-Crapo bill. The bill did not receive enough votes in Committee to get to the floor for a vote. At this point it seems unlikely there will be material mortgage finance reform legislation in the near term. Moreover, meaningful resurrection of a fully functioning primary market for private label securitizations is unlikely to occur in the near term. We have been successful in participating in securitizations despite the environment, having consolidated in our financial statements five additional prime jumbo securitizations in 2014. We expect to close one additional prime jumbo securitization in the first quarter of 2015. The high credit quality of the loans underlying these securitizations is apparent via strong performance to date.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve following the adoption of new capital rules which generally affects the manner in which banks lend. Regulators are also focused on liquidity requirements which will likely impact how banks fund themselves. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could affect our ability to finance our assets in the future.
On September 2, 2014, the Federal Housing Finance Agency ("FHFA"), proposed to revise its regulations governing Federal Home Loan Bank membership to, among other things, exclude captive insurance companies. However, the proposed rules would permit existing captive insurers, such as our captive insurance company subsidiary IAS Services LLC, to remain members for a period of five years following the effective date of the final rules. In addition, the Federal Home Loan Bank of Indianapolis ("FHLBI") would be permitted to allow outstanding advances to IAS Services LLC that were made prior to the effective date of the final rules to honor contractual terms to maturity. Therefore, under the proposed rules, we do not expect there would be any impact to our existing FHLBI borrowings. The rules are subject to change prior to their final adoption. However, if the FHFA’s rules are adopted substantially as proposed, we do not expect that the rules would have a material effect on our sources or costs of funding or our results of operations.

Investment Activities
In 2014, we continued to position our investment portfolio to take advantage of compelling opportunities in both mortgage-backed securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. During 2013 and 2014, we purchased subordinate interests in ten residential loan securitizations that are consolidated in our financial statements. We continue to invest in GSE CRT transactions issued by both Fannie Mae and Freddie Mac and hold securities with a fair value of $625.4 million as of December 31. 2014. In addition, we committed to purchase securities in one additional residential loan securitizations and anticipate this securitization will close in the first quarter of 2015. Since the inception of our commercial real estate lending program in 2013, we have invested in a first mortgage loan and six subordinated interests.
To provide economic stimulus, the Federal Reserve had been purchasing Agency RMBS through its QE program, which had the effect of holding mortgage interest rates at low levels. In 2014, the Federal Reserve ended new purchases under their QE program of U.S. Treasuries and Agency RMBS, but due to reinvestment of paydowns, they have continued buying a large percentage of issuance, which has also declined. The interest rate and credit spread premium environment and our views on how they will change have a significant impact on our portfolio decisions. We have continued to reduce our lower coupon 30 year Agency RMBS positions by nearly 29% from $6.7 billion at December 31, 2013 to $4.8 billion at December 31, 2014. We reinvested proceeds of sales and prepayments in part into agency hybrid ARM assets. We have also reduced our repurchase agreement debt from 5.8 times equity at December 31, 2013 to 5.4 times equity at December 31, 2014. In addition, we decreased the notional amount of our interest rate swaps from $12.8 billion at December 31, 2013 to $10.6 billion at December 31, 2014, or by 17.6%. As a result of all of these actions, we believe we have repositioned us to benefit from an improved residential and commercial real estate market and reduced our overall sensitivity to interest rates.
The table below shows the allocation of our equity as of December 31, 2014 and 2013:

$ in thousands	As of December 31,
	2014	2013
Agency RMBS	36.4%	49.2%
Non-Agency RMBS	32.3%	35.6%
GSE CRT	6.7%	2.4%
CMBS	32.1%	24.4%
Residential Loans, Held-for-Investment	0.3%	0.3%
Commercial Loans, Held-for-Investment	5.6%	2.7%
Other	(13.4)%	(14.6)%
Total	100.0%	100.0%
We have reduced our overall sensitivity to interest rates by reducing the size of our Agency MBS portfolio. Within the remaining Agency MBS portfolio we have continued to hold certain 30 year fixed-rate Agency RMBS securities that offer higher coupons and which we expect to prepay relatively slowly based on their seasoning and collateral attributes. Our sales of 30 year fixed-rate Agency RMBS were primarily in 3% and 3.5% coupons or relatively newer vintage that have not experienced a high prepayment environment. Therefore, the average coupon of our 30 year fixed-rate Agency RMBS continued to increase to 4.29% at December 31, 2014, compared to 4.11% at December 31, 2013. In addition, we hold 15 year fixed-rate Agency RMBS securities, Agency Hybrid ARM RMBS and Agency ARM RMBS that we believe have lower durations and better cash flow certainty relative to current 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities.

The table below shows the breakdown of our investment portfolio as of December 31, 2014 and 2013:

$ in thousands	As of December 31,
	2014	2013
Agency RMBS:
30 year fixed-rate, at fair value	4,790,293	6,702,153
15 year fixed-rate, at fair value	1,327,101	1,744,281
Hybrid ARM, at fair value	2,976,918	1,770,558
ARM, at fair value	546,782	253,282
Agency CMO, at fair value	450,895	474,514
Non-Agency RMBS, at fair value	3,061,647	3,607,328
GSE CRT, at fair value	625,424	167,981
CMBS, at fair value	3,469,835	2,628,560
Residential loans, at amortized cost	3,365,003	1,810,262
Commercial loans, at amortized cost	145,756	64,599
Total MBS and Loans portfolio	20,759,654	19,223,518
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRT, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, we have increased our exposure to credit assets as we believe the improving economy will provide better risk-adjusted returns for this asset class while having lower interest rate exposure relative to Agency MBS.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRT. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRT as paydowns from principal repayments and limited dispositions reduced our non-Agency RMBS holdings during 2014.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since December 31, 2013, we grew our CMBS portfolio $841.3 million and grew the allocation of our CMBS holdings in our MBS portfolio to approximately 20.1% as of December 31, 2014 from approximately 15.2% as of December 31, 2013.
During 2013 and 2014, we expanded our portfolio of credit assets by adding subordinate securities backed by residential loans. The residential loans collateralizing these securities consist of prime jumbo mortgages that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high credit scores and low loan-to-value ratios based on current home values. For further details on the loan portfolio, refer to Note 3 - "Variable Interest Entities" of our consolidated financial statements.
We also added commercial real estate loans during 2013 and 2014. Our commercial real estate loan portfolio includes a first mortgage loan and subordinate interests we purchased or originated. For further details on the loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment" of our consolidated financial statements.

Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of December 31, 2014 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.6%	3.7%	18.0%	8.0%	0.5%	1.6%	32.7%
Prime	0.4%	1.3%	4.9%	3.7%	9.7%	2.1%	—%	—%	0.2%	—%	6.9%	2.5%	31.7%
Alt-A	—%	0.5%	8.6%	6.0%	7.6%	—%	—%	—%	—%	—%	—%	—%	22.7%
Subprime/reperforming	—%	—%	—%	0.1%	0.5%	—%	—%	—%	—%	—%	1.6%	10.7%	12.9%
Total Non-Agency	0.4%	1.8%	13.5%	9.8%	18.1%	2.1%	0.6%	3.7%	18.2%	8.0%	9.0%	14.8%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	41.5%	58.5%	100.0%
CMBS	—%	—%	8.8%	9.8%	0.6%	—%	—%	7.5%	21.6%	11.8%	13.3%	26.6%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 11.0% for 2005, 34.2% for 2006 and 54.3% for 2007, 0.2% for 2009 and 0.3% for 2010.

The tables below represent the geographic concentration of the underlying collateral for our MBS portfolio as of December 31, 2014:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.7%	California	23.1%	California	15.9%
Florida	7.1%	Texas	5.4%	New York	13.1%
New York	6.7%	Virginia	4.5%	Texas	9.2%
Virginia	3.8%	Illinois	4.1%	Florida	5.8%
Maryland	3.6%	New York	3.9%	Illinois	4.8%
New Jersey	3.6%	Massachusetts	3.8%	Pennsylvania	4.1%
Washington	2.8%	Colorado	3.4%	New Jersey	3.3%
Illinois	2.7%	Florida	3.3%	Ohio	3.0%
Arizona	2.1%	Washington	3.3%	Virginia	2.7%
Massachusetts	2.1%	New Jersey	3.2%	Maryland	2.5%
Other	22.8%	Other	42.0%	Other	35.6%
Total	100.0%		100.0%	Total	100.0%
The following table summarizes residential loans held-for-investment at December 31, 2014 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	622	2,746	716	99	27	7	18	18	4,253
Current Principal Balance	465,218	2,092,439	613,351	100,761	25,910	3,006	17,632	13,875	3,332,192
Net Weighted Average Coupon Rate	3.73%	3.53%	3.32%	3.40%	3.77%	3.71%	5.03%	4.74%	3.53%
Weighted Average Maturity (years)	29.32	28.47	27.96	26.42	25.90	24.41	23.58	22.51	28.36
Current Performance:
Current	463,704	2,089,570	612,369	100,761	25,910	3,006	17,632	13,875	3,326,827
30 Days Delinquent	1,514	2,869	982	—	—	—	—	—	5,365
60 Days Delinquent	—	—	—	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	465,218	2,092,439	613,351	100,761	25,910	3,006	17,632	13,875	3,332,192

The following table summarizes the geographic concentrations of residential loans held-for-investment at December 31, 2014 based on principal balance outstanding.

State	Percent
California	53.2%
New York	6.0%
Massachusetts	4.9%
Illinois	4.3%
Maryland	3.0%
Other states (none greater than 4%)	28.6%
Total	100.0%
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRT and CMBS. In addition, these agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2014, we had entered into repurchase agreements totaling $13.6 billion (2013: $15.5 billion). The decrease in our repurchase agreement balance was due to a reallocation of our investment portfolio and replacing some of our repurchase borrowings with secured loans, as discussed below.
In March 2014, our wholly-owned subsidiary, IAS Services LLC, became a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of December 31, 2014, IAS Services LLC had $1.25 billion in outstanding long-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. For the year ended December 31, 2014, IAS Services LLC had average borrowings of $707.8 million with a weighted average borrowing rate of 0.36%.
We have also committed to invest up to 124.2 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of December 31, 2014, $93.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund an additional $31.0 million in capital to cover future expenses should they occur.
We record a liability for mortgage-backed securities purchased, for which settlement has not taken place, as an investment related payable. As of December 31, 2014 and 2013, we had investment related payables of $17.0 million, and $28.8 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled MBS purchases and unsettled repurchase borrowings as of December 31, 2014. We record a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment related receivable. As of December 31, 2014 and 2013, we had investment related receivables of $38.7 million and $515.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of December 31, 2014.
Hedging Instruments. We generally hedge as much of our interest rate and foreign exchange risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our investment policies do not contain specific requirements as to the percentages or amount of risk that we are required to hedge.
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

•
the value of derivatives used for hedging may be adjusted from time-to-time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders’ equity.

On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices are not impacted. However, our accounting for these transactions changed prospectively. All of our interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, repurchase agreements is recognized in gain (loss) on derivatives, net in our consolidated statements of operations. Refer to Note 8 - "Derivatives and Hedging Activities" of our consolidated financial statements for further information.
As of December 31, 2014, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.6 billion (2013: $12.8 billion) of borrowings. As of December 31, 2014, included in this amount we had forward starting swaps with a total notional amount of $1.2 billion, with starting dates ranging from February 24, 2015 to February 5, 2016. The increase in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of December 31, 2014, we held $1.1 billion (2013: $1.2 billion) in interest rate swaptions as an asset with a fair value of $322,000 (2013: $2.4 million). During the year ended December 31, 2014, interest rate swaptions expired unexercised with a notional amount of approximately $1.2 billion (2013: $4.2 billion sold) and realized loss of $23.3 million (2013: $56.3 million gain). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of December 31, 2014, we held $127.4 million (2013: $100.0 million) in notional amount of short U.S. Treasury futures as an asset with fair value of $89,000 (2013: $2.6 million). During the year ended December 31, 2014, we sold U.S. Treasury futures contracts of $1.3 billion (2013: $100.0 million) in notional amount and realized a net loss of $11.5 million (2013: $2.4 million). We invest in U.S. Treasury futures to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2014, we held $198.0 million (2013: $0) in notional amount of to-be-announced securities ("TBA") as a liability with a fair value of $558,000 (2013: $0). During the year ended December 31, 2014, $3.1 billion (2013: $0) notional TBA were settled with realized net loss of $10.8 million (2013: $0). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2014, we held $35.7 million (2013: $0) in notional amount of currency forward contracts as an asset with a fair value of $599,000 (2013: $0). During the year ended December 31, 2014, we settled currency forward contracts of $67.7 million (2013: $0) in notional amount and realized a net gain of $2.2 million (2013: $0). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per common share was $18.82, $17.97 and $20.83 as of December 31, 2014, 2013 and 2012, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our Operating Partnership, which may be converted to common shares at our sole election. The change in our book value in 2014 was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that through December 31, 2013 were recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets and subsequently in gain (loss) on derivative instruments, net on our consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed Securities” of our consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
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
Interest Income Recognition. Interest income on available-for-sale securities, which includes accretion of discounts and amortization of premiums, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and interest income. Interest income from our residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. Interest income from our commercial loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk. The Company records all derivatives on its consolidated balance sheets at fair value. Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in the Company's consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information including information on our discontinued use of hedge accounting effective on December 31, 2013 is provided in Note 8 - “Derivatives and Hedging Activities.”
Income Taxes. We have elected to be taxed as a REIT. Accordingly, we generally will not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. The REIT qualifications rules are complex and failure to apply them correctly could subject us to U.S. federal, state and local income taxes.
Expected Impact of New Authoritative Guidance on Future Financial Information
In April 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on our consolidated financial statements.
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The new guidance is not expected to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued guidance that provides a measurement alternative for an entity that consolidates a collateralized financing entity ("CFE") and has elected the fair value option for the financial assets and financial liabilities of such CFE. If the CFE has elected the fair value option, the reporting entity would measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The guidance will require certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted. We have not elected the fair value option for reporting the financial assets and financial liabilities of the CFEs that we consolidate as of December 31, 2014. Accordingly, the new guidance is not expected to have an impact on our consolidated financial statements.
In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The new guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations
The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
In thousands except share amounts	2014	2013	2012
Interest Income
Mortgage-backed securities	596,357	646,787	566,830
Residential loans	88,073	34,122	—
Commercial loans	9,508	1,451	—
Total interest income	693,938	682,360	566,830
Interest Expense
Repurchase agreements	188,699	287,547	237,405
Secured loans	2,576	—	—
Exchangeable senior notes	22,461	18,023	—
Asset-backed securities	68,159	26,682	—
Total interest expense	281,895	332,252	237,405
Net interest income	412,043	350,108	329,425
(Reduction in) provision for loan losses	(142)	884	—
Net interest income after provision for loan losses	412,185	349,224	329,425
Other income (loss)
Gain (loss) on sale of investments, net	(79,430)	(199,449)	48,215
Equity in earnings of unconsolidated ventures	6,786	5,345	7,169
Gain (loss) on derivative instruments, net	(487,469)	40,003	(4,232)
Realized and unrealized credit default swap income	1,093	1,127	3,115
Other investment income (loss), net	(2,045)	—	—
Total other income (loss)	(561,065)	(152,974)	54,267
Expenses
Management fee — related party	37,599	42,639	35,658
General and administrative	15,267	10,505	4,026
Total expenses	52,866	53,144	39,684
Net income (loss)	(201,746)	143,106	344,008
Net income (loss) attributable to non-controlling interest	(2,301)	1,486	4,123
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(199,445)	141,620	339,885
Dividends to preferred stockholders	17,378	10,851	5,395
Net income (loss) attributable to common stockholders	(216,823)	130,769	334,490
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.76)	0.99	2.89
Diluted	(1.76)	0.99	2.89
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668
Diluted	124,529,934	134,173,691	117,012,500

Net Income Summary
For the year ended December 31, 2014, our net loss attributable to common stockholders was $216.8 million (2013: $130.8 million income; 2012: $334.5 million income), or $1.76 (2013: $0.99 income; 2012: $2.89 income) basic and diluted net loss per average share available to common stockholders.

The change in net loss attributable to common stockholders for the year ended December 31, 2014 versus net income attributable to common stockholders for the year ended December 31, 2013 is primarily attributable to the de-designation of interest rate swaps and realized and unrealized losses on derivative contracts.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. For the year ended December 31, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $223.9 million. In addition, during the year ended December 31, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $85.2 million.
The increase to net income attributable to common stockholders for the year ended December 31, 2013 versus 2012 is primarily attributable to the sale of MBS at a loss during 2013. During 2013, interest rates on mortgage loans increased resulting in a decline in the value of certain MBS we owned. In response to the changing interest rate environment, we sold certain MBS realizing a net loss of $199.4 million and invested the proceeds in other target assets.
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per share), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin) and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and total debt-to-equity ratio.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income attributable to common stockholders adjusted for gain (loss) on sale of investments, net; realized gain (loss) on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized gain (loss) on derivative instruments, net; gain (loss) on foreign currency transactions; amortization of deferred swap losses from de-designation; and an adjustment attributable to non-controlling interest.
We believe the presentation of core earnings allows investors to evaluate and compare our performance to that of our peers because core earnings measures investment portfolio performance over multiple reporting periods by removing realized and unrealized gains and losses. We record changes in the valuation of our mortgage-backed securities in other comprehensive income on our consolidated balance sheets. Through December 31, 2013, we also recorded changes in the valuation of our interest rate swaps in other comprehensive income. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swaps. As a result of discontinuing hedge accounting, changes in the fair value of our interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, along with the change in fair value of our other derivative instruments.
However, we caution that core earnings should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or as an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity, or as an indication of amounts available to fund our cash needs, including our ability to make cash distributions.

The table below provides a reconciliation of U.S. GAAP net income attributable to common stockholders to core earnings for the following periods:
Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings

	Years Ended December 31,
$ in thousands, except per share data	2014	2013	2012
Net income (loss) attributable to common stockholders	(216,823)	130,769	334,490
Adjustments
(Gain) loss on sale of investments, net	79,430	199,449	(48,215)
Realized loss (gain) on derivative instruments (excluding contractual net interest on interest rate swaps of $199,783, $0, and $0, respectively)	72,187	(53,926)	—
Unrealized (gain) loss on derivative instruments, net	215,499	13,923	4,232
Loss (gain) on foreign currency transactions, net	2,746	—	—
Amortization of deferred swap losses from de-designation	85,176	—	—
Subtotal	455,038	159,446	(43,983)
Adjustment attributable to non-controlling interest	(5,198)	(1,740)	535
Core earnings	233,017	288,475	291,042
Basic earnings (loss) per common share	(1.76)	0.99	2.89
Core earnings per share attributable to common stockholders	1.89	2.17	2.52

Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for the net interest paid on our interest rate swaps and amortization of deferred swap losses from de-designation. We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for the net interest paid on our interest rate swaps and amortization of deferred swap losses from de-designation that is being amortized into interest expense over the remaining lives of the swaps. Although we elected to discontinue hedge accounting for our interest rate swaps as of January 1, 2014, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates on our liabilities.
We believe the presentation of effective interest expense, effective costs of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs, and investment performance.
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2014		2013		2012
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	281,895	1.61%	332,252	1.84%	237,405	1.68%
Less: Amortization of deferred swap losses from de-designation	(85,176)	(0.48)%	—	—%	—	—%
Add: Net interest paid - interest rate swaps	199,783	1.14%	—	—%	—	—%
Effective interest expense	396,502	2.27%	332,252	1.84%	237,405	1.68%

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2014		2013		2012
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	412,043	1.89%	350,108	1.48%	329,425	1.79%
Add: Amortization of deferred swap losses from de-designation	85,176	0.48%	—	—	—	—%
Less: Net interest paid - interest rate swaps	(199,783)	(1.14)%	—	—	—	—%
Effective net interest income	297,436	1.23%	350,108	1.48%	329,425	1.79%

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our targeted assets, our total debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2014 and December 31, 2013. The mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, asset-backed securities issued by securitization trusts, and secured loans, we have reduced our reliance on repurchase agreements. We believe presenting our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding the Company's refinancing risks, and gives investors a comparable statistic to other mortgage REITS who almost exclusively borrow using repurchase agreements which are short-term and subject to refinancing risk.

December 31, 2014

$ in thousands	Agency	Non-Agency (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,091,989	3,494,181	625,424	3,469,835	145,756	3,365,003	43,998	(432,534)	20,803,652
Cash and cash equivalents (1)	64,603	41,578	10,154	47,809	—	—	—	—	164,144
Derivative assets, at fair value (2)	23,183	396	—	—	599	—	—	—	24,178
Other assets	111,817	13,742	15,639	75,209	1,030	15,591	7,888	(1,873)	239,043
Total assets	10,291,592	3,549,897	651,217	3,592,853	147,385	3,380,594	51,886	(434,407)	21,231,017

Repurchase agreements	9,018,818	2,676,626	468,782	1,458,451	—	—	—	—	13,622,677
Secured loans (3)	—	—	—	1,250,000	—	—	—	—	1,250,000
Asset-backed securities issued by securitization trusts	—	—	—	—	—	3,362,354	—	(432,534)	2,929,820
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	254,026	—	—	—	—	—	—	—	254,026
Other liabilities	56,894	21,351	5,233	37,589	—	10,563	5,887	(1,873)	135,644
Total liabilities	9,329,738	2,697,977	474,015	2,746,040	—	3,372,917	405,887	(434,407)	18,592,167

Allocated equity	961,854	851,920	177,202	846,813	147,385	7,677	(354,001)	—	2,638,850
Less equity associated with secured loans:
Collateral pledged		—	—	(1,550,270)	—	—	—	—	(1,550,270)
Secured loans		—	—	1,250,000	—	—	—	—	1,250,000
Net equity (excluding secured loans)	961,854	851,920	177,202	546,543	NA	NA	NA	—	2,537,519
Total debt-to-equity ratio	9.4	3.1	2.6	3.2	—	NA	NA	NA	6.9
Repurchase agreement debt-to-equity ratio	9.4	3.1	2.6	2.7	NA	NA	NA	NA	5.4

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency, Non-Agency, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.0 million (which are included in Other), are considered commercial credit.

December 31, 2013

$ in thousands	Agency	Non-Agency (5)	GSE CRT (5)	CMBS (6)	Comm- ercial Loans (6)	Consol- idated VIEs (3)(5)	Other (6)	Elimin- ations (4)	Total
Investments	10,944,787	3,770,130	167,981	2,628,560	64,599	1,810,262	44,403	(162,801)	19,267,921
Cash and cash equivalents (1)	96,957	62,669	4,658	46,328	—	—	—	—	210,612
Derivative assets, at fair value (2)	258,814	3,245	—	—		—	—	—	262,059
Other assets	556,982	21,533	200	12,922	356	9,033	10,349	(988)	610,387
Total assets	11,857,540	3,857,577	172,839	2,687,810	64,955	1,819,295	54,752	(163,789)	20,350,979

Repurchase agreements	10,281,154	2,974,998	113,066	2,082,457	—	—	—	—	15,451,675
Asset-backed securities issued by securitization trusts	—	—	—	—	—	1,806,542	—	(162,801)	1,643,741
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	263,204	—	—	—	—	—	—	—	263,204
Other liabilities	131,206	26,887	1,745	18,807	—	5,579	5,888	(988)	189,124
Total liabilities	10,675,564	3,001,885	114,811	2,101,264	—	1,812,121	405,888	(163,789)	17,947,744

Allocated equity	1,181,976	855,692	58,028	586,546	64,955	7,174	(351,136)	—	2,403,235
Net equity (excluding secured loans)	1,181,976	855,692	58,028	586,546	NA	NA	NA	—	2,682,242
Total debt-to-equity ratio	8.7	3.5	1.9	3.6	—	NA	NA	NA	7.3
Repurchase agreement debt-to-equity ratio	8.7	3.5	1.9	3.6	NA	NA	NA	NA	5.8

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency, Non-Agency, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(4)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(5)	Non-Agency, GSE CRT and Consolidated VIEs are considered residential credit.

(6)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.4 million (which are included in Other), are considered commercial credit.

Interest Income and Average Earning Asset Yield
The table below presents certain information for our portfolio as of and for the years ended December 31, 2014, 2013 and 2012.

	As of and for the Years Ended
	December 31,
$ in thousands	2014	2013	2012
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,450,316	1,897,780	2,302,218
30 year fixed-rate, at amortized cost	5,723,270	10,217,822	8,395,560
ARM, at amortized cost	475,401	122,225	150,377
Hybrid ARM, at amortized cost	2,452,062	758,625	1,028,432
MBS-CMO, at amortized cost	476,636	496,607	465,469
Non-Agency RMBS, at amortized cost	3,245,701	3,593,337	2,524,635
GSE CRT, at amortized cost	478,921	9,435	—
CMBS, at amortized cost	2,947,733	2,412,694	1,461,359
Residential loans, at amortized cost	2,473,258	1,006,374	—
Commercial loans, at amortized cost	109,551	14,858	—
Average MBS and Loans portfolio	19,832,849	20,529,757	16,328,050
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.66%	2.32%	2.54%
30 year fixed-rate	3.05%	2.88%	3.12%
ARM	2.30%	2.35%	2.51%
Hybrid ARM	2.28%	2.18%	2.60%
MBS - CMO	3.56%	2.26%	2.02%
Non-Agency RMBS	4.54%	4.59%	5.16%
GSE CRT	4.12%	5.80%	—%
CMBS	4.47%	4.64%	5.22%
Residential loans	3.57%	3.30%	n/a
Commercial loans	8.56%	9.77%	n/a
Average MBS and Loans portfolio	3.50%	3.32%	3.47%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $19.8 billion (2013: $20.5 billion; 2012: $16.3 billion) and earned interest income of $693.9 million (2013: $682.4 million; 2012: $566.8 million) during 2014. The yield on our average investment portfolio was 3.50% (2013: 3.32%; 2012: 3.47%).
The change in our average assets and the portfolio yield for 2014 versus 2013 was primarily attributable to the change in our portfolio reallocation to lower leveraged assets. The change in our average assets and the portfolio yield for 2013 versus 2012 was primarily attributable to investing capital from our equity and debt offerings and by changing our portfolio composition. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities.
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

The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. The table below shows the three month CPR for our RMBS compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2014		September 30, 2014
	Company	Cohort	Company	Cohort
15 year Agency RMBS	11.9	15.0	12.9	14.8
30 year Agency RMBS	11.8	13.5	12.0	12.8
Agency Hybrid ARM RMBS	14.3	NA	13.0	NA
Non-Agency RMBS	10.7	NA	11.9	NA
GSE CRT	7.7	NA	8.2	NA
Weighted average CPR	12.0	NA	12.1	NA
Interest Expense and the Cost of Funds
The table below presents certain information related to our financing as of and for the years ended December 31, 2014, 2013 and 2012.

	As of and for the Years Ended
	December 31,
$ in thousands	2014	2013	2012
Average Borrowings*:
Agency RMBS (1)	9,444,028	12,107,119	11,161,176
Non-Agency RMBS	2,821,132	2,847,536	1,902,754
GSE CRT	351,900	6,887	—
CMBS (1)	2,305,970	1,900,365	1,108,438
Exchangeable senior notes	400,000	321,111	—
Asset-backed securities issued by securitization trusts	2,178,362	916,786	—
Total borrowed funds	17,501,392	18,099,804	14,172,368
Maximum borrowings during the period (2)	18,202,497	19,710,901	16,227,024
Average Cost of Funds (3):
Agency RMBS (1)	0.34%	0.40%	0.39%
Non-Agency RMBS	1.54%	1.60%	1.76%
GSE CRT	1.52%	1.50%	n/a
CMBS (1)	1.11%	1.45%	1.55%
Exchangeable senior notes	5.62%	5.61%	n/a
Asset-backed securities issued by securitization trusts	3.13%	2.91%	n/a
Unhedged cost of funds (4)	1.13%	0.92%	0.67%
Hedged / Effective cost of funds (non-GAAP measure)	2.27%	1.84%	1.68%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes amortization of deferred swap losses from de-designation.
Through December 31, 2013, interest expense includes borrowing costs under repurchase agreements, exchangeable senior notes, and asset-backed securities issued by securitization trusts, as well as any hedging costs. Beginning January 1, 2014, we de-designated our interest rate swaps as cash flow hedges. As a result of de-designating, net interest paid or received under our interest rate swaps previously recorded in interest expense on our consolidated statements of operations is now included in gain (loss) on derivative instruments, net. In addition, unrealized swap losses previously included in other comprehensive income are prospectively amortized into interest expense over the remaining term of the interest rate swap, as long as the forecasted transactions that were being hedged are still expected to occur. No reclassifications or adjustments were made to interest expense for the years ended December 31, 2013 and 2012 as a result of the de-designation.
Our largest expense is interest expense on borrowed funds. For 2014, we had average borrowed funds of $17.5 billion (2013: $18.1 billion; 2012: $14.2 billion) and total interest expense of $281.9 million (2013: $332.3 million; 2012: $237.4 million). We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest component related to our interest rate swaps and excluding the amortization of the deferred swap losses from de-designation from our interest expense. Effective interest expense (non-GAAP measure) was $396.5 million (2013: $332.3 million; 2012: $237.4 million) for 2014.
The change in average borrowed funds and interest expense for 2014 versus 2013 was primarily the result of a decrease in our average repurchase agreement borrowings for agency RMBS offset by an increase in average borrowings for asset-backed securities. We finance our residential loans-held-for-investment through ABS issued by consolidated securitization trusts. The number of consolidated securitization trusts increased from five at December 31, 2013 to ten at December 31, 2014.
The increase in average borrowed funds and interest expense for 2013 versus 2012 was primarily the result of increasing the size of our investment portfolio, hedging costs from additional interest rate swaps, the issuance of our exchangeable senior notes and costs attributed to ABS.
For the year ended December 31, 2014, our cost of funds was 1.61% (2013: 1.84%; 2012: 1.68%). For the year ended December 31, 2014, our effective cost of funds (non-GAAP measure) was 2.27% (2013: 1.84%; 2012: 1.68%). The increase in our effective cost of funds (non-GAAP measure) was the result of de-designation of our interest rate swaps.
Net Interest Income
Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2014, totaled $412.0 million (2013: $350.1 million; 2012: $329.4 million). Our net interest rate margin for the year ended December 31, 2014, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.89% (2013: 1.48%; 2012: 1.79%). The increase in net interest income and net interest margin was primarily the result of increasing the size of our investment portfolio and decreasing average borrowed funds in 2014 versus 2013.
Our effective net interest income (non-GAAP measure), which equals net interest income less effective interest expense (non-GAAP measure), for the year ended December 31, 2014, totaled $297.4 million (2013: $350.1 million; 2012: $329.4 million). Our effective interest rate margin (non-GAAP measure) for the year ended December 31, 2014 was 1.23% (2013: 1.48%; 2012: 1.79%). The decrease in effective interest rate margin was primarily due to de-designation of our interest rate swaps.
The increase in net interest income for 2013 versus 2012 was primarily the result of increasing the size of our investment portfolio, while the decrease in our net interest rate margin was a direct result of the change in our portfolio composition and an increase in our cost of funds from additional interest rate swaps, the issuance of our exchangeable senior note and ABS. Refer to the average balance table in the “Results of Operations” section above for changes in average portfolio balance and asset mix.
Provision for Loan Losses
We evaluated our residential loans held-for-investment and commercial loans held-for-investment to determine if it is probable that all amounts due will not be collected according to the terms of the loan agreements. Based upon this analysis, we recorded a decrease in the provision for loan losses of $142,000 for the year ended December 31, 2014 (2013: $884,000 increase; 2012: $0). Our provision for loan losses is solely for residential loans held-for-investment by consolidated securitization trusts. We have evaluated the collectibility of its commercial loans held-for-investment and determined that no provision for loan losses is required as of December 31, 2014 and 2013.
Gain/Loss on Sale of Investments
As part of our investment process, all of our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. The changes in interest rates resulted in a decline in the value of Agency RMBS during 2014. We sold securities and recognized a net loss of $79.4 million for the year ended December 31, 2014 (2013: $199.4 million net loss; 2012: $48.2 million net gain).

Loss on Other-Than-Temporary Impaired Securities
For the years ended December 31, 2014, 2013 and 2012, we did not recognize any losses on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed Securities” of our consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the year ended December 31, 2014, we recorded equity in earnings of unconsolidated ventures of $6.8 million (2013: $5.4 million; 2012: $7.2 million). Equity in earnings of unconsolidated ventures increased $1.4 million in 2014 compared to 2013 primarily due to higher realized gains on sales of underlying portfolio investments than in the 2013 period.
Equity in earnings of unconsolidated ventures decreased $1.8 million in 2013 compared to 2012 primarily due to higher unrealized appreciation on portfolio investments offset by lower realized gains on sale of underlying portfolio investments.
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
Effective December 31, 2013, we elected to discontinue hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. As a result of the de-designation, the accounting treatment for interest rate swap agreements changed prospectively. Refer to Note 8 - "Derivatives and Hedging Activities" of our consolidated financial statements for further information.
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Year ended December 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

$ in thousands	Year ended December 31, 2013
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps Ineffectiveness	—	—	535	535
Interest Rate Swaptions	56,279	—	(17,048)	39,231
Futures Contracts	(2,353)	—	2,590	237
Total	53,926	—	(13,923)	40,003

$ in thousands	Year ended December 31, 2012
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps Ineffectiveness	—	—	(369)	(369)
Interest Rate Swaptions	—	—	(3,863)	(3,863)
Total	—	—	(4,232)	(4,232)
As of December 31, 2014 and 2013, we held the following interest rate swaps whereby we receive interest at a 1-month LIBOR rate:

$ in thousands	December 31, 2014				December 31, 2013
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps(1)	9,400,000	2.08%	0.16%	3.76	10,850,000	2.06%	0.17%	4.5

(1)	Excluding notional amounts for interest rate swaps with forward start date of February 2015 and February 2016

Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of foreign exchange rate losses related to a commercial loan investment denominated in a foreign currency.
Expenses
For the year ended December 31, 2014, we incurred management fees of $37.6 million (2013: $42.6 million; 2012: $35.7 million), which are payable to our Manager under our management agreement. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements for a discussion of our management fee calculation and our relationship with our Manager. Management fees decreased primarily due to a decrease in retained earnings and stock repurchases of $21.1 million during the three months ended March 31, 2014 and $160.5 million during the three months ended December 31, 2013.
Management fees increased from $35.7 million in 2012 to $42.6 million in 2013 primarily due to an increase in stockholders' equity resulting from our follow-on common stock and preferred stock offerings in 2012 and 2013.
For the year ended December 31, 2014, our general and administrative expense of $15.3 million (2013: $10.5 million; 2012: $4.0 million) includes operating expenses not covered under our management agreement. These expenses primarily consist of direct operating costs of our consolidated residential loan securitizations, directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The 2014 and 2013 increase in general and administrative costs compared to prior years is primarily attributable to organization and direct operating costs of our ten consolidated residential loan securitizations, which amounted to $7.2 million in 2014 and $3.7 million in 2013. In addition, costs for audit, tax, and accounting services increased in 2014 and 2013 compared to prior years due to the change in our portfolio composition.

Net Income (loss) after Preferred Dividends and Return on Average Equity
For the year ended December 31, 2014, our net loss after preferred dividends was $219.1 million (2013: $132.3 million net income; 2012: $338.6 million net income) and our annualized loss on average equity was 9.07% (2013: 5.13% income; 2012: 14.96% income). The change in net income (loss) after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions in the 2014 period versus 2013 period. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the year ended December 31, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $223.9 million. In addition, during the year ended December 31, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $85.2 million.

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
We held cash and cash equivalents of $164.1 million at December 31, 2014 (2013: $210.6 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $379.7 million for the year ended December 31, 2014 (2013: $490.5 million; 2012: $427.5 million). The cash provided by operating activities decreased due to the decline in our average assets and slower prepayment speeds on the MBS portfolio during the year ended December 31, 2014 as compared to the year ended December 31, 2013. During the year ended December 31, 2013 as compared to the year ended December 31, 2012, the cash provided by operating activities increased due to the increase in net interest income earned by our portfolio.
Our investing activities used net cash of $912.4 million for the year ended December 31, 2014 (2013: $2.3 billion; 2012: $3.7 billion). During the year ended December 31, 2014 we utilized cash to purchase $4.3 billion in MBS and $1.8 billion in residential loans. In addition, during the year ended December 31, 2014 we originated commercial loans of $83.5 million. These purchases were offset by proceeds from asset sales of $3.3 billion and principal payments on MBS of $1.9 billion and principal repayments on residential loans of $255.7 million.
During the year ended December 31, 2013 we utilized cash to purchase $8.3 billion in MBS and $1.9 billion in residential loans which were offset by proceeds from asset sales of $5.0 billion, principal payments on MBS of $2.8 billion and principal repayments on residential loans of $44.0 million. In addition, during the year ended December 31, 2013, we originated commercial loans of $64.0 million.
During the year ended December 31, 2012 we utilized cash to purchase $9.2 billion in MBS, sold $2.9 billion of MBS and received principal payments of $2.6 billion.
Our financing activities for the year ended December 31, 2014 consisted of net principal repayments on our repurchase agreements of $1.8 billion and principal repayments of ABS issued by securitization trusts of $236.2 million, offset by net proceeds from our secured FHLBI advances of $1.25 billion, net proceeds from ABS issued by securitization trusts of $1.5 billion, net proceeds from our dividend reinvestment and share purchase plan (“DRSPP”) in which we raised approximately $256,000 in equity. In addition, during the year ended December 31, 2014, we raised approximately $149.9 million from our Series B Preferred Stock offering and we repurchased shares of common stock totaling $21.1 million.
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
As of December 31, 2014, our wholly-owned subsidiary, IAS Services LLC, had $1.25 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. As of December 31, 2014, the FHLBI advances were collateralized by CMBS with a fair value of $1.5 billion.
As of December 31, 2014, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.8%, for non-Agency RMBS was 20.1%, for GSE CRT was 27.4% and for CMBS was 18.8%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 30%, for non-Agency RMBS range from a low of 10% to a high of 50%, for GSE CRT range from a low of 25% to a high of 35% and for CMBS range from a low of 10% to a high of 25%. Our effective cost of funds (non-GAAP measure) was 2.27% and 1.84% as of December 31, 2014 and 2013, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.9x as of December 31, 2014 (2013: 7.3x). The decrease in our total debt-to-equity was primarily due to our September 2014 Series B Preferred Stock Offering.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the year ended December 31, 2014, we issued 15,505 shares of common stock (2013: 1,770,106 shares; 2012: 776,361 shares) at an average price of $16.52 under the DRSPP with total proceeds of approximately $256,000, of which no shares of common stock were issued under the waiver feature of the DRSPP.
In December 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. In December 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. Shares of the our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the twelve months ended December 31, 2014, we repurchased 1,438,213 (2013: 10,720,003) shares of our common stock at an average repurchase price of $14.69 (2013: $14.97) per share for a net cost of $21.1 million (2013: $160.5 million), including acquisition expenses. During the three months ended December 31, 2014, we did not repurchase any shares of our common stock. As of December 31, 2014, we had authority to purchase 14,841,784 shares of our common stock through our share repurchase program.
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
Forward-Looking Statements Regarding Liquidity
Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.
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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements for details of our reimbursements to our Manager.

Contractual Commitments
As of December 31, 2014, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	13,622,677	13,622,677	—	—	—
Secured loans	1,250,000	—	—	—	1,250,000
Unfunded investments in unconsolidated ventures	30,951	6,743	24,208	—	—
Exchangeable senior notes	400,000	—	—	400,000	—
Participation interest	150	—	150	—	—
Commercial loans	4,980	3,357	1,623	—	—
Total contractual obligations (1)	15,308,758	13,632,777	25,981	400,000	1,250,000
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	2,902,378	378,184	624,221	475,730	1,424,243
Anticipated interest payments on ABS (3)	650,520	89,645	145,325	109,235	306,315
Total obligations of entities consolidated for financial reporting purposes	3,552,898	467,829	769,546	584,965	1,730,558
Total consolidated obligations and commitments	18,861,656	14,100,606	795,527	984,965	2,980,558

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
As of December 31, 2014, we have approximately $15.7 million, $70.9 million and $44.9 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $124.2 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2014, $93.3 million of our commitment has been called. We are committed to fund $31.0 million in additional capital to fund future investments and cover future expenses should they occur.
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
Our only CDS contract was entered into in December 2010. We sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure at any point is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $5.6 million as of December 31, 2014 (2013: $8.0 million). The remaining notional amount of the CDS is $36.7 million at December 31, 2014 compared to $51.8 million at December 31, 2013, and we estimated the fair market value of the CDS to be

$396,000 at December 31, 2014 compared to $654,000 at December 31, 2013. As of December 31, 2014, we have not made any payments related to the CDS contract.
As of December 31, 2014 we held contracts to sell TBAs on a forward basis with an aggregate notional amount of $198.0 million (2013: $0). If a counterparty of one of the TBA agreements that we entered into defaults on its obligations, we may not receive payment or securities due under the TBA agreement and we may lose any unrealized gain associated with that TBA transaction.
As of December 31, 2014, we have unfunded commitments on commercial loans of $5.0 million (2013: $17.4 million).
Stockholders’ Equity
During the year ended December 31, 2014 and 2013, we issued 15,505 (2013:1,770,106) shares of common stock at an average price of $16.52 (2013: $21.31) under the DRSPP. We received total proceeds of approximately $256,000 (2013: $37.7 million), net of issuance costs of $0 (2013: $219,000).
During the twelve months ended December 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. During the three months ended December 31, 2014, we did not repurchase any shares of our common stock. As of December 31, 2014, we had authority to purchase 14,841,784 shares of our common stock through this program.
In September 2014, we completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million. Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears, with the first dividend payment date on December 29, 2014. We may elect to redeem shares of preferred stock at our option after December 27, 2024 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. These shares are not redeemable, convertible into or exchangeable for any of our other property or any of our other securities prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to our independent directors and the executive officers and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. We recognized compensation expense of approximately $282,000 (2013: $165,000; 2012: $166,000) related our non-executive directors for the year ended December 31, 2014. During the year ended December 31, 2014 we issued 14,632 shares (2013: 8,946 shares; 2012: 8,767 shares) of restricted stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $290,000 (2013: $197,000; 2012: $170,000) for the year ended December 31, 2014 related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, we issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the year ended December 31, 2014, we awarded 20,732 restricted stock units to employees of the Manager and its affiliates. During the year ended December 31, 2014, no units were forfeited.
Dividends
We intend to continue to make regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Inflation
Virtually all of our assets and liabilities are sensitive to interest rates. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") at the end of each calendar quarter in 2013. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended December 31, 2014. Consequently, we believe we met the REIT income and asset test as of December 31, 2014. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of December 31, 2014. Therefore, as of December 31, 2014, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2014, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Interest Rate Effect on Net Interest Income
Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and interest rate hedging activities. Most of our repurchase agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread will vary depending on the type of underlying asset which collateralizes the financing. Accordingly, the portion of our portfolio which consists of floating interest rate assets are match-

funded utilizing our expected sources of short-term financing, while our fixed interest rate assets are not match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This increase in borrowing costs results in the narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities.
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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	10.50%	(1.29)%
+0.50%	17.30%	(0.64)%
-0.50%	(25.00)%	0.19%
-1.00%	(51.10)%	0.32%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2014. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of our residential and commercial mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.

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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in

Internal Control — Integrated Framework "(2013)". Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent accountants, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014. Their report dated February 27, 2015, which is included herein, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule-15(f) and 15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2014 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
Item 14. Principal Accounting Fees and Services.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 72-113 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 69 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 67 of this Report.

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

4.3
Specimen 7.75% Series B Fixed-to-Floating Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014).

4.4
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

10.6
First Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated as of July 23, 2012, incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

10.7	Second Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated September 8, 2014.

10.8	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2009.

10.9	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.10	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.11	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate	114
Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Invesco Mortgage Capital Inc.
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Invesco Mortgage Capital Inc.
We have audited the internal control over financial reporting of Invesco Mortgage Capital Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania

February 27, 2015

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
In thousands except share amounts	December 31, 2014	December 31, 2013
ASSETS
Mortgage-backed securities, at fair value	17,248,895	17,348,657
Residential loans, held-for-investment (1)	3,365,003	1,810,262
Commercial loans, held-for-investment	145,756	64,599
Cash and cash equivalents	164,144	210,612
Due from counterparties	57,604	1,500
Investment related receivable	38,717	515,404
Accrued interest receivable	66,044	68,246
Derivative assets, at fair value	24,178	262,059
Deferred securitization and financing costs	13,080	13,894
Other investments	106,498	54,403
Other assets	1,098	1,343
Total assets(1)	21,231,017	20,350,979
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,622,677	15,451,675
Secured loans	1,250,000	—
Asset-backed securities issued by securitization trusts (1)	2,929,820	1,643,741
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	254,026	263,204
Dividends and distributions payable	61,757	66,087
Investment related payable	17,008	28,842
Accrued interest payable	29,670	26,492
Collateral held payable	14,890	52,698
Accounts payable and accrued expenses	2,439	4,304
Due to affiliate	9,880	10,701
Total liabilities(1)	18,592,167	17,947,744
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,110,454 and 124,510,246 shares issued and outstanding, respectively	1,231	1,245
Additional paid in capital	2,532,130	2,552,464
Accumulated other comprehensive income (loss)	404,559	(156,993)
Retained earnings (distributions in excess of earnings)	(612,821)	(155,957)
Total stockholders’ equity	2,610,315	2,376,115
Non-controlling interest	28,535	27,120
Total equity	2,638,850	2,403,235
Total liabilities and equity	21,231,017	20,350,979

(1)
The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. As of December 31, 2014 and December 31, 2013, total assets of the consolidated VIEs were $3,380,597 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,938,512 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands except share amounts	2014	2013	2012
Interest Income
Mortgage-backed securities	596,357	646,787	566,830
Residential loans	88,073	34,122	—
Commercial loans	9,508	1,451	—
Total interest income	693,938	682,360	566,830
Interest Expense
Repurchase agreements	188,699	287,547	237,405
Secured loans	2,576	—	—
Exchangeable senior notes	22,461	18,023	—
Asset-backed securities	68,159	26,682	—
Total interest expense	281,895	332,252	237,405
Net interest income	412,043	350,108	329,425
(Reduction in) provision for loan losses	(142)	884	—
Net interest income after provision for loan losses	412,185	349,224	329,425
Other income (loss)
Gain (loss) on sale of investments, net	(79,430)	(199,449)	48,215
Equity in earnings of unconsolidated ventures	6,786	5,345	7,169
Gain (loss) on derivative instruments, net	(487,469)	40,003	(4,232)
Realized and unrealized credit default swap income	1,093	1,127	3,115
Other investment income (loss), net	(2,045)	—	—
Total other income (loss)	(561,065)	(152,974)	54,267
Expenses
Management fee — related party	37,599	42,639	35,658
General and administrative	15,267	10,505	4,026
Total expenses	52,866	53,144	39,684
Net income (loss)	(201,746)	143,106	344,008
Net income (loss) attributable to non-controlling interest	(2,301)	1,486	4,123
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(199,445)	141,620	339,885
Dividends to preferred stockholders	17,378	10,851	5,395
Net income (loss) attributable to common stockholders	(216,823)	130,769	334,490
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.76)	0.99	2.89
Diluted	(1.76)	0.99	2.89
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668
Diluted	124,529,934	134,173,691	117,012,500
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
In thousands	2014	2013	2012
Net income (loss)	(201,746)	143,106	344,008
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities	403,435	(874,545)	573,158
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on sales of investments, net	79,430	199,449	(48,215)
Unrealized gain (loss) on derivative instruments	—	263,135	(182,272)
Reclassification of unrealized loss on derivative instruments to gain (loss) on derivatives, net	—	166,016	142,982
Reclassification of amortization of repurchase agreements interest expense to repurchase agreements interest expense	85,176	—	—
Total Other comprehensive income (loss)	568,041	(245,945)	485,653
Comprehensive income (loss)	366,295	(102,839)	829,661
Less: Comprehensive (income) loss attributable to non-controlling interest	(4,188)	1,029	(10,049)
Less: Dividends to preferred stockholders	(17,378)	(10,851)	(5,395)
Comprehensive income (loss) attributable to common stockholders	344,729	(112,661)	814,217
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	—	—	—	115,395,695	1,154	2,299,543	(393,291)	(15,068)	1,892,338	25,075	1,917,413
Net income	—	—	—	—	—	—	—	—	339,885	339,885	4,123	344,008
Other comprehensive income (loss)	—	—	—	—	—	—	—	479,727	—	479,727	5,926	485,653
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	787,882	8	16,415	—	—	16,423	—	16,423
Proceeds from issuance of preferred stock, net of offering costs	5,600,000	135,362	—	—	—	—	—	—	—	135,362	—	135,362
Stocks awards	—	—	—	—	11,923	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(300,574)	(300,574)	—	(300,574)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(3,706)	(3,706)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,395)	(5,395)	—	(5,395)
Amortization of equity-based compensation	—	—	—	—	—	—	332	—	—	332	4	336
Balance at December 31, 2012	5,600,000	135,362	—	—	116,195,500	1,162	2,316,290	86,436	18,848	2,558,098	31,422	2,589,520
Net income	—	—	—	—	—	—	—	—	141,620	141,620	1,486	143,106
Other comprehensive income (loss)	—	—	—	—	—	—	—	(243,429)	—	(243,429)	(2,516)	(245,945)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	19,020,106	190	396,280	—	—	396,470	—	396,470
(Cost) proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	—	—	(6)	—	(6)
Repurchase of shares of common stock	—	—	—	—	(10,720,003)	(107)	(160,419)	—	—	(160,526)	—	(160,526)
Stocks awards	—	—	—	—	14,643	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(305,574)	(305,574)	—	(305,574)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Preferred stock dividends	—	—	—	—	—	—	—	—	(10,851)	(10,851)	—	(10,851)
Amortization of equity-based compensation	—	—	—	—	—	—	313	—	—	313	4	317
Balance at December 31, 2013	5,600,000	135,356	—	—	124,510,246	1,245	2,552,464	(156,993)	(155,957)	2,376,115	27,120	2,403,235
Net income (loss)	—	—	—	—	—	—	—	—	(199,445)	(199,445)	(2,301)	(201,746)
Other comprehensive income (loss)	—	—	—	—	—	—	—	561,552	—	561,552	6,489	568,041
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	15,505	—	256	—	—	256	—	256
Proceeds from issuance of preferred stock, net of offering costs	—	—	6,200,000	149,860	—	—	—	—	—	149,860	—	149,860
Repurchase of shares of common stock	—	—	—	—	(1,438,213)	(14)	(21,116)	—	—	(21,130)	—	(21,130)
Stocks awards	—	—	—	—	22,916	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(240,041)	(240,041)	—	(240,041)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,378)	(17,378)	—	(17,378)
Amortization of equity-based compensation	—	—	—	—	—	—	526	—	—	526	6	532
Balance at December 31, 2014	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	404,559	(612,821)	2,610,315	28,535	2,638,850
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	(201,746)	143,106	344,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and (discounts), net	124,610	180,121	139,624
Amortization of residential loan and asset-backed securities premiums (discounts), net	2,761	994	—
Amortization of commercial loan origination fees	(9)	(26)	—
(Reduction in) provision for loan losses	(142)	884	—
Unrealized (gain) loss on derivative instruments, net	215,499	13,923	4,232
Unrealized (gain) loss on credit default swap, net	258	865	(180)
(Gain) loss on sale of mortgage-backed securities, net	79,430	199,449	(48,215)
(Gain) loss on derivative instruments, net	72,187	(56,279)	—
Equity in earnings of unconsolidated ventures	(6,786)	(5,345)	(7,169)
Amortization of equity-based compensation	532	317	336
Amortization of deferred securitization and financing costs	3,013	2,446	—
Amortization of deferred swap losses from de-designation	85,176	—	—
Non-cash interest income capitalized in commercial loans	(768)	(832)	—
(Gain) loss on foreign currency transactions, net	2,718	—	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	2,473	(5,280)	(8,727)
Increase in operating liabilities	456	16,099	3,541
Net cash provided by operating activities	379,662	490,442	427,450
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(4,339,442)	(8,323,891)	(9,171,750)
(Contributions) distributions (from) to investments in unconsolidated ventures, net	7,191	(3,757)	40,661
Change in other investments	(52,500)	—	(10,000)
Principal payments from mortgage-backed securities	1,909,632	2,818,987	2,618,003
Proceeds from sale of mortgage-backed securities	3,266,040	5,041,249	2,851,711
Payment of premiums for interest rate swaptions	(10,328)	(72,723)	(8,813)
Proceeds from termination of interest rate swaptions	—	114,538	—
Payments for termination of futures contracts and TBAs	(48,913)	—	—
Purchase of residential loans held-for-investment	(1,816,638)	(1,857,673)	—
Principal payments from residential loans held-for-investment	255,662	43,869	—
Principal payments from commercial loans held-for-investment	399	—	—
Origination and advances of commercial loans, net of origination fees	(83,483)	(63,741)	—
Net cash used in investing activities	(912,380)	(2,303,142)	(3,680,188)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	256	396,465	16,316
Repurchase of common stock	(21,130)	(160,527)	—
Proceeds from (cost of) issuance of preferred stock	149,896	(6)	135,362
Due from counterparties	(54,679)	(1,500)	74,496
Collateral held payable	(32,014)	46,904	(17,324)
Proceeds from repurchase agreements	141,072,770	182,456,110	153,409,971
Principal repayments of repurchase agreements	(142,901,817)	(182,697,053)	(149,970,390)
Proceeds from issuance of exchangeable senior notes	—	400,000	—
Proceeds from asset-backed securities issued by securitization trusts	1,525,905	1,687,127	—
Principal repayments of asset-backed securities issued by securitization trusts	(236,210)	(41,722)	—
Proceeds from secured loans	2,835,247	—	—
Principal repayments on secured loans	(1,585,247)	—	—
Payments of deferred costs	(2,199)	(16,181)	—
Payments of dividends and distributions	(264,528)	(332,779)	(306,443)
Net cash provided by financing activities	486,250	1,736,838	3,341,988
Net change in cash and cash equivalents	(46,468)	(75,862)	89,250
Cash and cash equivalents, beginning of period	210,612	286,474	197,224
Cash and cash equivalents, end of period	164,144	210,612	286,474
Supplement Disclosure of Cash Flow Information
Interest paid	193,275	320,253	234,507
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	482,865	(245,945)	485,653
Dividends and distributions declared not paid	61,757	66,087	79,165
(Receivable) / payable for mortgage-backed securities sold / purchased, net	457,643	(522,492)	121,056
Repurchase agreements, not settled	49	(27,842)	27,841
Collateral held payable, not settled	(5,794)	5,794	—
Net change in due from counterparties	(1,425)	—	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company is externally managed and advised by Invesco Advisers, Inc. (the "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
The Company conducts its business through IAS Operating Partnership L.P. (the “Operating Partnership”) as its sole general partner. As of December 31, 2014 the Company owned 98.9% of the Operating Partnership and a wholly-owned subsidiary of Invesco owned the remaining 1.1%. The Company has one operating segment.
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
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with the Company's taxable year ended December 31, 2009. To maintain the Company’s REIT qualification, the Company is generally required to distribute at least 90% of its REIT taxable income to its stockholders annually. The Company operates its business in a manner that permits exclusion from the "Investment Company" definition under the Investment Company Act of 1940, as amended.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. The consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity ("VIE") because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of asset-backed securities payable from the cash flows generated by the underlying pools of residential mortgage loans. The securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the asset-backed securities issued by the securitization trusts is sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential loans held-for-investment in its consolidated balance sheets. The asset-backed securities issued to third parties are recorded as liabilities on the Company's consolidated balance sheets. The Company records interest income on the residential loans held-for-investment and interest expense on the asset-backed securities issued to third parties in the Company's consolidated statements of operations. The Company eliminates all intercompany balances and transactions between itself and the consolidated securitization trusts. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation of securitization trusts.
The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company's determination of whether it is the primary beneficiary of a securitization trust includes both a qualitative and quantitative analysis. The Company determined that it was the primary beneficiary of certain securitization trusts because it was involved in certain aspects of the design of the securitization trusts and has certain default oversight rights on defaulted residential loans. In addition, the Company owns the most subordinated class of asset-backed securities issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trust that could potentially be significant to the securitization trust. The Company assesses modifications to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company's initial consolidation assessment.
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
To gain comfort that vendor prices are representative of current market information, the Company compares the transaction prices of security purchases and sales to the valuation levels provided by the vendors. Price differences exceeding pre-defined tolerance levels are identified and investigated and may be challenged. Trends are monitored over time and if there are indications that the valuations are not comparable to market activity, the vendors are asked to provide detailed information regarding their methodology and inputs. Transparency tools are also available from the vendors which help the Company understand data points and/or market inputs used for pricing securities.
In addition, the Company performs due diligence procedures on all vendors on at least an annual basis. A questionnaire is sent to vendors which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each vendor’s office.

As described in Note 10 - "Fair Value of Financial Instruments," the Company evaluates the source used to provide the market price for each security and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security.
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
Available-for-sale mortgage-backed securities are measured at fair value. Unrealized gains or losses arising from changes in fair value, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of mortgage-backed securities are determined based upon the specific identification method.
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
The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
For debt securities, the Company recognizes in earnings and reflects as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that the Company intends to sell or for which it is more likely than not that the Company will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
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
Where an individual commercial loan is deemed to be impaired, the Company records an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate, with a corresponding charge to provision for loan losses on the Company's consolidated statements of operations.
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
Residential Loans
The Company recognizes interest income from residential loans on an accrual basis and amortizes the related premiums into interest income using the effective interest method over the weighted average life of these loans. In estimating the weighted average life of these loans, there are a number of assumptions that are subject to estimation, including the rate and timing of principal payments, defaults, loss severity given default and other factors. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in nonaccrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers after a loan becomes greater than 90 days past due is recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, nonaccrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Commercial Loans
The Company recognizes interest income from commercial loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related originating fees, net of origination cost are amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2014, the Company had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
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
Investments in Unconsolidated Ventures
The Company’s non-controlling investments in unconsolidated ventures are included in other assets in the consolidated balance sheets and are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
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
The Company currently reflects all proceeds from repurchase agreement borrowings and repayment of repurchase agreement borrowings on a gross basis in its consolidated statements of cash flows. The Company records the cash portion of its investment in mortgage-backed securities as an investment related receivable from the counterparty on its consolidated balance sheets.
If a transaction does not comply with the criteria for gross presentation, the Company would account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase such assets as a derivative instrument. The forward commitment would be recorded at fair value with subsequent changes in fair value recognized in income.

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
Dividends and Distributions Payable
Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common stockholders, preferred stockholders, and an Invesco wholly-owned subsidiary, the non-controlling interest common unit holder of the Operating Partnership.
Earnings (Loss) per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership ("OP Units"), exchangeable debt, and unvested restricted stock and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with the Company’s common and preferred stock offerings are reflected as a reduction of additional paid-in-capital and preferred stock, respectively.
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
The Company evaluates the terms and conditions of its holdings of swaptions, futures contracts, currency forward contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly swaptions, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company's taxable year ended December 31, 2009. Accordingly, the Company will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that the Company makes qualifying distributions to its common stockholders, and provided the Company satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on the Company's results of operations and amounts available for distribution to stockholders.
A REIT’s dividend paid deduction for qualifying dividends to the Company’s stockholders is computed using its REIT taxable income as opposed to net income reported on the consolidated financial statements. REIT taxable income will generally differ from net income because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
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
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common stockholders.
Recent Accounting Pronouncements
None
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance that changes the requirements for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a component of an entity or group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Early application for a public company is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued guidance that provides a measurement alternative for an entity that consolidates a collateralized financing entity ("CFE") and has elected the fair value option for the financial assets and financial liabilities of such CFE. If the CFE has elected the fair value option, the reporting entity would measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The guidance will require certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company has not elected the fair value option for reporting the financial assets and financial liabilities of the CFEs that it consolidates as of December 31, 2014. Accordingly, the new guidance is not expected to have an impact on the Company’s consolidated financial statements.
In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. U.S. GAAP currently requires that a company separately classify, disclose and present extraordinary events and transactions. The guidance eliminates the concept of extraordinary items from U.S. GAAP. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued modifications to existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements, as well as the available transition methods.

Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at December 31, 2014 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	3,061,647	3,061,647
CMBS	3,469,835	3,469,835
Total	6,531,482	6,531,482
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company has determined that it is the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of December 31, 2014 and December 31, 2013. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	December 31, 2014	December 31, 2013
Residential loans, held-for-investment	3,365,003	1,810,262
Accrued interest receivable	10,562	5,647
Deferred costs	5,032	3,386
Total assets	3,380,597	1,819,295
Accrued interest and accrued expenses payable	8,692	4,659
Asset-backed securities	2,929,820	1,643,741
Total liabilities	2,938,512	1,648,400
The Company’s risk with respect to each investment in a securitization trust is limited to its direct ownership in the securitization trust. The residential loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the asset-backed securities issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitization trusts for the period ended December 31, 2014.
For the year ended December 31, 2014, the Company invested in and consolidated five new securitization trusts. The following table presents the balances of the assets and liabilities of the newly consolidated securitization trusts before consolidation into the Company. The current period activity for the securitization trusts is reflected in the Company’s consolidated financial statements.

$ in thousands	2014
Residential loans, held-for-investment	1,816,638
Accrued interest receivable	6,056
Total assets	1,822,694
Accrued interest and accrued expenses payable	6,056
Asset-backed securities issued by securitization trusts	1,816,638
Total liabilities	1,822,694
The Company did not deconsolidate any securitization trusts during the year ended December 31, 2014.
Residential Loans Held by Consolidated Securitization Trust
Residential loans held by consolidated securitization trusts are carried at unpaid principal balance net of any premiums and discount and an allowance for loan losses. The residential loans are secured by a lien on the underlying residential property.

The following table details the carrying value for residential loans held-for-investment at December 31, 2014 and December 31, 2013.

$ in thousands	December 31, 2014	December 31, 2013
Principal balance	3,332,192	1,783,983
Unamortized premium (discount), net	33,553	27,163
Recorded investment	3,365,745	1,811,146
Allowance for loan losses	(742)	(884)
Carrying value	3,365,003	1,810,262
The following table summarizes residential loans held-for-investment at December 31, 2014 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	622	2,746	716	99	27	7	18	18	4,253
Current Principal Balance	465,218	2,092,439	613,351	100,761	25,910	3,006	17,632	13,875	3,332,192
Net Weighted Average Coupon Rate	3.73%	3.53%	3.32%	3.40%	3.77%	3.71%	5.03%	4.74%	3.53%
Weighted Average Maturity (years)	29.32	28.47	27.96	26.42	25.90	24.41	23.58	22.51	28.36
Current Performance:
Current	463,704	2,089,570	612,369	100,761	25,910	3,006	17,632	13,875	3,326,827
30 Days Delinquent	1,514	2,869	982	—	—	—	—	—	5,365
60 Days Delinquent	—	—	—	—	—	—	—	—	—
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	465,218	2,092,439	613,351	100,761	25,910	3,006	17,632	13,875	3,332,192
The following table summarizes the geographic concentrations of residential loans held-for-investment at December 31, 2014 based on principal balance outstanding.

State	Percent
California	53.2%
New York	6.0%
Massachusetts	4.9%
Illinois	4.3%
Maryland	3.0%
Other states (none greater than 4%)	28.6%
Total	100.0%
The following table presents future contractual minimum annual principal payments of residential loans held-for-investment at December 31, 2014.

$ in thousands
Scheduled Principal	December 31, 2014
Within one year	58,621
One to three years	124,341
Three to five years	135,132
Greater than or equal to five years	3,014,098
Total	3,332,192
Allowance for loan losses on Residential Loans Held by Consolidated Securitization Trusts
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company establishes and maintains an allowance for loan losses on residential loans held by consolidated securitization trusts based on the Company's estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2014 and December 31, 2013.

$ in thousands	December 31, 2014	December 31, 2013
Balance at beginning of period	(884)	—
Charge-offs, net	—	—
Reduction in (provision) for loan losses	142	(884)
Balance at end of period	(742)	(884)
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 28.94 years and 29.45 years) at December 31, 2014 and December 31, 2013, respectively. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.
The asset-backed securities are collateralized by residential loans held in the securitization trusts as summarized in the following table at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
	ABS	Residential Loans	ABS	Residential Loans
$ in thousands	Outstanding	Held as Collateral	Outstanding	Held as Collateral
Principal balance	2,902,378	3,332,192	1,633,688	1,783,983
Interest-only securities	15,040	—	11,137	—
Unamortized premium	23,735	41,928	9,906	32,938
Unamortized discount	(11,333)	(8,375)	(10,990)	(5,775)
Allowance for loan losses	—	(742)	—	(884)
Carrying value	2,929,820	3,365,003	1,643,741	1,810,262
Range of weighted average interest rates	2.8% - 4.0%		2.8% - 3.5%
Number of securitization trusts consolidated	10		5
The following table presents the estimated principal repayment schedule of asset-backed securities issued by securitization trusts at December 31, 2014 based on estimated cash flows of the underlying residential mortgage loans, as adjusted for projected prepayments and losses on such loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary.

$ in thousands
Estimated principal repayment	December 31, 2014
Within one year	378,184
One to three years	624,221
Three to five years	475,730
Greater than or equal to five years	1,424,243
Total	2,902,378
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

The following tables present certain information about the Company’s MBS portfolio at December 31, 2014 and 2013.

December 31, 2014
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM*	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.70%	4.12%	4.86%
GSE CRT(7)	615,000	25,573	640,573	(15,149)	625,424	4.85%	4.11%	4.02%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,309)	16,917,401	331,494	17,248,895	3.74%	3.38%	3.49%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2014 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates, which represent 1.3% of the balance based on fair value.

December 31, 2013
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain, net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)(6)	4,217,230	(640,797)	3,576,433	30,895	3,607,328	3.72%	2.80%	4.63%
GSE CRT	144,500	22,163	166,663	1,318	167,981	7.13%	3.82%	5.85%
CMBS(7)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%

(1)	Net WAC as of December 31, 2013 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2013 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes interest only securities, which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 61.1% variable rate, 33.9% fixed rate, and 5.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $438.1 million is non-accretable.

(7)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 7.5% and 1.0% of the balance based on fair value, respectively.

The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of December 31, 2014 and 2013.

$ in thousands	December 31, 2014	% of Non-Agency	December 31, 2013	% of Non-Agency
Re-REMIC	1,000,635	32.7%	1,444,376	40.0%
Prime	969,849	31.7%	1,336,821	37.1%
Alt-A	694,467	22.7%	801,919	22.2%
Subprime/reperforming	396,696	12.9%	24,212	0.7%
Total Non-Agency	3,061,647	100.0%	3,607,328	100.0%
The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of December 31, 2014 and 2013.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2014	December 31, 2013
0% - 10%	7.0%	4.8%
10% - 20%	4.4%	3.5%
20% - 30%	11.9%	14.7%
30% - 40%	26.1%	25.2%
40% - 50%	31.8%	38.6%
50% - 60%	15.2%	8.5%
60% - 70%	3.6%	4.7%
Total	100.0%	100.0%

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

The components of the carrying value of the Company’s investment portfolio at December 31, 2014 and 2013 are presented below.

$ in thousands	December 31, 2014	December 31, 2013
Principal balance	18,505,710	20,673,443
Unamortized premium	549,816	646,189
Unamortized discount	(2,138,125)	(3,819,604)
Gross unrealized gains	439,706	291,725
Gross unrealized losses	(108,212)	(443,096)
Fair value	17,248,895	17,348,657
The following table summarizes the Company’s MBS portfolio according to estimated weighted average life classifications as of December 31, 2014 and 2013.

$ in thousands	December 31, 2014	December 31, 2013
Less than one year	440,471	101,251
Greater than one year and less than five years	7,997,709	5,958,852
Greater than or equal to five years	8,810,715	11,288,554
Total	17,248,895	17,348,657

The following tables present the estimated fair value and gross unrealized losses of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

December 31, 2014	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT	306,603	(25,346)	13	—	—	—	306,603	(25,346)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,871)	111	2,734,465	(66,341)	121	4,588,703	(108,212)	232

December 31, 2013	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
GSE CRT	—	—	—	—	—	—	—	—	—
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412
Gross unrealized losses on the Company’s Agency RMBS were $46.1 million at December 31, 2014. Due to the inherent credit quality of Agency RMBS, the Company determined that at December 31, 2014, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $62.2 million at December 31, 2014. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds and market fluctuations.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
$ in thousands	2014	2013	2012
Accumulated other comprehensive income (loss) from investment securities:
Unrealized gain (loss) on MBS at beginning of period	(151,371)	523,725	(1,218)
Unrealized gain (loss) on MBS, net	482,865	(675,096)	524,943
Balance at end of period	331,494	(151,371)	523,725
During the years ended December 31, 2014, 2013 and 2012 the Company reclassified $79.4 million of net unrealized losses, $199.4 million of net unrealized losses and $48.2 million of net unrealized gain respectively from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments. The following table summarizes the Company's gross realized gains and losses for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
$ in thousands	2014	2013	2012
Gross realized gains on sale of investments	16,353	39,131	61,254
Gross realized losses on sale of investments	(95,783)	(238,580)	(13,039)
Net realized gains (losses) on sale of investments	(79,430)	(199,449)	48,215
The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for three or more consecutive months for other-than-temporary impairment. This analysis includes evaluating the individual loans in each security to determine estimated future cash flows. Individual loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. To the extent a security is deemed impaired, the amount by which the amortized cost exceeds the security's market value would be considered other-than-temporary impairment.
The Company did not have other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.
The following table presents components of interest income on the Company’s MBS portfolio for the years ended December 31, 2014, 2013 and 2012.

For the Year ended December 31, 2014
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	403,403	(106,116)	297,287
Non-Agency	135,178	12,257	147,435
GSE CRT	22,964	(3,255)	19,709
CMBS	159,363	(27,496)	131,867
Other	59	—	59
Total	720,967	(124,610)	596,357

For the Year ended December 31, 2013
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	530,220	(161,149)	369,071
Non-Agency	155,770	9,327	165,097
GSE CRT	630	(84)	546
CMBS	140,094	(28,215)	111,879
Other	194	—	194
Total	826,908	(180,121)	646,787

For the Year ended December 31, 2012
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	517,651	(157,239)	360,412
Non-Agency	111,191	19,010	130,201
GSE CRT	—	—	—
CMBS	77,701	(1,395)	76,306
Other	(89)	—	(89)
Total	706,454	(139,624)	566,830

Note 5 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment consist of a first mortgage loan, mezzanine loans and other subordinate interests purchased or originated by the Company as of December 31, 2014 and 2013.
December 31, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	41	20,019	1,623
Subordinate interests:
Mezzanine loans	4	71,643	(94)	71,549	3,357
Other (1)	2	54,188	—	54,188	—
Total	7	145,809	(53)	145,756	4,980
(1) Other subordinate interests include a B-note and a preferred equity investment.
December 31, 2013

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	20,000	88	20,088	2,000
Subordinate interests:
Mezzanine loans	3	44,624	(113)	44,511	15,376
Total	4	64,624	(25)	64,599	17,376
Refer to Note 2 - "Summary of Significant Accounting Policies" for the credit quality factors considered in evaluating commercial loans held-for-investment for impairment. These loans were not impaired, and no allowance for loan losses has been recorded as of December 31, 2014 and 2013.

Note 6 – Other Investments
The following table summarizes the Company's other investments as of December 31, 2014 and 2013:

$ in thousands	December 31, 2014	December 31, 2013
FHLBI stock	62,500	—
Investments in unconsolidated ventures	43,998	44,403
Debt security	—	10,000
Total	106,498	54,403
IAS Services LLC is required to purchase and hold FHLBI stock as a condition of membership in FHLBI. The stock is recorded at cost.
The Company has invested in unconsolidated ventures that are managed by an affiliate of the Company's Manager. The unconsolidated ventures invest in the Company's target assets. Refer to Note 15 - "Commitments and Contingencies" for additional details regarding the Company's commitments to these unconsolidated ventures.
Note 7 – Borrowings
The Company has entered into repurchase agreements, secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at December 31, 2014 and 2013.

$ in thousands	December 31, 2014			December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	9,018,818	0.35%	18	10,281,154	0.38%	19
Non-Agency RMBS	2,676,626	1.51%	36	2,974,998	1.60%	33
GSE CRT	468,782	1.55%	27	113,066	1.49%	42
CMBS	1,458,451	1.32%	26	2,082,457	1.39%	23
Secured Loans	1,250,000	0.37%	3,472	—	—%	—
Exchangeable Senior Notes	400,000	5.00%	1,170	400,000	5.00%	1,535
Total	15,272,677	0.81%	335	15,851,675	0.86%	60
The Company finances its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at December 31, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2014 and 2013.

December 31, 2014 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,517,530	11.1%	1,925,973	(1)
HSBC Securities (USA) Inc	1,190,769	8.7%	1,225,194
Royal Bank of Canada	1,057,798	7.8%	1,278,612
Citigroup Global Markets Inc.	979,247	7.2%	1,157,265	(2)
South Street Securities LLC	961,938	7.1%	1,020,054
Banc of America Securities LLC	791,196	5.9%	875,984	(3)
ING Financial Market LLC	767,733	5.6%	820,166
Mitsubishi UFJ Securities (USA), Inc.	710,058	5.2%	744,836
J.P. Morgan Securities LLC	698,856	5.1%	814,896
Industrial and Commercial Bank of China Financial Services LLC	682,193	5.0%	716,989
Wells Fargo Securities, LLC	627,071	4.6%	754,706
Pierpont Securities LLC	601,222	4.4%	627,534
Morgan Stanley & Co. Incorporated	589,950	4.3%	632,002
BNP Paribas Securities Corp.	559,658	4.1%	622,749
Scotia Capital	521,778	3.8%	542,044
KGS-Alpha Capital Markets, L.P.	407,920	3.0%	430,241
All other counterparties (4)	957,760	7.1%	1,071,019
Total	13,622,677	100.0%	15,260,264

(1) Includes $276.1 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $20.3 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $106.8 million of MBS held as collateral which are eliminated in consolidation.
(4) Represents amounts outstanding with ten counterparties.

December 31, 2013 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
JP Morgan Securities Inc.	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
All other counterparties (2)	579,648	3.6%	615,665
Total	15,451,675	100.0%	17,079,377
(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.
(2) Represents amounts outstanding with six counterparties.
Company MBS held by counterparties as security for repurchase agreements was $15.3 billion and $17.1 billion at December 31, 2014 and 2013, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 112% and 111% for 2014 and 2013, respectively.
No cash collateral was held by the counterparties at December 31, 2014 and 2013.
Secured Loans
In March 2014, the Company's wholly-owned subsidiary, IAS Services LLC, became a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of December 31, 2014, IAS Services LLC, had $1.25 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. These secured advances are due in 2024 and have floating rates based on three-month LIBOR or the three-month FHLB swap rate plus a spread. For the year ended December 31, 2014, IAS Services LLC had average borrowings of $707.8 million with a weighted average borrowing rate of 0.36%.
The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines, as may be revised from time-to-time by the FHLBI.
As of December 31, 2014, the FHLBI advances were collateralized by CMBS with a fair value of $1.5 billion.
The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral. As discussed in Note 6 - "Other

Investments," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due 2018. The total net proceeds to the Company after deducting financing expenses was $387.7 million.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on the second scheduled trading day prior to the maturity date. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes from time to time at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $5.9 million and $5.9 million as of December 31, 2014 and 2013, respectively.
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
The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company, and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, amounts due to the counterparty as set forth by the terms of the CDS agreement would be recorded as a realized loss in the consolidated statements of operations.
Credit Derivatives
The Company's only CDS contract was entered into in the fourth quarter of 2010. The Company sold protection against losses on a specific pool of non-Agency RMBS in the event they exceed a specified loss limit of 25% of the balance of the non-Agency RMBS on the trade date. The maximum exposure is the remaining unpaid principal balance of the underlying RMBS in excess of the specified loss threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of December 31, 2014, the Company has not made any payments related to the CDS contract.

At December 31, 2014 and 2013, the open CDS sold by the Company is summarized as follows:

$ in thousands	December 31, 2014	December 31, 2013
Fair value amount	396	654
Notional amount	36,684	51,823
Maximum potential amount of future undiscounted payments	36,684	51,823
Recourse provisions with third parties	—	—
Collateral held by counterparty	5,642	7,979
Interest Rate Swaps
The Company's repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. In addition, the Company's secured loans have floating interest rates. As such, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposures to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Through December 31, 2013, the Company elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings while the ineffective portion is recorded on a current basis in earnings. Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts reported in AOCI related to the cash flow hedges through December 31, 2013 will remain in AOCI and will be reclassified to interest expense, repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $85.2 million as an increase to interest expense for the year ended December 31, 2014. During the next 12 months, the Company estimates that $66.8 million will be reclassified as an increase to interest expense, repurchase agreements.
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

As of December 31, 2014, the Company had the following interest rate derivatives outstanding:

$ in thousands Counterparty			Notional	Maturity Date	Fixed Interest Rate in Contract
Morgan Stanley Capital Services, LLC			300,000	1/24/2016	2.12%
The Bank of New York Mellon			300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC			300,000	4/5/2016	2.48%
Credit Suisse International			500,000	4/15/2016	2.27%
The Bank of New York Mellon			500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.			500,000	5/16/2016	2.31%
Goldman Sachs Bank USA			500,000	5/24/2016	2.34%
Goldman Sachs Bank USA			250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.			250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.			500,000	6/24/2016	2.51%
Citibank, N.A.			500,000	10/15/2016	1.93%
Deutsche Bank AG			150,000	2/5/2018	2.90%
ING Capital Markets LLC			350,000	2/24/2018	0.95%
Morgan Stanley Capital Services, LLC			100,000	4/5/2018	3.10%
ING Capital Markets LLC			300,000	5/5/2018	0.79%
JPMorgan Chase Bank, N.A.			200,000	5/15/2018	2.93%
UBS AG			500,000	5/24/2018	1.10%
ING Capital Markets LLC			400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc			500,000	9/5/2018	1.04%
Citibank, N.A. CME Clearing House	(2)	(3)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Clearing House	(2)	(3)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.			200,000	3/15/2021	3.14%
Citibank, N.A.			200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(1)		550,000	2/24/2022	2.45%
HSBC Bank USA, National Association			250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc			500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Clearing House	(3)		600,000	8/24/2023	2.88%
UBS AG			250,000	11/15/2023	2.23%
HSBC Bank USA, National Association			500,000	12/15/2023	2.20%
Total			10,550,000		2.13%

(1)	Forward start date of February 2015

(2)	Forward start date of February 2016

(3)
Beginning June 10, 2013, The Dodd-Frank Wall Street Reform and Consumer Protection Act mandates that the Company clear new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty. Central clearing requires the Company to post collateral in the form of initial and variation margin to the clearing house which reduces default risk.

At December 31, 2014, the Company’s counterparties held $57.6 million in cash margin deposits and approximately $230.6 million in Agency RMBS as collateral against its interest rate swaps, CDS, TBAs, currency forward contracts and futures contracts. In addition, several counterparties posted securities of approximately $10.8 million and $14.9 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of December 31, 2014 and 2013, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in mortgage-backed securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.
Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $23.3 million of realized loss for interest rate swaptions that expired unexercised during the year ended December 31, 2014. The Company sold swaptions during the year ended December 31, 2013, realizing a net gain of $56.3 million (2012: $0). For the year ended December 31, 2014, the Company had $10.9 million of unrealized gain (2013: $17.0 million unrealized loss and 2012: $3.9 million of unrealized loss), which represent the change in fair value of our interest rate swaptions that are recognized directly in earnings.
As of December 31, 2014, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	7,738	51	2.33	750,000	3.13%	3M Libor	6.7
Payer	> 6 Months	2,590	271	7.00	300,000	3.13%	3M Libor	6.7
		10,328	322	3.67	1,050,000	3.13%		6.7
TBAs, Futures and Currency Forward Contracts
The Company purchases or sells certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized and unrealized gains and losses associated with the purchases or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of operations.
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

The following table presents information with respect to our derivative instruments:

$ in thousands	Notional Amount as of January 1, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2014	Amount of Realized Gain (loss), net on Derivative Instruments (excluding net interest paid or received) for the year ended December 31, 2014
Interest Rate Swaptions	1,150,000	1,050,000	(1,150,000)	1,050,000	(23,275)
Interest Rate Swaps	12,800,000	—	(2,250,000)	10,550,000	(28,758)
Purchase of TBAs	—	591,000	(591,000)	—	63
Sale of TBAs	—	2,745,000	(2,547,000)	198,000	(10,906)
Futures Contracts	100,000	1,377,000	(1,349,600)	127,400	(11,489)
Currency Forward Contracts	—	103,414	(67,726)	35,688	2,178
Total	14,050,000	5,866,414	(7,955,326)	11,961,088	(72,187)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2014	As of December 31, 2013		As of December 31, 2014	As of December 31, 2013
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	22,772	256,449	Interest Rate Swaps Liability	253,468	263,204
CDS Contract	396	654	TBAs	558	—
Interest Rate Swaptions	322	2,365
Futures Contracts	89	2,591
Currency Forward Contracts	599	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2014, 2013 and 2012.
Year ended December 31, 2014

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(85,176)	Gain (loss) on derivative instruments, net	—

Year ended December 31, 2013

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	263,135	Interest Expense, Repurchase Agreements	(166,016)	Gain (loss) on derivative instruments, net	535
Year ended December 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	(182,272)	Interest Expense, Repurchase Agreements	(142,982)	Gain (loss) on derivative instruments, net	(369)

$ in thousands		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
CDS Contract	Realized and unrealized credit default swap income	(258)	(865)	180
The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forwards reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

$ in thousands	Year ended December 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

$ in thousands	Year ended December 31, 2013
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps Ineffectiveness	—	—	535	535
Interest Rate Swaptions	56,279	—	(17,048)	39,231
Futures Contracts	(2,353)	—	2,590	237
Total	53,926	—	(13,923)	40,003

$ in thousands	Year ended December 31, 2012
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps Ineffectiveness	—	—	(369)	(369)
Interest Rate Swaptions	—	—	(3,863)	(3,863)
Total	—	—	(4,232)	(4,232)
The following table presents the impact of the Company’s derivative instruments on its accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
$ in thousands	2014	2013	2012
Accumulated other comprehensive income (loss) from derivative instruments:
Unrealized gain (loss) on derivative instruments at beginning of period	(6,066)	(435,217)	(395,926)
Unrealized gain (loss) on derivative instruments, net	—	429,151	(39,291)
Reclassification of amortization of repurchase agreements interest expense to repurchase agreements interest expense	85,176	—	—
Balance at end of period	79,110	(6,066)	(435,217)
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
The Company’s agreements with certain of its derivative counterparties provide that the Company could be declared in default of its derivative obligations if the following conditions occur:

•	The Company’s net asset value declines by certain percentages over a specified time period;

•	The Company’s stockholders’ equity declines by certain percentages over specified time periods;

•	The Company fails to maintain a minimum stockholders’ equity or market value of $100.0 million and $80.0 million, respectively.
At December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $197.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $230.6 million of Agency RMBS and $57.6 million of cash as of December 31, 2014. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of December 31, 2014, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $57.8 million.
The Company was in compliance with all of the financial provisions of these agreements as of December 31, 2014.

Note 9 – Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at December 31, 2014 and December 31, 2013.

Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—
Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—	—
Total	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—
Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	262,059	—	262,059	(671)	(48,607)	212,781
Total	262,059	—	262,059	(671)	(48,607)	212,781
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	263,204	—	263,204	(263,204)	—	—
Repurchase Agreements	15,451,675	—	15,451,675	(15,451,675)	—	—
	15,714,879	—	15,714,879	(15,714,879)	—	—

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at December 31, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $15.3 billion and $17.1 billion at December 31, 2014 and December 31, 2013, respectively, including securities held as collateral that are eliminated in consolidation of $403.2 million and $133.8 million, respectively at December 31, 2014 and December 31, 2013.

(4)
Total cash received on the Company's derivatives was $14.9 million and $52.7 million at December 31, 2014 and December 31, 2013, respectively. Total non-cash collateral received on the Company's derivatives was $10.8 million and $207.0 million at December 31, 2014 and December 31, 2013, respectively. Total cash posted by the Company on its derivatives was $57.6 million and $1.5 million at December 31, 2014 and December 31, 2013, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.5 billion at December 31, 2014.
Note 10 – Fair Value of Financial Instruments
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels are defined as follows:

•	Level 1 Inputs – Quoted prices for identical instruments in active markets.

•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis.

	December 31, 2014
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities(1)	—	17,248,895	—	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,272,588	396	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

	December 31, 2013
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities(1)	—	17,348,657	—	17,348,657
Derivative assets	2,591	258,814	654	262,059
Total assets	2,591	17,607,471	654	17,610,716
Liabilities:
Derivative liabilities	—	263,204	—	263,204
Total liabilities	—	263,204	—	263,204

(1)	For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed Securities."
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	December 31, 2014	December 31, 2013
Balance at beginning of period	654	1,519
Unrealized gains/(losses), net	(258)	(865)
Balance at end of period	396	654
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at
$ in thousands	December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	396	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.76%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.46%
			Constant Default Rate	0.6% - 100.0%	4.15%
			Loss Severity	1.1% - 62.3%	39.35%

	Fair Value at
$ in thousands	December 31, 2013	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	654	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.50%
			Credit Spread		0.25%
			Constant Prepayment Rate	1.0% - 20.0%	5.76%
			Constant Default Rate	0.8% - 100.0%	4.89%
			Loss Severity	3.0% - 63.7%	43.31%
These significant unobservable inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the year, the fair value of the CDS contract would have been $7,000 more than the actual fair value at December 31, 2014.

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential loans, held-for-investment	3,365,003	3,399,964	1,810,262	1,709,385
Commercial loans, held-for-investment	145,756	147,497	64,599	64,599
Other investments	106,498	106,498	54,403	54,403
Total	3,617,257	3,653,959	1,929,264	1,828,387
Financial Liabilities:
Repurchase agreements	13,622,677	13,630,571	15,451,675	15,459,452
Secured loans	1,250,000	1,250,000	—	—
Asset-backed securities issued by securitization trusts	2,929,820	2,930,422	1,643,741	1,543,217
Exchangeable senior notes	400,000	379,500	400,000	368,250
Total	18,202,497	18,190,493	17,495,416	17,370,919
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
The fair value of residential loans held-for-investment is a Level 3 fair value measurement which is based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

•
The fair value of commercial loans held-for-investment is a Level 3 fair value measurement. New commercial loans are carried at their unpaid principal balance until the end of the calendar year in which they were originated unless market factors indicate cost may not be a reliable indicator of fair value. Subsequent to the year of origination, commercial loan investments are valued on at least an annual basis by an independent third party valuation agent using a discounted cash flow technique.

•
In December 2012, the Company acquired a $10.0 million debt security from a repurchase lending counterparty. The debt security is included in “Other investments” as of December 31, 2013, and its fair value is a Level 3 fair value measurement based on an expected present value technique. The debt security was redeemed in March 2014 at carrying value.

•
The fair value of FHLBI stock, included in "Other investments," is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value.

•
The fair value of investments in unconsolidated ventures, included in "Other investments," is a Level 3 fair value measurement. The fair value measurement is based on the net asset value per share of the Company's investments.

•
The fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

•
The fair value of asset-backed securities issued by securitization trusts is a Level 3 fair value measurement based on valuations obtained from a third party pricing service. There is not an active trading market for many of the underlying asset-backed securities. Accordingly, these securities are valued by the third party pricing service by discounting future estimated cash flows using rates that best reflect current market interest rates that would be offered for securities with similar characteristics and credit quality.

•
The fair value of secured loans is a Level 3 fair value measurement. The secured loans have floating rates based on an index plus a spread. Accordingly, the interest rates on these secured loans are at market, and thus the carrying amount approximates fair value.

•	The fair value of the exchangeable senior notes issued is a Level 2 fair value measurement based on a valuation obtained from a third-party pricing service.

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
The Company has invested $149.3 million as of December 31, 2014 (2013: $165.6 million) in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s consolidated balance sheets.
Management Fee
The Company pays its Manager a management fee equal to 1.50% of the Company’s stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). Stockholders' equity may be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.
The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment managed by the Manager. The fee reduction occurs at the equity investment level.
For the year ended December 31, 2014, the Company incurred management fees of $37.6 million (2013: $42.6 million; 2012: $35.7 million) of which $9.6 million (2013: $10.5 million; 2012: $9.3 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
$ in thousands	2014	2013	2012
Incurred costs, prepaid or expensed	5,954	4,449	3,138
Incurred costs, charged against equity as a cost of raising capital	213	418	249
Incurred costs, capitalized to other assets	—	7	28
Total incurred costs, originally paid by the Manager	6,167	4,874	3,415
Termination Fee
A termination fee is due to the Manager upon termination of the management agreement by the Company. The termination fee is equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 12 – Stockholders’ Equity
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which allows the Company to grant securities convertible into the Company’s common stock to the independent directors and employees of the Company's Manager and its affiliates.
Exchangeable Senior Notes
In the first quarter of 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes due 2018. Refer to Note 7 - "Borrowings" for further discussion of the Exchangeable Senior Notes.
Registration Rights
Upon completion of the Company's initial public offering, the Company entered into a registration rights agreement with regard to the common stock and OP Units owned by wholly-owned subsidiaries of Invesco and any shares of common stock that the Manager may elect to receive under the management agreement or otherwise. Under the registration rights agreement, the Company has granted Invesco (i) unlimited demand registration rights to have the common stock and OP Units owned by Invesco and any shares of common stock granted to the Manager registered for resale and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements the Company might file in connection with any future public offering so long as the Company retains the Manager under the management agreement.
On March 12, 2013, the Company also entered into a registration rights agreement with the initial purchasers of the Notes. Under the registration rights agreement, the Company has designated its automatic shelf registration statement filed on April 2, 2013 to be used for resales of the common stock, if any, issuable upon exchange of the Notes. The Company has filed a supplement to the underlying prospectus in that shelf registration statement to cover resales of the common stock by one noteholder and has agreed to file additional prospectus supplements if requested by noteholders to add such noteholders as selling securityholders. If the shelf registration statement ceases to be effective, additional interest will accrue on the Notes, subject to certain exceptions.
Common Stock
The Company has a dividend reinvestment and stock purchase plan (the “DRSPP”) that allows participating stockholders to purchase shares of common stock directly from the Company. DRSPP participants may also automatically reinvest all or a portion of their dividends in exchange for additional shares of common stock.
On January 28, 2013, the Company completed a public offering of 15,000,000 shares of its common stock and an issuance of an additional 2,250,000 shares of common stock pursuant to the underwriters’ full exercise of their over-allotment option at $21.00 per share, resulting in net proceeds of approximately $359.0 million, after deducting underwriting discounts and estimated offering costs.
During the year ended December 31, 2014 and 2013, the Company issued 15,505 (2013:1,770,106) shares of common stock at an average price of $16.52 (2013: $21.31) under the DRSPP. The Company received total proceeds of approximately $256,000 (2013: $37.7 million), net of issuance costs of $0 (2013:$219,000).
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

Share Repurchase Program
In December 2011, the Company's board of directors approved a share repurchase program to purchase up to 7,000,000 shares of its common shares with no stated expiration date. In December 2013, the Company's board of directors approved an additional share repurchase of up to 20,000,000 of its common shares with no expiration date.
During the twelve months ended December 31, 2014, the Company repurchased 1,438,213 (2013: 10,720,003) shares of its common stock at an average repurchase price of $14.69 (2013: $14.97) per share for a net cost of $21.1 million (2013: $160.5 million), including acquisition expenses. As of December 31, 2014, the Company had authority to purchase 14,841,784 additional shares of its common stock through the share repurchase program.
Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of restricted common stock and other equity based awards to the independent directors and the executive officers of the Company and personnel of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. The Company recognized compensation expense of approximately $282,000 (2013: $165,000; 2012: $166,000) related to the Company's non-executive directors for the year ended December 31, 2014. During the year ended December 31, 2014, the Company issued 14,632 shares (2013: 8,946 shares; 2012: 8,767 shares) of restricted stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $290,000 (2013: $197,000; 2012: $170,000) for the year ended December 31, 2014 related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
During March 2014, the Company issued 8,284 shares of common stock (net of tax withholding) in exchange for 12,599 restricted stock units that vested under the Incentive Plan. In addition, during the year ended December 31, 2014, the Company awarded 20,732 restricted stock units to employees of the Manager and its affiliates. During the year ended December 31, 2014, no units were forfeited.
Dividends
The following table sets forth the dividends declared per share of the Company's common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2014
December 16, 2014	$0.45	January 27, 2015
September 15, 2014	$0.50	October 28, 2014
June 16, 2014	$0.50	July 28, 2014
March 18, 2014	$0.50	April 28, 2014
2013
December 17, 2013	$0.50	January 28, 2014
September 16, 2013	$0.50	October 28, 2013
June 17, 2013	$0.65	July 26, 2013
March 19, 2013	$0.65	April 26, 2013

The following table sets forth the dividends declared per share of the Company's Series A Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2014
December 16, 2014	$0.4844	January 26, 2015
September 15, 2014	$0.4844	October 27, 2014
June 16, 2014	$0.4844	July 25, 2014
March 18, 2014	$0.4844	April 25, 2014
2013
December 17, 2013	$0.4844	January 27, 2014
September 16, 2013	$0.4844	October 25, 2013
June 17, 2013	$0.4844	July 25, 2013
March 19, 2013	$0.4844	April 25, 2013
The following table sets forth the dividends declared per share of the Company's Series B Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2014
December 16, 2014	$0.4844	March 27, 2015
November 4, 2014	$0.5705	December 29, 2014

The following table sets forth the dividends declared per share of the Company's preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2014 and 2013.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2014(1)	1.937600	1.937600	—	—
Fiscal tax year 2013(2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2014(3)	0.570500	0.570500	—	—

Common Stock Dividends
Fiscal tax year 2014	1.950000	1.776691	—	0.173309
Fiscal tax year 2013	2.300000	2.300000	—	—

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 17, 2013 having a record date of January 1, 2014, which for federal income tax purposes is a fiscal tax year 2014 dividend.

(3)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of March 5, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

Note 13 – Earnings per Share
Earnings per share for the years ended December 31, 2014, 2013 and 2012 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2014	2013	2012
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(216,823)	130,769	334,490
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	—	—
Income allocated to non-controlling interest	(2,301)	1,486	4,123
Dilutive net income (loss) available to stockholders	(219,124)	132,255	338,613
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	123,105	132,714	115,559
Effect of dilutive securities:
Restricted stock awards	—	35	29
OP Units	1,425	1,425	1,425
Exchangeable senior notes	—	—	—
Dilutive Shares	124,530	134,174	117,013

The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2014 as the effect would be anti-dilutive: 16,836 (in thousands) for the exchangeable senior notes, respectively, and 44 (in thousands) for restricted stock awards. The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2013 as the effect would be anti-dilutive: 13,607 (in thousands) for the exchangeable senior notes.
Note 14 – Non-controlling Interest – Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying consolidated balance sheets. As of December 31, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest (2013: 1.1%) in the Operating Partnership.
The following table presents the income (expense) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
$ in thousands	2014	2013	2012
Income (expense) allocated	(2,301)	1,486	4,123
Distributions paid	2,850	3,491	3,705
As of December 31, 2014, distributions payable to the non-controlling interest were approximately $641,000 (2013: $713,000; 2012: $926,000).

Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
As discussed in Note 6 - "Other Investments", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2014, the Company’s undrawn capital and purchase commitments were $31.0 million (2013: $5.4 million).
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of December 31, 2014, the Company has unfunded commitments on commercial loans held-for-investment of $5.0 million (2013: $17.4 million).
The Company has entered into agreements with financial institutions to guarantee certain obligations of its subsidiaries.  The Company would be required to perform under these guarantees in the event of certain defaults. The Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Note 16 – Summarized Quarterly (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 14	Q3 14	Q2 14	Q1 14	Q4 13	Q3 13	Q2 13	Q1 13
Interest Income
Mortgage-backed securities	148,655	144,043	151,920	151,739	160,168	157,539	168,736	160,344
Residential loans	27,185	22,713	20,471	17,704	13,679	13,417	6,889	137
Commercial loans	3,179	2,649	2,061	1,619	1,019	372	60	—
Total interest income	179,019	169,405	174,452	171,062	174,866	171,328	175,685	160,481
Interest Expense
Repurchase agreements	46,050	45,756	47,822	49,071	79,061	73,695	68,463	66,328
Secured loans	1,177	1,223	176	—	—	—	—	—
Exchangeable senior notes	5,621	5,620	5,613	5,607	5,620	5,621	5,622	1,160
Asset-backed securities	20,738	17,660	15,826	13,935	10,960	10,266	5,377	79
Total interest expense	73,586	70,259	69,437	68,613	95,641	89,582	79,462	67,567
Net interest income	105,433	99,146	105,015	102,449	79,225	81,746	96,223	92,914
(Reduction in) provision for loan losses	(90)	(209)	(50)	207	134	87	663	—
Net interest income after provision for loan losses	105,523	99,355	105,065	102,242	79,091	81,659	95,560	92,914
Other income (loss)
Gain (loss) on sale of investments, net	1,006	(47,952)	(20,766)	(11,718)	(142,530)	(69,323)	5,692	6,712
Equity in earnings of unconsolidated ventures	1,306	1,145	3,894	441	176	1,422	2,157	1,590
Gain (loss) on derivative instruments, net	(164,637)	(3,704)	(167,816)	(151,312)	(4,421)	(6,887)	53,314	(2,003)
Realized and unrealized credit default swap income	225	247	292	329	299	297	180	351
Other investment income (loss), net	(687)	(1,358)	—	—	—	—	—	—
Total other income (loss)	(162,787)	(51,622)	(184,396)	(162,260)	(146,476)	(74,491)	61,343	6,650
Expenses	13,976	13,293	13,066	12,531	14,193	13,204	13,850	11,897
Net income (loss)	(71,240)	34,440	(92,397)	(72,549)	(81,578)	(6,036)	143,053	87,667
Net income (loss) attributable to non-controlling interest	(816)	394	(1,057)	(822)	(906)	(63)	1,493	962
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,424)	34,046	(91,340)	(71,727)	(80,672)	(5,973)	141,560	86,705
Dividends to preferred stockholders	9,240	2,713	2,712	2,713	2,712	2,713	2,713	2,713
Undeclared cumulative dividends to preferred stockholders	(661)	661	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	(79,003)	30,672	(94,052)	(74,440)	(83,384)	(8,686)	138,847	83,992
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.64)	0.25	(0.76)	(0.60)	(0.63)	(0.06)	1.03	0.65
Diluted	(0.64)	0.25	(0.76)	(0.60)	(0.63)	(0.06)	0.95	0.64
Note 17 – Subsequent Events
The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2014

$ in thousands
Asset Type	Description	Number of loans	Interest Rate	Maturity Date	Periodic Payment Terms(2)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Fixed Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $0 - $999,999	2,893	Fixed 2.7% to 5.9%	07/01/2033 to 06/01/2044	P&I	—	1,941,309	1,963,759	—
Fixed Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $ 1,000,000 - $1,999,999	422	Fixed 3.0% to 7.0%	03/01/2029 to 06/01/2044	P&I	—	493,888	501,080	—
Fixed Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $ 2,000,000 - $2,999,999	16	Fixed 3.3% to 3.9%	11/01/2042 to 04/01/2043	P&I	—	33,895	34,491	—
Fixed Rate Residential Mortgage Loans Held in Securitization Trusts	Original Loan Balance $ 3,000,000 and above	3	Fixed 3.4% to 3.8%	11/01/2042 to 01/01/2043	P&I	—	10,394	10,535	—
Adjustable Rate Residential Mortgage Loans Held In Securitization Trusts	Original Loan Balance $ 0 - $999,999	587	Hybrid ARM 2.6% to 6.4%	03/01/2037 to 08/01/2044	P&I	—	377,340	378,398	—
Adjustable Rate Residential Mortgage Loans Held In Securitization Trusts	Original Loan Balance $ 1,000,000 - $1,999,999	278	Hybrid ARM 2.4% to 6.3%	04/01/2037 to 08/01/2044	P&I	—	347,250	348,254	—
Adjustable Rate Residential Mortgage Loans Held In Securitization Trusts	Original Loan Balance $ 2,000,000 - $2,999,999	39	Hybrid ARM 2.4% to 5.5%	06/01/2037 to 07/01/2044	P&I	—	83,647	83,889	—
Adjustable Rate Residential Mortgage Loans Held In Securitization Trusts	Original Loan Balance $ 3,000,000 and above	15	Hybrid ARM 2.7% to 3.3%	06/01/2042 to 02/01/2044	P&I	—	44,469	44,597	—
Mezzanine Loans	Various	4	L+7% to 10.545% or Prime+9.35%	11/9/2015 to 4/26/2016	I	—	71,643	71,549	—
Other Subordinate Interests (1)	Various	2	L+7.2% or 3ML+6.5%	4/9/2015 to 8/1/2016	I	—	54,188	54,188	—
First Mortgage Loans	Hospitality	1	L+8.5% with 8.75% floor	10/31/2015	I	—	19,978	20,019	—
						—	3,478,001	3,510,759	—
(1) Other subordinate interests include a B-note and a preferred equity investment.
(2) Principal and interest ("P&I"); Interest ("I")

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
	2014	2013	2012
Beginning balance	1,874,861	—	—
Additions:
Principal amount of new loans	1,887,391	1,891,646	—
Premium (discount) on new loans	12,730	29,768	—
Capitalized interests	768	832	—
Amortization of premium (discount)	(6,368)	(2,632)	—
Deductions:
Collection of principal	256,061	43,869	—
(Reduction in) provision for loan losses	(142)	884	—
Loss on foreign currency translation	2,704	—	—
Ending balance	3,510,759	1,874,861	—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King	President and Chief Executive Officer	February 27, 2015
	Richard J. King	(principal executive officer)

By:	/s/ Richard Lee Phegley, Jr.	Chief Financial Officer	February 27, 2015
	Richard Lee Phegley, Jr.	(principal financial and accounting officer)

By:	/s/ G. Mark Armour	Director	February 27, 2015
G. Mark Armour

By:	/s/ Karen Dunn Kelley	Director	February 27, 2015
Karen Dunn Kelley

By:	/s/ James S. Balloun	Director	February 27, 2015
James S. Balloun

By:	/s/ John S. Day	Director	February 27, 2015
John S. Day

By:	/s/ Edward J. Hardin	Director	February 27, 2015
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 27, 2015
James R. Lientz, Jr.