Form 10-Q
period 2015-03-31
Invesco Mortgage Capital Inc.
filed 2015-05-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 1, 2015, there were 123,133,574 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
In thousands except share amounts	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Mortgage-backed securities, at fair value	17,340,595	17,248,895
Residential loans, held-for-investment (1)	3,597,147	3,365,003
Commercial loans, held-for-investment	146,211	145,756
Cash and cash equivalents	157,025	164,144
Due from counterparties	82,215	57,604
Investment related receivable	27,697	38,717
Accrued interest receivable	66,144	66,044
Derivative assets, at fair value	6,706	24,178
Deferred securitization and financing costs	12,286	13,080
Other investments	110,993	106,498
Other assets	1,055	1,098
Total assets (1)	21,548,074	21,231,017
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,333,081	13,622,677
Secured loans	1,550,000	1,250,000
Asset-backed securities issued by securitization trusts (1)	3,133,527	2,929,820
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	290,852	254,026
Dividends and distributions payable	61,766	61,757
Investment related payable	30,351	17,008
Accrued interest payable	23,800	29,670
Collateral held payable	4,300	14,890
Accounts payable and accrued expenses	3,248	2,439
Due to affiliate	9,535	9,880
Total liabilities (1)	18,840,460	18,592,167
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,131,777 and 123,110,454 shares issued and outstanding, respectively	1,231	1,231
Additional paid in capital	2,532,353	2,532,130
Accumulated other comprehensive income	560,358	404,559
Retained earnings (distributions in excess of earnings)	(700,930)	(612,821)
Total stockholders’ equity	2,678,228	2,610,315
Non-controlling interest	29,386	28,535
Total equity	2,707,614	2,638,850
Total liabilities and equity	21,548,074	21,231,017

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. As of March 31, 2015 and December 31, 2014, total assets of the consolidated VIEs were $3,613,043 and $3,380,597, respectively, and total liabilities of the consolidated VIEs were $3,142,670 and $2,938,512, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
In thousands, except share amounts	2015	2014
Interest Income
Mortgage-backed securities	141,018	151,739
Residential loans (1)	29,374	17,704
Commercial loans	3,115	1,619
Total interest income	173,507	171,062
Interest Expense
Repurchase agreements	43,310	49,071
Secured loans	1,464	—
Exchangeable senior notes	5,607	5,607
Asset-backed securities (1)	21,898	13,935
Total interest expense	72,279	68,613
Net interest income	101,228	102,449
(Reduction in) provision for loan losses	(62)	207
Net interest income after (reduction in) provision for loan losses	101,290	102,242
Other Income (loss)
Gain (loss) on sale of investments, net	2,142	(11,718)
Equity in earnings of unconsolidated ventures	6,006	441
Gain (loss) on derivative instruments, net	(122,745)	(151,312)
Realized and unrealized credit default swap income	203	329
Other investment income (loss), net	(894)	—
Total other income (loss)	(115,288)	(162,260)
Expenses
Management fee – related party	9,415	9,335
General and administrative	1,727	2,012
Consolidated securitization trusts (1)	2,156	1,184
Total expenses	13,298	12,531
Net loss	(27,296)	(72,549)
Net loss attributable to non-controlling interest	(312)	(822)
Net loss attributable to Invesco Mortgage Capital Inc.	(26,984)	(71,727)
Dividends to preferred stockholders	5,716	2,713
Net loss attributable to common stockholders	(32,700)	(74,440)
Loss per share:
Net loss attributable to common stockholders
Basic	(0.27)	(0.60)
Diluted	(0.27)	(0.60)
Dividends declared per common share	0.45	0.50

(1)	The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
In thousands	2015	2014
Net loss	(27,296)	(72,549)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	140,598	169,467
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on sale of investments, net	(2,142)	11,718
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	19,145	21,296
Total Other comprehensive income	157,601	202,481
Comprehensive income	130,305	129,932
Less: Comprehensive income attributable to non-controlling interest	(1,490)	(1,483)
Less: Dividends to preferred stockholders	(5,716)	(2,713)
Comprehensive income attributable to common stockholders	123,099	125,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2015
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
In thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	404,559	(612,821)	2,610,315	28,535	2,638,850
Net loss	—	—	—	—			—	—	(26,984)	(26,984)	(312)	(27,296)
Other comprehensive income	—	—	—	—	—	—	—	155,799	—	155,799	1,802	157,601
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4,444	—	70	—	—	70	—	70
Stock awards	—	—	—	—	16,879	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(55,409)	(55,409)		(55,409)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(641)	(641)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,716)	(5,716)	—	(5,716)
Amortization of equity-based compensation	—	—	—	—	—	—	153	—		153	2	155
Balance at March 31, 2015	5,600,000	135,356	6,200,000	149,860	123,131,777	1,231	2,532,353	560,358	(700,930)	2,678,228	29,386	2,707,614
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2015	2014
Cash Flows from Operating Activities
Net loss	(27,296)	(72,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage-backed securities premiums and (discounts), net	29,549	32,390
Amortization of residential loans and asset-backed securities premiums (discount), net	37	824
Amortization of commercial loan origination fees	(6)	(1)
(Reduction in) provision for loan losses	(62)	207
Unrealized (gain) loss on derivative instruments, net	51,034	81,047
Unrealized (gain) loss on credit default swap, net	62	47
(Gain) loss on sale of mortgage-backed securities, net	(2,142)	11,718
Realized (gain) loss on derivative instruments, net	26,103	18,824
Equity in earnings of unconsolidated ventures	(6,006)	(441)
Amortization of equity-based compensation	155	124
Amortization of deferred securitization and financing costs	794	719
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	19,145	21,296
Non-cash interest income capitalized in commercial loans	—	(670)
(Gain) loss on foreign currency transactions, net	1,500	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(53)	1,389
Decrease in operating liabilities	(5,392)	(5,877)
Net cash provided by operating activities	87,422	89,047
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(726,494)	(681,827)
(Contributions) distributions (from) to investment in unconsolidated ventures, net	8,761	2,721
Change in other investments	(7,250)	9,891
Principal payments from mortgage-backed securities	570,110	397,431
Proceeds from sale of mortgage-backed securities	179,998	949,905
Payment of premiums for interest rate swaptions	(1,485)	(4,688)
Payments for termination of futures/currency forward contracts and TBAs	(2,360)	(3,749)
Purchase of residential loans held-for-investment	(372,305)	(283,421)
Principal payments from residential loans held-for-investment	138,210	21,951
Origination and advances of commercial loans, net of origination fees	(1,944)	(27,478)
Net cash (used in) provided by investing activities	(214,759)	380,736
Cash Flows from Financing Activities
Proceeds from issuance of common stock	70	73
Repurchase of common stock	—	(21,129)
Cost of issuance of preferred stock	(15)	—
Due from counterparties	(23,626)	(3,379)
Collateral held payable	(10,590)	(28,231)
Proceeds from repurchase agreements	35,603,951	33,987,939
Principal repayments of repurchase agreements	(35,893,498)	(34,587,304)
Proceeds from asset-backed securities issued by securitization trusts	336,077	245,864
Principal repayments of asset-backed securities issued by securitization trusts	(130,394)	(19,258)
Proceeds from secured loans	600,000	—
Principal repayments on secured loans	(300,000)	—
Payments of deferred costs	—	(512)
Payments of dividends and distributions	(61,757)	(66,087)
Net cash provided by (used in) financing activities	120,218	(492,024)
Net change in cash and cash equivalents	(7,119)	(22,241)
Cash and cash equivalents, beginning of period	164,144	210,612
Cash and cash equivalents, end of period	157,025	188,371
Supplement Disclosure of Cash Flow Information
Interest paid	59,713	50,363
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed securities	138,456	181,185
Dividends and distributions declared not paid	61,766	64,969
(Receivable) / payable for mortgage-backed securities sold / purchased, net	4,265	710,958
Repurchase agreements, not settled	(49)	—
Collateral held payable, not settled	—	(4,319)
Interest rate swaps terminated, not settled	19,055	—
Net change in due from counterparties	(985)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of March 31, 2015, the Company owned 98.9% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.1%. The Company has one operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in the Company’s Annual report on Form 10-K are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. The condensed consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity ("VIE") because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of asset-backed securities payable from the cash flows generated by the underlying pools of residential mortgage loans. The securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the asset-backed securities issued by the securitization trusts is sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential loans held-for-investment in its condensed consolidated balance sheets. The asset-backed securities issued to third parties are recorded as liabilities on the Company's condensed consolidated balance sheets.

The Company records interest income on the residential loans held-for-investment, interest expense on the asset-backed securities issued to third parties and direct operating expenses incurred by the securitization trusts in the Company's condensed consolidated statements of operations. The Company eliminates all intercompany balances and transactions between itself and the consolidated securitization trusts. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation of securitization trusts.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities, allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.
Significant Accounting Policies
Included in Note 2 to the consolidated financial statements of the Company’s 2014 Annual Report on Form 10-K is a summary of the Company's significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company's consolidated financial condition and results of operations for the three months ended March 31, 2015.
Repurchase Agreements
Effective January 1, 2015, the Company adopted Accounting Standard Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). Under the new standard, the Company no longer applies the "linked" accounting model to instances where the Company purchases mortgage-backed securities and enters into repurchase agreements to finance the purchase with the same counterparty. Purchases of mortgage-backed securities and repurchase financings are considered separately, and the repurchase agreement component of the transaction is accounted for as a secured borrowing. The Company records the mortgage-backed securities and the related repurchase agreement financing on a gross basis in its condensed consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in its condensed consolidated statements of operations.
None of the Company's repurchase financing transactions prior to January 1, 2015 qualified as linked transactions and were accounted for as derivatives. Accordingly, the Company did not record a cumulative effect adjustment to retained earnings as of January 1, 2015 as a result of adopting ASU 2014-11.
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common stockholders.
Recent Accounting Pronouncements Not Yet Adopted
In February 2015, the FASB issued modifications to existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of the new guidance on its condensed consolidated financial statements, as well as the available transition methods.
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the potential impact of the new guidance on its condensed consolidated financial statements.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at March 31, 2015 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,947,675	2,947,675
CMBS	3,456,892	3,456,892
Total	6,404,567	6,404,567
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company has determined that it is the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of March 31, 2015 and December 31, 2014. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	March 31, 2015	December 31, 2014
Residential loans, held-for-investment	3,597,147	3,365,003
Accrued interest receivable	11,050	10,562
Deferred costs	4,846	5,032
Total assets	3,613,043	3,380,597
Accrued interest and accrued expenses payable	9,143	8,692
Asset-backed securities issued by securitization trusts	3,133,527	2,929,820
Total liabilities	3,142,670	2,938,512
The Company’s risk with respect to each investment in a securitization trust is limited to its direct ownership in the securitization trust. The residential loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the asset-backed securities issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitization trusts for the period ended March 31, 2015.

During the three months ended March 31, 2015, the Company invested in and consolidated one new securitization trust. The following table presents the balances of the assets and liabilities of the newly consolidated securitization trust before consolidation into the Company. The current period activity for the securitization trust is reflected in the Company’s condensed consolidated financial statements.

$ in thousands	2015
Residential loans, held-for-investment	372,305
Accrued interest receivable	1,236
Total assets	373,541
Accrued interest and accrued expenses payable	1,236
Asset-backed securities issued by securitization trusts	372,305
Total liabilities	373,541
The Company did not deconsolidate any securitization trusts during the three months ended March 31, 2015.
Residential Loans Held by Consolidated Securitization Trusts
Residential loans held by consolidated securitization trusts are carried at unpaid principal balance net of any premiums and discount and allowance for loan losses. The residential loans are secured by a lien on the underlying residential property.
The following table details the carrying value for residential loans held-for-investment at March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	December 31, 2014
Principal balance	3,566,418	3,332,192
Unamortized premium (discount), net	31,409	33,553
Recorded investment	3,597,827	3,365,745
Allowance for loan losses	(680)	(742)
Carrying value	3,597,147	3,365,003
The following table summarizes residential loans held-for-investment at March 31, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	760	2,788	765	99	30	6	17	16	4,481
Current Principal Balance	573,464	2,160,438	665,613	103,886	30,021	2,754	16,515	13,727	3,566,418
Net Weighted Average Coupon Rate	3.49%	3.47%	3.25%	3.38%	3.70%	3.69%	4.96%	4.73%	3.44%
Weighted Average Maturity (years)	29.13	28.23	27.70	26.18	25.63	24.18	23.34	22.26	28.15
Current Performance:
Current	571,545	2,158,820	665,613	103,886	30,021	2,754	16,515	13,727	3,562,881
30 Days Delinquent	1,285	1,618	—	—	—	—	—	—	2,903
60 Days Delinquent	634	—	—	—	—	—	—	—	634
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	573,464	2,160,438	665,613	103,886	30,021	2,754	16,515	13,727	3,566,418

The following table summarizes the geographic concentrations of residential loans held-for-investment at March 31, 2015 based on principal balance outstanding.

State	Percent
California	53.5%
New York	7.6%
Massachusetts	5.8%
Illinois	3.7%
Other states (none greater than 3%)	29.4%
Total	100.0%
The following table presents future contractual minimum annual principal payments of residential loans held-for-investment at March 31, 2015.

$ in thousands
Scheduled Principal	March 31, 2015
Within one year	62,173
One to three years	131,815
Three to five years	142,940
Greater than or equal to five years	3,229,490
Total	3,566,418
Allowance for Loan Losses on Residential Loans Held by Consolidated Securitization Trusts
The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014.

$ in thousands	March 31, 2015	March 31, 2014
Balance at beginning of period	(742)	(884)
Charge-offs, net	—	—
Reduction in (provision for) loan losses	62	(207)
Balance at end of period	(680)	(1,091)
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 28.80 years and 28.94 years at March 31, 2015 and December 31, 2014, respectively. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.
The asset-backed securities are collateralized by residential loans held in the securitization trusts as summarized in the following table at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	ABS	Residential loans	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral	Outstanding	Held as Collateral
Principal balance	3,106,212	3,566,418	2,902,378	3,332,192
Interest-only securities	14,574	—	15,040	—
Unamortized premium	23,371	39,497	23,735	41,928
Unamortized discount	(10,630)	(8,088)	(11,333)	(8,375)
Allowance for loan losses	—	(680)	—	(742)
Carrying value	3,133,527	3,597,147	2,929,820	3,365,003
Range of weighted average interest rates	2.8% - 4.0%		2.8% - 4.0%
Number of securitization trusts consolidated	11		10

The following table presents the estimated principal repayment schedule of asset-backed securities issued by securitization trusts at March 31, 2015 based on estimated cash flows of the underlying residential mortgage loans, as adjusted for projected prepayments and losses on such loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary.

$ in thousands
Estimated principal repayment	March 31, 2015
Within one year	411,313
One to three years	676,771
Three to five years	511,839
Greater than or equal to five years	1,506,289
Total	3,106,212
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
The following tables present certain information about the Company’s MBS portfolio as of March 31, 2015 and December 31, 2014.

March 31, 2015
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,718,391	86,529	1,804,920	35,330	1,840,250	3.77%	2.54%	2.21%
30 year fixed-rate	4,239,350	285,902	4,525,252	98,204	4,623,456	4.29%	3.02%	2.99%
ARM*	448,286	5,345	453,631	9,711	463,342	2.75%	2.41%	2.69%
Hybrid ARM	2,806,427	48,919	2,855,346	48,618	2,903,964	2.77%	2.28%	2.28%
Total Agency pass-through	9,212,454	426,695	9,639,149	191,863	9,831,012	3.65%	2.68%	2.62%
Agency-CMO(4)	1,997,925	(1,554,128)	443,797	(548)	443,249	2.29%	4.91%	3.71%
Non-Agency RMBS(5)(6)	3,428,864	(569,772)	2,859,092	88,583	2,947,675	3.55%	4.03%	4.35%
GSE CRT(7)	633,000	24,653	657,653	4,114	661,767	4.84%	4.13%	4.04%
CMBS(8)	3,218,583	52,371	3,270,954	185,938	3,456,892	4.71%	4.36%	4.34%
Total	18,490,826	(1,620,181)	16,870,645	469,950	17,340,595	3.71%	3.35%	3.33%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of March 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of March 31, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities which represent 29.7% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.5% variable rate, 40.3% fixed rate, and 7.2% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $392.5 million is non-accretable.

(7)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.

December 31, 2014
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.70%	4.12%	4.86%
GSE CRT(7)	615,000	25,573	640,573	(15,149)	625,424	4.85%	4.11%	4.02%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,309)	16,917,401	331,494	17,248,895	3.74%	3.38%	3.49%

(1)	Net WAC as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2014 incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes interest-only securities, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	% of Non-Agency	December 31, 2014	% of Non-Agency
Re-REMIC	954,523	32.4%	1,000,635	32.7%
Prime	929,961	31.5%	969,849	31.7%
Alt-A	674,373	22.9%	694,467	22.7%
Subprime/reperforming	388,818	13.2%	396,696	12.9%
Total Non-Agency	2,947,675	100.0%	3,061,647	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of March 31, 2015 and December 31, 2014.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2015	December 31, 2014
0% - 10%	7.3%	7.0%
10% - 20%	4.5%	4.4%
20% - 30%	11.9%	11.9%
30% - 40%	25.7%	26.1%
40% - 50%	31.5%	31.8%
50% - 60%	15.5%	15.2%
60% - 70%	3.6%	3.6%
Total	100.0%	100.0%

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

The components of the carrying value of the Company’s MBS portfolio at March 31, 2015 and December 31, 2014 are presented below.

$ in thousands	March 31, 2015	December 31, 2014
Principal balance	18,490,826	18,505,710
Unamortized premium	552,865	549,816
Unamortized discount	(2,173,046)	(2,138,125)
Gross unrealized gains	533,661	439,706
Gross unrealized losses	(63,711)	(108,212)
Fair value	17,340,595	17,248,895
The following table summarizes the Company’s MBS portfolio according to estimated weighted average life classifications as of March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	December 31, 2014
Less than one year	511,744	440,471
Greater than one year and less than five years	8,899,541	7,997,709
Greater than or equal to five years	7,929,310	8,810,715
Total	17,340,595	17,248,895

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

March 31, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	362,706	(320)	9	80,040	(378)	5	442,746	(698)	14
30 year fixed-rate	386,616	(2,830)	14	1,243,419	(20,710)	45	1,630,035	(23,540)	59
ARM	—	—	—	—	—	—	—	—	—
Hybrid ARM	73,052	(68)	4	12,670	(66)	2	85,722	(134)	6
Total Agency pass-through	822,374	(3,218)	27	1,336,129	(21,154)	52	2,158,503	(24,372)	79
Agency-CMO	31,907	(4,171)	16	161,321	(8,231)	11	193,228	(12,402)	27
Non-Agency RMBS	524,866	(4,180)	30	363,863	(10,867)	25	888,729	(15,047)	55
GSE CRT	204,279	(11,717)	9	—	—	—	204,279	(11,717)	9
CMBS	58,151	(87)	7	32,662	(86)	2	90,813	(173)	9
Total	1,641,577	(23,373)	89	1,893,975	(40,338)	90	3,535,552	(63,711)	179
December 31, 2014

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass-through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT	306,603	(25,346)	13	—	—	—	306,603	(25,346)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,871)	111	2,734,465	(66,341)	121	4,588,703	(108,212)	232
Gross unrealized losses on the Company’s Agency RMBS were $24.4 million at March 31, 2015. Due to the inherent credit quality of Agency RMBS, the Company determined that at March 31, 2015, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $39.3 million at March 31, 2015. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three months ended March 31, 2015 and 2014.

$ in thousands	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS at beginning of period	331,494	(151,371)
Unrealized gain (loss) on MBS, net	138,456	181,185
Balance at the end of period	469,950	29,814
During the three months ended March 31, 2015 and 2014, the Company reclassified $2.1 million of net unrealized gains and $11.7 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on sale of investments as a result of the Company selling certain investments. The following table summarizes the Company's gross realized gains and losses during the three months ended March 31, 2015 and 2014.

$ in thousands	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Gross realized gains on sale of investments	2,964	7,729
Gross realized losses on sale of investments	(822)	(19,447)
Net realized gains (losses) on sale of investments	2,142	(11,718)
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
The Company did not have other-than-temporary impairments for the three months ended March 31, 2015 and 2014.
The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2015 and 2014.
For the three months ended March 31, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	94,372	(26,859)	67,513
Non-Agency	30,810	658	31,468
GSE CRT	7,481	(920)	6,561
CMBS	37,905	(2,428)	35,477
Other	(1)	—	(1)
Total	170,567	(29,549)	141,018

For the three months ended March 31, 2014

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	105,483	(23,664)	81,819
Non-Agency	35,555	1,531	37,086
GSE CRT	4,376	(596)	3,780
CMBS	38,612	(9,661)	28,951
Other	103	—	103
Total	184,129	(32,390)	151,739
Note 5 – Commercial Loans Held-for-Investment
Commercial loans held-for-investment consist of a first mortgage loan, mezzanine loans and other subordinate interests purchased or originated by the Company as of March 31, 2015 and December 31, 2014.
March 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	28	20,006	1,623
Subordinate interests:
Mezzanine loans	4	73,587	(75)	73,512	—
Other (1)	2	52,693	—	52,693	—
Total	7	146,258	(47)	146,211	1,623
(1) Other subordinate interests include a B-note and a preferred equity investment.

December 31, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	41	20,019	1,623
Subordinate interests:
Mezzanine loans	4	71,643	(94)	71,549	3,357
Other(1)	2	54,188	—	54,188	—
Total	7	145,809	(53)	145,756	4,980
(1) Other subordinate interests include a B-note and a preferred equity investment.
These loans were not impaired, and no allowance for loan loss has been recorded as of March 31, 2015 and December 31, 2014.
Note 6 – Other Investments
The following table summarizes the Company's other investments as of March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	December 31, 2014
FHLBI stock	69,750	62,500
Investments in unconsolidated ventures	41,243	43,998
Total	110,993	106,498
IAS Services LLC, the Company's wholly-owned subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in the Federal Home Loan Bank of Indianapolis ("FHLBI"). The stock is recorded at cost.

The Company has invested in unconsolidated ventures that are managed by an affiliate of the Company's Manager. The unconsolidated ventures invest in the Company's target assets. Refer to Note 15 - "Commitments and Contingencies" for additional details regarding the Company's commitments to these unconsolidated ventures.
Note 7 – Borrowings
The Company has entered into repurchase agreements, secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015			December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,778,225	0.35%	17	9,018,818	0.35%	18
Non-Agency RMBS	2,613,114	1.52%	34	2,676,626	1.51%	36
GSE CRT	486,990	1.67%	26	468,782	1.55%	27
CMBS	1,454,752	1.33%	38	1,458,451	1.32%	26
Secured Loans	1,550,000	0.40%	3,071	1,250,000	0.37%	3,472
Exchangeable Senior Notes	400,000	5.00%	1,081	400,000	5.00%	1,170
Total	15,283,081	0.81%	359	15,272,677	0.81%	335
The Company finances its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at March 31, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2015 and December 31, 2014.

March 31, 2015
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS Held as Collateral
Credit Suisse Securities (USA) LLC	1,382,129	10.4%	1,741,155	(1)
HSBC Securities (USA) Inc	1,231,915	9.2%	1,271,803
Royal Bank of Canada	1,040,865	7.8%	1,203,610
Citigroup Global Markets Inc.	968,334	7.3%	1,144,895	(2)
South Street Securities LLC	931,104	7.0%	976,970
Industrial and Commercial Bank of China Financial Services LLC	717,869	5.4%	757,589
Banc of America Securities LLC	662,641	5.0%	748,193	(3)
Mitsubishi UFJ Securities (USA), Inc.	653,861	4.9%	689,968
Pierpont Securities LLC	630,346	4.7%	662,713
J.P. Morgan Securities LLC	624,508	4.7%	719,790
Wells Fargo Securities, LLC	613,333	4.6%	745,065
ING Financial Market LLC	576,864	4.3%	611,710
BNP Paribas Securities Corp.	526,920	4.0%	581,521
Scotia Capital	505,637	3.8%	526,845
Morgan Stanley & Co. Incorporated	467,799	3.5%	506,123
KGS-Alpha Capital Markets, L.P.	421,208	3.2%	445,536
Goldman, Sachs & Co.	327,794	2.5%	351,736
Barclays Capital Inc.	202,225	1.5%	254,145
All other counterparties (4)	847,729	6.2%	907,882
Total	13,333,081	100.0%	14,847,249
(1) Includes $270.8 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $34.4 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $126.7 million of MBS held as collateral which are eliminated in consolidation.
(4) Represents amounts outstanding with nine counterparties.

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
Company MBS held by counterparties as security for repurchase agreements was $14.8 billion and $15.3 billion at March 31, 2015 and December 31, 2014, respectively. This represents a collateral ratio (Company MBS Held as Collateral/Amount Outstanding) of 111% and 112% for March 31, 2015 and December 31, 2014, respectively.
No cash collateral was held by the counterparties at March 31, 2015 and December 31, 2014.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of March 31, 2015, IAS Services LLC, had $1.55 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. These secured advances have maturity dates ranging from 2020 to 2024 and have floating rates based on three-month LIBOR or the three-month FHLBI swap rate plus a spread. For the three months ended March 31, 2015, IAS Services LLC had average borrowings of $1.5 billion with a weighted average borrowing rate of 0.39%.
The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral.
As of March 31, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $392.1 million, respectively.
As discussed in Note 6 - "Other Investments," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.

Note 8 – Derivatives and Hedging Activities
Credit Derivatives
In 2010, the Company entered into a credit default swap contract ("CDS"). The Company sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of March 31, 2015, the Company has not made any payments related to the CDS contract.
At March 31, 2015 and December 31, 2014, terms of the CDS are:

$ in thousand	March 31, 2015	December 31, 2014
Fair value amount	334	396
Notional amount	33,371	36,684
Maximum potential amount of future undiscounted payments	33,371	36,684
Recourse provisions with third parties	—	—
Collateral held by counterparty	5,139	5,642
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI through December 31, 2013 related to cash flow hedges are reclassified to interest expense, repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $19.1 million and $21.3 million as an increase to interest expense for the three months ended March 31, 2015 and 2014, respectively. During the next 12 months, the Company estimates that $60.5 million will be reclassified as an increase to interest expense, repurchase agreements.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swaps are recorded in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations. Monthly net cash settlements under swaps are recorded in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations.

As of March 31, 2015, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
Morgan Stanley Capital Services, LLC		300,000	1/24/2016	2.12%
The Bank of New York Mellon		300,000	1/24/2016	2.13%
Morgan Stanley Capital Services, LLC		300,000	4/5/2016	2.48%
Credit Suisse International		500,000	4/15/2016	2.27%
The Bank of New York Mellon		500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.		500,000	5/16/2016	2.31%
Goldman Sachs Bank USA		500,000	5/24/2016	2.34%
Goldman Sachs Bank USA		250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.		250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.		500,000	6/24/2016	2.51%
Citibank, N.A.		500,000	10/15/2016	1.93%
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC		350,000	2/24/2018	0.95%
ING Capital Markets LLC		300,000	5/5/2018	0.79%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc		500,000	9/5/2018	1.04%
Citibank, N.A. CME Clearing House	(1)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Clearing House	(1)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
Citibank, N.A.		200,000	5/25/2021	2.83%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
HSBC Bank USA, National Association		250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Clearing House		600,000	8/24/2023	2.88%
UBS AG		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
Morgan Stanley Capital Services, LLC		100,000	4/2/2025	2.04%
Total		10,350,000		2.10%

(1)	Forward start date of February 2016
At March 31, 2015, the Company’s counterparties held $82.2 million in cash margin deposits and approximately $273.9 million in Agency RMBS as collateral against its interest rate swaps, CDS and currency forward contracts. In addition, several counterparties posted $4.3 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of March 31, 2015 and December 31, 2014, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in the total mortgage-backed securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of March 31, 2015 and December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $4.7 million and $15.1 million of realized loss for the interest rate swaptions that expired unexercised during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company had $3.7 million and $11.1 million of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of March 31, 2015, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	5,640	3	3.1	550,000	3.29%	3M Libor	8.2
Total Payer		5,640	3	3.1	550,000	3.29%	3M Libor	8.2

Receiver	> 6 Months	1,485	795	10.0	300,000	3M Libor	1.11%	10.0
Total Receiver		1,485	795	10.0	300,000	3M Libor	1.11%	10.0
TBAs, Futures and Currency Forward Contracts
The Company purchases or sells certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized and unrealized gains and losses associated with the purchase or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations.
The Company uses currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on the Company's investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations.

The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2015	Amount of Realized Gain (Loss), net on Derivative Instruments (excluding net interest paid or received) for the three months ended March 31, 2015
Interest Rate Swaptions	1,050,000	300,000	(500,000)	850,000	(4,688)
Interest Rate Swaps	10,550,000	100,000	(300,000)	10,350,000	(19,055)
Sale of TBAs	198,000	248,000	(446,000)	—	(2,292)
Futures Contracts	127,400	120,900	(248,300)	—	(943)
Currency Forward Contracts	35,688	30,708	(32,127)	34,269	875
Total	11,961,088	799,608	(1,526,427)	11,234,269	(26,103)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.
$ in thousands

Asset Derivatives			Liability Derivatives
	As of March 31, 2015	As of December 31, 2014		As of March 31, 2015	As of December 31, 2014
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	4,198	22,772	Interest Rate Swap Liability	290,852	253,468
CDS Contract	334	396	TBAs	—	558
Interest Rate Swaptions	798	322
Futures Contracts	—	89
Currency Forward Contracts	1,376	599
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.
Three months ended March 31, 2015
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(19,145)	Gain (loss) on derivative instruments, net	—

Three months ended March 31, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(21,296)	Gain (loss) on derivative instruments, net	—

$ in thousands		Amount of unrealized gain (loss) recognized in income on derivative
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended March 31, 2015	Three months ended March 31, 2014
CDS Contract	Realized and unrealized credit default swap income	(62)	(47)

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forwards reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

$ in thousands	Three months ended March 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	(19,055)	(45,608)	(55,957)	(120,620)
Interest Rate Swaptions	(4,688)	—	3,679	(1,009)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	875	—	776	1,651
Total	(26,103)	(45,608)	(51,034)	(122,745)

$ in thousands	Three months ended March 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	—	(51,441)	(90,192)	(141,633)
Interest Rate Swaptions	(15,075)	—	11,127	(3,948)
TBAs	—	—	703	703
Futures Contracts	(3,749)	—	(2,685)	(6,434)
Total	(18,824)	(51,441)	(81,047)	(151,312)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $215.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $273.9 million of Agency RMBS and

$82.2 million of cash as of March 31, 2015. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of March 31, 2015, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $80.8 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of March 31, 2015.
Note 9 – Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangement (or similar agreements) in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the condensed consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.
Offsetting of Derivative Assets
As of March 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	6,706	—	6,706	(3,171)	(3,535)	—
Total	6,706	—	6,706	(3,171)	(3,535)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	290,852	—	290,852	(208,855)	(80,414)	1,583
Repurchase Agreements	13,333,081	—	13,333,081	(13,333,081)	—	—
Secured Loans	1,550,000	—	1,550,000	(1,550,000)	—	—
Total	15,173,933	—	15,173,933	(15,091,936)	(80,414)	1,583
Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2014

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)	Collateral Posted (2)(4)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—
Total	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—

26

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at March 31, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $14.8 billion and $15.3 billion at March 31, 2015 and December 31, 2014, respectively, including securities held as collateral that are eliminated in consolidation of $431.9 million and $403.2 million, respectively at March 31, 2015 and December 31, 2014.

(4)
Cash collateral received on the Company's derivatives was $4.3 million and $14.9 million at March 31, 2015 and December 31, 2014, respectively. The Company did not receive non-cash collateral at March 31, 2015. Non-cash collateral received on the Company's derivatives was $10.8 million at December 31, 2014. Cash collateral posted by the Company on its derivatives was $82.2 million and $57.6 million at March 31, 2015 and December 31, 2014, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion and $1.5 billion at March 31, 2015 and December 31, 2014, respectively.
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

	March 31, 2015
	Fair Value Measurements Using:
				Total at
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed securities(1)	—	17,340,595	—	17,340,595
Derivative assets	—	6,372	334	6,706
Total assets	—	17,346,967	334	17,347,301
Liabilities:
Derivative liabilities	—	290,852	—	290,852
Total liabilities	—	290,852	—	290,852

	December 31, 2014
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities(1)	—	17,248,895	—	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,272,588	396	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

(1)	For more detail about the fair value of the Company's MBS, refer to Note 4 - "Mortgage-Backed Securities."
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	March 31, 2015	December 31, 2014
Balance at January 1	396	654
Unrealized gains/(losses), net	(62)	(258)
Ending balance	334	396
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2015	Technique	Input	Range	Average
CDS Contract	334	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.66%
			Credit Spread		0.32%
			Constant Prepayment Rate	1.0% - 20.0%	5.47%
			Constant Default Rate	0.5% - 100.0%	4.14%
			Loss Severity	2.02% - 66.0%	40.14%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
CDS Contract	396	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.76%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.46%
			Constant Default Rate	0.6% - 100.0%	4.15%
			Loss Severity	1.1% - 62.3%	39.35%
These significant unobservable inputs change according to market conditions and security performance expectations. Significant increases (decreases) in swap rate, discount rate, credit spread, constant prepayment rate, constant default rate or loss severity in isolation would result in a lower (higher) fair value measurement. Generally, a change in the assumption used for the constant default rate would likely be accompanied by a directionally similar change in the assumptions used for swap rate, credit spread and loss severity and a directionally opposite change in the assumption used for discount rate and constant prepayment rate. If the inputs had not changed during the quarter, the fair value of the CDS contract would have been $6,200 more than the actual fair value at March 31, 2015.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets, at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	3,597,147	3,622,776	3,365,003	3,399,964
Commercial loans, held-for-investment	146,211	148,026	145,756	147,497
Other investments	110,993	110,993	106,498	106,498
Total	3,854,351	3,881,795	3,617,257	3,653,959
Financial Liabilities
Repurchase agreements	13,333,081	13,340,003	13,622,677	13,630,571
Secured loans	1,550,000	1,550,000	1,250,000	1,250,000
Asset-backed securities issued by securitization trusts	3,133,527	3,150,057	2,929,820	2,930,422
Exchangeable senior notes	400,000	385,000	400,000	379,500
Total	18,416,608	18,425,060	18,202,497	18,190,493
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

29

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

•	The fair value of the exchangeable senior notes issued is a Level 2 fair value measurement based on valuation obtained from a third-party pricing service.
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
The Company has invested $152.7 million and $149.3 million as of March 31, 2015 and December 31, 2014, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Management Fee
For the three months ended March 31, 2015, the Company incurred management fees of $9.4 million (March 31, 2014: $9.3 million), of which $9.3 million (March 31, 2014: $9.3 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
$ in thousands	2015	2014
Incurred costs, prepaid or expensed	642	1,765
Total incurred costs, originally paid by the Manager	642	1,765
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
During the three months ended March 31, 2015, the Company issued 4,444 shares of common stock at an average price of $15.83 under the DRSPP. The Company received total proceeds of approximately $70,000.
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
Share Repurchase Program
During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock. As of March 31, 2015, the Company had authority to purchase 14,841,784 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its independent directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 and $52,000 related to the Company's non-executive directors for three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, the Company issued 5,332 shares and 2,745 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $70,000 and $81,000 for the three months ended March 31, 2015 and 2014, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. During March 2015, the Company issued 11,547 shares of common stock (net of tax withholding) to employees of the Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the three months ended March 31, 2015, the Company awarded 17,652 restricted stock units to employees of the Manager and its affiliates.

Dividends
On March 17, 2015, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on April 28, 2015 to stockholders of record as of the close of business on March 30, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 27, 2015 to stockholders of record as of the close of business on April 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 29, 2015 to stockholders of record as of the close of business on June 5, 2015.
Note 13 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2015 and 2014 is computed as follows:

	Three Months Ended March 31,
$ and share amounts in thousands	2015	2014
Numerator (Income)
Basic Earnings
Net loss available to common stockholders	(32,700)	(74,440)
Effect of dilutive securities:
Income allocated to exchangeable senior debt	—	—
Loss allocated to non-controlling interest	(312)	(822)
Dilutive net loss available to stockholders	(33,012)	(75,262)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	123,118	123,125
Effect of dilutive securities:
Restricted stock awards	—	—
OP units	1,425	1,425
Exchangeable senior notes	—	—
Dilutive Shares	124,543	124,550
The following potential common shares were excluded from diluted earnings per common share for the three months ended March 31, 2015 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 46,003 for restricted stock awards. The following potential common shares were excluded from diluted earnings per common share for the three months ended March 31, 2014 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 41,007 for restricted stock awards.

Note 14 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest and 1.1% interest in the Operating Partnership, respectively.
The following table presents the income (expense) allocated and distributions paid to the Operating Partnership non-controlling interest for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
$ in thousands	2015	2014
Expense allocated	(312)	(822)
Distributions paid	641	713
As of March 31, 2015 and December 31, 2014, distributions payable to the non-controlling interest were approximately $641,000 and $713,000, respectively.
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
As discussed in Note 6 - "Other Investments", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2015 and December 31, 2014, the Company’s undrawn capital and purchase commitments were $27.8 million and $31.0 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of March 31, 2015 and December 31, 2014, the Company has unfunded commitments on commercial loans held-for-investment of $1.6 million and $5.0 million, respectively.
The Company has entered into agreements with financial institutions to guarantee certain obligations of its subsidiaries.  The Company would be required to perform under these guarantees in the event of certain defaults. The Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Note 16 – Subsequent Events
The Company has reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Report, as well as the information contained in our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in this Report.
Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act.
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
Capital Activities
On March 17, 2015, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on April 28, 2015 to stockholders of record as of the close of business on March 30, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 27, 2015 to stockholders of record as of the close of business on April 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 29, 2015 to stockholders of record as of the close of business on June 5, 2015.
We did not repurchase any shares of our common stock during the three months ended March 31, 2015.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on the level of our net interest income and the market value of our assets. The market value of our assets can be impacted by asset spreads and the supply of, and demand for, target assets in which we invest. Our net interest income, which includes the amortization of purchase premiums, reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, employment conditions and inflation. The first quarter of 2015 began with interest rates falling and implied interest rate volatility increasing. In that environment, Agency RMBS started the year with prices rising but significantly underperforming similar duration U.S. Treasury notes. The yield curve continued to flatten as short maturity interest rates moved somewhat lower but longer-term rates moved meaningfully lower for the first quarter of 2015.
Domestic economic conditions continue to improve. While revisions pared back the size of non-farm payrolls originally reported, the payroll reports released in January and February of 2015 showed large increases in new jobs. Payrolls averaged just under 200,000 jobs per month for the first quarter after nearly 325,000 jobs per month in the fourth quarter of 2014. Weather may have impacted employment in the first quarter. Apart from employment, most measures of domestic economic strength disappointed in the first quarter and economists’ estimates of growth for 2015 were revised lower. Another significant driver of market conditions was the announcement of quantitative easing by the European central bank. Following that announcement, sovereign yields that had already been declining fell further and the U.S. dollar strengthened against the Euro. The low interest rate environment, coupled with declining energy prices, should be supportive for U.S. economic growth, as policy rates are much lower than that which would be historically indicated by unemployment and inflation indicators alone. However, high levels of indebtedness and the stronger dollar could create headwinds. Households are once again increasing their debt levels, albeit at a modest rate, which increases their ability to consume goods and services. Inflation data continues to indicate smaller increases than the Federal Reserve's 2% inflation target, with core personal consumption expenditures prices having increased 1.3% year-over-year through February 2015.

Global influences lead the list of factors that can explain the drop in market yields over the past quarter and year, namely central bank purchases of sovereign debt, weak growth and deflationary risks in Europe, declining growth in China, and growing concern over the economies of countries reliant on commodity exports, as well as tensions in the Middle East. Five year government bond yields in some European countries are negative and ten year yields are approaching zero. The interest rate environment has been supportive for Agency RMBS and we believe it will continue to be. Lower interest rates create prepayment concerns, but the prepayment option embedded in Agency RMBS is less onerous given continued tight residential mortgage loan underwriting standards and reasonably low interest rate volatility. We believe QE in Europe and Japan will create international demand for Agency RMBS due to the relatively attractive yield and the government guarantee. Further, Agency RMBS investors saw the market impact from Federal Reserve tapering of Agency RMBS purchases in the fourth quarter of 2014 and that program ended with little noticeable impact on Agency RMBS valuations. There has been adequate demand from investors and limited supply of new Agency RMBS to offset the decline in demand from the Federal Reserve. With respect to credit assets, CMBS yield spreads over comparable term interest rate swaps narrowed modestly over the quarter. Spreads in GSE CRTs issued by Fannie Mae and Freddie Mac narrowed considerably over the first quarter of 2015 after widening markedly during the second half of 2014.
The impact of regulatory initiatives on the economy may also affect our business and our financial results. The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and the markets in which we invest. For example, the Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that residential borrowers have a reasonable ability to repay a mortgage loan. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage (“QM”) framework that provides certain legal protections to residential mortgage loan lenders, which include restrictions on loan features, points and fees and borrower debt-to-income ratios. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the impact of these regulations and others could affect our ability to securitize or invest in newly originated loans in the future.
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
On September 2, 2014, the Federal Housing Finance Agency ("FHFA"), proposed to revise its regulations governing Federal Home Loan Bank membership to, among other things, exclude captive insurance companies. However, the proposed rules would permit existing captive insurers, such as our captive insurance company subsidiary IAS Services LLC, to remain members for a period of five years following the effective date of the final rules. In addition, the Federal Home Loan Bank of Indianapolis ("FHLBI") would be permitted to allow outstanding advances to IAS Services LLC that were made prior to the effective date of the final rules to honor contractual terms to maturity. Therefore, under the proposed rules, we do not expect there would be any impact to our existing FHLBI borrowings. The rules are subject to change prior to their final adoption. However, if the FHFA’s rules are adopted substantially as proposed, we do not expect that the rules would have a material effect on our sources or costs of funding or our results of operations. The date set for the end of the comment period was January 23, 2015. The vast majority of the comments were against adoption of the proposed rule. The FHFA has not yet made a formal statement as to their intentions with respect to the proposed rule.
Investment Activities
In the first quarter of 2015, our investment portfolio remained positioned to take advantage of compelling opportunities in both mortgage-backed securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. We have over the last year and over the last quarter maintained a relatively equal allocation of our equity between residential credit, commercial credit and Agency RMBS.

The table below shows the allocation of our equity as of March 31, 2015, December 31, 2014 and March 31, 2014:

	As of
$ in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Agency RMBS	34%	32%	31%
Residential Credit (1)	32%	34%	41%
Commercial Credit (2)	34%	34%	28%
Total	100%	100%	100%

(1)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.

(2)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $41.2 million (which are included in Other Investments), are considered commercial credit.
The table below shows the breakdown of our investment portfolio as of March 31, 2015, December 31, 2014 and March 31, 2014:

	As of
$ in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Agency RMBS:
30 year fixed-rate, at fair value	4,623,456	4,790,293	6,427,383
15 year fixed-rate, at fair value	1,840,250	1,327,101	1,564,463
Hybrid ARM, at fair value	2,903,964	2,976,918	2,076,825
ARM, at fair value	463,342	546,782	358,691
Agency CMO, at fair value	443,249	450,895	467,229
Non-Agency RMBS, at fair value	2,947,675	3,061,647	3,591,920
GSE CRT, at fair value	661,767	625,424	350,021
CMBS, at fair value	3,456,892	3,469,835	2,698,658
Residential loans, at amortized cost	3,597,147	3,365,003	2,070,493
Commercial loans, at amortized cost	146,211	145,756	92,748
Total MBS and Loans portfolio	21,083,953	20,759,654	19,698,431
During the first quarter of 2015, we reinvested cash flows from our Agency RMBS portfolio into 15 year fixed-rate Agency RMBS. Over the past twelve months, we have further reduced our overall sensitivity to interest rates by selling Agency RMBS collateralized by 30 year fixed-rate RMBS and reinvesting proceeds into Agency RMBS backed by 15 year fixed-rate and Hybrid ARM collateral. We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively short durations because they are collateralized by higher coupons. We expect these securities to prepay relatively slowly based on their seasoning and collateral attributes. Our sales of 30 year fixed-rate Agency RMBS over the past twelve months were primarily in 3% and 3.5% coupons or relatively newer vintage that have not experienced a high prepayment environment. Therefore, the average coupon of our 30 year fixed-rate Agency RMBS continued to increase to 4.29% at March 31, 2015, compared to 4.12% at March 31, 2014. In addition, we hold 15 year fixed-rate Agency RMBS, Agency Hybrid ARM RMBS and Agency ARM RMBS that we believe have lower durations and better cash flow certainty relative to current 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities, to hedge the risk of higher interest rates.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRT, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, we have increased our total exposure to credit assets as we believe the improving economy will provide better risk-adjusted returns for this asset class while having lower interest rate exposure relative to Agency RMBS.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRT. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRT over the past twelve months as paydowns from principal repayments and limited dispositions have reduced our non-Agency RMBS holdings. GSE CRT have the added benefit of paying a floating rate coupon, which reduces our interest rate risk and our need to hedge interest rate risk.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since March 31, 2014, we grew our CMBS portfolio $758.2 million and grew the allocation of our CMBS holdings in our MBS portfolio to approximately 19.9% as of March 31, 2015 from approximately 15.4% as of March 31, 2014.
During the first quarter of 2015, we invested in and consolidated one additional residential loan securitization trust collateralized by prime jumbo loans that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high FICO scores, low historical delinquencies and low loan-to-value ratios based on current home values. We have invested in and consolidated 11 residential loan securitizations that hold $3.6 billion of residential loans as of March 31, 2015. For further details on the residential loan portfolio, refer to Note 3 - "Variable Interest Entities" of our condensed consolidated financial statements.
We also originated and purchased investments in commercial real estate loans over the past twelve months. As of March 31, 2015, our commercial real estate loan portfolio includes a first mortgage loan and subordinate interests we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements.
Portfolio Characteristics
The table below represents the vintage of our MBS credit assets as of March 31, 2015 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.6%	3.8%	17.6%	7.9%	0.6%	1.6%	—%	32.4%
Prime	0.5%	1.4%	4.8%	3.7%	9.7%	2.1%	—%	—%	0.1%	—%	7.0%	2.2%	—%	31.5%
Alt-A	—%	0.6%	8.7%	6.0%	7.6%	—%	—%	—%	—%	—%	—%	—%	—%	22.9%
Subprime/reperforming	—%	—%	—%	0.1%	0.4%	—%	—%	—%	—%	—%	1.8%	10.9%	—%	13.2%
Total Non-Agency	0.5%	2.0%	13.5%	9.8%	18.0%	2.1%	0.6%	3.8%	17.7%	7.9%	9.4%	14.7%	—%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	39.3%	56.4%	4.3%	100.0%
CMBS	—%	—%	8.8%	9.8%	0.6%	—%	—%	7.5%	21.6%	11.8%	13.3%	26.6%	—%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 10.9% for 2005, 33.6% for 2006, 55.0% for 2007, 0.2% for 2009 and 0.3% for 2010.

The tables below represent the geographic concentration of the underlying collateral for our MBS credit assets as of March 31, 2015:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.6%	California	22.7%	California	16.1%
Florida	6.9%	Texas	5.5%	New York	13.0%
New York	6.8%	Virginia	4.5%	Texas	9.1%
Virginia	3.8%	Illinois	4.0%	Florida	5.9%
New Jersey	3.6%	New York	3.9%	Illinois	4.8%
Maryland	3.6%	Massachusetts	3.7%	Pennsylvania	4.1%
Washington	2.8%	Florida	3.4%	New Jersey	3.2%
Illinois	2.7%	Colorado	3.3%	Virginia	2.8%
Massachusetts	2.1%	Washington	3.3%	Ohio	2.7%
Arizona	2.1%	New Jersey	3.2%	Maryland	2.6%
Other	23.0%	Other	42.5%	Other	35.7%
Total	100.0%		100.0%	Total	100.0%

The following table displays certain characteristics of our residential loans held-for-investment at March 31, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	760	2,788	765	99	30	6	17	16	4,481
Current Principal Balance	573,464	2,160,438	665,613	103,886	30,021	2,754	16,515	13,727	3,566,418
Net Weighted Average Coupon Rate	3.49%	3.47%	3.25%	3.38%	3.70%	3.69%	4.96%	4.73%	3.44%
Weighted Average Maturity (years)	29.13	28.23	27.70	26.18	25.63	24.18	23.34	22.26	28.15
Current Performance:
Current	571,545	2,158,820	665,613	103,886	30,021	2,754	16,515	13,727	3,562,881
30 Days Delinquent	1,285	1,618	—	—	—	—	—	—	2,903
60 Days Delinquent	634	—	—	—	—	—	—	—	634
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	573,464	2,160,438	665,613	103,886	30,021	2,754	16,515	13,727	3,566,418
The following table presents the geographic concentrations of our residential loans held-for-investment at March 31, 2015 based on principal balance outstanding:

State	Percent
California	53.5%
New York	7.6%
Massachusetts	5.8%
Illinois	3.7%
Other states (none greater than 3%)	29.4%
Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRT and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2015, we had entered into repurchase agreements totaling $13.3 billion (December 31, 2014: $13.6 billion). The decrease in our repurchase agreement balance was due to replacing some of our repurchase borrowings with secured loans, as discussed below.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of March 31, 2015, IAS Services LLC had $1.55 billion in outstanding long-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. For the three months ended March 31, 2015, IAS Services LLC had average borrowings of $1.5 billion with a weighted average borrowing rate of 0.39%.
We have also committed to invest up to $121.5 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2015, $93.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $27.8 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed securities purchased and derivative instruments terminated, for which settlement has not taken place, as an investment related payable. As of March 31, 2015 and December 31, 2014, we had investment related payables of $30.4 million, and $17.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to the termination of interest rate swaps, of which $19.1 million has not settled as of March 31, 2015. We record a receivable for mortgage-backed securities sold for which settlement has not taken place as an investment related receivable. As of March 31, 2015 and December 31, 2014, the Company had investment related receivables of $27.7 million and $38.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of March 31, 2015.

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

As of March 31, 2015, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.4 billion (March 31, 2014: $12.8 billion) of borrowings. The notional amount of interest rate swaps were reduced in line with the reduced interest rate risk in our portfolio after the reallocation away from longer duration 30 year MBS into shorter duration Agency 15 year and Hybrid ARM MBS. As of March 31, 2015, included in this amount are forward starting swaps with a total notional amount of $600.0 million, with a starting date of February 5, 2016. The change in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of March 31, 2015, we held $550.0 million (March 31, 2014: $900.0 million) in fixed pay interest rate swaptions as an asset with a fair value of $3,000 (March 31, 2014: $3.1 million) and $300.0 million (March 31, 2014: $0) in fixed receive interest rate swaptions as an asset with a fair value of $795,000 (March 31, 2014: $0). During the three months ended March 31, 2015, interest rate swaptions expired unexercised with a notional amount of approximately $500.0 million (March 31, 2014: $750.0 million) and realized loss of $4.7 million (March 31, 2014: $15.1 million). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of March 31, 2015, we have no outstanding futures contracts. As of March 31, 2014, we held $100.0 million in notional amount of short U.S. Treasury futures contracts as a liability with a fair value of $93,800. During the three months ended March 31, 2015, we sold U.S. Treasury futures contracts of $248.3 million (March 31, 2014: $100.0 million) in notional amount and realized a net loss of $943,000 (March 31, 2014: $3.7 million). We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of March 31, 2015, we have no outstanding to-be-announced securities ("TBAs"). As of March 31, 2014, we held $250.0 million in notional amount of TBAs as an asset with a fair value of $1.3 million and $150.0 million in notional amount as a liability with a fair value of $586,000. During the three months ended March 31, 2015, we settled TBAs of $446.0 million in notional amount and realized a net loss of $2.3 million (March 31, 2014: $0). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of March 31, 2015, we held $34.3 million (March 31, 2014: $0) in notional amount of currency forward contracts as an asset with a fair value of $1.4 million (2014: $0). During the three months ended March 31, 2015, we settled currency forward contracts of $32.1 million (March 31, 2014: $0) in notional amount and realized a net gain of $875,000 (March 31, 2014: $0). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $19.37 and $18.82 as of March 31, 2015 and December 31, 2014, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
The change in our book value in first quarter of 2015 was primarily due to the change in valuation of our investment portfolio that is recorded in Other Comprehensive Income (Loss) on our condensed consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed Securities” of our condensed consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS, change in our interest income recognition, allowance for loan losses, and an increase in our tax liability among other effects.
Mortgage-Backed Securities. We record our MBS as available-for-sale and report them at fair value based on prices received from third-party sources. The valuation service uses various observable inputs which may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 - “Mortgage-Backed Securities" of our condensed consolidated financial statements.
Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we may be forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 - “Mortgage-Backed Securities" of our condensed consolidated financial statements.
Residential and Commercial Loans. Residential loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. Commercial loans held-for-investment are carried at cost net of any allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party vendor to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk. The Company records all derivatives on its condensed consolidated balance sheets at fair value. Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in the Company's condensed consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities" of our condensed consolidated financial statements.
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
Expected Impact of New Authoritative Guidance on Future Financial Information
In February 2015, the FASB issued modifications to existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating the potential impact of the new guidance on our condensed consolidated financial statements, as well as the available transition methods.
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently evaluating the potential impact of the new guidance on our condensed consolidated financial statements.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
$ in thousands, except share data	2015	2014
Interest Income
Mortgage-backed securities	141,018	151,739
Residential loans (1)	29,374	17,704
Commercial loans	3,115	1,619
Total interest income	173,507	171,062
Interest Expense
Repurchase agreements	43,310	49,071
Secured loans	1,464	—
Exchangeable senior notes	5,607	5,607
Asset-backed securities (1)	21,898	13,935
Total interest expense	72,279	68,613
Net interest income	101,228	102,449
(Reduction in) provision for loan losses	(62)	207
Net interest income after (reduction in) provision for loan losses	101,290	102,242
Other Income (loss)
Gain (loss) on sale of investments, net	2,142	(11,718)
Equity in earnings of unconsolidated ventures	6,006	441
Gain (loss) on derivative instruments, net	(122,745)	(151,312)
Realized and unrealized credit default swap income	203	329
Other investment income (loss), net	(894)	—
Total other income (loss)	(115,288)	(162,260)
Expenses
Management fee – related party	9,415	9,335
General and administrative	1,727	2,012
Consolidated securitization trusts (1)	2,156	1,184
Total expenses	13,298	12,531
Net loss	(27,296)	(72,549)
Net loss attributable to non-controlling interest	(312)	(822)
Net loss attributable to Invesco Mortgage Capital Inc.	(26,984)	(71,727)
Dividends to preferred stockholders	5,716	2,713
Net loss attributable to common stockholders	(32,700)	(74,440)
Loss per share:
Net loss attributable to common stockholders (basic)	(0.27)	(0.60)
Net loss attributable to common stockholders (diluted)	(0.27)	(0.60)
Dividends declared per common share	0.45	0.50
Weighted average number of shares of common stock:
Basic	123,118,201	123,124,870
Diluted	124,543,201	124,549,870

(1)
The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” of our condensed consolidated financial statements for further discussion.

Net Loss Summary
For the three months ended March 31, 2015, our net loss attributable to common stockholders was $32.7 million (March 31, 2014: $74.4 million) or $0.27 (March 31, 2014: $0.60) basic and diluted net loss per average share available to common stockholders. The change in net loss attributable to common stockholders for the three months ended March 31, 2015 versus 2014 is primarily attributable to lower realized and unrealized losses on derivative instruments in the 2015 period versus 2014 period.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in AOCI. For the three months ended March 31, 2015, we recognized unrealized losses for the change in fair value of our interest rates swaps of $56.0 million (March 31, 2014: $90.2 million). In addition, during the three months ended March 31, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $19.1 million (March 31, 2014: $21.3 million). Reclassification of amortization of net deferred losses on de-designated interest rate swaps is recorded as interest expense in our condensed consolidated statements of operations.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income attributable to common stockholders adjusted for gain (loss) on sale of investments, net; realized gain (loss) on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized gain (loss) on derivative instruments, net; gain (loss) on foreign currency transactions, net; reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities in other comprehensive income on our condensed consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
We believe that providing transparency into core earnings enables our investors to consistently measure, evaluate and compare our operating performance to that of our peers over multiple reporting periods. However, we caution that core earnings should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or as an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity, or as an indication of amounts available to fund our cash needs, including our ability to make cash distributions.

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2015	2014
Net loss attributable to common stockholders	(32,700)	(74,440)
Adjustments
(Gain) loss on sale of investments, net	(2,142)	11,718
Realized loss (gain) on derivative instruments, net (excluding contractual net interest on interest rate swaps of $45,608 and $51,441, respectively)	26,103	18,824
Unrealized (gain) loss on derivative instruments, net	51,034	81,047
Loss on foreign currency transactions, net	1,525	—
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	19,145	21,296
Subtotal	95,665	132,885
Adjustment attributable to non-controlling interest	(1,095)	(1,511)
Core earnings	61,870	56,934
Basic loss per common share	(0.27)	(0.60)
Core earnings per share attributable to common stockholders	0.50	0.46

Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments and the reclassification of amortization of net deferred swap losses on de-designated interest rate swaps that is being amortized into interest expense over the remaining lives of the swaps. We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments and the reclassification of amortization of net deferred losses on de-designated interest rate swaps that is being amortized into repurchase agreements interest expense over the remaining lives of the swaps.
We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We subtract amortization of net deferred losses on de-designated interest rate swaps because we do not consider the amortization a current component of our borrowing costs.
We believe the presentation of effective interest expense, effective costs of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs, and operating performance.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	72,279	1.60%	68,613	1.60%
Less: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	(19,145)	(0.42)%	(21,296)	(0.49)%
Add: Net interest paid - interest rate swaps	45,608	1.01%	51,441	1.20%
Effective interest expense	98,742	2.19%	98,758	2.31%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2015		2014
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	101,228	1.80%	102,449	1.92%
Add: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	19,145	0.42%	21,296	0.49%
Less: Net interest paid - interest rate swaps	(45,608)	(1.01)%	(51,441)	(1.20)%
Effective net interest income	74,765	1.21%	72,304	1.21%
Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our total debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of March 31, 2015 and December 31, 2014. The mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, secured loans, and asset-backed securities issued by consolidated residential loan securitization trusts, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 359 days as of March 31, 2015. We believe presenting our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding the Company's refinancing risks and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.

March 31, 2015

$ in thousands	Agency RMBS	Non-Agency RMBS (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,274,261	3,407,153	661,767	3,456,892	146,211	3,597,147	41,243	(459,479)	21,125,195
Cash and cash equivalents (1)	65,714	36,666	9,606	45,039	—	—	—	—	157,025
Derivative assets, at fair value (2)	4,997	334	—	—	1,375	—	—	—	6,706
Other assets	157,301	11,255	592	67,705	1,014	15,897	7,281	(1,897)	259,148
Total assets	10,502,273	3,455,408	671,965	3,569,636	148,600	3,613,044	48,524	(461,376)	21,548,074

Repurchase agreements	8,778,225	2,613,114	486,990	1,454,752	—	—	—	—	13,333,081
Secured loans (3)	320,947	—	—	1,229,053	—	—	—	—	1,550,000
Asset-backed securities issued by securitization trusts	—	—	—	—	—	3,593,006	—	(459,479)	3,133,527
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	290,852	—	—	—	—	—	—	—	290,852
Other liabilities	66,858	20,239	5,041	30,919	—	10,951	889	(1,897)	133,000
Total liabilities	9,456,882	2,633,353	492,031	2,714,724	—	3,603,957	400,889	(461,376)	18,840,460

Allocated equity	1,045,391	822,055	179,934	854,912	148,600	9,087	(352,365)	—	2,707,614
Less equity associated with secured loans:
Collateral pledged	(392,137)	—	—	(1,501,668)	—	—	—	—	(1,893,805)
Secured loans	320,947	—	—	1,229,053	—	—	—	—	1,550,000
Net equity (excluding secured loans)	974,201	822,055	179,934	582,297	NA	NA	NA	—	2,558,487
Total debt-to-equity ratio (8)	8.7	3.2	2.7	3.1	—	NA	NA	NA	6.8
Repurchase agreement debt-to-equity ratio (9)	9.0	3.2	2.7	2.5	NA	NA	NA	NA	5.2

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $41.2 million (which are included in Other), are considered commercial credit.

(8)
Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans, asset-backed securities issued by securitization trusts and exchangeable senior notes) to allocated equity.

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

December 31, 2014

$ in thousands	Agency RMBS	Non-Agency RMBS (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,091,989	3,494,181	625,424	3,469,835	145,756	3,365,003	43,998	(432,534)	20,803,652
Cash and cash equivalents (1)	64,603	41,578	10,154	47,809	—	—	—	—	164,144
Derivative assets, at fair value (2)	23,183	396	—	—	599	—	—	—	24,178
Other assets	111,817	13,742	15,639	75,209	1,030	15,591	7,888	(1,873)	239,043
Total assets	10,291,592	3,549,897	651,217	3,592,853	147,385	3,380,594	51,886	(434,407)	21,231,017

Repurchase agreements	9,018,818	2,676,626	468,782	1,458,451	—	—	—	—	13,622,677
Secured loans (3)	—	—	—	1,250,000	—	—	—	—	1,250,000
Asset-backed securities issued by securitization trusts	—	—	—	—	—	3,362,354	—	(432,534)	2,929,820
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	254,026	—	—	—	—	—	—	—	254,026
Other liabilities	56,894	21,351	5,233	37,589	—	10,563	5,887	(1,873)	135,644
Total liabilities	9,329,738	2,697,977	474,015	2,746,040	—	3,372,917	405,887	(434,407)	18,592,167

Allocated equity	961,854	851,920	177,202	846,813	147,385	7,677	(354,001)	—	2,638,850
Less equity associated with secured loans:
Collateral pledged	—	—	—	(1,550,270)	—	—	—	—	(1,550,270)
Secured loans	—	—	—	1,250,000	—	—	—	—	1,250,000
Net equity (excluding secured loans)	961,854	851,920	177,202	546,543	NA	NA	NA	—	2,537,519
Total debt-to-equity ratio (8)	9.4	3.1	2.6	3.2	—	NA	NA	NA	6.9
Repurchase agreement debt-to-equity ratio (9)	9.4	3.1	2.6	2.7	NA	NA	NA	NA	5.4

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.0 million (which are included in Other), are considered commercial credit.

(8)
Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans, asset-backed securities issued by securitization trusts and exchangeable senior notes) to allocated equity.

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

Interest Income and Average Earning Asset Yield
The table below presents certain information for our portfolio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
$ in thousands	2015	2014
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,748,996	1,597,879
30 year fixed-rate, at amortized cost	4,580,728	6,727,509
ARM, at amortized cost	460,624	287,160
Hybrid ARM, at amortized cost	2,866,657	1,862,871
MBS-CMO, at amortized cost	446,241	475,842
Non-Agency RMBS, at amortized cost	2,892,894	3,524,751
GSE CRT, at amortized cost	650,203	314,619
CMBS, at amortized cost	3,271,611	2,565,513
Residential loans, at amortized cost	3,363,323	1,986,973
Commercial loans, at amortized cost	146,107	73,216
Average MBS and Loans portfolio	20,427,384	19,416,333
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.21%	2.81%
30 year fixed-rate	2.99%	3.15%
ARM	2.69%	2.37%
Hybrid ARM	2.28%	2.35%
MBS - CMO	3.71%	4.14%
Non-Agency RMBS	4.35%	4.21%
GSE CRT	4.04%	4.81%
CMBS	4.34%	4.51%
Residential loans	3.50%	3.52%
Commercial loans	8.53%	8.85%
Average MBS and Loans portfolio	3.40%	3.52%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.4 billion (March 31, 2014: $19.4 billion) and earned interest income of $173.5 million (March 31, 2014: $171.1 million) for the three months ended March 31, 2015. The yield on our average investment portfolio was 3.40% (March 31, 2014: 3.52%).
Average assets increased during three months ended March 31, 2015 compared to 2014 primarily due to the addition of five consolidated residential loan securitizations during the last twelve months. We consolidated eleven residential loan securitizations as of March 31, 2015 compared to six consolidated residential loan securitizations as of March 31, 2014. The yield on our average investment portfolio declined from 3.52% as of March 31, 2014 to 3.40% as of March 31, 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of March 31, 2015, approximately 34% of our equity is allocated to investments in commercial credit; 32% is allocated to residential credit and 34% is allocated to Agency RMBS.
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

	March 31, 2015		December 31, 2014
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	9.4	12.7	11.9	15.0
30 year Agency RMBS	11.1	13.2	11.8	13.5
Agency Hybrid ARM RMBS	14.2	NA	14.3	NA
Non-Agency RMBS	10.3	NA	10.7	NA
GSE CRT	9.5	NA	7.7	NA
Weighted average CPR	11.4	NA	12.0	NA
Interest Expense and the Cost of Funds
The table below presents certain information related to our financing for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
$ in thousands	2015	2014
Average Borrowings*:
Agency RMBS (1)	9,031,510	9,690,761
Non-Agency RMBS	2,634,705	3,001,688
GSE CRT	454,510	214,866
CMBS (1)	2,665,165	2,030,534
Exchangeable senior notes	400,000	400,000
Asset-backed securities issued by securitization trusts	2,924,615	1,765,161
Total borrowed funds	18,110,505	17,103,010
Maximum borrowings during the period (2)	18,416,608	17,144,362
Average Cost of Funds (3):
Agency RMBS (1)	0.34%	0.36%
Non-Agency RMBS	1.51%	1.51%
GSE CRT	1.69%	1.42%
CMBS (1)	0.90%	1.38%
Exchangeable senior notes	5.61%	5.61%
Asset-backed securities issued by securitization trusts	2.99%	3.16%
Unhedged cost of funds (4)	1.18%	1.11%
Hedged / Effective cost of funds (non-GAAP measure)	2.19%	2.31%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense.
Our largest expense is the interest expense on borrowed funds. For 2015, we had average borrowed funds of $18.1 billion (March 31, 2014: $17.1 billion) and total interest expense of $72.3 million (March 31, 2014: $68.6 million) for the three months ended March 31, 2015. The increase in average borrowed funds and interest expense for the three months ended March 31, 2015 compared to 2014 was primarily the result of higher asset-backed security balances associated with new investments in consolidated residential loan securitizations. The Company consolidated eleven residential loan securitizations as of March 31, 2015 (six consolidated residential loan securitizations as of March 31, 2014).
We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest paid related to our interest rate swaps and excluding the reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense from our interest expense. Effective interest expense (non-GAAP measure) was $98.7 million (March 31, 2014: $98.8 million) for the three months ended March 31, 2015.
For the three months ended March 31, 2015, our cost of funds was 1.60% (March 31, 2014: 1.60%). For the three months ended March 31, 2015, our effective cost of funds (non-GAAP measure) was 2.19% (March 31, 2014: 2.31%). Our effective cost of funds declined in the three months ended March 31, 2015 versus the three months ended March 31, 2014 primarily due to lower net interest paid on interest rate swaps.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $101.2 million (March 31, 2014: $102.4 million) for the three months ended March 31, 2015. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.80% (March 31, 2014: 1.92%) for the three months ended March 31, 2015. The decrease in net interest income and net interest margin was primarily the result of a lower average portfolio yield and higher average borrowed funds for the three months ended March 31, 2015 compared to 2014.
We compute our effective net interest income (non-GAAP measure) and effective interest rate margin (non-GAAP measure) by adding amortization of net deferred losses on de-designated interest rate swaps and subtracting net interest paid on our interest rate swaps to our net interest income. Our effective net interest income (non-GAAP measure) totaled $74.8 million (March 31, 2014: $72.3 million) for the three months ended March 31, 2015. Our effective interest rate margin (non-GAAP measure) was 1.21% (March 31, 2014: 1.21%) for the three months ended March 31, 2015.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due under the terms of the loan agreements will be collected. Based upon this analysis, we recorded a decrease in the provision for loan losses of $62,000 (March 31, 2014: $207,000 increase) for the three months ended March 31, 2015. Our provision for loan losses is solely for residential loans held-for-investment by consolidated securitization trusts. The Company has evaluated the collectability of its commercial loans held-for-investment and determined that no provision for loan losses is required as of March 31, 2015.
Gain (loss) on Sale of Investments, net
As part of our investment process, our MBS are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Securities that do not meet our risk and return targets are sold. During the three months ended March 31, 2015, we sold MBS and recognized a net gain of $2.1 million (March 31, 2014: $11.7 million net loss).
Loss on Other-Than-Temporary Impaired Securities
For the three months ended March 31, 2015 and 2014, we did not recognize any losses on other-than-temporarily impaired securities in the condensed consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed Securities” of our condensed consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the three months ended March 31, 2015, we recorded equity in earnings of unconsolidated ventures of $6.0 million (March 31, 2014: $441,000). Equity in earnings of unconsolidated ventures increased for the three months ended March 31, 2015 compared to 2014 primarily due to unrealized appreciation of underlying portfolio investments in the 2015 period.
Gain (Loss) on Derivative Instruments, net
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate repurchase agreements and secured loans. To accomplish these objectives, we primarily use interest rate derivative instruments, including interest rate swaps, interest rate swaptions, U.S. Treasury futures contracts and TBAs as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. An interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. TBAs are reported on the balance sheet as an asset or liability at its fair value.
We also use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended March 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	(19,055)	(45,608)	(55,957)	(120,620)
Interest Rate Swaptions	(4,688)	—	3,679	(1,009)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	875	—	776	1,651
Total	(26,103)	(45,608)	(51,034)	(122,745)

$ in thousands	Three months ended March 31, 2014
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivatives, net
Interest Rate Swaps	—	(51,441)	(90,192)	(141,633)
Interest Rate Swaptions	(15,075)	—	11,127	(3,948)
TBAs	—	—	703	703
Futures Contracts	(3,749)	—	(2,685)	(6,434)
Total	(18,824)	(51,441)	(81,047)	(151,312)
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of foreign exchange rate losses related to a commercial loan investment denominated in a foreign currency.
Expenses
For the three months ended March 31, 2015, we incurred management fees of $9.4 million (March 31, 2014: $9.3 million), which are payable to our Manager under our management agreement. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager.
For the three months ended March 31, 2015, our general and administrative expenses not covered under our management agreement amounted to $1.7 million (March 31, 2014: $2.0 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. General and administrative costs in the first quarter of 2015 were lower than the first quarter of 2014 because the 2014 period included $0.2 million of securitization organization expenses.
For the three months ended March 31, 2015, consolidated securitization trust expenses totaled $2.1 million (March 31, 2014: $1.2 million). Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated residential loan securitizations. The increase in securitization trust expenses for the three months ended March 31, 2015 is primarily due to an increase in the number of consolidated residential loan securitizations from six as of March 31, 2014 to eleven as of March 31, 2015.
Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended March 31, 2015, our net losses after preferred dividends was $33.0 million (March 31, 2014: $75.3 million) and our annualized loss on average equity was 5.38% (March 31, 2014: 12.89%). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to lower realized and unrealized losses on derivative instruments in the 2015 period versus 2014 period. For the three months ended March 31, 2015, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $56.0 million (March 31, 2014: $90.2 million). In addition, during the three months ended March 31, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $19.1 million (March 31, 2014: $21.3 million).

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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our condensed consolidated balance sheets is significantly less important than our potential liquidity available under borrowing arrangements. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.
We held cash and cash equivalents of $157.0 million at March 31, 2015 (March 31, 2014: $188.4 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $87.4 million for the three month period ended March 31, 2015 (March 31, 2014: $89.1 million).
Our investing activities used net cash of $214.8 million for the three month period ended March 31, 2015 (March 31, 2014: provided $380.7 million). During the three month period ended March 31, 2015, we utilized cash to purchase $726.5 million (March 31, 2014: $681.8 million) in MBS and $372.3 million (March 31, 2014: $283.4 million) in residential loans which were offset by proceeds from asset sales of $180.0 million (March 31, 2014: $949.9 million) and principal payments on MBS of $570.1 million (March 31, 2014: $397.4 million) and principal repayments on residential loans of $138.2 million (March 31, 2014: $22.0 million). In addition, we originated or funded commercial loans of $1.9 million (March 31, 2014: $27.5 million).
Our financing activities provided cash of $120.2 million for the three month period ended March 31, 2015 (March 31, 2014: used $492.0 million). During the three months ended March 31, 2015, we utilized cash to repay repurchase agreements of $289.5 million (March 31, 2014: $599.4 million) and asset-backed securities issued by securitization trusts of $130.4 million (March 31, 2014: $19.3 million). Repayments on repurchase agreements were offset by net proceeds from our secured loans of $300.0 million (March 31, 2014: $0), and net proceeds from asset-backed securities issued by new consolidated securitization trusts of $336.1 million (March 31, 2014: $245.9 million).
As of March 31, 2015, our wholly-owned subsidiary, IAS Services LLC, had $1.55 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. As of March 31, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $392.1 million, respectively.
As of March 31, 2015, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.5%, for non-Agency RMBS was 20.3%, for GSE CRT was a 26.7% and for CMBS was 18.7%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 20%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 35% and for CMBS range from a low of 10% to a high of 25%. Our effective cost of funds (non-GAAP measure) was 2.19% (March 31,

2014: 2.31%) as of March 31, 2015. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.8x as of March 31, 2015 (December 31, 2014: 6.9x). Our repurchase agreement debt-to-equity ratio (non-GAAP measure) has declined from 5.4x at December 31, 2014 to 5.2x at March 31, 2015. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, secured loans, and asset-backed securities issued by consolidated residential loan securitization trusts, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 359 days as of March 31, 2015.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the three months ended March 31, 2015, we issued 4,444 shares of common stock (March 31, 2014: 4,564 shares) at an average price of $15.83 (March 31, 2014: $16.26) under the DRSPP with total proceeds of approximately $70,000 (March 31, 2014: $74,000), of which no shares of common stock were issued under the waiver feature of the DRSPP.
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
During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock. As of March 31, 2015, the Company had authority to purchase 14,841,784 additional shares of its common stock under its share repurchase program.
Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan or a secured loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call, or increase collateral requirements. Under our repurchase facilities and secured loans, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls and increased collateral requirements but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.
We are subject to financial covenants in connection with our lending, derivatives and other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants. Our lending and derivative agreements provide that we may be declared in default of our obligations if the following conditions occur:

•	Our leverage ratio exceeds certain thresholds; and

•	We fail to maintain stockholders’ equity or market value above certain thresholds over specified time periods.
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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for details of our reimbursements to our Manager.
Contractual Commitments
As of March 31, 2015, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	13,333,081	13,333,081	—	—	—
Secured loans	1,550,000		—	—	1,550,000
Unfunded investments in unconsolidated ventures	27,753	7,779	19,974	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Participation interest	150		150	—	—
Commercial loans	1,623	—	1,623	—	—
Total contractual obligations (1)	15,312,607	13,340,860	421,747	—	1,550,000
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	3,106,212	411,313	676,771	511,839	1,506,289
Anticipated interest payments on ABS (3)	679,392	94,013	151,867	113,479	320,033
Total obligations of entities consolidated for financial reporting purposes	3,785,604	505,326	828,638	625,318	1,826,322
Total consolidated obligations and commitments	19,098,211	13,846,186	1,250,385	625,318	3,376,322

56

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
As of March 31, 2015, we have approximately $14.9 million, $60.9 million and $53.9 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $121.5 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of March 31, 2015, $93.7 million of our commitment has been called. We are committed to fund $27.8 million in additional capital to fund future investments and cover future expenses should they occur.
We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, amounts due to the counterparty as set forth by the terms of the CDS agreement would be recorded as realized loss in the condensed consolidated statements of operations.
In 2010, we entered into a credit default swap contract ("CDS"). We sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $5.1 million as of March 31, 2015 (December 31, 2014: $5.6 million). The remaining notional amount of the CDS at March 31, 2015 is $33.4 million (December 31, 2014: $36.7 million), and we estimated the fair market value of the CDS to be $334,000 at March 31, 2015 (December 31, 2014: $396,000). As of March 31, 2015, we have not made any payments related to the CDS contract.
As of March 31, 2015, we have unfunded commitments on commercial loans of $1.6 million (December 31, 2014: $5.0 million).
Stockholders’ Equity
During the three months ended March 31, 2015, we issued 4,444 shares (2014: 4,564 shares) of common stock at an average price of $15.83 (2014: $16.26) under the DRSPP with total proceeds to us of approximately $70,000 (2014: $74,000).
During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. As of March 31, 2015, we had authority to purchase 14,841,784 additional shares of our common stock through this program.

Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its independent directors and officers and employees of our Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $85,000 (March 31, 2014: $52,000) related to our non-executive directors for the three months ended March 31, 2015. During the three months ended March 31, 2015, we issued 5,332 shares (March 31, 2014: 2,745 shares) of restricted stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $70,000 (March 31, 2014: $81,000) for the three months ended March 31, 2015 related to awards to employees of our Manager and its affiliates. Our Manager reimburses us for this compensation expense under the terms of our management agreement. During March 2015, we issued 11,547 shares of common stock (net of tax withholding) to employees of our Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the three months ended March 31, 2015, we awarded 17,652 restricted stock units to employees of our Manager and its affiliates. During the three months ended March 31, 2015, no units were forfeited.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2015. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2015. Consequently, we believe we met the REIT income and asset test as of March 31, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of March 31, 2015. Therefore, as of March 31, 2015, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2015, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	12.91%	(1.20)%
+0.50%	20.02%	(0.55)%
-0.50%	(28.12)%	0.11%
-1.00%	(54.61)%	0.16%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at March 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
No change occurred in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock.

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

INVESCO MORTGAGE CAPITAL INC.

May 7, 2015	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 7, 2015	By:	/s/ Richard Lee Phegley, Jr.
Richard Lee Phegley, Jr.
Chief Financial Officer

EXHIBIT INDEX
Item 6.        Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2009).

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

3.4
Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 8 to our Registration Statement on Form S-11 (No. 333-151665), filed with the Securities and Exchange Commission on June 18, 2009).

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

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

