Form 10-K/A
period 2014-12-31
Invesco Mortgage Capital Inc.
filed 2015-08-17
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

Invesco Mortgage Capital Inc.

Explanatory Note
Invesco Mortgage Capital Inc. (referred to herein as "we,""our," or the "Company") is filing this Amendment No. 1 on Form 10-K (this "Form 10-K/A") to its Annual Report on Form 10-K for the period ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "Original Filing"), for the purpose of restating previously filed financial statements, including notes thereto, and amending portions of the related disclosures contained in the Original Filing (the "Restatement"). This Form 10-K/A includes (i) restated consolidated balance sheets as of December 31, 2014 and 2013, (ii) restated consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the years ended December 31, 2014 and 2013 and (iii) restated quarterly financial information for the quarters ended March 31, 2013 through December 31, 2014. We will not file amended periodic reports for any of the affected quarterly periods.
Restatement Background
In late June 2015 after the filing of our Form 10-Q for the quarter ended March 31, 2015, we undertook a thorough review of our generally accepted accounting principles ("GAAP") accounting treatment our securities, including our credit risk transfer securities issued by government-sponsored enterprises ("GSE CRT") and interest-only strips of residential mortgage-backed securities that are guaranteed by a U.S. government agency ("Agency MBS IOs"). We determined that the GSE CRTs are hybrid financial instruments consisting of (i) a debt host contract (the unsecured GSE debenture) and (ii) an embedded derivative related to the credit protection feature of the GSE CRTs that should have been accounted for applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging (“ASC 815”). Under ASC 815, changes in fair value of the embedded derivative are required to be recorded in the Company’s consolidated statement of operations, instead of in other comprehensive income on the Company’s consolidated balance sheet while changes in fair value of the debt host contract remain within other comprehensive income. Additionally, we determined that the Agency MBS IOs are also hybrid financial instruments, which consist of (i) a debt host contract (the mortgage-backed security) and (ii) an embedded interest derivative related to prepayment risk. We have determined that Agency MBS IOs should have been accounted for under ASC 815 by recording changes in fair value of the embedded derivative in the consolidated statement of operations instead of in other comprehensive income on the Company’s consolidated balance sheet. Management determined that the Agency MBS IOs embedded derivative cannot be reliably valued as a stand-alone instrument and therefore recorded the entire Agency MBS IOs change in fair value in the consolidated statement of operations in accordance with ASC 815.
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 need to be restated and should no longer be relied upon. Additionally, it was determined that the Company should, as soon as practicable, file with the SEC (i) an amendment to the Original Filing, inclusive of restated financial data pertaining to each applicable quarterly period in 2013 and 2014 and (ii) an amendment to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 in order to restate such financial statements.
Concurrently with the filing of this Form 10-K/A, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2015 to restate its previously-issued unaudited condensed consolidated financial statements and amend related financial information.
The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the restatement:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Certain Sections As Restated)

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Part IV, Item 15. Exhibits, Financial Statement Schedules
Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any events, conditions or other developments that have occurred or existed since February 27, 2015, the date of the Original Filing with the SEC.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A.
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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the impact of the Restatement and the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

•	RMBS that are not guaranteed by a U.S. government agency ("non-Agency RMBS");

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
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
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRTs are unsecured general obligations of Fannie Mae and Freddie Mac that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of residential mortgage loans that collateralize MBS issued and guaranteed by the GSEs.  This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly payments of accrued interest and periodic payments of principal to the holders of the securities.  To date, all GSE CRTs have paid a floating interest rate benchmarked to one-month LIBOR.
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
We include a table that shows the allocation of our equity to our target assets in Item 7, "Management's Discussion and Analysis of Operations" of this Report. In addition, we present a non-GAAP financial measure of leverage, our repurchase agreement debt-to-equity ratio.  Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, asset-backed securities issued by securitization trusts, and secured loans, we have reduced our reliance on repurchase agreements. We believe presenting our repurchase agreement debt-to-equity ratio when considered with U.S. GAAP financial measures, provides information that is useful to investors in understanding the Company's refinancing risks, and gives investors a comparable statistic to other mortgage REITS who almost exclusively borrow using repurchase agreements which are short-term and subject to refinancing risk.
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
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2014, a significant percentage of our non-Agency RMBS, GSE CRTs and CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Results - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.
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

A failure to comply with covenants in our repurchase agreements and other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements, as well as our FHLB financing arrangements and swap agreements, require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios, such as total debt to total assets and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

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
We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in the Explanatory Note and Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our audited consolidated financial statements as of and for the years ended December 31, 2013 and 2014 and our unaudited consolidated financial statements for all interim periods commencing with the quarter ended March 31, 2013 through the quarter ended March 31, 2015 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors related to the accounting treatment of our investment in GSE CRTs and Agency MBS IOs. Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 has been and will be, respectively, amended to, among other things, reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price which could, among other items, result in a default under the Company’s financing agreements.

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Form 10-K/A, management identified a material weakness in our internal control over financial reporting and determined our disclosure controls and procedures were not effective based upon our identification of certain errors related to the accounting treatment of our investment in GSE CRTs and Agency MBS IOs. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2014. Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 has been and will be, respectively, amended to, among other things, reflect the change in management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014, as discussed in Item 9A of this Form 10-K/A.

We are actively engaged in developing a remediation plan designed to address this material weakness in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
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
Item 6. Selected Financial Data. (As Restated)
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
The Company has restated its consolidated balance sheets as of December 31, 2014 and 2013 and its consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of equity and consolidated statement of cash flows for the years ended December 31, 2014 and 2013, along with certain related notes.
Balance Sheet Data

	As of December 31,
$ in thousands	2014 (As Restated)		2013 (As Restated)		2012	2011	2010
Mortgage-backed and credit risk transfer securities, at fair value	17,248,895		17,348,657		18,470,563	14,214,149	5,578,333
Residential loans, held-for-investment	3,365,003	(1)	1,810,262	(1)	—	—	—
Commercial loans, held-for-investment	145,756		64,599		—	—	—
Total assets	21,231,017	(1)	20,350,979	(1)	18,914,760	14,772,167	5,862,399
Repurchase agreements	13,622,677		15,451,675		15,720,460	12,253,038	4,344,659
Secured loans	1,250,000		—		—	—	—
Asset-backed securities issued by securitization trusts	2,929,820	(1)	1,643,741	(1)	—	—	—
Exchangeable senior notes	400,000		400,000		—	—	—
Total stockholders’ equity	2,610,315		2,376,115		2,558,098	1,892,338	1,019,150
Non-controlling interest	28,535		27,120		31,422	25,075	31,664
Total equity	2,638,850		2,403,235		2,589,520	1,917,413	1,050,814

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

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2014 (As Restated)	2013 (As Restated)	2012 (1)	2011 (1)	2010 (1)
Interest income	676,643	682,360	566,830	453,352	134,229
Interest expense	281,895	332,252	237,405	155,241	29,556
Net interest income	394,748	350,108	329,425	298,111	104,673
(Reduction in) provision for loan losses	(142)	884	—	—	—
Net interest income after provision for loan losses	394,890	349,224	329,425	298,111	104,673
Other income (loss)	(572,762)	(136,258)	53,041	11,044	12,127
Expenses	52,866	53,144	39,684	30,118	12,093
Net income (loss)	(230,738)	159,822	342,782	279,037	104,707
Net income (loss) attributable to non-controlling interest	(2,632)	1,667	4,108	4,788	5,338
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(228,106)	158,155	338,674	274,249	99,369
Dividends to preferred stockholders	17,378	10,851	5,395	—	—
Net income (loss) attributable to common stockholders	(245,484)	147,304	333,279	274,249	99,369
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.99)	1.11	2.88	3.18	3.82
Diluted	(1.99)	1.11	2.88	3.18	3.81
Dividends declared per common share	1.95	2.30	2.60	3.42	3.49
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668	86,364,506	26,038,628
Diluted	124,529,934	134,173,691	117,012,500	87,804,292	27,468,177

(1)
The Company identified, individually and in the aggregate, immaterial out of period errors for the years ended December 31, 2012, 2011 and 2010 related to its accounting for Agency MBS IOs. The impact of the error for the year ended December 31, 2012 was a $1.2 million decrease to net income (2011: $7.8 million decrease; 2010: $1.0 million increase). For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements" of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Certain Sections Restated)
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in the Part IV, Item 15 of this Report.
Restatement Background
As discussed in the Explanatory Note to this Form 10-K/A and Note 16 - "Restatement of Previously Issued Financial Statements", we are restating our consolidated financial statements for the years ended December 31, 2014 and 2013 and restating quarterly financial information for the quarter ended March 31, 2013 and for all subsequent quarters through December 31, 2014 due to errors related to the accounting treatment of GSE CRTs and Agency MBS IOs. Specifically, we determined that the GSE CRTs are hybrid financial instruments consisting of (i) a debt host contract (the unsecured GSE debenture) and (ii) an embedded derivative related to the credit protection feature of the GSE CRTs that should have been accounted for applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging (“ASC 815”). Under ASC 815, changes in fair value of the embedded derivative are required to be recorded in the Company’s consolidated statement of operations, instead of in other comprehensive income on the Company’s consolidated balance sheet while changes in fair value of the debt host contract remain within other comprehensive income. Additionally, we determined that the Agency MBS IOs are also hybrid financial instruments, which consist of (i) a debt host contract (the mortgage-backed security) and (ii) an embedded interest derivative related to prepayment risk. We have determined that Agency MBS IOs should have been accounted for under ASC 815 by recording changes in fair value of the embedded derivative in the consolidated statement of operations instead of in other comprehensive income on the Company’s consolidated balance sheet. Management determined that the Agency MBS IOs embedded derivative cannot be reliably valued as a stand-alone instrument and therefore recorded the entire Agency MBS IOs change in fair value in the consolidated statement of operations in accordance with ASC 815.
The below table illustrates the quarterly impact of the Restatement to the consolidated statement of operations for the years ended 2014 and 2013:

	2014
	As Reported	Adjustments				As Restated
In thousands	Twelve Months Ended December 31,	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,	Twelve Months Ended December 31,
Interest Income:
Mortgage-backed and credit risk transfer securities	596,357	(3,334)	(3,725)	(4,624)	(5,612)	579,062
Other income (loss):
Gain (loss) on investments, net	(79,430)	(6,054)	569	(412)	(1,841)	(87,168)
Realized and unrealized credit derivative income (loss), net	1,093	17,158	31,763	(28,860)	(24,020)	(2,866)
Net income (loss)	(201,746)	7,770	28,607	(33,896)	(31,473)	(230,738)
Net income (loss) attributable to non-controlling interest	(2,301)	89	328	(388)	(360)	(2,632)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(199,445)	7,681	28,279	(33,508)	(31,113)	(228,106)
Net income (loss) attributable to common stockholders	(216,823)	7,681	28,279	(33,508)	(31,113)	(245,484)

Earnings per share:
Basic	(1.76)	0.06	0.23	(0.27)	(0.25)	(1.99)
Diluted	(1.76)	0.06	0.23	(0.27)	(0.25)	(1.99)

	2013
	As Reported	Adjustments				As Restated
In thousands	Twelve Months Ended December 31,	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,	Twelve Months Ended December 31,
Interest Income:
Mortgage-backed and credit risk transfer securities	646,787	—	—	—	—	646,787
Other income (loss):
Gain (loss) on investments, net	(199,449)	(137)	11,194	(4,282)	9,941	(182,733)
Realized and unrealized credit derivative income (loss), net	1,127	—	—	—	—	1,127
Net income (loss)	143,106	(137)	11,194	(4,282)	9,941	159,822
Net income (loss) attributable to non-controlling interest	1,486	(1)	117	(45)	110	1,667
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	141,620	(136)	11,077	(4,237)	9,831	158,155
Net income (loss) attributable to common stockholders	130,769	(136)	11,077	(4,237)	9,831	147,304

Earnings per share:
Basic	0.99	—	0.08	(0.04)	0.07	1.11
Diluted	0.99	—	0.07	(0.04)	0.07	1.11

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

•	RMBS that are not guaranteed by a U.S. government agency ("non-Agency RMBS");

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
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
Investment Activities
In 2014, we continued to position our investment portfolio to take advantage of compelling opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. During 2013 and 2014, we purchased subordinate interests in ten residential loan securitizations that are consolidated in our financial statements. We continue to invest in GSE CRT transactions issued by both Fannie Mae and Freddie Mac and hold securities with a fair value of $625.4 million as of December 31. 2014. In addition, we committed to purchase securities in one additional residential loan securitizations and anticipate this securitization will close in the first quarter of 2015. Since the inception of our commercial real estate lending program in 2013, we have invested in a first mortgage loan and six subordinated interests.
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
The table below shows the breakdown of our investment portfolio as of December 31, 2014 and 2013:

$ in thousands	As of December 31,
	2014	2013
Agency RMBS:
30 year fixed-rate, at fair value	4,790,293	6,702,153
15 year fixed-rate, at fair value	1,327,101	1,744,281
Hybrid ARM, at fair value	2,976,918	1,770,558
ARM, at fair value	546,782	253,282
Agency CMO, at fair value	450,895	474,514
Non-Agency RMBS, at fair value	3,061,647	3,607,328
GSE CRT, at fair value	625,424	167,981
CMBS, at fair value	3,469,835	2,628,560
Residential loans, at amortized cost	3,365,003	1,810,262
Commercial loans, at amortized cost	145,756	64,599
Total Investment portfolio	20,759,654	19,223,518
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRTs, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions and are updated more frequently than agency ratings. As shown in the table above, we have increased our exposure to credit assets as we believe the improving economy will provide better risk-adjusted returns for this asset class while having lower interest rate exposure relative to Agency MBS.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs as paydowns from principal repayments and limited dispositions reduced our non-Agency RMBS holdings during 2014.

Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since December 31, 2013, we grew our CMBS portfolio $841.3 million and grew the allocation of our CMBS holdings in our MBS and GSE CRT portfolio to approximately 20.1% as of December 31, 2014 from approximately 15.2% as of December 31, 2013.
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
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of December 31, 2014 as a percentage of the fair value:

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

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT portfolio as of December 31, 2014:

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
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2014, we had entered into repurchase agreements totaling $13.6 billion (2013: $15.5 billion). The decrease in our repurchase agreement balance was due to a reallocation of our investment portfolio and replacing some of our repurchase borrowings with secured loans, as discussed below.
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
We have also committed to invest up to $124.2 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of December 31, 2014, $93.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund an additional $31.0 million in capital to cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of December 31, 2014 and 2013, we had investment related payables of $17.0 million, and $28.8 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled MBS purchases and unsettled repurchase borrowings as of December 31, 2014. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of December 31, 2014 and 2013, we had investment related receivables of $38.7 million and $515.4 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of December 31, 2014.

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

Book Value per Share
Our book value per common share was $18.82, $17.97 and $20.83 as of December 31, 2014, 2013 and 2012, respectively, on a fully diluted basis, after giving effect to our units of limited partnership interest in our Operating Partnership, which may be converted to common shares at our sole election. The change in our book value in 2014 was primarily due to the change in valuation of our investment portfolio and our interest rate hedges that through December 31, 2013 were recorded in Other Comprehensive Income (Loss) on our consolidated balance sheets and subsequently in gain (loss) on derivative instruments, net on our consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies (As Restated)
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, allowance for loan losses, inclusion of the change in derivative values in our income rather than other comprehensive income and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We record our MBS except Agency MBS IOs as available-for-sale and report them at fair value. Agency MBS IOs and GSE CRTs are hybrid financial instruments reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities."
Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we may be forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities."
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
Interest Income Recognition. Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method. Interest income on our non-Agency RMBS (and other prepayable mortgage-backed securities where we may not recover substantially all of our initial investment) is based on estimated cash flows. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and interest income. Interest income recognition on our Agency RMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method. Interest income from our residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. Interest income from our commercial loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
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

Results of Operations (As Restated)
The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
In thousands except share amounts	2014 (As Restated)	2013 (As Restated)	2012
Interest Income
Mortgage-backed and credit risk transfer securities	579,062	646,787	566,830
Residential loans	88,073	34,122	—
Commercial loans	9,508	1,451	—
Total interest income	676,643	682,360	566,830
Interest Expense
Repurchase agreements	188,699	287,547	237,405
Secured loans	2,576	—	—
Exchangeable senior notes	22,461	18,023	—
Asset-backed securities	68,159	26,682	—
Total interest expense	281,895	332,252	237,405
Net interest income	394,748	350,108	329,425
(Reduction in) provision for loan losses	(142)	884	—
Net interest income after provision for loan losses	394,890	349,224	329,425
Other income (loss)
Gain (loss) on investments, net	(87,168)	(182,733)	46,989
Equity in earnings of unconsolidated ventures	6,786	5,345	7,169
Gain (loss) on derivative instruments, net	(487,469)	40,003	(4,232)
Realized and unrealized credit derivative income (loss), net	(2,866)	1,127	3,115
Other investment income (loss), net	(2,045)	—	—
Total other income (loss)	(572,762)	(136,258)	53,041
Expenses
Management fee — related party	37,599	42,639	35,658
General and administrative	15,267	10,505	4,026
Total expenses	52,866	53,144	39,684
Net income (loss)	(230,738)	159,822	342,782
Net income (loss) attributable to non-controlling interest	(2,632)	1,667	4,108
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(228,106)	158,155	338,674
Dividends to preferred stockholders	17,378	10,851	5,395
Net income (loss) attributable to common stockholders	(245,484)	147,304	333,279
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.99)	1.11	2.88
Diluted	(1.99)	1.11	2.88
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668
Diluted	124,529,934	134,173,691	117,012,500

Net Income Summary (As Restated)
For the year ended December 31, 2014, our net loss attributable to common stockholders was $245.5 million (2013: $147.3 million income; 2012: $333.3 million income), or $1.99 (2013: $1.11 income; 2012: $2.88 income) basic and diluted net loss per average share available to common stockholders.
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
The decrease to net income attributable to common stockholders for the year ended December 31, 2013 versus 2012 is primarily attributable to the sale of MBS at a loss during 2013. During 2013, interest rates on mortgage loans increased resulting in a decline in the value of certain MBS we owned. In response to the changing interest rate environment, we sold certain MBS realizing a net loss of $79.4 million and invested the proceeds in other target assets.
Non-GAAP Financial Measures (As Restated)
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin) and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and total debt-to-equity ratio.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized (gain) loss on derivative instruments, net; realized and unrealized change in fair value of GSE CRT credit derivative income (loss), net; (gain) loss on foreign currency transactions, net; amortization of net deferred swap losses on de-designation; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities and the valuation assigned to the debt host contract associated with our GSE CRTs in other comprehensive income on our consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2014 (As Restated)	2013 (As Restated)	2012
Net income (loss) attributable to common stockholders	(245,484)	147,304	333,279
Adjustments:
(Gain) loss on investments, net	87,168	182,733	(46,989)
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $199,783, $0, and $0, respectively)	72,187	(53,926)	—
Unrealized (gain) loss on derivative instruments, net	215,499	13,923	4,232
Realized and unrealized change in fair value of GSE CRT credit derivative income (loss), net	21,495	—	—
Loss (gain) on foreign currency transactions, net	2,746	—	—
Amortization of deferred swap losses on de-designation	85,176	—	—
Subtotal	484,271	142,730	(42,757)
Adjustment attributable to non-controlling interest	(5,532)	(1,559)	520
Core earnings	233,255	288,475	291,042
Basic earnings (loss) per common share	(1.99)	1.11	2.88
Core earnings per share attributable to common stockholders	1.89	2.17	2.52

Effective Interest Income / Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that is recorded in realized and unrealized credit derivative income (loss), net. We add back GSE CRT embedded derivative coupon interest to our total interest income because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income.
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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments, the reclassification of amortization of net deferred losses on de-designated interest rate swaps that is being amortized into repurchase agreements interest expense over the remaining lives of the swaps and GSE CRT embedded derivative coupon interest that is recorded in realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2014 (As Restated)		2013		2012
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	676,643	3.41%	682,360	3.32%	566,830	3.47%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	17,536	0.09%	—	—%	—	—%
Effective interest income	694,179	3.50%	682,360	3.32%	566,830	3.47%
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2014		2013		2012
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	281,895	1.61%	332,252	1.84%	237,405	1.68%
Less: Amortization of net deferred swap losses on de-designation	(85,176)	(0.48)%	—	—%	—	—%
Add: Net interest paid - interest rate swaps	199,783	1.14%	—	—%	—	—%
Effective interest expense	396,502	2.27%	332,252	1.84%	237,405	1.68%
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2014 (As Restated)		2013		2012
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	394,748	1.80%	350,108	1.48%	329,425	1.79%
Add: Amortization of deferred swap losses from de-designation	85,176	0.48%	—	—	—	—%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	17,536	0.09%	—	—	—	—%
Less: Net interest paid - interest rate swaps	(199,783)	(1.14)%	—	—	—	—%
Effective net interest income	297,677	1.23%	350,108	1.48%	329,425	1.79%

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

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

December 31, 2013

$ in thousands	Agency RMBS	Non-Agency RMBS (5)	GSE CRT (5)	CMBS (6)	Comm- ercial Loans (6)	Consol- idated VIEs (3)(5)	Other (6)	Elimin- ations (4)	Total
Investments	10,944,787	3,770,130	167,981	2,628,560	64,599	1,810,262	44,403	(162,801)	19,267,921
Cash and cash equivalents (1)	96,957	62,669	4,658	46,328	—	—	—	—	210,612
Derivative assets, at fair value (2)	258,814	3,245	—	—		—	—	—	262,059
Other assets	556,982	21,533	200	12,922	356	9,033	10,349	(988)	610,387
Total assets	11,857,540	3,857,577	172,839	2,687,810	64,955	1,819,295	54,752	(163,789)	20,350,979

Repurchase agreements	10,281,154	2,974,998	113,066	2,082,457	—	—	—	—	15,451,675
Asset-backed securities issued by securitization trusts	—	—	—	—	—	1,806,542	—	(162,801)	1,643,741
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	263,204	—	—	—	—	—	—	—	263,204
Other liabilities	131,206	26,887	1,745	18,807	—	5,579	5,888	(988)	189,124
Total liabilities	10,675,564	3,001,885	114,811	2,101,264	—	1,812,121	405,888	(163,789)	17,947,744

Allocated equity	1,181,976	855,692	58,028	586,546	64,955	7,174	(351,136)	—	2,403,235
Net equity (excluding secured loans)	1,181,976	855,692	58,028	586,546	NA	NA	NA	—	2,682,242
Total debt-to-equity ratio (7)	8.7	3.5	1.9	3.6	—	NA	NA	NA	7.3
Repurchase agreement debt-to-equity ratio (8)	8.7	3.5	1.9	3.6	NA	NA	NA	NA	5.8

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(4)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(5)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(6)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.4 million (which are included in Other), are considered commercial credit.

(7)
Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans, asset-backed securities issued by securitization trusts and exchangeable senior notes) to allocated equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity.

Interest Income and Average Earning Asset Yield (As Restated)
The table below presents certain information for our portfolio as of and for the years ended December 31, 2014, 2013 and 2012.

	As of and for the Years Ended
	December 31,
$ in thousands	2014 (As Restated)	2013	2012
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,450,316	1,897,780	2,302,218
30 year fixed-rate, at amortized cost	5,723,270	10,217,822	8,395,560
ARM, at amortized cost	475,401	122,225	150,377
Hybrid ARM, at amortized cost	2,452,062	758,625	1,028,432
MBS-CMO, at amortized cost	476,636	496,607	465,469
Non-Agency RMBS, at amortized cost	3,245,701	3,593,337	2,524,635
GSE CRT, at amortized cost	478,929	9,435	—
CMBS, at amortized cost	2,947,733	2,412,694	1,461,359
Residential loans, at amortized cost	2,473,258	1,006,374	—
Commercial loans, at amortized cost	109,551	14,858	—
Average Investment portfolio	19,832,857	20,529,757	16,328,050
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.66%	2.32%	2.54%
30 year fixed-rate	3.05%	2.88%	3.12%
ARM	2.30%	2.35%	2.51%
Hybrid ARM	2.28%	2.18%	2.60%
MBS - CMO	3.56%	2.26%	2.02%
Non-Agency RMBS	4.54%	4.59%	5.16%
GSE CRT (2)	0.50%	5.80%	—%
CMBS	4.47%	4.64%	5.22%
Residential loans	3.57%	3.30%	n/a
Commercial loans	8.56%	9.77%	n/a
Average Investment portfolio	3.41%	3.32%	3.47%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	GSE CRT average portfolio yield for the year ended December 31, 2014 excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $19.8 billion (2013: $20.5 billion; 2012: $16.3 billion) and earned interest income of $676.6 million (2013: $682.4 million; 2012: $566.8 million) during 2014. The yield on our average investment portfolio was 3.41% (2013: 3.32%; 2012: 3.47%).
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
The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. The table below shows the three month CPR for our RMBS and GSE CRT compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2014		September 30, 2014
	Company	Cohort	Company	Cohort
15 year Agency RMBS	11.9	15.0	12.9	14.8
30 year Agency RMBS	11.8	13.5	12.0	12.8
Agency Hybrid ARM RMBS	14.3	NA	13.0	NA
Non-Agency RMBS	10.7	NA	11.9	NA
GSE CRT	7.7	NA	8.2	NA
Weighted average CPR	12.0	NA	12.1	NA
Interest Expense and the Cost of Funds
The table below presents certain information related to our financing as of and for the years ended December 31, 2014, 2013 and 2012.

	As of and for the Years Ended
	December 31,
$ in thousands	2014	2013	2012
Average Borrowings*:
Agency RMBS (1)	9,444,028	12,107,119	11,161,176
Non-Agency RMBS	2,821,132	2,847,536	1,902,754
GSE CRT	351,900	6,887	—
CMBS (1)	2,305,970	1,900,365	1,108,438
Exchangeable senior notes	400,000	321,111	—
Asset-backed securities issued by securitization trusts	2,178,362	916,786	—
Total borrowed funds	17,501,392	18,099,804	14,172,368
Maximum borrowings during the period (2)	18,202,497	19,710,901	16,227,024
Average Cost of Funds (3):
Agency RMBS (1)	0.34%	0.40%	0.39%
Non-Agency RMBS	1.54%	1.60%	1.76%
GSE CRT	1.52%	1.50%	n/a
CMBS (1)	1.11%	1.45%	1.55%
Exchangeable senior notes	5.62%	5.61%	n/a
Asset-backed securities issued by securitization trusts	3.13%	2.91%	n/a
Unhedged cost of funds (4)	1.13%	0.92%	0.67%
Hedged / Effective cost of funds (non-GAAP measure)	2.27%	1.84%	1.68%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreement interest expense.
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
Net Interest Income (As Restated)
Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2014, totaled $394.7 million (2013: $350.1 million; 2012: $329.4 million). Our net interest rate margin for the year ended December 31, 2014, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.80% (2013: 1.48%; 2012: 1.79%). The increase in net interest income and net interest margin was primarily the result of increasing the size of our investment portfolio and decreasing average borrowed funds in 2014 versus 2013.
Our effective net interest income (non-GAAP measure), which equals effective interest income less effective interest expense (non-GAAP measure), for the year ended December 31, 2014, totaled $297.7 million (2013: $350.1 million; 2012: $329.4 million). Our effective interest rate margin (non-GAAP measure) for the year ended December 31, 2014 was 1.23% (2013: 1.48%; 2012: 1.79%). The decrease in effective interest rate margin was primarily due to de-designation of our interest rate swaps.
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
Gain (Loss) on Investments, net (As Restated)
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; and (ii) the change in fair value of Agency MBS IOs.
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. The changes in interest rates resulted in a decline in the value of Agency RMBS during 2014. We sold securities and recognized a net loss of $79.4 million for the year ended December 31, 2014 (2013: $199.4 million net loss; 2012: $48.2 million net gain).
The Company accounts for Agency MBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the Company's consolidated statement of operations. Gain (loss) on Agency MBS IOs totaled $7.7 million net loss for the year ended December 31, 2014 (2013: $16.7 million net gain; 2012: $1.2 million net loss).
Loss on Other-Than-Temporary Impaired Securities
For the years ended December 31, 2014, 2013 and 2012, we did not recognize any losses on other-than-temporarily impaired securities in the consolidated statements of operations which had been previously included in accumulated other comprehensive income. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
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
Realized and Unrealized Credit Derivative Income (Loss), net (As Restated)
Realized and unrealized credit derivative income (loss), net includes (i) premium income and the change in fair value on the Company's sole credit default swap ("CDS"); and (ii) GSE CRT embedded derivative coupon interest, the change in fair value of GSE CRT embedded derivatives and realized gain (loss) on settlement of GSE CRT embedded derivatives.
The table below summarizes realized and unrealized credit derivative income (loss) for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
$ in thousands	2014 (As Restated)	2013	2012
CDS premium income	1,351	1,992	2,935
Change in fair value of CDS	(258)	(865)	180
GSE CRT embedded derivative coupon interest	17,536	—	—
Change in fair value of GSE CRT embedded derivatives	(21,495)	—	—
Total	(2,866)	1,127	3,115
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
Net Income (loss) after Preferred Dividends and Return on Average Equity (As Restated)
For the year ended December 31, 2014, our net loss after preferred dividends was $248.1 million (2013: $149.0 million net income; 2012: $337.4 million net income) and our annualized loss on average equity was 10.27% (2013: 5.78% income; 2012: 14.91% income). The change in net income (loss) after preferred dividends and return on average equity was primarily the result of the de-designation of interest rate swaps, realized losses on expired unexercised interest rate swaptions in the 2014 period versus 2013 period. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the year ended December 31, 2014, we recognized unrealized losses for the change in fair value of our interest rates swaps of $223.9 million. In addition, during the year ended December 31, 2014, we recognized amortization of deferred swap losses from de-designation previously recognized in other comprehensive income of $85.2 million.

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
Our investing activities used net cash of $912.4 million for the year ended December 31, 2014 (2013: $2.3 billion; 2012: $3.7 billion). During the year ended December 31, 2014 we utilized cash to purchase $4.3 billion in MBS and credit risk transfer securities and $1.8 billion in residential loans. In addition, during the year ended December 31, 2014 we originated commercial loans of $83.5 million. These purchases were offset by proceeds from asset sales of $3.3 billion and principal payments on MBS and credit risk transfer securities of $1.9 billion and principal repayments on residential loans of $255.7 million.
During the year ended December 31, 2013 we utilized cash to purchase $8.3 billion in MBS and credit risk transfer securities and $1.9 billion in residential loans which were offset by proceeds from asset sales of $5.0 billion, principal payments on MBS and credit risk transfer securities of $2.8 billion and principal repayments on residential loans of $44.0 million. In addition, during the year ended December 31, 2013, we originated commercial loans of $64.0 million.
During the year ended December 31, 2012 we utilized cash to purchase $9.2 billion in MBS, sold $2.9 billion of MBS and credit risk transfer securities and received principal payments of $2.6 billion.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the required information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Amendment No. 1 on Form 10-K/A, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, re-evaluated during the third quarter of 2015 the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. In conducting our re-evaluation, we considered the material weakness in our internal control over financial reporting and the status of its remediation as discussed below. Based on our current re-evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.
Notwithstanding the existence of the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that the consolidated financial statements included in this Amendment No. 1 on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on such evaluation, management initially concluded and disclosed in the Original Filing on Form 10-K that our internal control over financial reporting was effective as of December 31, 2014.  However, in connection with the restatement of our consolidated financial statements for the periods covered by this Form 10-K/A, management reevaluated the effectiveness of our internal control over financial reporting. Based on this re-assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the material weakness described below. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected on a timely basis.
In connection with the preparation of our consolidated financial statements for the fiscal quarter ended June 30, 2015, we determined that we had been improperly accounting for our GSE CRTs and Agency MBS IOs as investment securities under ASC 320 - Investments - Debt and Equity Securities instead of accounting for them as hybrid instruments and assessing them for embedded derivative features that may require bifurcation and separate accounting under ASC 815 - Derivatives and Hedging. Our controls over the analysis and review of the appropriate accounting treatment for our mortgage-backed and credit risk transfer securities were not appropriately designed to prevent a material error resulting from the misapplication of GAAP. Our management concluded that this deficiency constitutes a “material weakness” in our internal control over financial reporting.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014. Their report which is included herein, expressed an adverse opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except as noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remedial Action
To remediate the material weakness in 2015, we are in the process of implementing certain changes in our internal controls. Specifically, we engaged an internationally recognized accounting firm to assist us in reviewing our accounting treatment for mortgage-backed and credit risk transfer securities. In addition, we are in the process of formalizing our technical accounting review and documentation procedures related to new investments.
We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 75-128 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 72 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 70 of this Report.

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

101
The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K/A Report.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document
§ Management contract or compensatory plan or arrangement.
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate	127
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

As discussed in Note 16 the 2013 and 2014 consolidated financial statements have been restated to correct an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 (except for the material weakness and the effects thereof discussed in Management's Annual Report on Internal Control over Financial Reporting, as to which the date is August 17, 2015), expressed an adverse opinion.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2015 (except for Note 16 and the effects thereof, as to which the date is August 17, 2015)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Invesco Mortgage Capital Inc.
We have audited the internal control over financial reporting of Invesco Mortgage Capital Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management concluded that its internal control over financial reporting surrounding the analysis and review of the appropriate accounting treatment for mortgage-backed and credit risk transfer securities was not effective.
In our report dated February 27, 2015, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weakness discussed above was subsequently identified in connection with the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as presented herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2014 financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 27, 2015 (except for Note 16 and the effects thereof, as to which the date is August 17, 2015), which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2015 (except for the material weakness and the effects thereof discussed in Management's Annual Report on Internal Control over Financial Reporting, as to which the date is August 17, 2015)

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
In thousands except share amounts	(As Restated) (2)	(As Restated) (2)
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	17,248,895	17,348,657
Residential loans, held-for-investment (1)	3,365,003	1,810,262
Commercial loans, held-for-investment	145,756	64,599
Cash and cash equivalents	164,144	210,612
Due from counterparties	57,604	1,500
Investment related receivable	38,717	515,404
Accrued interest receivable	66,044	68,246
Derivative assets, at fair value	24,178	262,059
Deferred securitization and financing costs	13,080	13,894
Other investments	106,498	54,403
Other assets	1,098	1,343
Total assets(1)	21,231,017	20,350,979
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,622,677	15,451,675
Secured loans	1,250,000	—
Asset-backed securities issued by securitization trusts (1)	2,929,820	1,643,741
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	254,026	263,204
Dividends and distributions payable	61,757	66,087
Investment related payable	17,008	28,842
Accrued interest payable	29,670	26,492
Collateral held payable	14,890	52,698
Accounts payable and accrued expenses	2,439	4,304
Due to affiliate	9,880	10,701
Total liabilities(1)	18,592,167	17,947,744
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,110,454 and 124,510,246 shares issued and outstanding, respectively	1,231	1,245
Additional paid in capital	2,532,130	2,552,464
Accumulated other comprehensive income (loss)	424,592	(165,621)
Retained earnings (distributions in excess of earnings)	(632,854)	(147,329)
Total stockholders’ equity	2,610,315	2,376,115
Non-controlling interest	28,535	27,120
Total equity	2,638,850	2,403,235
Total liabilities and equity	21,231,017	20,350,979

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

(2)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
In thousands except share amounts	(As Restated) (1)	(As Restated) (1)
Interest Income
Mortgage-backed and credit risk transfer securities	579,062	646,787	566,830
Residential loans	88,073	34,122	—
Commercial loans	9,508	1,451	—
Total interest income	676,643	682,360	566,830
Interest Expense
Repurchase agreements	188,699	287,547	237,405
Secured loans	2,576	—	—
Exchangeable senior notes	22,461	18,023	—
Asset-backed securities	68,159	26,682	—
Total interest expense	281,895	332,252	237,405
Net interest income	394,748	350,108	329,425
(Reduction in) provision for loan losses	(142)	884	—
Net interest income after provision for loan losses	394,890	349,224	329,425
Other income (loss)
Gain (loss) on investments, net	(87,168)	(182,733)	46,989
Equity in earnings of unconsolidated ventures	6,786	5,345	7,169
Gain (loss) on derivative instruments, net	(487,469)	40,003	(4,232)
Realized and unrealized credit derivative income (loss), net	(2,866)	1,127	3,115
Other investment income (loss), net	(2,045)	—	—
Total other income (loss)	(572,762)	(136,258)	53,041
Expenses
Management fee — related party	37,599	42,639	35,658
General and administrative	15,267	10,505	4,026
Total expenses	52,866	53,144	39,684
Net income (loss)	(230,738)	159,822	342,782
Net income (loss) attributable to non-controlling interest	(2,632)	1,667	4,108
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(228,106)	158,155	338,674
Dividends to preferred stockholders	17,378	10,851	5,395
Net income (loss) attributable to common stockholders	(245,484)	147,304	333,279
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.99)	1.11	2.88
Diluted	(1.99)	1.11	2.88
Weighted average number of shares of common stock:
Basic	123,104,934	132,714,012	115,558,668
Diluted	124,529,934	134,173,691	117,012,500

(1)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
In thousands	(As Restated) (1)	(As Restated) (1)
Net income (loss)	(230,738)	159,822	342,782
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	431,198	(891,261)	574,384
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	80,659	199,449	(48,215)
Unrealized gain (loss) on derivative instruments	—	263,135	(182,272)
Reclassification of unrealized loss on derivative instruments to gain (loss) on derivatives, net	—	166,016	142,982
Reclassification of amortization of repurchase agreements interest expense to repurchase agreements interest expense	85,176	—	—
Total other comprehensive income (loss)	597,033	(262,661)	486,879
Comprehensive income (loss)	366,295	(102,839)	829,661
Less: Comprehensive (income) loss attributable to non-controlling interest	(4,188)	1,029	(10,049)
Less: Dividends to preferred stockholders	(17,378)	(10,851)	(5,395)
Comprehensive income (loss) attributable to common stockholders	344,729	(112,661)	814,217

(1)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	—	—	—	115,395,695	1,154	2,299,543	(386,595)	(21,764)	1,892,338	25,075	1,917,413
Net income	—	—	—	—	—	—	—	—	338,674	338,674	4,108	342,782
Other comprehensive income (loss)	—	—	—	—	—	—	—	480,938	—	480,938	5,941	486,879
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	787,882	8	16,415	—	—	16,423	—	16,423
Proceeds from issuance of preferred stock, net of offering costs	5,600,000	135,362	—	—	—	—	—	—	—	135,362	—	135,362
Stocks awards	—	—	—	—	11,923	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(300,574)	(300,574)	—	(300,574)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(3,706)	(3,706)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,395)	(5,395)	—	(5,395)
Amortization of equity-based compensation	—	—	—	—	—	—	332	—	—	332	4	336
Balance at December 31, 2012	5,600,000	135,362	—	—	116,195,500	1,162	2,316,290	94,343	10,941	2,558,098	31,422	2,589,520
Net income (as restated) (1)	—	—	—	—	—	—	—	—	158,155	158,155	1,667	159,822
Other comprehensive income (loss) (as restated) (1)	—	—	—	—	—	—	—	(259,964)	—	(259,964)	(2,697)	(262,661)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	19,020,106	190	396,280	—	—	396,470	—	396,470
(Cost) proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	—	—	(6)	—	(6)
Repurchase of shares of common stock	—	—	—	—	(10,720,003)	(107)	(160,419)	—	—	(160,526)	—	(160,526)
Stocks awards	—	—	—	—	14,643	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(305,574)	(305,574)	—	(305,574)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Preferred stock dividends	—	—	—	—	—	—	—	—	(10,851)	(10,851)	—	(10,851)
Amortization of equity-based compensation	—	—	—	—	—	—	313	—	—	313	4	317
Balance at December 31, 2013 (as restated)	5,600,000	135,356	—	—	124,510,246	1,245	2,552,464	(165,621)	(147,329)	2,376,115	27,120	2,403,235
Net income (loss) (as restated) (1)	—	—	—	—	—	—	—	—	(228,106)	(228,106)	(2,632)	(230,738)
Other comprehensive income (loss) (as restated) (1)	—	—	—	—	—	—	—	590,213	—	590,213	6,820	597,033
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	15,505	—	256	—	—	256	—	256
Proceeds from issuance of preferred stock, net of offering costs	—	—	6,200,000	149,860	—	—	—	—	—	149,860	—	149,860
Repurchase of shares of common stock	—	—	—	—	(1,438,213)	(14)	(21,116)	—	—	(21,130)	—	(21,130)
Stocks awards	—	—	—	—	22,916	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(240,041)	(240,041)	—	(240,041)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,378)	(17,378)	—	(17,378)
Amortization of equity-based compensation	—	—	—	—	—	—	526	—	—	526	6	532
Balance at December 31, 2014 (as restated) (1)	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	424,592	(632,854)	2,610,315	28,535	2,638,850
(1) For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2014	2013	2012
	(As Restated)(1)	(As Restated)(1)
Cash Flows from Operating Activities
Net income (loss)	(230,738)	159,822	342,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums (discounts), net	124,369	180,121	139,624
Amortization of residential loan and asset-backed securities premiums (discounts), net	2,761	994	—
Amortization of commercial loan origination fees	(9)	(26)	—
(Reduction in) provision for loan losses	(142)	884	—
Unrealized (gain) loss on derivative instruments, net	215,499	13,923	4,232
Realized and unrealized credit derivative income (loss), net	21,753	865	(180)
(Gain) loss on investments, net	87,168	182,733	(46,989)
(Gain) loss on derivative instruments, net	72,187	(56,279)	—
Equity in earnings of unconsolidated ventures	(6,786)	(5,345)	(7,169)
Amortization of equity-based compensation	532	317	336
Amortization of deferred securitization and financing costs	3,013	2,446	—
Amortization of deferred swap losses from de-designation	85,176	—	—
Non-cash interest income capitalized in commercial loans	(768)	(832)	—
(Gain) loss on foreign currency transactions, net	2,718	—	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	2,473	(5,280)	(8,727)
Increase in operating liabilities	456	16,099	3,541
Net cash provided by operating activities	379,662	490,442	427,450
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(4,339,442)	(8,323,891)	(9,171,750)
(Contributions) distributions (from) to investments in unconsolidated ventures, net	7,191	(3,757)	40,661
Change in other investments	(52,500)	—	(10,000)
Principal payments from mortgage-backed and credit risk transfer securities	1,909,632	2,818,987	2,618,003
Proceeds from sale of mortgage-backed and credit risk transfer securities	3,266,040	5,041,249	2,851,711
Payment of premiums for interest rate swaptions	(10,328)	(72,723)	(8,813)
Proceeds from termination of interest rate swaptions	—	114,538	—
Payments for termination of futures contracts and TBAs	(48,913)	—	—
Purchase of residential loans held-for-investment	(1,816,638)	(1,857,673)	—
Principal payments from residential loans held-for-investment	255,662	43,869	—
Principal payments from commercial loans held-for-investment	399	—	—
Origination and advances of commercial loans, net of origination fees	(83,483)	(63,741)	—
Net cash used in investing activities	(912,380)	(2,303,142)	(3,680,188)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	256	396,465	16,316
Repurchase of common stock	(21,130)	(160,527)	—
Proceeds from (cost of) issuance of preferred stock	149,896	(6)	135,362
Due from counterparties	(54,679)	(1,500)	74,496
Collateral held payable	(32,014)	46,904	(17,324)
Proceeds from repurchase agreements	141,072,770	182,456,110	153,409,971
Principal repayments of repurchase agreements	(142,901,817)	(182,697,053)	(149,970,390)
Proceeds from issuance of exchangeable senior notes	—	400,000	—
Proceeds from asset-backed securities issued by securitization trusts	1,525,905	1,687,127	—
Principal repayments of asset-backed securities issued by securitization trusts	(236,210)	(41,722)	—
Proceeds from secured loans	2,835,247	—	—
Principal repayments on secured loans	(1,585,247)	—	—
Payments of deferred costs	(2,199)	(16,181)	—
Payments of dividends and distributions	(264,528)	(332,779)	(306,443)
Net cash provided by financing activities	486,250	1,736,838	3,341,988
Net change in cash and cash equivalents	(46,468)	(75,862)	89,250
Cash and cash equivalents, beginning of period	210,612	286,474	197,224
Cash and cash equivalents, end of period	164,144	210,612	286,474
Supplement Disclosure of Cash Flow Information
Interest paid	193,275	320,253	234,507
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	511,857	(262,661)	486,879
Dividends and distributions declared not paid	61,757	66,087	79,165
(Receivable) / payable for mortgage-backed and credit risk transfer securities sold / purchased, net	457,643	(522,492)	121,056
Repurchase agreements, not settled	49	(27,842)	27,841
Collateral held payable, not settled	(5,794)	5,794	—
Net change in due from counterparties	(1,425)	—	—

(1)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
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

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Commercial mortgage-backed securities ("CMBS");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
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
Note 2 – Summary of Significant Accounting Policies (As Restated)
Restatement
The Company is restating its previously issued consolidated balance sheets included in its Annual Report on Form 10-K as of December 31, 2014 and 2013 and consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statement of equity, and consolidated statements of cash flows for the years ended December 31, 2014 and 2013, along with certain related notes (the “Restatement”). The impact of the Restatement is included in this Amendment No. 1 on Form 10-K/A and is more specifically described in Note 16 - "Restatement of Previously Issued Financial Statements." The Company also identified, individually and in the aggregate, immaterial out-of-period errors which have been corrected for the year ended December 31, 2012. The impact of these adjustments is described further in Note 16 - "Restatement of Previously Issued Financial Statements."
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed and credit risk transfer securities, allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.
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
Mortgage-Backed and Credit Risk Transfer Securities
All of the Company’s mortgage-backed securities ("MBS") except for Agency interest-only securities ("Agency MBS IOs") are classified as available-for-sale and reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
The Company records its purchases of mortgage-backed and credit risk transfer securities on the trade date. Although the Company generally intends to hold most of its mortgage-backed and credit risk transfer securities until maturity, the Company may, from time to time, sell any of its mortgage-backed and credit risk transfer securities as part of its overall management of its investment portfolio.
Unrealized gains or losses on all MBS, except for Agency MBS IOs, are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
Agency MBS IOs are hybrid financial instruments that contain embedded derivatives. Agency MBS IOs are carried at fair value on the Company's balance sheet with changes in fair value recognized in the Company's consolidated statement of operations because the embedded interest derivative in Agency MBS IOs cannot be reliably measured.
GSE CRTs are unsecured obligations of Fannie Mae and Freddie Mac. Coupon payments on the securities are based on LIBOR and principal payments are based on prepayments and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. GSE CRTs are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. GSE CRTs are measured at fair value. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported as a separate component of stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in the Company’s consolidated statement of operations.
The Company considers its portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For non-Agency RMBS, GSE CRTs and CMBS, the Company does not rely on ratings from third party agencies to determine the credit quality of the investment. The Company uses internal models that analyze the loans underlying each security and evaluates factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. The Company places reliance on these internal models in determining credit quality.
While non-Agency RMBS, GSE CRTs and CMBS with expected future losses would generally be purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. The Company therefore evaluates each security for other-than-temporary impairment at least quarterly.

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
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method. Interest income on the Company's non-Agency RMBS (and other prepayable mortgage-backed securities where the Company may not recover substantially all of its initial investment) is based on estimated cash flows. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. Over the life of the investments, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company's interest income.
For Agency RMBS that cannot be prepaid in such a way that the Company would not recover substantially all of its initial investment, interest income recognition is based on contractual cash flows. The Company does not estimate prepayments in applying the effective interest method.
Credit Risk Transfer Securities
Interest income on credit risk transfer securities is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in the Company’s consolidated statement of operations.
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
Repurchase Agreements
The Company finances its purchases of mortgage-backed and credit risk transfer securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
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
Comprehensive Income
The Company's comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for changes in fair value of MBS classified as available for sale securities; changes in the fair value of the debt host contract associated with GSE CRTs; changes in the fair value of derivatives accounted for as cash flow hedges; and amortization of repurchase agreement interest expense resulting from the de-designation of derivatives previously accounted for as cash flow hedges. Unrealized gains and losses on the Company's MBS and the debt host contract associated with GSE CRTs are reclassified into net income upon their sale or termination.
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
The Company is a party to hybrid financial instruments that contain embedded derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative instruments are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument is remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument is not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the debt host contract. The embedded derivative is recorded at fair value, and changes in fair value are recorded in realized and unrealized credit derivative income (loss), net in the Company's consolidated statement of operations.
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
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" for additional details regarding these investments.
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

$ in thousands	December 31, 2014	December 31, 2013
Residential loans, held-for-investment	3,365,003	1,810,262
Accrued interest receivable	10,562	5,647
Deferred costs	5,032	3,386
Total assets	3,380,597	1,819,295
Accrued interest and accrued expenses payable	8,692	4,659
Asset-backed securities issued by securitization trusts	2,929,820	1,643,741
Total liabilities	2,938,512	1,648,400
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
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 28.94 years and 29.45 years at December 31, 2014 and December 31, 2013, respectively. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.
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

$ in thousands
Estimated principal repayment	December 31, 2014
Within one year	378,184
One to three years	624,221
Three to five years	475,730
Greater than or equal to five years	1,424,243
Total	2,902,378

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities (As Restated)
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type at December 31, 2014 and 2013.

December 31, 2014 (As Restated)
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM*	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.51%	4.12%	4.86%
GSE CRT(7)	615,000	25,814	640,814	(15,390)	625,424	1.03%	0.49%	0.48%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,068)	16,917,642	331,253	17,248,895	3.61%	3.24%	3.36%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2014 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes Agency MBS IOs, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates, which represent 1.3% of the balance based on fair value.

December 31, 2013
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain, net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,637,988	83,799	1,721,787	22,494	1,744,281	4.02%	2.54%	2.61%
30 year fixed-rate	6,494,723	435,680	6,930,403	(228,250)	6,702,153	4.11%	2.96%	3.13%
ARM*	251,693	992	252,685	597	253,282	2.80%	2.62%	2.41%
Hybrid ARM	1,764,472	9,470	1,773,942	(3,384)	1,770,558	2.69%	2.46%	2.06%
Total Agency pass-through	10,148,876	529,941	10,678,817	(208,543)	10,470,274	3.82%	2.80%	2.90%
Agency-CMO(4)	1,532,474	(1,051,777)	480,697	(6,183)	474,514	2.76%	3.82%	3.47%
Non-Agency RMBS(5)(6)	4,217,230	(640,797)	3,576,433	30,895	3,607,328	3.72%	2.80%	4.63%
GSE CRT(7)	144,500	22,163	166,663	1,318	167,981	7.13%	3.82%	5.85%
CMBS(8)	4,630,363	(2,032,945)	2,597,418	31,142	2,628,560	3.38%	4.62%	4.51%
Total	20,673,443	(3,173,415)	17,500,028	(151,371)	17,348,657	3.63%	3.30%	3.51%
*Adjustable-rate mortgage ("ARM")

(1)	Net WAC as of December 31, 2013 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2013 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes Agency MBS IOs, which represent 25.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 61.1% variable rate, 33.9% fixed rate, and 5.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $438.1 million is non-accretable.

(7)
GSE CRT are general obligations of Fannie Mae or Freddie Mac that are structured to provide credit protection to the GSE issuer with respect to defaults and other credit events within reference pools of residential mortgage loans that collateralize MBS issued and guaranteed by such GSE.

(8)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 7.5% and 1.0% of the balance based on fair value, respectively.

The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of December 31, 2014 and 2013.

$ in thousands	December 31, 2014	% of Non-Agency	December 31, 2013	% of Non-Agency
Re-REMIC	1,000,635	32.7%	1,444,376	40.0%
Prime	969,849	31.7%	1,336,821	37.1%
Alt-A	694,467	22.7%	801,919	22.2%
Subprime/reperforming	396,696	12.9%	24,212	0.7%
Total Non-Agency	3,061,647	100.0%	3,607,328	100.0%
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

The components of the carrying value of the Company’s investment portfolio at December 31, 2014 and 2013 are presented below.

$ in thousands	December 31, 2014 (As Restated)	December 31, 2013 (As Restated)
Principal balance	18,505,710	20,673,443
Unamortized premium	550,071	646,189
Unamortized discount	(2,138,139)	(3,819,604)
Gross unrealized gains	439,513	291,725
Gross unrealized losses	(108,260)	(443,096)
Fair value	17,248,895	17,348,657

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

December 31, 2014 (As Restated)	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT(1)	306,603	(25,394)	13	—	—	—	306,603	(25,394)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,919)	111	2,734,465	(66,341)	121	4,588,703	(108,260)	232
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.

December 31, 2013	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	431,527	(4,964)	18	11,100	(259)	1	442,627	(5,223)	19
30 year fixed-rate	3,710,679	(228,167)	126	641,259	(56,754)	27	4,351,938	(284,921)	153
ARM	94,447	(968)	7	—	—	—	94,447	(968)	7
Hybrid ARM	1,129,488	(9,715)	48	—	—	—	1,129,488	(9,715)	48
Total Agency pass through	5,366,141	(243,814)	199	652,359	(57,013)	28	6,018,500	(300,827)	227
Agency-CMO	311,935	(16,599)	13	8,883	(3,736)	4	320,818	(20,335)	17
Non-Agency RMBS	1,307,036	(58,326)	76	91,651	(1,726)	8	1,398,687	(60,052)	84
CMBS	1,118,270	(61,882)	84	—	—	—	1,118,270	(61,882)	84
Total	8,103,382	(380,621)	372	752,893	(62,475)	40	8,856,275	(443,096)	412
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
The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on its accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012. The table excludes Agency MBS IOs because unrealized gains and losses on Agency MBS IOs are included in earnings on the consolidated statements of operations.

	Years Ended December 31,
$ in thousands	2014 (As Restated)	2013 (As Restated)	2012
Accumulated other comprehensive income (loss) from investment securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	(160,083)	531,729	5,560
Unrealized gain (loss) on MBS and GSE CRT	431,198	(891,261)	574,384
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	80,659	199,449	(48,215)
Balance at end of period	351,774	(160,083)	531,729
During the years ended December 31, 2014, 2013 and 2012 the Company reclassified $80.7 million of net unrealized losses, $199.4 million of net unrealized losses and $48.2 million of net unrealized gain respectively from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments.
The following table summarizes the Company's gross realized gains and losses for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
$ in thousands	2014 (As Restated)	2013 (As Restated)	2012
Gross realized gains on sale of investments	16,353	39,131	61,254
Gross realized losses on sale of investments	(95,783)	(238,580)	(13,039)
Net unrealized gains and losses on Agency MBS IOs	(7,738)	16,716	(1,226)
Total gain (loss) on investments, net	(87,168)	(182,733)	46,989
The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for nine or more consecutive months for other-than-temporary impairment. This analysis includes evaluating the individual loans in each security to determine estimated future cash flows. Individual loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. To the extent a security is deemed impaired, the amount by which the amortized cost exceeds the security's market value would be considered other-than-temporary impairment.
The Company did not have other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.

The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the years ended December 31, 2014, 2013 and 2012. GSE CRT interest income excludes coupon interest associated with embedded derivatives recorded in realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2014 (As Restated)
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency	403,403	(106,116)	297,287
Non-Agency	135,178	12,257	147,435
GSE CRT (as restated)	5,428	(3,014)	2,414
CMBS	159,363	(27,496)	131,867
Other	59	—	59
Total	703,431	(124,369)	579,062

For the Year ended December 31, 2013
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	530,220	(161,149)	369,071
Non-Agency	155,770	9,327	165,097
GSE CRT	630	(84)	546
CMBS	140,094	(28,215)	111,879
Other	194	—	194
Total	826,908	(180,121)	646,787

For the Year ended December 31, 2012
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	517,651	(157,239)	360,412
Non-Agency	111,191	19,010	130,201
GSE CRT	—	—	—
CMBS	77,701	(1,395)	76,306
Other	(89)	—	(89)
Total	706,454	(139,624)	566,830

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
The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2014 and 2013.

December 31, 2014 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
Credit Suisse Securities (USA) LLC	1,517,530	11.1%	1,925,973	(1)
HSBC Securities (USA) Inc	1,190,769	8.7%	1,225,194
Royal Bank of Canada	1,057,798	7.8%	1,278,612
Citigroup Global Markets Inc.	979,247	7.2%	1,157,265	(2)
South Street Securities LLC	961,938	7.1%	1,020,054
Banc of America Securities LLC	791,196	5.9%	875,984	(3)
ING Financial Market LLC	767,733	5.6%	820,166
Mitsubishi UFJ Securities (USA), Inc.	710,058	5.2%	744,836
J.P. Morgan Securities LLC	698,856	5.1%	814,896
Industrial and Commercial Bank of China Financial Services LLC	682,193	5.0%	716,989
Wells Fargo Securities, LLC	627,071	4.6%	754,706
Pierpont Securities LLC	601,222	4.4%	627,534
Morgan Stanley & Co. Incorporated	589,950	4.3%	632,002
BNP Paribas Securities Corp.	559,658	4.1%	622,749
Scotia Capital	521,778	3.8%	542,044
KGS-Alpha Capital Markets, L.P.	407,920	3.0%	430,241
All other counterparties (4)	957,760	7.1%	1,071,019
Total	13,622,677	100.0%	15,260,264

(1) Includes $276.1 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $20.3 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $106.8 million of MBS held as collateral which are eliminated in consolidation.
(4) Represents amounts outstanding with ten counterparties.

December 31, 2013 $ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
Credit Suisse Securities (USA) LLC	1,809,896	11.8%	2,203,883	(1)
South Street Securities LLC	1,236,812	8.0%	1,286,384
Banc of America Securities LLC	1,043,689	6.8%	1,146,151
Citigroup Global Markets Inc.	1,027,210	6.6%	1,164,162
JP Morgan Securities Inc.	875,201	5.7%	1,001,116
Wells Fargo Securities, LLC	857,824	5.6%	996,151
Pierpont Securities LLC	791,572	5.1%	824,184
HSBC Securities (USA) Inc	787,462	5.1%	809,230
RBS Securities Inc.	720,457	4.7%	854,978
Royal Bank of Canada	710,705	4.6%	850,870
Morgan Stanley & Co. Incorporated	691,599	4.5%	758,761
ING Financial Market LLC	676,644	4.4%	718,086
Mitsubishi UFJ Securities (USA), Inc.	625,703	4.0%	656,046
Nomura Securities International, Inc.	578,265	3.7%	608,193
Industrial and Commercial Bank of China Financial Services LLC	493,906	3.2%	518,775
BNP Paribas Securities Corp.	471,372	3.1%	499,106
Scotia Capital	443,534	2.9%	461,066
Deutsche Bank Securities Inc.	423,405	2.7%	468,939
Goldman, Sachs & Co.	404,094	2.6%	423,598
KGS-Alpha Capital Markets, L.P.	202,677	1.3%	214,033
All other counterparties (2)	579,648	3.6%	615,665
Total	15,451,675	100.0%	17,079,377
(1) Includes $133.8 million of MBS held as collateral which are eliminated in consolidation.
(2) Represents amounts outstanding with six counterparties.
Company MBS and GSE CRTs held by counterparties as security for repurchase agreements was $15.3 billion and $17.1 billion at December 31, 2014 and 2013, respectively. This represents a collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) of 112% and 111% for 2014 and 2013, respectively.
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
Note 8 – Derivatives and Hedging Activities (As Restated)
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
Credit Derivatives (As Restated)
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. At December 31, 2014, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2014
Fair value amount	(21,495)
Notional amount	615,000
Maximum potential amount of future undiscounted payments	615,000
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

At December 31, 2014, the Company’s counterparties held $57.6 million in cash margin deposits and approximately $230.6 million in Agency RMBS as collateral against its interest rate swaps, CDS, TBAs, currency forward contracts and futures contracts. In addition, several counterparties posted securities of approximately $10.8 million and $14.9 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of December 31, 2014 and 2013, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in mortgage-backed and credit risk transfer securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.
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
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheet. The fair value of the embedded derivative associated with GSE CRTs is a net liability of $21.5 million as of December 31, 2014.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2014, 2013 and 2012.
Year ended December 31, 2014

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(85,176)	Gain (loss) on derivative instruments, net	—

Year ended December 31, 2013

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	263,135	Interest Expense, Repurchase Agreements	(166,016)	Gain (loss) on derivative instruments, net	535
Year ended December 31, 2012

$ in thousands
Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	(182,272)	Interest Expense, Repurchase Agreements	(142,982)	Gain (loss) on derivative instruments, net	(369)

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Year ended December 31, 2014 (As Restated)	Year ended December 31, 2013	Year ended December 31, 2012
CDS Contract	Realized and unrealized credit derivative income (loss), net	(258)	(865)	180
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	(21,495)	—	—
Total		(21,753)	(865)	180
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
Note 10 – Fair Value of Financial Instruments (As Restated)
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis.

	December 31, 2014 (As Restated)
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,270,390	(21,495)	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,294,083	(21,099)	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

	December 31, 2013
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)	—	17,348,657	—	17,348,657
Derivative assets	2,591	258,814	654	262,059
Total assets	2,591	17,607,471	654	17,610,716
Liabilities:
Derivative liabilities	—	263,204	—	263,204
Total liabilities	—	263,204	—	263,204

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
As discussed in Note 2 "Summary of Significant Accounting Policies," the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments contain debt host contracts classified as Level 2 and embedded derivatives are classified as Level 3. As of December 31, 2014, the net embedded derivative liability position of $21.5 million includes $3.1 million of embedded derivatives in an asset position and $24.6 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives which the Company has valued utilizing Level 3 inputs:

$ in thousands	2014 (As Restated)
Beginning balance	—
Unrealized gains/(losses), net	(21,495)
Ending balance	(21,495)
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded derivatives	(21,495)	Market Comparables	Prepayment Rate	4.46% - 8.98%	5.29%
		Vendor Pricing	Defaults Rate	0.12% - 0.37%	0.18%

These significant unobservable inputs change according to market conditions and security performance. Prepayment rate and default rate are used to estimate the maturity of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Therefore, changes in prepayment rate and default rate do not have an explicit directional impact on the fair value measurement.
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	December 31, 2014	December 31, 2013
Beginning balance	654	1,519
Unrealized gains/(losses), net	(258)	(865)
Ending balance	396	654
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at
$ in thousands	December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	396	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.76%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.46%
			Constant Default Rate	0.6% - 100.0%	4.15%
			Loss Severity	1.1% - 62.3%	39.35%

	Fair Value at
$ in thousands	December 31, 2013	Valuation Technique	Unobservable Input	Range	Weighted Average
CDS Contract	654	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.50%
			Credit Spread		0.25%
			Constant Prepayment Rate	1.0% - 20.0%	5.76%
			Constant Default Rate	0.8% - 100.0%	4.89%
			Loss Severity	3.0% - 63.7%	43.31%
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
Note 12 – Stockholders’ Equity
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at the Company’s option, the Company may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. The Company has also adopted an equity incentive plan which allows the Company to grant securities convertible into the Company’s common stock to its non-executive directors and employees of the Company's Manager and its affiliates.
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

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2014(1)	1.937600	1.937600	—	—
Fiscal tax year 2013(2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2014(3)	0.570500	0.570500	—	—

Common Stock Dividends
Fiscal tax year 2014	1.950000	1.776691	—	0.173309
Fiscal tax year 2013	2.300000	2.300000	—	—

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 17, 2013 having a record date of January 1, 2014, which for federal income tax purposes is a fiscal tax year 2014 dividend.

(3)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of March 5, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

Note 13 – Earnings per Share (As Restated)
Earnings per share for the years ended December 31, 2014, 2013 and 2012 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2014 (As Restated)	2013 (As Restated)	2012
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(245,484)	147,304	333,279
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	—	—
Income (loss) allocated to non-controlling interest	(2,632)	1,667	4,108
Dilutive net income (loss) available to stockholders	(248,116)	148,971	337,387
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	123,105	132,714	115,559
Effect of dilutive securities:
Restricted stock awards	—	35	29
OP Units	1,425	1,425	1,425
Exchangeable senior notes	—	—	—
Dilutive Shares	124,530	134,174	117,013

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
Note 14 – Non-controlling Interest – Operating Partnership (As Restated)
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
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
$ in thousands	2014 (As Restated)	2013 (As Restated)	2012
Net income (loss) allocated	(2,632)	1,667	4,108
Distributions paid	2,850	3,491	3,705
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
Note 16 – Restatement of Previously Issued Financial Statements
In connection with the preparation of our consolidated financial statements for the fiscal quarter ended June 30, 2015, the Company determined it had been incorrectly applying the GAAP guidance in ASC 320 - Investments - Debt and Equity Securities, as the basis for recognition, measurement and presentation for its investments in GSE CRTs and Agency MBS IOs. Prior to the second quarter of 2015, the GSE CRTs and Agency MBS IOs were reported at fair value on the balance sheet based on valuations provided by a third party pricing service, changes in fair value were recorded as other comprehensive income in stockholders’ equity and the interest income associated with the GSE CRTs was recorded as interest income.
The Company should have applied the guidance in ASC 815 - Derivatives and Hedging to account for the GSE CRTs and Agency MBS IOs. These securities meet the definition of a hybrid financial instrument and meet the criteria in ASC 815 requiring bifurcation of an embedded derivative from a host contract.
The Company has bifurcated the GSE CRT embedded derivative from its host contract and recorded changes in the fair value of the embedded derivative in the consolidated statement of operations. Changes in the fair value of the GSE CRT debt host contract continue to be recorded as other comprehensive income in stockholders' equity. The difference between the coupon rate on the GSE CRT and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in the Company's consolidated statement of operations. The Company has determined that the Agency MBS IOs embedded derivative cannot be reliably valued as a stand-alone instrument and therefore recorded the entire Agency MBS IOs change in fair value in the consolidated statement of operations in accordance with ASC 815. The Company determined these errors had a material effect on its previously issued financial statements.
The Company is restating its previously issued (i) consolidated balance sheets as of December 31, 2014 and 2013, (ii) consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the years ended December 31, 2014 and 2013, and (iii) financial statements for the quarter ended March 31, 2013 and for all subsequent quarters through December 31, 2014, along with certain related notes the ("Restatement").
Additionally, the Company identified, individually and in the aggregate, an immaterial out of period error for the year ended December 31, 2012 related to its accounting for Agency MBS IOs as described above. The impact of the error in 2012 was a $1.2 million decrease to net income and $1.2 million increase to other comprehensive income. Since the out of period error is immaterial individually and in the aggregate, previously issued financial statements for the year ended December 31, 2012 were restated by an immaterial amount.
The tables below illustrate the impact of the Restatement on the Company's consolidated financial statements, each as compared with the amounts presented in the original Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q previously filed with the Securities and Exchange Commission.

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company's consolidated balance sheets by financial statement line item for the years 2014 and 2013 as of each quarter end:

	As of
	March 31, 2014			June 30, 2014
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment(1)	As Restated	As Reported	Adjustment(1)	As Restated
Accumulated other comprehensive income (loss)	43,183	(16,309)	26,874	355,093	(44,588)	310,505
Retained earnings (distributions in excess of earnings)	(291,940)	16,309	(275,631)	(447,542)	44,588	(402,954)

(1)
Includes $13.7 million of unrealized gain resulting from GSE CRTs and $2.6 million of unrealized gain resulting from Agency MBS IOs as of March 31, 2014 and $41.4 million of unrealized gain resulting from GSE CRTs and $3.2 million of unrealized gain resulting from Agency MBS IOs as of June 30, 2014.

	As of
	September 30, 2014			December 31, 2014
	(unaudited)
In thousands	As Reported	Adjustment(1)	As Restated	As Reported	Adjustment(1)	As Restated
Accumulated other comprehensive income (loss)	310,837	(11,080)	299,757	404,559	20,033	424,592
Retained earnings (distributions in excess of earnings)	(477,759)	11,080	(466,679)	(612,821)	(20,033)	(632,854)

(1)
Includes $8.3 million of unrealized gain resulting from GSE CRTs and $2.8 million of unrealized gain resulting from Agency MBS IOs as of September 30, 2014 and $21.0 million of unrealized loss resulting from GSE CRTs and $1.0 million of unrealized gain resulting from Agency MBS IOs as of December 31, 2014.

	As of
	March 31, 2013			June 30, 2013
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment(1)	As Restated	As Reported	Adjustment(1)	As Restated
Accumulated other comprehensive income (loss)	35,248	8,043	43,291	(359,519)	(3,034)	(362,553)
Retained earnings (distributions in excess of earnings)	15,430	(8,043)	7,387	66,387	3,034	69,421

(1)	Includes $8.0 million of unrealized loss and $3.0 million of unrealized gain resulting from Agency MBS IOs as of March 31, 2013 and June 30, 2013, respectively.

	As of
	September 30, 2013			December 31, 2013
	(unaudited)
In thousands	As Reported	Adjustment(1)	As Restated	As Reported	Adjustment(1)	As Restated
Accumulated other comprehensive income (loss)	(315,469)	1,203	(314,266)	(156,993)	(8,628)	(165,621)
Retained earnings (distributions in excess of earnings)	(9,912)	(1,203)	(11,115)	(155,957)	8,628	(147,329)

(1)	Includes $1.2 million of unrealized loss and $8.6 million of unrealized gain resulting from Agency MBS IOs as of September 30, 2013 and December 31, 2013, respectively.

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company's consolidated statements of operations by financial statement line item for the period ended:

	Three Months Ended
	March 31, 2014			June 30, 2014
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	151,739	(3,334)	148,405	151,920	(3,725)	148,195
Other income (loss):
Gain (loss) on investments, net	(11,718)	(6,054)	(17,772)	(20,766)	569	(20,197)
Realized and unrealized credit derivative income (loss), net	329	17,158	17,487	292	31,763	32,055
Net income (loss)	(72,549)	7,770	(64,779)	(92,397)	28,607	(63,790)
Net income (loss) attributable to non-controlling interest	(822)	89	(733)	(1,057)	328	(729)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(71,727)	7,681	(64,046)	(91,340)	28,279	(63,061)
Net income (loss) attributable to common stockholders	(74,440)	7,681	(66,759)	(94,052)	28,279	(65,773)

Earnings per share:
Basic	(0.60)	0.06	(0.54)	(0.76)	0.23	(0.53)
Diluted	(0.60)	0.06	(0.54)	(0.76)	0.23	(0.53)

	Three Months Ended
	September 30, 2014			December 31, 2014
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	144,043	(4,624)	139,419	148,655	(5,612)	143,043
Other income (loss):
Gain (loss) on investments, net	(47,952)	(412)	(48,364)	1,006	(1,841)	(835)
Realized and unrealized credit derivative income (loss), net	247	(28,860)	(28,613)	225	(24,020)	(23,795)
Net income (loss)	34,440	(33,896)	544	(71,240)	(31,473)	(102,713)
Net income (loss) attributable to non-controlling interest	394	(388)	6	(816)	(360)	(1,176)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	34,046	(33,508)	538	(70,424)	(31,113)	(101,537)
Net income (loss) attributable to common stockholders	30,672	(33,508)	(2,836)	(79,003)	(31,113)	(110,116)

Earnings per share:
Basic	0.25	(0.27)	(0.02)	(0.64)	(0.25)	(0.89)
Diluted	0.25	(0.27)	(0.02)	(0.64)	(0.25)	(0.89)

	Three Months Ended
	March 31, 2013			June 30, 2013
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	160,344	—	160,344	168,736	—	168,736
Other income (loss):
Gain (loss) on investments, net	6,712	(137)	6,575	5,692	11,194	16,886
Realized and unrealized credit derivative income (loss), net	351	—	351	180	—	180
Net income (loss)	87,667	(137)	87,530	143,053	11,194	154,247
Net income (loss) attributable to non-controlling interest	962	(1)	961	1,493	117	1,610
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	86,705	(136)	86,569	141,560	11,077	152,637
Net income (loss) attributable to common stockholders	83,992	(136)	83,856	138,847	11,077	149,924

Earnings per share:
Basic	0.65	—	0.65	1.03	0.08	1.11
Diluted	0.64	—	0.64	0.95	0.07	1.02

	Three Months Ended
	September 30, 2013			December 31, 2013
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	157,539	—	157,539	160,168	—	160,168
Other income (loss):
Gain (loss) on investments, net	(69,323)	(4,282)	(73,605)	(142,530)	9,941	(132,589)
Realized and unrealized credit derivative income (loss), net	297	—	297	299	—	299
Net income (loss)	(6,036)	(4,282)	(10,318)	(81,578)	9,941	(71,637)
Net income (loss) attributable to non-controlling interest	(63)	(45)	(108)	(906)	110	(796)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(5,973)	(4,237)	(10,210)	(80,672)	9,831	(70,841)
Net income (loss) attributable to common stockholders	(8,686)	(4,237)	(12,923)	(83,384)	9,831	(73,553)

Earnings per share:
Basic	(0.06)	(0.04)	(0.10)	(0.63)	0.07	(0.56)
Diluted	(0.06)	(0.04)	(0.10)	(0.63)	0.07	(0.56)

	Six Months Ended
	June 30, 2014			June 30, 2013
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	303,659	(7,059)	296,600	329,080	—	329,080
Other income (loss):
Gain (loss) on investments, net	(32,484)	(5,485)	(37,969)	12,404	11,057	23,461
Realized and unrealized credit derivative income (loss), net	621	48,921	49,542	531	—	531
Net income (loss)	(164,946)	36,377	(128,569)	230,718	11,057	241,775
Net income (loss) attributable to non-controlling interest	(1,879)	417	(1,462)	2,455	116	2,571
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(163,067)	35,960	(127,107)	228,263	10,941	239,204
Net income (loss) attributable to common stockholders	(168,492)	35,960	(132,532)	222,838	10,941	233,779

Earnings per share:
Basic	(1.37)	0.29	(1.08)	1.69	0.08	1.77
Diluted	(1.37)	0.29	(1.08)	1.61	0.08	1.69

	Nine Months Ended
	September 30, 2014			September 30, 2013
	(unaudited)			(unaudited)
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	447,702	(11,683)	436,019	486,619	—	486,619
Other income (loss):
Gain (loss) on investments, net	(80,436)	(5,897)	(86,333)	(56,919)	6,775	(50,144)
Realized and unrealized credit derivative income (loss), net	868	20,061	20,929	828	—	828
Net income (loss)	(130,506)	2,481	(128,025)	224,682	6,775	231,457
Net income (loss) attributable to non-controlling interest	(1,485)	29	(1,456)	2,392	71	2,463
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(129,021)	2,452	(126,569)	222,290	6,704	228,994
Net income (loss) attributable to common stockholders	(137,820)	2,452	(135,368)	214,152	6,704	220,856

Earnings per share:
Basic	(1.12)	0.02	(1.10)	1.61	0.05	1.66
Diluted	(1.12)	0.02	(1.10)	1.56	0.04	1.60

	Years Ended
	December 31, 2014			December 31, 2013
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	596,357	(17,295)	579,062	646,787	—	646,787
Other income (loss):
Gain (loss) on investments, net	(79,430)	(7,738)	(87,168)	(199,449)	16,716	(182,733)
Realized and unrealized credit derivative income (loss), net	1,093	(3,959)	(2,866)	1,127	—	1,127
Net income (loss)	(201,746)	(28,992)	(230,738)	143,106	16,716	159,822
Net income (loss) attributable to non-controlling interest	(2,301)	(331)	(2,632)	1,486	181	1,667
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(199,445)	(28,661)	(228,106)	141,620	16,535	158,155
Net income (loss) attributable to common stockholders	(216,823)	(28,661)	(245,484)	130,769	16,535	147,304

Earnings per share:
Basic	(1.76)	(0.23)	(1.99)	0.99	0.12	1.11
Diluted	(1.76)	(0.23)	(1.99)	0.99	0.12	1.11
The following table represents a summary of the as previously reported balances, adjustments and restated balances on the consolidated statements of comprehensive income by financial statement line item for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014			December 31, 2013
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income (loss)	(201,746)	(28,992)	(230,738)	143,106	16,716	159,822
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities	403,435	27,763	431,198	(874,545)	(16,716)	(891,261)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	79,430	1,229	80,659	199,449	—	199,449
Total other comprehensive income (loss)	568,041	28,992	597,033	(245,945)	(16,716)	(262,661)
Comprehensive income (loss)	366,295	—	366,295	(102,839)	—	(102,839)
Comprehensive (income) loss attributable to non-controlling interest	(4,188)	—	(4,188)	1,029	—	1,029
Comprehensive income (loss) attributable to common stockholders	344,729	—	344,729	(112,661)	—	(112,661)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company's consolidated statements of equity by financial statement line item for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014			December 31, 2013
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income (loss)	(201,746)	(28,992)	(230,738)	143,106	16,716	159,822
Other comprehensive income (loss)	568,041	28,992	597,033	(245,945)	(16,716)	(262,661)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the Company's consolidated statement of cash flows by financial statement line item for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014			December 31, 2013
In thousands	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income (loss)	(201,746)	(28,992)	(230,738)	143,106	16,716	159,822
Amortization of mortgage-backed and credit risk transfer securities premiums (discounts), net	124,610	(241)	124,369	180,121	—	180,121
Realized and unrealized credit derivative income (loss), net	258	21,495	21,753	865	—	865
Gain (loss) on investments, net	79,430	7,738	87,168	199,449	(16,716)	182,733
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities and hedged derivatives	482,865	28,992	511,857	(245,945)	(16,716)	(262,661)

Note 17 – Summarized Quarterly (Unaudited) (As Restated)
The tables below summarize the Company's restated historical Consolidated Statements of Operations and Consolidated Balance Sheets for the interim quarters impacted by the Restatement.
Consolidated Statements of Operations

	As Restated
$ in thousands except share amounts	Q4 14	Q3 14	Q2 14	Q1 14	Q4 13	Q3 13	Q2 13	Q1 13
Interest Income
Mortgage-backed securities	143,043	139,419	148,195	148,405	160,168	157,539	168,736	160,344
Residential loans	27,185	22,713	20,471	17,704	13,679	13,417	6,889	137
Commercial loans	3,179	2,649	2,061	1,619	1,019	372	60	—
Total interest income	173,407	164,781	170,727	167,728	174,866	171,328	175,685	160,481
Interest Expense
Repurchase agreements	46,050	45,756	47,822	49,071	79,061	73,695	68,463	66,328
Secured loans	1,177	1,223	176	—	—	—	—	—
Exchangeable senior notes	5,621	5,620	5,613	5,607	5,620	5,621	5,622	1,160
Asset-backed securities	20,738	17,660	15,826	13,935	10,960	10,266	5,377	79
Total interest expense	73,586	70,259	69,437	68,613	95,641	89,582	79,462	67,567
Net interest income	99,821	94,522	101,290	99,115	79,225	81,746	96,223	92,914
(Reduction in) provision for loan losses	(90)	(209)	(50)	207	134	87	663	—
Net interest income after provision for loan losses	99,911	94,731	101,340	98,908	79,091	81,659	95,560	92,914
Other income (loss)
Gain (loss) on investments, net	(835)	(48,364)	(20,197)	(17,772)	(132,589)	(73,605)	16,886	6,575
Equity in earnings of unconsolidated ventures	1,306	1,145	3,894	441	176	1,422	2,157	1,590
Gain (loss) on derivative instruments, net	(164,637)	(3,704)	(167,816)	(151,312)	(4,421)	(6,887)	53,314	(2,003)
Realized and unrealized credit derivative income (loss), net	(23,795)	(28,613)	32,055	17,487	299	297	180	351
Other investment income (loss), net	(687)	(1,358)	—	—	—	—	—	—
Total other income (loss)	(188,648)	(80,894)	(152,064)	(151,156)	(136,535)	(78,773)	72,537	6,513
Expenses	13,976	13,293	13,066	12,531	14,193	13,204	13,850	11,897
Net income (loss)	(102,713)	544	(63,790)	(64,779)	(71,637)	(10,318)	154,247	87,530
Net income (loss) attributable to non-controlling interest	(1,176)	6	(729)	(733)	(796)	(108)	1,610	961
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(101,537)	538	(63,061)	(64,046)	(70,841)	(10,210)	152,637	86,569
Dividends to preferred stockholders	9,240	2,713	2,712	2,713	2,712	2,713	2,713	2,713
Undeclared cumulative dividends to preferred stockholders	(661)	661	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	(110,116)	(2,836)	(65,773)	(66,759)	(73,553)	(12,923)	149,924	83,856
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.89)	(0.02)	(0.53)	(0.54)	(0.56)	(0.10)	1.11	0.65
Diluted	(0.89)	(0.02)	(0.53)	(0.54)	(0.56)	(0.10)	1.02	0.64

Consolidated Balance Sheets

	As Restated
$ in thousands except share amounts	Q4 14	Q3 14	Q2 14	Q1 14
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	17,248,895	17,297,034	18,247,789	17,535,190
Residential loans, held-for-investment	3,365,003	3,103,434	2,310,686	2,070,493
Commercial loans, held-for-investment	145,756	144,707	95,585	92,748
Cash and cash equivalents	164,144	128,944	126,128	188,371
Due from counterparties	57,604	28,499	30,413	4,879
Investment related receivable	38,717	55,942	399,499	303,565
Accrued interest receivable	66,044	66,295	69,261	66,999
Derivative assets, at fair value	24,178	74,421	70,190	166,691
Deferred securitization and financing costs	13,080	13,485	13,280	13,687
Other investments	106,498	104,781	62,530	42,232
Other assets	1,098	1,521	879	1,201
Total assets	21,231,017	21,019,063	21,426,240	20,486,056
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,622,677	13,571,889	14,723,223	14,852,310
Secured loans	1,250,000	1,250,000	625,000	—
Asset-backed securities issued by securitization trusts	2,929,820	2,745,940	2,016,923	1,873,434
Exchangeable senior notes	400,000	400,000	400,000	400,000
Derivative liability, at fair value	254,026	222,559	268,600	259,317
Dividends and distributions payable	61,757	64,976	64,972	64,969
Investment related payable	17,008	12,351	670,149	532,991
Accrued interest payable	29,670	23,080	25,393	22,934
Collateral held payable	14,890	35,446	14,199	20,148
Accounts payable and accrued expenses	2,439	2,567	2,266	2,717
Due to affiliate	9,880	9,854	9,904	9,970
Total liabilities	18,592,167	18,338,662	18,820,629	18,038,790
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized
7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 and no shares issued and outstanding ($140,000 aggregate liquidation preference) at December 31, 2014	135,356	135,356	135,356	135,356
7.75% Fixed-to-Floating Series B cumulative redeemable, $25 liquidation preference, 6,200,000 and no shares issued and outstanding ($155,000 aggregate liquidation preference) at December 31, 2014	149,860	149,918	—	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 123,110,454, 123,101,132, 123,094,376 and 123,087,626 shares issued and outstanding, at December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively	1,231	1,231	1,231	1,231
Additional paid in capital	2,532,130	2,531,914	2,531,739	2,531,545
Accumulated other comprehensive income (loss)	424,592	299,757	310,505	26,874
Retained earnings (distributions in excess of earnings)	(632,854)	(466,679)	(402,954)	(275,631)
Total shareholders’ equity	2,610,315	2,651,497	2,575,877	2,419,375
Non-controlling interest	28,535	28,904	29,734	27,891
Total equity	2,638,850	2,680,401	2,605,611	2,447,266
Total liabilities and equity	21,231,017	21,019,063	21,426,240	20,486,056

	As Restated
$ in thousands except share amounts	Q4 13	Q3 13	Q2 13	Q1 13
ASSETS
Mortgage-backed securities, at fair value	17,348,657	18,811,679	19,806,158	21,248,432
Residential loans, held-for-investment	1,810,262	1,532,389	1,553,006	405,541
Commercial loans, held-for-investment	64,599	17,388	8,954	—
Cash and cash equivalents	210,612	199,095	169,777	274,538
Due from counterparties	1,500	8,119	—	—
Investment related receivable	515,404	8,912	902,228	34,155
Accrued interest receivable	68,246	71,198	77,968	72,863
Derivative assets, at fair value	262,059	188,509	257,110	8,026
Deferred securitization and financing costs	13,894	14,033	14,812	13,464
Other investments	54,403	52,276	46,415	45,456
Other assets	1,343	1,883	2,149	1,482
Total assets	20,350,979	20,905,481	22,838,577	22,103,957
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	15,451,675	15,897,612	17,878,893	17,873,256
Asset-backed securities issued by securitization trusts	1,643,741	1,411,897	1,432,008	374,196
Exchangeable senior notes	400,000	400,000	400,000	400,000
Derivative liability, at fair value	263,204	316,670	304,289	420,439
Dividends and distributions payable	66,087	71,037	91,528	91,049
Investment related payable	28,842	201,203	19,340	305
Accrued interest payable	26,492	19,554	23,594	17,189
Collateral held payable	52,698	21,045	91,368	—
Accounts payable and accrued expenses	4,304	3,885	2,160	1,109
Due to affiliate	10,701	11,457	11,902	10,956
Total liabilities	17,947,744	18,354,360	20,255,082	19,188,499
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized
7.75% series A cumulative redeemable, $25 liquidation preference, 5,600,000 and no shares issued and outstanding ($140,000 aggregate liquidation preference) at December 31, 2013	135,356	135,356	135,356	135,356
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 124,510,246, 135,224,162, 135,215,860 and 134,477,190 shares issued and outstanding, at December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively	1,245	1,352	1,352	1,345
Additional paid in capital	2,552,464	2,712,790	2,712,605	2,697,177
Accumulated other comprehensive income (loss)	(165,621)	(314,266)	(362,553)	43,291
Retained earnings (distributions in excess of earnings)	(147,329)	(11,115)	69,421	7,387
Total shareholders’ equity	2,376,115	2,524,117	2,556,181	2,884,556
Non-controlling interest	27,120	27,004	27,314	30,902
Total equity	2,403,235	2,551,121	2,583,495	2,915,458
Total liabilities and equity	20,350,979	20,905,481	22,838,577	22,103,957

Note 18 – Subsequent Events
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

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	August 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King	President and Chief Executive Officer	August 17, 2015
	Richard J. King	(principal executive officer)

By:	/s/ Richard Lee Phegley, Jr.	Chief Financial Officer	August 17, 2015
	Richard Lee Phegley, Jr.	(principal financial and accounting officer)

By:	/s/ G. Mark Armour	Director	August 17, 2015
G. Mark Armour

By:	/s/ Karen Dunn Kelley	Director	August 17, 2015
Karen Dunn Kelley

By:	/s/ James S. Balloun	Director	August 17, 2015
James S. Balloun

By:	/s/ John S. Day	Director	August 17, 2015
John S. Day

By:	/s/ Edward J. Hardin	Director	August 17, 2015
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	August 17, 2015
James R. Lientz, Jr.

