Form 10-Q/A
period 2015-03-31
Invesco Mortgage Capital Inc.
filed 2015-08-17
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q/A
Amendment No. 1
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

INVESCO MORTGAGE CAPITAL INC.

Explanatory Note

Invesco Mortgage Capital Inc. (referred to herein as "we,""our," or the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2015 (the “Original Filing”), for the purpose of restating previously filed financial statements, including notes thereto, and amending portions of the related disclosures contained in the Original Filing (the "Restatement"). This Form 10-Q/A includes (i) restated condensed consolidated balance sheets as of March 31, 2015 and 2014, and (ii) restated condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and (iii) restated quarterly financial information for the quarter ended March 31, 2015.
Restatement Background
In late June 2015 after the filing of our Form 10-Q for the quarter ended March 31, 2015, we undertook a thorough review of our generally accepted accounting principles ("GAAP") accounting treatment of our securities, including our credit risk transfer securities issued by government-sponsored enterprises ("GSE CRT") and interest-only strips of residential mortgage-backed securities that are guaranteed by a U.S. government agency ("Agency MBS IOs"). We determined that the GSE CRTs are hybrid financial instruments consisting of (i) a debt host contract (the unsecured GSE debenture) and (ii) an embedded derivative related to the credit protection feature of the GSE CRTs that should have been accounted for applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging (“ASC 815”). Under ASC 815, changes in fair value of the embedded derivative are required to be recorded in the Company’s consolidated statement of operations, instead of in other comprehensive income on the Company’s consolidated balance sheet while changes in fair value of the debt host contract remain within other comprehensive income. Additionally, we determined that the Agency MBS IOs are also hybrid financial instruments, which consist of (i) a debt host contract (the mortgage-backed security) and (ii) an embedded interest derivative related to prepayment risk. We have determined that Agency MBS IOs should have been accounted for under ASC 815 by recording changes in fair value of the embedded derivative in the consolidated statement of operations instead of in other comprehensive income on the Company’s consolidated balance sheet. Management determined that the Agency MBS IOs embedded derivative cannot be reliably valued as a stand-alone instrument and therefore recorded the entire Agency MBS IOs change in fair value in the consolidated statement of operations in accordance with ASC 815.
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 need to be restated and should no longer be relied upon. The Company filed Amendment No. 1 to its Form 10-K/A for the year ended December, 31, 2014 on August 17, 2015. The Company's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2015, which is also being filed on August 17, 2015, includes restated unaudited condensed consolidated financial statements and amended related financial information for the fiscal period ended June 30, 2014.
The following sections of this Form 10-Q/A contain information that has been amended where necessary to reflect the restatement and certain other events that have occurred subsequent to May 7, 2015, the date of the Original Filing with the SEC:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Certain Sections As Restated)

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 6. Exhibits

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events, conditions or other developments that have occurred or existed since May 7, 2015, the date of the Original Filing with the SEC.
In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. For more information about the Restatement, see the Company's Amendment No. 1 to Form 10K/A.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
In thousands except share amounts	(As Restated)(2)	(As Restated)(2)
	(Unaudited)
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	17,340,595	17,248,895
Residential loans, held-for-investment (1)	3,597,147	3,365,003
Commercial loans, held-for-investment	146,211	145,756
Cash and cash equivalents	157,025	164,144
Due from counterparties	82,215	57,604
Investment related receivable	27,697	38,717
Accrued interest receivable	66,144	66,044
Derivative assets, at fair value	6,706	24,178
Deferred securitization and financing costs	12,286	13,080
Other investments	110,993	106,498
Other assets	1,055	1,098
Total assets (1)	21,548,074	21,231,017
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,333,081	13,622,677
Secured loans	1,550,000	1,250,000
Asset-backed securities issued by securitization trusts (1)	3,133,527	2,929,820
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	290,852	254,026
Dividends and distributions payable	61,766	61,757
Investment related payable	30,351	17,008
Accrued interest payable	23,800	29,670
Collateral held payable	4,300	14,890
Accounts payable and accrued expenses	3,248	2,439
Due to affiliate	9,535	9,880
Total liabilities (1)	18,840,460	18,592,167
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,131,777 and 123,110,454 shares issued and outstanding, respectively	1,231	1,231
Additional paid in capital	2,532,353	2,532,130
Accumulated other comprehensive income	565,131	424,592
Retained earnings (distributions in excess of earnings)	(705,703)	(632,854)
Total stockholders’ equity	2,678,228	2,610,315
Non-controlling interest	29,386	28,535
Total equity	2,707,614	2,638,850
Total liabilities and equity	21,548,074	21,231,017

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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
In thousands, except share amounts	(As Restated)(2)	(As Restated)(2)
Interest Income
Mortgage-backed and credit risk transfer securities	135,265	148,405
Residential loans (1)	29,374	17,704
Commercial loans	3,115	1,619
Total interest income	167,754	167,728
Interest Expense
Repurchase agreements	43,310	49,071
Secured loans	1,464	—
Exchangeable senior notes	5,607	5,607
Asset-backed securities (1)	21,898	13,935
Total interest expense	72,279	68,613
Net interest income	95,475	99,115
(Reduction in) provision for loan losses	(62)	207
Net interest income after (reduction in) provision for loan losses	95,537	98,908
Other Income (loss)
Gain (loss) on investments, net	2,172	(17,772)
Equity in earnings of unconsolidated ventures	6,006	441
Gain (loss) on derivative instruments, net	(122,745)	(151,312)
Realized and unrealized credit derivative income (loss), net	21,362	17,487
Other investment income (loss), net	(894)	—
Total other income (loss)	(94,099)	(151,156)
Expenses
Management fee – related party	9,415	9,335
General and administrative	1,727	2,012
Consolidated securitization trusts (1)	2,156	1,184
Total expenses	13,298	12,531
Net loss	(11,860)	(64,779)
Net loss attributable to non-controlling interest	(136)	(733)
Net loss attributable to Invesco Mortgage Capital Inc.	(11,724)	(64,046)
Dividends to preferred stockholders	5,716	2,713
Net loss attributable to common stockholders	(17,440)	(66,759)
Loss per share:
Net loss attributable to common stockholders
Basic	(0.14)	(0.54)
Diluted	(0.14)	(0.54)
Dividends declared per common share	0.45	0.50

(1)	The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” for further discussion.

(2)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
In thousands	(As Restated)(1)	(As Restated)(1)
Net loss	(11,860)	(64,779)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities	125,954	161,697
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(2,934)	11,718
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	19,145	21,296
Total other comprehensive income	142,165	194,711
Comprehensive income	130,305	129,932
Less: Comprehensive income attributable to non-controlling interest	(1,490)	(1,483)
Less: Dividends to preferred stockholders	(5,716)	(2,713)
Comprehensive income attributable to common stockholders	123,099	125,736

(1)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2015
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
In thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015 (As Restated)(1)	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	424,592	(632,854)	2,610,315	28,535	2,638,850
Net loss (As Restated)(1)	—	—	—	—			—	—	(11,724)	(11,724)	(136)	(11,860)
Other comprehensive income (loss) (As Restated)(1)	—	—	—	—	—	—	—	140,539	—	140,539	1,626	142,165
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4,444	—	70	—	—	70	—	70
Stock awards	—	—	—	—	16,879	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(55,409)	(55,409)		(55,409)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(641)	(641)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,716)	(5,716)	—	(5,716)
Amortization of equity-based compensation	—	—	—	—	—	—	153	—		153	2	155
Balance at March 31, 2015 (As Restated)(1)	5,600,000	135,356	6,200,000	149,860	123,131,777	1,231	2,532,353	565,131	(705,703)	2,678,228	29,386	2,707,614

(1)	For discussion of the restatement adjustments, see Note 16 - " Restatement of Previously Issued Financial Statements".

The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2015 (As Restated) (1)	2014 (As Restated) (1)
Cash Flows from Operating Activities
Net loss	(11,860)	(64,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	29,389	32,527
Amortization of residential loans and asset-backed securities premiums (discount), net	37	824
Amortization of commercial loan origination fees	(6)	(1)
(Reduction in) provision for loan losses	(62)	207
Unrealized (gain) loss on derivative instruments, net	51,034	81,047
Unrealized (gain) loss on credit derivatives, net	(15,976)	(13,914)
(Gain) loss on sale of mortgage-backed and credit risk transfer securities, net	(2,172)	17,772
Realized (gain) loss on derivative instruments, net	26,103	18,824
Realized (gain) loss on credit derivatives, net	792	—
Equity in earnings of unconsolidated ventures	(6,006)	(441)
Amortization of equity-based compensation	155	124
Amortization of deferred securitization and financing costs	794	719
Reclassification of amortization of net deferred losses on de-designated interest rate swaps	19,145	21,296
Non-cash interest income capitalized in commercial loans	—	(670)
(Gain) loss on foreign currency transactions, net	1,500	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(53)	1,389
Decrease in operating liabilities	(5,392)	(5,877)
Net cash provided by operating activities	87,422	89,047
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(726,494)	(681,827)
(Contributions) distributions (from) to investment in unconsolidated ventures, net	8,761	2,721
Change in other investments	(7,250)	9,891
Principal payments from mortgage-backed and credit risk transfer securities	570,110	397,431
Proceeds from sale of mortgage-backed and credit risk transfer securities	180,790	949,905
Payments on sale of credit derivatives	(792)	—
Payment of premiums for interest rate swaptions	(1,485)	(4,688)
Payments for termination of futures/currency forward contracts and TBAs	(2,360)	(3,749)
Purchase of residential loans held-for-investment	(372,305)	(283,421)
Principal payments from residential loans held-for-investment	138,210	21,951
Origination and advances of commercial loans, net of origination fees	(1,944)	(27,478)
Net cash (used in) provided by investing activities	(214,759)	380,736
Cash Flows from Financing Activities
Proceeds from issuance of common stock	70	73
Repurchase of common stock	—	(21,129)
Cost of issuance of preferred stock	(15)	—
Due from counterparties	(23,626)	(3,379)
Collateral held payable	(10,590)	(28,231)
Proceeds from repurchase agreements	35,603,951	33,987,939
Principal repayments of repurchase agreements	(35,893,498)	(34,587,304)
Proceeds from asset-backed securities issued by securitization trusts	336,077	245,864
Principal repayments of asset-backed securities issued by securitization trusts	(130,394)	(19,258)
Proceeds from secured loans	600,000	—
Principal repayments on secured loans	(300,000)	—
Payments of deferred costs	—	(512)
Payments of dividends and distributions	(61,757)	(66,087)
Net cash provided by (used in) financing activities	120,218	(492,024)
Net change in cash and cash equivalents	(7,119)	(22,241)
Cash and cash equivalents, beginning of period	164,144	210,612
Cash and cash equivalents, end of period	157,025	188,371
Supplement Disclosure of Cash Flow Information
Interest paid	59,713	50,363
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	123,020	173,415
Dividends and distributions declared not paid	61,766	64,969
(Receivable) / payable for mortgage-backed and credit risk transfer securities sold / purchased, net	4,265	710,958
Repurchase agreements, not settled	(49)	—
Collateral held payable, not settled	—	(4,319)
Interest rate swaps terminated, not settled	19,055	—
Net change in due from counterparties	(985)	—

(1)	For discussion of the restatement adjustments, see Note 16 - "Restatement of Previously Issued Financial Statements".
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
Note 2 – Summary of Significant Accounting Policies (As Restated)
Restatement
The Company is restating its previously issued condensed consolidated balance sheets included in its Quarterly Report on Form 10-Q as of March 31, 2015 and 2014 and condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, along with certain related notes (the "Restatement"). The impact of the Restatement is included in this Amendment No. 1 on Form 10-Q/A and is more specifically described in Note 16 - "Restatement of Previously Issued Financial Statements."
Basis of Presentation and Consolidation
The Company filed Amendment No. 1 to its Annual Report on Form 10-K/A on August 17, 2015 ("Form 10-K/A"). Certain disclosures included in the Company’s Form 10-K/A are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014.
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
Significant Accounting Policies
Included in Note 2 to the consolidated financial statements of the Company’s 2014 Annual Report on Form 10-K/A is a summary of the Company's significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company's condensed consolidated financial condition and results of operations for the three months ended March 31, 2015.
Mortgage-Backed and Credit Risk Transfer Securities
All of the Company’s mortgage-backed securities ("MBS") except for Agency interest-only securities ("Agency MBS IOs"), are classified as available-for-sale and reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
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
Agency MBS IOs are hybrid financial instruments that contain embedded derivatives. Agency MBS IOs are carried at fair value on the Company's balance sheet with changes in fair value recognized in the Company's condensed consolidated statement of operations because the embedded interest derivative in Agency MBS IOs cannot be reliably measured.
GSE CRTs are unsecured obligations of Fannie Mae and Freddie Mac. Coupon payments on the securities are based on LIBOR and principal payments are based on prepayments and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. GSE CRTs are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. GSE CRTs are measured at fair value. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported as a separate component of stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in the Company’s condensed consolidated statement of operations.
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
The Company recognizes in earnings and reflects as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that the Company intends to sell or for which it is more likely than not that the Company will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of condensed consolidated stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
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

Commercial Loans Held-For-Investment
Commercial loans held-for-investment by the Company are carried at cost, net of any allowance for loan losses. An individual loan is considered impaired when it is deemed probable that the Company will not be able to recover its investment and any other anticipated future payments. The Company generally considers the following factors in evaluating whether a commercial loan is impaired:

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
Where an individual commercial loan is deemed to be impaired, the Company records an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate, with a corresponding charge to provision for loan losses on the Company's condensed consolidated statements of operations.
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
Credit Risk Transfer Securities
Interest income on credit risk transfer securities is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in the Company’s condensed consolidated statement of operations.

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
Repurchase Agreements
Effective January 1, 2015, the Company adopted Accounting Standard Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). Under the new standard, the Company no longer applies the "linked" accounting model to instances where the Company purchases mortgage-backed and credit risk transfer securities and enters into repurchase agreements to finance the purchase with the same counterparty. Purchases of mortgage-backed securities and repurchase financings are considered separately, and the repurchase agreement component of the transaction is accounted for as a secured borrowing. The Company records the mortgage-backed securities and the related repurchase agreement financing on a gross basis in its condensed consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in its condensed consolidated statements of operations.
None of the Company's repurchase financing transactions prior to January 1, 2015 qualified as linked transactions and were accounted for as derivatives. Accordingly, the Company did not record a cumulative effect adjustment to retained earnings as of January 1, 2015 as a result of adopting ASU 2014-11.
Comprehensive Income
The Company's comprehensive income consists of net income, as presented in the condensed consolidated statements of operations, adjusted for changes in fair value of MBS classified as available for sale securities; changes in the fair value of the debt host contract associated with GSE CRTs; and amortization of repurchase agreement interest expense resulting from the de-designation of derivatives previously accounted for as cash flow hedges. Unrealized gains and losses on the Company's MBS and the debt host contract associated with GSE CRTs are reclassified into net income upon their sale or termination.
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
The Company records all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under U.S. GAAP.
The Company is a party to hybrid financial instruments that contain embedded derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative instruments are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument is remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument is not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the debt host contract. The embedded derivative is recorded at fair value, and changes in fair value are recorded in realized and unrealized credit derivative income (loss), net in the Company's condensed consolidated statement of operations.
Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted. However, the Company’s accounting for these transactions changed beginning January 1, 2014. All of the Company’s interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations, rather than in accumulated other comprehensive income (loss) (“AOCI”). Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, is now recognized in gain (loss) on derivative instruments, net on the Company's condensed consolidated statements of operations. The interest rate swaps continue to be reported as derivative assets or derivative liabilities on the Company’s condensed consolidated balance sheets at their fair value.
As long as the forecasted transactions that were being hedged (i.e., rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the interest rate swap activity up through December 31, 2013 will remain in AOCI and be recognized in the Company’s condensed consolidated statements of operations as interest expense over the remaining term of the interest rate swaps. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.
The Company evaluates the terms and conditions of its holdings of swaptions, futures contracts, currency forward contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly swaptions, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the condensed consolidated statements of operations. The fair value of these swaptions, futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the condensed consolidated balance sheets.
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

$ in thousands
Estimated principal repayment	March 31, 2015
Within one year	411,313
One to three years	676,771
Three to five years	511,839
Greater than or equal to five years	1,506,289
Total	3,106,212

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities (As Restated)
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of March 31, 2015 and December 31, 2014.

March 31, 2015 (As Restated)
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,718,391	86,529	1,804,920	35,330	1,840,250	3.77%	2.54%	2.21%
30 year fixed-rate	4,239,350	285,902	4,525,252	98,204	4,623,456	4.29%	3.02%	2.99%
ARM*	448,286	5,345	453,631	9,711	463,342	2.75%	2.41%	2.69%
Hybrid ARM	2,806,427	48,919	2,855,346	48,618	2,903,964	2.77%	2.28%	2.28%
Total Agency pass-through	9,212,454	426,695	9,639,149	191,863	9,831,012	3.65%	2.68%	2.62%
Agency-CMO(4)	1,997,925	(1,554,128)	443,797	(548)	443,249	2.29%	4.91%	3.71%
Non-Agency RMBS(5)(6)	3,428,864	(569,772)	2,859,092	88,583	2,947,675	3.55%	4.03%	4.35%
GSE CRT(7)	633,000	25,054	658,054	3,713	661,767	1.02%	0.50%	0.50%
CMBS(8)	3,218,583	52,371	3,270,954	185,938	3,456,892	4.71%	4.36%	4.34%
Total	18,490,826	(1,619,780)	16,871,046	469,549	17,340,595	3.58%	3.21%	3.20%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of March 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of March 31, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes Agency MBS IOs, which represent 29.7% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.5% variable rate, 40.3% fixed rate, and 7.2% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $392.5 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.

December 31, 2014 (As Restated)
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.51%	4.12%	4.86%
GSE CRT(7)	615,000	25,814	640,814	(15,390)	625,424	1.03%	0.49%	0.48%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,068)	16,917,642	331,253	17,248,895	3.61%	3.24%	3.36%

(1)	Net WAC as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2014 incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes Agency MBS IOs, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	% of Non-Agency	December 31, 2014	% of Non-Agency
Re-REMIC	954,523	32.4%	1,000,635	32.7%
Prime	929,961	31.5%	969,849	31.7%
Alt-A	674,373	22.9%	694,467	22.7%
Subprime/reperforming	388,818	13.2%	396,696	12.9%
Total Non-Agency	2,947,675	100.0%	3,061,647	100.0%
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

18

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

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at March 31, 2015 and December 31, 2014 are presented below.

$ in thousands	March 31, 2015 (As Restated)	December 31, 2014 (As Restated)
Principal balance	18,490,826	18,505,710
Unamortized premium	553,290	550,071
Unamortized discount	(2,173,070)	(2,138,139)
Gross unrealized gains	533,323	439,513
Gross unrealized losses	(63,774)	(108,260)
Fair value	17,340,595	17,248,895
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2015 and December 31, 2014.

$ in thousands	March 31, 2015	December 31, 2014
Less than one year	511,744	440,471
Greater than one year and less than five years	8,899,541	7,997,709
Greater than or equal to five years	7,929,310	8,810,715
Total	17,340,595	17,248,895

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

March 31, 2015 (As Restated)	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	362,706	(320)	9	80,040	(378)	5	442,746	(698)	14
30 year fixed-rate	386,616	(2,830)	14	1,243,419	(20,710)	45	1,630,035	(23,540)	59
ARM	—	—	—	—	—	—	—	—	—
Hybrid ARM	73,052	(68)	4	12,670	(66)	2	85,722	(134)	6
Total Agency pass-through	822,374	(3,218)	27	1,336,129	(21,154)	52	2,158,503	(24,372)	79
Agency-CMO	31,907	(4,171)	16	161,321	(8,231)	11	193,228	(12,402)	27
Non-Agency RMBS	524,866	(4,180)	30	363,863	(10,867)	25	888,729	(15,047)	55
GSE CRT(1)	204,279	(11,780)	9	—	—	—	204,279	(11,780)	9
CMBS	58,151	(87)	7	32,662	(86)	2	90,813	(173)	9
Total	1,641,577	(23,436)	89	1,893,975	(40,338)	90	3,535,552	(63,774)	179

(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.

December 31, 2014 (As Restated)	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass-through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT(1)	306,603	(25,394)	13	—	—	—	306,603	(25,394)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,919)	111	2,734,465	(66,341)	121	4,588,703	(108,260)	232
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS were $24.4 million at March 31, 2015. Due to the inherent credit quality of Agency RMBS, the Company determined that at March 31, 2015, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $39.4 million at March 31, 2015. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.

The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on its accumulated other comprehensive income for the three months ended March 31, 2015 and 2014. The table excludes Agency MBS IOs because unrealized gains and losses on Agency MBS IOs are included in earnings on the condensed consolidated statements of operations.

$ in thousands	Three Months Ended March 31, 2015 (As Restated)	Three Months Ended March 31, 2014 (As Restated)
Accumulated other comprehensive income from investment securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	351,774	(160,083)
Unrealized gain (loss) on MBS and GSE CRT	125,954	161,697
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	(2,934)	11,718
Balance at the end of period	474,794	13,332
During the three months ended March 31, 2015 and 2014, the Company reclassified $2.9 million of net unrealized gains and $11.7 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments. The following table summarizes the Company's gross realized gains and losses during the three months ended March 31, 2015 and 2014.

$ in thousands	Three Months Ended March 31, 2015 (As Restated)	Three Months Ended March 31, 2014 (As Restated)
Gross realized gains on sale of investments	2,964	7,729
Gross realized losses on sale of investments	(30)	(19,447)
Net unrealized gains and losses on Agency MBS IOs	(762)	(6,054)
Total gains (loss) on investments, net	2,172	(17,772)
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
The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the three months ended March 31, 2015 and 2014. GSE CRT interest income excludes coupon interest associated with embedded derivatives recorded in realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2015 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	94,372	(26,859)	67,513
Non-Agency	30,810	658	31,468
GSE CRT (as restated)	1,568	(760)	808
CMBS	37,905	(2,428)	35,477
Other	(1)	—	(1)
Total	164,654	(29,389)	135,265

For the three months ended March 31, 2014 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	105,483	(23,664)	81,819
Non-Agency	35,555	1,531	37,086
GSE CRT (as restated)	1,178	(732)	446
CMBS	38,612	(9,661)	28,951
Other	103	—	103
Total	180,931	(32,526)	148,405
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
Company MBS and GSE CRTs held by counterparties as security for repurchase agreements was $14.8 billion and $15.3 billion at March 31, 2015 and December 31, 2014, respectively. This represents a collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) of 111% and 112% for March 31, 2015 and December 31, 2014, respectively.
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
Note 8 – Derivatives and Hedging Activities (As Restated)
Credit Derivatives (As Restated)
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. At March 31, 2015 and December 31, 2014, terms of these GSE CRT embedded derivatives are:

$ in thousands	March 31, 2015	December 31, 2014
Fair value amount	(5,457)	(21,495)
Notional amount	633,000	615,000
Maximum potential amount of future undiscounted payments	633,000	615,000

In 2010, the Company entered into a credit default swap contract ("CDS"). The Company sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of March 31, 2015, the Company has not made any payments related to the CDS contract.
At March 31, 2015 and December 31, 2014, terms of the CDS are:

$ in thousands	March 31, 2015	December 31, 2014
Fair value amount	334	396
Notional amount	33,371	36,684
Maximum potential amount of future undiscounted payments	33,371	36,684
Recourse provisions with third parties	—	—
Collateral held by counterparty	5,139	5,642
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
At March 31, 2015, the Company’s counterparties held $82.2 million in cash margin deposits and approximately $273.9 million in Agency RMBS as collateral against its interest rate swaps, CDS and currency forward contracts. In addition, several counterparties posted $4.3 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of March 31, 2015 and December 31, 2014, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of March 31, 2015 and December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.

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
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2015	As of December 31, 2014		As of March 31, 2015	As of December 31, 2014
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	4,198	22,772	Interest Rate Swap Liability	290,852	253,468
CDS Contract	334	396	TBAs	—	558
Interest Rate Swaptions	798	322
Futures Contracts	—	89
Currency Forward Contracts	1,376	599
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. The fair value of the embedded derivative associated with GSE CRTs is a net liability of $5.5 million as of March 31, 2015 (December 31, 2014: $21.5 million net liability).
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.
Three months ended March 31, 2015
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(19,145)	Gain (loss) on derivative instruments, net	—

Three months ended March 31, 2014
$ in thousands

Derivative type for cash flow hedge	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Interest Rate Swaps	—	Interest Expense, Repurchase Agreements	(21,296)	Gain (loss) on derivative instruments, net	—

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three Months Ended March 31, 2015 (As Restated)	Three Months Ended March 31, 2014 (As Restated)
CDS Contract	Realized and unrealized credit derivative income (loss), net	(62)	(47)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	16,038	13,961
Total		15,976	13,914

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
Note 9 – Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements) in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the condensed consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

Offsetting of Derivative Assets
As of March 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	6,706	—	6,706	(3,171)	(3,535)	—
Total	6,706	—	6,706	(3,171)	(3,535)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	290,852	—	290,852	(208,855)	(80,414)	1,583
Repurchase Agreements	13,333,081	—	13,333,081	(13,333,081)	—	—
Secured Loans	1,550,000	—	1,550,000	(1,550,000)	—	—
Total	15,173,933	—	15,173,933	(15,091,936)	(80,414)	1,583

Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Collateral Posted (2)(4)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—
Total	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—

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

	March 31, 2015 (As Restated)
	Fair Value Measurements Using:
				Total at
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	17,346,052	(5,457)	17,340,595
Derivative assets	—	6,372	334	6,706
Total assets	—	17,352,424	(5,123)	17,347,301
Liabilities:
Derivative liabilities	—	290,852	—	290,852
Total liabilities	—	290,852	—	290,852

	December 31, 2014 (As Restated)
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	17,270,390	(21,495)	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,294,083	(21,099)	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
As discussed in Note 2 " Summary of Significant Accounting Policies", the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments contain debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2015, the net embedded derivative liability position of $5.5 million includes $5.4 million of embedded derivatives in an asset position and $10.8 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $21.5 million includes $3.1 million of embedded derivatives in an asset position and $24.6 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives which the Company has valued utilizing Level 3 inputs:

$ in thousands	March 31, 2015 (As Restated)	December 31, 2014 (As Restated)
Beginning balance	(21,495)	—
Sales and settlements	792	—
Total net gains/(losses) included in net income:
Realized gains/(losses), net	(792)	—
Unrealized gains/(losses), net	16,038	(21,495)
Ending balance	(5,457)	(21,495)

The following tables summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2015	Technique	Input	Range	Average
GSE CRT Embedded derivatives	(5,457)	Market Comparables	Prepayment Rate	5.52% - 18.57%	7.39%
		Vendor Pricing	Default Rate	0.13% - 0.42%	0.19%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
GSE CRT Embedded derivatives	(21,495)	Market Comparables	Prepayment Rate	4.46% - 8.98%	5.29%
		Vendor Pricing	Default Rate	0.12% - 0.37%	0.18%

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
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	March 31, 2015	December 31, 2014
Beginning balance	396	654
Unrealized gains/(losses), net	(62)	(258)
Ending balance	334	396
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2015	Technique	Input	Range	Average
CDS Contract	334	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.66%
			Credit Spread		0.32%
			Constant Prepayment Rate	1.0% - 20.0%	5.47%
			Constant Default Rate	0.5% - 100.0%	4.14%
			Loss Severity	2.02% - 66.0%	40.14%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
CDS Contract	396	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.76%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.46%
			Constant Default Rate	0.6% - 100.0%	4.15%
			Loss Severity	1.1% - 62.3%	39.35%
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

Dividends
On March 17, 2015, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on April 28, 2015 to stockholders of record as of the close of business on March 30, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 27, 2015 to stockholders of record as of the close of business on April 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 29, 2015 to stockholders of record as of the close of business on June 5, 2015.
Note 13 – Earnings per Common Share (As Restated)
Earnings per share for the three months ended March 31, 2015 and 2014 is computed as follows:

	Three Months Ended March 31,
$ and share amounts in thousands	2015 (As Restated)	2014 (As Restated)
Numerator (Income)
Basic Earnings
Net income (loss) available to common stockholders	(17,440)	(66,759)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	—
Loss allocated to non-controlling interest	(136)	(733)
Dilutive net income (loss) available to stockholders	(17,576)	(67,492)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	123,118	123,125
Effect of dilutive securities:
Restricted stock awards	—	—
OP units	1,425	1,425
Exchangeable senior notes	—	—
Dilutive Shares	124,543	124,550
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

Note 14 – Non-controlling Interest—Operating Partnership (As Restated)
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

	Three months ended March 31,
$ in thousands	2015 (As Restated)	2014 (As Restated)
Net income (loss) allocated	(136)	(733)
Distributions paid	641	713
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
The Company is restating its previously issued condensed consolidated balance sheets as of March 31, 2015 and 2014 and condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, along with certain related notes (the "Restatement").
The tables below illustrate the impact of the Restatement on the Company's condensed financial statements, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q previously filed with the Securities and Exchange Commission.
The following table represents a summary of the as previously reported balances, adjustments and restated balances on the condensed consolidated balance sheet by financial statement line item as of March 31, 2015:

	As of
	March 31, 2015
In thousands	As Reported	Adjustment(1)	As Restated
Accumulated other comprehensive income	560,358	4,773	565,131
Retained earnings (distributions in excess of earnings)	(700,930)	(4,773)	(705,703)

(1)	Includes $5.0 million of unrealized loss resulting from GSE CRTs and $0.2 million of unrealized gains resulting from Agency MBS IOs.
The following table represents a summary of the as previously reported balances, adjustments and restated balances on the condensed consolidated statement of operations by financial statement line item for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
In thousands	As Reported	Adjustment	As Restated
Interest Income:
Mortgage-backed and credit risk transfer securities	141,018	(5,753)	135,265
Other income (loss):
Gain (loss) on investments, net	2,142	30	2,172
Realized and unrealized credit derivative income (loss), net	203	21,159	21,362
Net income (loss)	(27,296)	15,436	(11,860)
Net income (loss) attributable to non-controlling interest	(312)	176	(136)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(26,984)	15,260	(11,724)
Net income (loss) attributable to common stockholders	(32,700)	15,260	(17,440)

Earnings per share:
Basic	(0.27)	0.13	(0.14)
Diluted	(0.27)	0.13	(0.14)

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the condensed consolidated statement of comprehensive income by financial statement line item for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
In thousands	As Reported	Adjustment	As Restated
Net income (loss)	(27,296)	15,436	(11,860)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities	140,598	(14,644)	125,954
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(2,142)	(792)	(2,934)
Total Other comprehensive income (loss)	157,601	(15,436)	142,165
Comprehensive income	130,305	—	130,305
Comprehensive income attributable to non-controlling interest	(1,490)	—	(1,490)
Comprehensive income attributable to common stockholders	123,099	—	123,099

The following table represents a summary of the as previously reported balances, adjustments and restated balances on the condensed consolidated statement of equity by financial statement line item for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
In thousands	As Reported	Adjustment	As Restated
Net income (loss)	(27,296)	15,436	(11,860)
Other comprehensive income (loss)	157,601	(15,436)	142,165

The following table represents a summary of the as previously reported balances and restated balances on the condensed consolidated statement of cash flows by financial statement line item for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
In thousands	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income (loss)	(27,296)	15,436	(11,860)
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	29,549	(160)	29,389
Unrealized (gain) loss on credit derivatives, net	62	(16,038)	(15,976)
(Gain) loss on sale of mortgage-backed securities and credit risk transfer securities, net	(2,142)	(30)	(2,172)
Realized (gain) loss on credit derivatives, net	—	792	792
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	138,456	(15,436)	123,020

Note 17 – Subsequent Events
The Company has reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Certain Sections Restated)
In this quarterly report on Form 10-Q/A, or this “Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as “Invesco.”
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Report, as well as the information contained in our most recent Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).

Explanatory Note
As discussed in the Explanatory Note to this Form 10-Q/A and Note 16 - "Restatement of Previously Issued Financial Statements", we restated our consolidated financial statements for the years ended December 31, 2014 and 2013 and quarterly financial information for the quarter ended March 31, 2013 and for all subsequent quarters through March 31, 2015 due to errors related to the accounting treatment of GSE CRTs and Agency MBS IOs. Prior period financial information in this Form 10-Q/A has been amended where necessary to reflect the restatement.
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
Investment Activities
In the first quarter of 2015, our investment portfolio remained positioned to take advantage of compelling opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. We have over the last year and over the last quarter maintained a relatively equal allocation of our equity between residential credit, commercial credit and Agency RMBS.

The table below shows the allocation of our equity as of March 31, 2015, December 31, 2014 and March 31, 2014:

	As of
$ in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Agency RMBS	34%	32%	31%
Residential Credit (1)	32%	34%	41%
Commercial Credit (2)	34%	34%	28%
Total	100%	100%	100%

(1)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.

(2)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $41.2 million (which are included in Other Investments), are considered commercial credit.
The table below shows the breakdown of our investment portfolio as of March 31, 2015, December 31, 2014 and March 31, 2014:

	As of
$ in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Agency RMBS:
30 year fixed-rate, at fair value	4,623,456	4,790,293	6,427,383
15 year fixed-rate, at fair value	1,840,250	1,327,101	1,564,463
Hybrid ARM, at fair value	2,903,964	2,976,918	2,076,825
ARM, at fair value	463,342	546,782	358,691
Agency CMO, at fair value	443,249	450,895	467,229
Non-Agency RMBS, at fair value	2,947,675	3,061,647	3,591,920
GSE CRT, at fair value	661,767	625,424	350,021
CMBS, at fair value	3,456,892	3,469,835	2,698,658
Residential loans, at amortized cost	3,597,147	3,365,003	2,070,493
Commercial loans, at amortized cost	146,211	145,756	92,748
Total Investment portfolio	21,083,953	20,759,654	19,698,431
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
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs over the past twelve months as paydowns from principal repayments and limited dispositions have reduced our non-Agency RMBS holdings. GSE CRTs have the added benefit of paying a floating rate coupon, which reduces our interest rate risk and our need to hedge interest rate risk.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since March 31, 2014, we grew our CMBS portfolio $758.2 million and grew the allocation of our CMBS holdings in our MBS and GSE CRT portfolio to approximately 19.9% as of March 31, 2015 from approximately 15.4% as of March 31, 2014.
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
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of March 31, 2015 as a percentage of the fair value:

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

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of March 31, 2015.

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
We record a liability for mortgage-backed and credit risk transfer securities purchased and derivative instruments terminated, for which settlement has not taken place, as an investment related payable. As of March 31, 2015 and December 31, 2014, we had investment related payables of $30.4 million, and $17.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to the termination of interest rate swaps, of which $19.1 million has not settled as of March 31, 2015. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of March 31, 2015 and December 31, 2014, the Company had investment related receivables of $27.7 million and $38.7 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was due to a decrease in unsettled sold MBS as of March 31, 2015.

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
The change in our book value in first quarter of 2015 was primarily due to the change in valuation of our investment portfolio that is recorded in Other Comprehensive Income (Loss) on our condensed consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies (As Restated)
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, allowance for loan losses, and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We record our MBS except Agency MBS IOs as available-for-sale and report them at fair value. Agency MBS IOs and GSE CRTs are hybrid financial instruments reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. Various observable inputs are used to fair value our MBS and GSE CRTs which may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K/A for the year ended December 31, 2014 and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities" of our condensed consolidated financial statements.
Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we may be forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K/A for the year ended December 31, 2014 and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities" of our condensed consolidated financial statements.
Residential and Commercial Loans. Residential loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. Commercial loans held-for-investment are carried at cost net of any allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party vendor to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K/A for the year ended December 31, 2014.
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

	Three Months Ended March 31,
$ in thousands, except share data	2015 (As Restated)	2014 (As Restated)
Interest Income
Mortgage-backed and credit risk transfer securities	135,265	148,405
Residential loans (1)	29,374	17,704
Commercial loans	3,115	1,619
Total interest income	167,754	167,728
Interest Expense
Repurchase agreements	43,310	49,071
Secured loans	1,464	—
Exchangeable senior notes	5,607	5,607
Asset-backed securities (1)	21,898	13,935
Total interest expense	72,279	68,613
Net interest income	95,475	99,115
(Reduction in) provision for loan losses	(62)	207
Net interest income after (reduction in) provision for loan losses	95,537	98,908
Other Income (loss)
Gain (loss) on investments, net	2,172	(17,772)
Equity in earnings of unconsolidated ventures	6,006	441
Gain (loss) on derivative instruments, net	(122,745)	(151,312)
Realized and unrealized credit derivative income (loss), net	21,362	17,487
Other investment income (loss), net	(894)	—
Total other income (loss)	(94,099)	(151,156)
Expenses
Management fee – related party	9,415	9,335
General and administrative	1,727	2,012
Consolidated securitization trusts (1)	2,156	1,184
Total expenses	13,298	12,531
Net loss	(11,860)	(64,779)
Net loss attributable to non-controlling interest	(136)	(733)
Net loss attributable to Invesco Mortgage Capital Inc.	(11,724)	(64,046)
Dividends to preferred stockholders	5,716	2,713
Net loss attributable to common stockholders	(17,440)	(66,759)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.14)	(0.54)
Diluted	(0.14)	(0.54)
Dividends declared per common share	0.45	0.50
Weighted average number of shares of common stock:
Basic	123,118,201	123,124,870
Diluted	124,543,201	124,549,870

(1)
The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” of our condensed consolidated financial statements for further discussion.

Net Loss Summary (As Restated)
For the three months ended March 31, 2015, our net loss attributable to common stockholders was $17.4 million (March 31, 2014: $66.8 million) or $0.14 (March 31, 2014: $0.54) basic and diluted net loss per average share available to common stockholders. The change in net loss attributable to common stockholders for the three months ended March 31, 2015 versus 2014 is primarily attributable to lower realized and unrealized losses on derivative instruments in the 2015 period versus 2014 period.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2015 (As Restated)	2014 (As Restated)
Net loss attributable to common stockholders	(17,440)	(66,759)
Adjustments:
(Gain) loss on investments, net	(2,172)	17,772
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $45,608 and $51,441, respectively)	26,103	18,824
Unrealized (gain) loss on derivative instruments, net	51,034	81,047
Realized and unrealized change in fair value of GSE CRT credit derivative income (loss), net	(15,246)	(13,961)
Loss on foreign currency transactions, net	1,525	—
Amortization of deferred swap losses on de-designation	19,145	21,296
Subtotal	80,389	124,978
Adjustment attributable to non-controlling interest	(921)	(1,420)
Core earnings	62,028	56,799
Basic loss per common share	(0.14)	(0.54)
Core earnings per share attributable to common stockholders	0.50	0.46

Effective Interest Income /Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments, the amortization of net deferred losses on de-designation and GSE CRT embedded derivative coupon interest that is recorded in realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2015 (As Restated)		2014 (As Restated)
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	167,754	3.29%	167,728	3.45%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,913	0.12%	3,197	0.07%
Effective interest income	173,667	3.41%	170,925	3.52%
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Three Months Ended March 31,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	72,279	1.60%	68,613	1.60%
Less: Amortization of net deferred swap losses on de-designation	(19,145)	(0.42)%	(21,296)	(0.49)%
Add: Net interest paid - interest rate swaps	45,608	1.01%	51,441	1.20%
Effective interest expense	98,742	2.19%	98,758	2.31%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2015 (As Restated)		2014 (As Restated)
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	95,475	1.69%	99,115	1.85%
Add: Amortization of deferred swap losses on de-designation	19,145	0.42%	21,296	0.49%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,913	0.12%	3,197	0.07%
Less: Net interest paid - interest rate swaps	(45,608)	(1.01)%	(51,441)	(1.20)%
Effective net interest income	74,925	1.22%	72,167	1.21%
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

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

Interest Income and Average Earning Asset Yield (As Restated)
The table below presents certain information for our portfolio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
$ in thousands	2015 (As Restated)	2014 (As Restated)
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,748,996	1,597,879
30 year fixed-rate, at amortized cost	4,580,728	6,727,509
ARM, at amortized cost	460,624	287,160
Hybrid ARM, at amortized cost	2,866,657	1,862,871
MBS-CMO, at amortized cost	446,241	475,842
Non-Agency RMBS, at amortized cost	2,892,894	3,524,751
GSE CRT, at amortized cost	650,342	314,572
CMBS, at amortized cost	3,271,611	2,565,513
Residential loans, at amortized cost	3,363,323	1,986,973
Commercial loans, at amortized cost	146,107	73,216
Average MBS and Loans portfolio	20,427,523	19,416,286
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.21%	2.81%
30 year fixed-rate	2.99%	3.15%
ARM	2.69%	2.37%
Hybrid ARM	2.28%	2.35%
MBS - CMO	3.71%	4.14%
Non-Agency RMBS	4.35%	4.21%
GSE CRT (2)	0.50%	0.57%
CMBS	4.34%	4.51%
Residential loans	3.50%	3.52%
Commercial loans	8.53%	8.85%
Average Investment portfolio	3.29%	3.45%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	GSE CRT average portfolio yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.4 billion (March 31, 2014: $19.4 billion) and earned interest income of $167.8 million (March 31, 2014: $167.7 million) for the three months ended March 31, 2015. The yield on our average investment portfolio was 3.29% (March 31, 2014: 3.45%).
Average assets increased during three months ended March 31, 2015 compared to 2014 primarily due to the addition of five consolidated residential loan securitizations during the last twelve months. We consolidated eleven residential loan securitizations as of March 31, 2015 compared to six consolidated residential loan securitizations as of March 31, 2014. The yield on our average investment portfolio declined from 3.45% as of March 31, 2014 to 3.29% as of March 31, 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of March 31, 2015, approximately 34% of our equity is allocated to investments in commercial credit; 32% is allocated to residential credit and 34% is allocated to Agency RMBS.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. The table below shows the three month CPR for our RMBS and GSE CRT compared to bonds with similar characteristics (“Cohorts”).

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
Net Interest Income (As Restated)
Our net interest income, which equals interest income less interest expense, totaled $95.5 million (March 31, 2014: $99.1 million) for the three months ended March 31, 2015. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.69% (March 31, 2014: 1.85%) for the three months ended March 31, 2015. The decrease in net interest income and net interest margin was primarily the result of a lower average portfolio yield and higher average borrowed funds for the three months ended March 31, 2015 compared to 2014.
We compute our effective net interest income (non-GAAP measure) and effective interest rate margin (non-GAAP measure) by adding amortization of net deferred losses on de-designated interest rate swaps and subtracting net interest paid on our interest rate swaps to our net interest income. Our effective net interest income (non-GAAP measure) totaled $74.9 million (March 31, 2014: $72.2 million) for the three months ended March 31, 2015. Our effective interest rate margin (non-GAAP measure) was 1.22% (March 31, 2014: 1.21%) for the three months ended March 31, 2015.
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
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Securities that do not meet our risk and return targets are sold. During the three months ended March 31, 2015, we sold securities and recognized a net gain of $2.9 million (March 31, 2014: $11.7 million net loss).
The Company accounts for Agency MBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the Company's condensed consolidated statement of operations. Gain (loss) on Agency MBS IOs totaled $762,000 net loss during the three months ended March 31, 2015 (March 31, 2014: $6.1 million net loss).
Loss on Other-Than-Temporary Impaired Securities
For the three months ended March 31, 2015 and 2014, we did not recognize any losses on other-than-temporarily impaired securities in the condensed consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
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

The table below summarizes realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
$ in thousands	2015 (As Restated)	2014 (As Restated)
CDS premium income	265	376
Change in fair value of CDS	(62)	(47)
GSE CRT embedded derivative coupon interest	5,913	3,197
Realized gain (loss) on sale of embedded derivatives	(792)	—
Change in fair value of embedded derivatives	16,038	13,961
Total	21,362	17,487
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
Net Income (loss) after Preferred Dividends and Return on Average Equity (As Restated)
For the three months ended March 31, 2015, our net losses after preferred dividends was $17.6 million (March 31, 2014: $67.5 million) and our annualized loss on average equity was 2.87% (March 31, 2014: 11.56%). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to lower realized and unrealized losses on derivative instruments in the 2015 period versus 2014 period. For the three months ended March 31, 2015, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $56.0 million (March 31, 2014: $90.2 million). In addition, during the three months ended March 31, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $19.1 million (March 31, 2014: $21.3 million).

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
Our investing activities used net cash of $214.8 million for the three month period ended March 31, 2015 (March 31, 2014: provided $380.7 million). During the three month period ended March 31, 2015, we utilized cash to purchase $726.5 million (March 31, 2014: $681.8 million) in MBS and credit risk transfer securities and $372.3 million (March 31, 2014: $283.4 million) in residential loans which were offset by proceeds from asset sales of $180.0 million (March 31, 2014: $949.9 million) and principal payments on MBS and credit risk transfer securities of $570.1 million (March 31, 2014: $397.4 million) and principal repayments on residential loans of $138.2 million (March 31, 2014: $22.0 million). In addition, we originated or funded commercial loans of $1.9 million (March 31, 2014: $27.5 million).
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
As of March 31, 2015, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.5%, for non-Agency RMBS was 20.3%, for GSE CRT was 26.7% and for CMBS was 18.7%. Across our repurchase facilities for Agency RMBS, the haircuts range from a low of 3% to a high of 20%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 35% and for CMBS range from a low of 10% to a high of 25%. Our effective cost of funds (non-GAAP measure) was 2.19% (March 31, 2014: 2.31%) as of March 31, 2015. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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

Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of our Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
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
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon our evaluation, our principal executive officer and principal financial officer initially concluded and disclosed in the original filing of the Form 10-Q on May 7, 2015 (“Original Filing”) that, at March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to that evaluation, we considered the material weakness in our internal control over financial reporting and the status of its remediation as discussed below. In conducting our re-evaluation, our principal executive officer and principal financial officer have concluded that, because a material weakness in our internal control over financial reporting existed at December 31, 2014 and had not been remediated by the end of the period covered by this 10-Q/A, our disclosure controls and procedures were not effective as of March 31, 2015. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected on a timely basis.
Notwithstanding the existence of the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that the consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remedial Action
In connection with the preparation of our consolidated financial statements for the fiscal quarter ended June 30, 2015, we determined that we had been improperly accounting for GSE CRTs and Agency MBS IOs as investment securities under ASC 320 - Investments - Debt and Equity Securities instead of accounting for them as hybrid instruments, and assessing them for embedded derivative features that may require bifurcation and separate accounting under ASC 815 - Derivatives and Hedging. Our controls over the analysis and review of the appropriate accounting treatment for our mortgage-backed and credit risk transfer securities were not appropriately designed to prevent a material error resulting from the misapplication of GAAP. Our management concluded that this deficiency constitutes a “material weakness” in our internal control over financial reporting. To remediate the material weakness in 2015, we are in the process of implementing certain changes in our internal controls. Specifically, we engaged an internationally recognized accounting firm to assist us in reviewing our accounting treatment for mortgage-backed and credit risk transfer securities. In addition, we are in the process of formalizing our technical accounting review and documentation procedures related to new investments.
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
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2014, as filed with the SEC on August 17, 2015. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
A list of exhibits to this Form 10-Q/A is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 17, 2015	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 17, 2015	By:	/s/ Richard Lee Phegley, Jr.
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

