Form 10-Q
period 2015-06-30
Invesco Mortgage Capital Inc.
filed 2015-08-17
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 11, 2015, there were 123,142,068 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

Explanatory Note
Restatement Background
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 need to be restated and should no longer be relied upon. The Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 on August 17, 2015. Prior period financial information in this Form 10-Q has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Additional information regarding the restatement is contained in those filings.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
In thousands except share amounts	June 30, 2015	December 31, 2014 (As Restated)
	(Unaudited)
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	17,195,238	17,248,895
Residential loans, held-for-investment (1)	3,461,992	3,365,003
Commercial loans, held-for-investment	155,011	145,756
Cash and cash equivalents	87,003	164,144
Due from counterparties	65,107	57,604
Investment related receivable	37,123	38,717
Accrued interest receivable	70,076	66,044
Derivative assets, at fair value	20,504	24,178
Deferred securitization and financing costs	11,486	13,080
Other investments	114,553	106,498
Other assets	810	1,098
Total assets (1)	21,218,903	21,231,017
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,174,860	13,622,677
Secured loans	1,550,000	1,250,000
Asset-backed securities issued by securitization trusts (1)	3,006,047	2,929,820
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	189,669	254,026
Dividends and distributions payable	61,770	61,757
Investment related payable	165,634	17,008
Accrued interest payable	36,069	29,670
Collateral held payable	6,500	14,890
Accounts payable and accrued expenses	3,741	2,439
Due to affiliate	9,918	9,880
Total liabilities (1)	18,604,208	18,592,167
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 123,140,501 and 123,110,454 shares issued and outstanding, respectively	1,231	1,231
Additional paid in capital	2,532,555	2,532,130
Accumulated other comprehensive income	388,495	424,592
Retained earnings (distributions in excess of earnings)	(621,191)	(632,854)
Total stockholders’ equity	2,586,306	2,610,315
Non-controlling interest	28,389	28,535
Total equity	2,614,695	2,638,850
Total liabilities and equity	21,218,903	21,231,017

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. As of June 30, 2015 and December 31, 2014, total assets of the consolidated VIEs were $3,477,252 and $3,380,597, respectively, and total liabilities of the consolidated VIEs were $3,014,810 and $2,938,512, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except share amounts	2015	2014 (As Restated)	2015	2014 (As Restated)
Interest Income
Mortgage-backed and credit risk transfer securities	126,098	148,195	261,363	296,600
Residential loans (1)	30,247	20,471	59,621	38,175
Commercial loans	4,491	2,061	7,606	3,680
Total interest income	160,836	170,727	328,590	338,455
Interest Expense
Repurchase agreements	40,931	47,822	84,241	96,893
Secured loans	1,553	176	3,017	176
Exchangeable senior notes	5,613	5,613	11,220	11,220
Asset-backed securities (1)	22,329	15,826	44,227	29,761
Total interest expense	70,426	69,437	142,705	138,050
Net interest income	90,410	101,290	185,885	200,405
(Reduction in) provision for loan losses	(70)	(50)	(132)	157
Net interest income after (reduction in) provision for loan losses	90,480	101,340	186,017	200,248
Other Income (loss)
Gain (loss) on investments, net	10,876	(20,197)	13,048	(37,969)
Equity in earnings of unconsolidated ventures	1,231	3,894	7,237	4,335
Gain (loss) on derivative instruments, net	56,003	(167,816)	(66,742)	(319,128)
Realized and unrealized credit derivative income (loss), net	614	32,055	21,976	49,542
Other investment income (loss), net	1,673	—	779	—
Total other income (loss)	70,397	(152,064)	(23,702)	(303,220)
Expenses
Management fee – related party	9,343	9,327	18,758	18,662
General and administrative	1,952	2,376	3,679	4,388
Consolidated securitization trusts (1)	2,256	1,363	4,412	2,547
Total expenses	13,551	13,066	26,849	25,597
Net income (loss)	147,326	(63,790)	135,466	(128,569)
Net income (loss) attributable to non-controlling interest	1,685	(729)	1,549	(1,462)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	145,641	(63,061)	133,917	(127,107)
Dividends to preferred stockholders	5,716	2,712	11,432	5,425
Net income (loss) attributable to common stockholders	139,925	(65,773)	122,485	(132,532)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.14	(0.53)	0.99	(1.08)
Diluted	1.04	(0.53)	0.96	(1.08)
Dividends declared per common share	0.45	0.50	0.90	1.00

(1)	The condensed consolidated statements of operations include income and expenses of consolidated VIEs. Refer to Note 3 - “Variable Interest Entities” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss)	147,326	(63,790)	135,466	(128,569)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(193,322)	244,615	(67,368)	406,312
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(1,669)	20,766	(4,603)	32,484
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	16,313	21,532	35,458	42,828
Total other comprehensive income (loss)	(178,678)	286,913	(36,513)	481,624
Comprehensive income (loss)	(31,352)	223,123	98,953	353,055
Less: Comprehensive income (loss) attributable to non-controlling interest	357	(2,553)	(1,133)	(4,036)
Less: Dividends to preferred stockholders	(5,716)	(2,712)	(11,432)	(5,425)
Comprehensive income (loss) attributable to common stockholders	(36,711)	217,858	86,388	343,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2015
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
In thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015 (As Restated)	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	424,592	(632,854)	2,610,315	28,535	2,638,850
Net income	—	—	—	—			—	—	133,917	133,917	1,549	135,466
Other comprehensive loss	—	—	—	—	—	—	—	(36,097)	—	(36,097)	(416)	(36,513)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	7,756	—	122	—	—	122	—	122
Stock awards	—	—	—	—	22,291	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(110,822)	(110,822)		(110,822)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(1,283)	(1,283)
Preferred stock dividends	—	—	—	—	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Amortization of equity-based compensation	—	—	—	—	—	—	303	—		303	4	307
Balance at June 30, 2015	5,600,000	135,356	6,200,000	149,860	123,140,501	1,231	2,532,555	388,495	(621,191)	2,586,306	28,389	2,614,695
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In thousands	2015	2014 (As Restated)
Cash Flows from Operating Activities
Net income (loss)	135,466	(128,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	65,251	67,072
Amortization of residential loans and asset-backed securities premiums (discount), net	(254)	1,278
Amortization of commercial loan origination fees	(22)	—
(Reduction in) provision for loan losses	(132)	157
Unrealized (gain) loss on derivative instruments, net	(66,192)	181,621
Unrealized (gain) loss on credit derivatives, net	(11,867)	(41,844)
(Gain) loss on investments, net	(13,048)	37,969
Realized (gain) loss on derivative instruments, net	41,315	33,861
Realized (gain) loss on credit derivatives, net	2,468	—
Equity in earnings of unconsolidated ventures	(7,237)	(4,335)
Amortization of equity-based compensation	307	257
Amortization of deferred securitization and financing costs	1,594	1,459
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	35,458	42,828
Non-cash interest income capitalized in commercial loans	—	(768)
(Gain) loss on foreign currency transactions, net	619	—
Changes in operating assets and liabilities:
Increase in operating assets	(4,114)	(453)
Increase (decrease) in operating liabilities	7,846	(3,934)
Net cash provided by operating activities	187,458	186,599
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(1,416,277)	(3,104,313)
Distributions from investment in unconsolidated ventures, net	6,432	4,708
Change in other investments	(7,250)	(8,500)
Principal payments from mortgage-backed and credit risk transfer securities	1,267,293	878,516
Proceeds from sale of mortgage-backed and credit risk transfer securities	242,543	2,451,742
Payments on sale of credit derivatives	(2,468)	—
Payment of premiums for interest rate swaptions	(1,485)	(7,738)
Payments for termination of futures/currency forward contracts, swaps, swaptions and TBAs	(33,577)	(10,586)
Purchase of residential loans held-for-investment	(372,305)	(557,763)
Principal payments from residential loans held-for-investment	271,700	55,213
Principal payments from commercial loans held-for-investment	63,131	401
Origination and advances of commercial loans, net of origination fees	(72,965)	(30,619)
Net cash used in investing activities	(55,228)	(328,939)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	122	135
Repurchase of common stock	—	(21,128)
Cost of issuance of preferred stock	(14)	—
Due from counterparties	(10,026)	(27,190)
Collateral held payable	(8,390)	(32,705)
Proceeds from repurchase agreements	70,442,045	74,527,163
Principal repayments of repurchase agreements	(70,889,813)	(75,255,615)
Proceeds from asset-backed securities issued by securitization trusts	336,077	422,466
Principal repayments of asset-backed securities issued by securitization trusts	(255,848)	(48,367)
Proceeds from secured loans	600,000	1,585,247
Principal repayments on secured loans	(300,000)	(960,247)
Payments of deferred costs	—	(845)
Payments of dividends and distributions	(123,524)	(131,058)
Net cash (used in) provided by financing activities	(209,371)	57,856
Net change in cash and cash equivalents	(77,141)	(84,484)
Cash and cash equivalents, beginning of period	164,144	210,612
Cash and cash equivalents, end of period	87,003	126,128
Supplement Disclosure of Cash Flow Information
Interest paid	103,352	95,066
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	(71,971)	438,796
Dividends and distributions declared not paid	61,770	64,972
(Receivable) / payable for mortgage-backed and credit risk transfer securities sold / purchased, net	152,580	749,469
Repurchase agreements, not settled	(49)	—
Collateral held payable, not settled	—	(5,794)
Net change in due from counterparties	2,523	(1,723)
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
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of June 30, 2015, the Company owned 98.9% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.1%. The Company has one operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Restatement Background
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 need to be restated and should no longer be relied upon. The Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 on August 17, 2015. Additional information regarding the restatement is contained in those filings. Prior period financial information in this Form 10-Q has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014.
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
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the condensed consolidated statement of operations.
The Company generally hedges interest rate and foreign currency exposure with derivative financial instruments. Refer to Note 8 - "Derivatives and Hedging Activities" for further information.

Significant Accounting Policies
Included in Note 2 to the consolidated financial statements of the Company’s 2014 Annual Report on Form 10-K/A is a summary of the Company's significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company's consolidated financial condition and results of operations for the three and six months ended June 30, 2015.
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
Agency MBS IOs are hybrid financial instruments that contain embedded derivatives. Agency MBS IOs are carried at fair value on the Company's consolidated balance sheet with changes in fair value recognized in the Company's condensed consolidated statement of operations because the embedded interest derivative in Agency MBS IOs cannot be reliably measured.
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
The Company recognizes in earnings and reflects as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that the Company intends to sell or for which it is more likely than not that the Company will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-

for-sale securities as a component of condensed consolidated stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
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
Repurchase Agreements
Effective January 1, 2015, the Company adopted newly issued accounting guidance for repurchase financings. Under the new standard, the Company no longer applies the "linked" accounting model to instances where the Company purchases mortgage-backed and credit risk transfer securities and enters into repurchase agreements to finance the purchase with the same counterparty. Purchases of mortgage-backed and credit risk transfer securities and repurchase financings are considered separately, and the repurchase agreement component of the transaction is accounted for as a secured borrowing. The Company records the mortgage-backed and credit risk transfer securities and the related repurchase agreement financing on a gross basis in its condensed consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in its condensed consolidated statements of operations.
None of the Company's repurchase financing transactions prior to January 1, 2015 qualified as linked transactions and therefore were not accounted for as derivatives. Accordingly, the Company did not record a cumulative effect adjustment to retained earnings as of January 1, 2015 as a result of adopting the new guidance.
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
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at June 30, 2015 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,800,650	2,800,650
CMBS	3,293,853	3,293,853
Total	6,094,503	6,094,503
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" for additional details regarding these investments.
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company has determined that it is the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of June 30, 2015 and December 31, 2014. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	June 30, 2015	December 31, 2014
Residential loans, held-for-investment	3,461,992	3,365,003
Accrued interest receivable	10,601	10,562
Deferred costs	4,659	5,032
Total assets	3,477,252	3,380,597
Accrued interest and accrued expenses payable	8,763	8,692
Asset-backed securities issued by securitization trusts	3,006,047	2,929,820
Total liabilities	3,014,810	2,938,512
The Company’s risk with respect to each investment in a securitization trust is limited to its direct ownership in the securitization trust. The residential loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the asset-backed securities issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. The Company is not contractually required and has not provided any additional financial support to the securitization trusts for the period ended June 30, 2015.

During the six months ended June 30, 2015, the Company invested in and consolidated one new securitization trust. The following table presents the balances of the assets and liabilities of the newly consolidated securitization trust before consolidation into the Company. The current period activity for the securitization trust is reflected in the Company’s condensed consolidated financial statements.

$ in thousands	2015
Residential loans, held-for-investment	372,305
Accrued interest receivable	1,236
Total assets	373,541
Accrued interest and accrued expenses payable	1,236
Asset-backed securities issued by securitization trusts	372,305
Total liabilities	373,541
The Company did not deconsolidate any securitization trusts during the six months ended June 30, 2015.
Residential Loans Held by Consolidated Securitization Trusts
Residential loans held by consolidated securitization trusts are carried at unpaid principal balance net of any premiums and discount and allowance for loan losses. The residential loans are secured by a lien on the underlying residential property.
The following table details the carrying value for residential loans held-for-investment at June 30, 2015 and December 31, 2014.

$ in thousands	June 30, 2015	December 31, 2014
Principal balance	3,432,928	3,332,192
Unamortized premium (discount), net	29,674	33,553
Recorded investment	3,462,602	3,365,745
Allowance for loan losses	(610)	(742)
Carrying value	3,461,992	3,365,003
The following table summarizes residential loans held-for-investment at June 30, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	729	2,701	749	91	26	6	15	15	4,332
Current Principal Balance	544,236	2,085,412	650,894	97,650	25,006	2,747	14,769	12,214	3,432,928
Net Weighted Average Coupon Rate	3.48%	3.45%	3.25%	3.39%	3.74%	3.69%	5.02%	4.62%	3.43%
Weighted Average Maturity (years)	28.96	28.06	27.53	25.99	25.47	24.01	23.15	22.10	27.98
Current Performance:
Current	544,236	2,083,210	650,894	97,650	25,006	2,747	14,769	12,214	3,430,726
30 Days Delinquent	—	1,404	—	—	—	—	—	—	1,404
60 Days Delinquent	—	798	—	—	—	—	—	—	798
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	544,236	2,085,412	650,894	97,650	25,006	2,747	14,769	12,214	3,432,928

The following table summarizes the geographic concentrations of residential loans held-for-investment at June 30, 2015 based on principal balance outstanding.

State	Percent
California	53.5%
New York	7.5%
Massachusetts	5.9%
Illinois	3.7%
Other states (none greater than 3%)	29.4%
Total	100.0%
The following table presents future contractual minimum annual principal payments of residential loans held-for-investment at June 30, 2015.

$ in thousands
Scheduled Principal	June 30, 2015
Within one year	60,651
One to three years	128,593
Three to five years	138,969
Greater than or equal to five years	3,104,715
Total	3,432,928
Allowance for Loan Losses on Residential Loans Held by Consolidated Securitization Trusts
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company establishes and maintains an allowance for loan losses on residential loans held by consolidated securitization trusts based on the Company's estimate of credit losses.
The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014.

$ in thousands	June 30, 2015	June 30, 2014
Balance at beginning of period	(742)	(884)
Charge-offs, net	—	—
Reduction in (provision for) loan losses	132	(157)
Balance at end of period	(610)	(1,041)
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 28.63 years and 28.94 years at June 30, 2015 and December 31, 2014, respectively. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

The asset-backed securities are collateralized by residential loans held in the securitization trusts as summarized in the following table at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	ABS	Residential loans	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral	Outstanding	Held as Collateral
Principal balance	2,980,757	3,432,928	2,902,378	3,332,192
Interest-only securities	14,051	—	15,040	—
Unamortized premium	21,428	37,073	23,735	41,928
Unamortized discount	(10,189)	(7,399)	(11,333)	(8,375)
Allowance for loan losses	—	(610)	—	(742)
Carrying value	3,006,047	3,461,992	2,929,820	3,365,003
Range of weighted average interest rates	2.8% - 3.9%		2.8% - 4.0%
Number of securitization trusts consolidated	11		10
The following table presents the estimated principal repayment schedule of asset-backed securities issued by securitization trusts at June 30, 2015 based on estimated cash flows of the underlying residential mortgage loans, as adjusted for projected prepayments and losses on such loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary.

$ in thousands
Estimated principal repayment	June 30, 2015
Within one year	394,635
One to three years	650,333
Three to five years	491,023
Greater than or equal to five years	1,444,766
Total	2,980,757

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of June 30, 2015 and December 31, 2014.

June 30, 2015
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,638,413	80,151	1,718,564	18,756	1,737,320	3.76%	2.55%	2.04%
30 year fixed-rate	4,052,970	271,686	4,324,656	32,002	4,356,658	4.28%	2.84%	2.69%
ARM*	461,173	5,560	466,733	6,863	473,596	2.74%	2.57%	1.99%
Hybrid ARM	3,337,388	65,372	3,402,760	25,639	3,428,399	2.74%	2.51%	1.88%
Total Agency pass-through	9,489,944	422,769	9,912,713	83,260	9,995,973	3.57%	2.66%	2.27%
Agency-CMO(4)	2,063,207	(1,630,609)	432,598	6,268	438,866	2.25%	4.49%	3.15%
Non-Agency RMBS(5)(6)	3,261,947	(548,656)	2,713,291	87,359	2,800,650	3.44%	3.84%	4.39%
GSE CRT(7)	643,000	24,176	667,176	(1,280)	665,896	1.01%	0.50%	0.51%
CMBS(8)	3,422,375	(231,765)	3,190,610	103,243	3,293,853	4.43%	4.43%	4.40%
Total	18,880,473	(1,964,085)	16,916,388	278,850	17,195,238	3.43%	3.10%	2.98%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon (“WAC”) as of June 30, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of June 30, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency-CMO") includes Agency MBS IOs which represent 33.0% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.3% variable rate, 40.6% fixed rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $328.1 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.

December 31, 2014 (As Restated)
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.51%	4.12%	4.86%
GSE CRT(7)	615,000	25,814	640,814	(15,390)	625,424	1.03%	0.49%	0.48%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,068)	16,917,642	331,253	17,248,895	3.61%	3.24%	3.36%

(1)	Net WAC as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2014 incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes Agency MBS IOs, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of June 30, 2015 and December 31, 2014.

$ in thousands	June 30, 2015	% of Non-Agency	December 31, 2014	% of Non-Agency
Re-REMIC	843,834	30.1%	1,000,635	32.7%
Prime	885,329	31.6%	969,849	31.7%
Alt-A	649,380	23.2%	694,467	22.7%
Subprime/reperforming	422,107	15.1%	396,696	12.9%
Total Non-Agency	2,800,650	100.0%	3,061,647	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of June 30, 2015 and December 31, 2014.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2015	December 31, 2014
0% - 10%	8.2%	7.0%
10% - 20%	4.9%	4.4%
20% - 30%	12.4%	11.9%
30% - 40%	25.8%	26.1%
40% - 50%	33.4%	31.8%
50% - 60%	11.6%	15.2%
60% - 70%	3.7%	3.6%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 17.8% of our Re-REMIC holdings are not senior classes.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at June 30, 2015 and December 31, 2014 are presented below.

$ in thousands	June 30, 2015	December 31, 2014 (As Restated)
Principal balance	18,880,473	18,505,710
Unamortized premium	543,615	550,071
Unamortized discount	(2,507,700)	(2,138,139)
Gross unrealized gains	398,127	439,513
Gross unrealized losses	(119,277)	(108,260)
Fair value	17,195,238	17,248,895
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of June 30, 2015 and December 31, 2014.

$ in thousands	June 30, 2015	December 31, 2014
Less than one year	381,820	440,471
Greater than one year and less than five years	6,429,884	7,997,709
Greater than or equal to five years	10,383,534	8,810,715
Total	17,195,238	17,248,895

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.
June 30, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	595,506	(5,472)	24	76,112	(1,139)	5	671,618	(6,611)	29
30 year fixed-rate	707,370	(15,793)	29	1,182,287	(42,481)	45	1,889,657	(58,274)	74
Hybrid ARM	1,301,092	(7,768)	62	11,322	(143)	2	1,312,414	(7,911)	64
Total Agency pass-through	2,603,968	(29,033)	115	1,269,721	(43,763)	52	3,873,689	(72,796)	167
Agency-CMO	124,377	(1,734)	12	145,564	(9,577)	13	269,941	(11,311)	25
Non-Agency RMBS	268,298	(2,941)	25	377,133	(14,122)	28	645,431	(17,063)	53
GSE CRT (1)	226,203	(8,644)	12	37,876	(4,141)	2	264,079	(12,785)	14
CMBS	411,627	(4,986)	38	32,269	(336)	1	443,896	(5,322)	39
Total	3,634,473	(47,338)	202	1,862,563	(71,939)	96	5,497,036	(119,277)	298
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
December 31, 2014 (As Restated)

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass-through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT (1)	306,603	(25,394)	13	—	—	—	306,603	(25,394)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,919)	111	2,734,465	(66,341)	121	4,588,703	(108,260)	232
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS were $72.8 million at June 30, 2015. Due to the inherent credit quality of Agency RMBS, the Company determined that at June 30, 2015, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $46.5 million at June 30, 2015. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.

The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on its accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014.  The table excludes Agency MBS IOs because unrealized gains and losses on Agency MBS IOs are included in earnings on the condensed consolidated statements of operations.

$ in thousands	Three Months ended June 30, 2015	Three Months ended June 30, 2014 (As Restated)	Six Months ended June 30, 2015	Six Months ended June 30, 2014 (As Restated)
Accumulated other comprehensive income (loss) from investment securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	474,794	13,332	351,774	(160,083)
Unrealized gain (loss) on MBS and GSE CRT	(193,322)	244,615	(67,368)	406,312
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	(1,669)	20,766	(4,603)	32,484
Balance at the end of period	279,803	278,713	279,803	278,713
During the three months ended June 30, 2015 and 2014, the Company reclassified $1.7 million of net unrealized gains and $20.8 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments.
During the six months ended June 30, 2015 and 2014, the Company reclassified $4.6 million of net unrealized gains and $32.5 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on investments as a result of the Company selling certain investments. The following table summarizes the Company's gross realized gains and losses during the three and six months ended June 30, 2015 and 2014.

$ in thousands	Three Months ended June 30, 2015	Three Months ended June 30, 2014 (As Restated)	Six Months ended June 30, 2015	Six Months ended June 30, 2014 (As Restated)
Gross realized gains on sale of investments	1,793	3,121	4,757	10,850
Gross realized losses on sale of investments	(124)	(23,887)	(154)	(43,334)
Net unrealized gains and losses on Agency MBS IOs	9,207	569	8,445	(5,485)
Total gains (loss) on investments, net	10,876	(20,197)	13,048	(37,969)
The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for nine or more consecutive months for other-than-temporary impairment. This analysis includes evaluating the loans in each security to determine estimated future cash flows. Loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. To the extent a security is deemed impaired, the amount by which the amortized cost exceeds the security's market value would be considered other-than-temporary impairment.
The Company did not have other-than-temporary impairments for the three and six months ended June 30, 2015 and 2014.

The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the three and six months ended June 30, 2015 and 2014. GSE CRT interest income excludes coupon interest associated with embedded derivatives recorded in realized and unrealized credit derivative income (loss), net.
For the three months ended June 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	94,394	(34,828)	59,566
Non-Agency	28,283	2,159	30,442
GSE CRT	1,618	(770)	848
CMBS	37,607	(2,423)	35,184
Other	58	—	58
Total	161,960	(35,862)	126,098
For the three months ended June 30, 2014 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	105,094	(27,064)	78,030
Non-Agency	34,917	3,137	38,054
GSE CRT	1,221	(718)	503
CMBS	41,514	(9,901)	31,613
Other	(5)	—	(5)
Total	182,741	(34,546)	148,195
For the six months ended June 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	188,766	(61,687)	127,079
Non-Agency	59,093	2,817	61,910
GSE CRT	3,186	(1,530)	1,656
CMBS	75,512	(4,851)	70,661
Other	57	—	57
Total	326,614	(65,251)	261,363
For the six months ended June 30, 2014 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	210,577	(50,728)	159,849
Non-Agency	70,472	4,668	75,140
GSE CRT	2,399	(1,450)	949
CMBS	80,126	(19,562)	60,564
Other	98	—	98
Total	363,672	(67,072)	296,600

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of June 30, 2015 and December 31, 2014 that were purchased or originated by the Company.
June 30, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,554	16	19,570	1,126
Mezzanine loans	6	135,665	(224)	135,441	—
Total	7	155,219	(208)	155,011	1,126
December 31, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	41	20,019	1,623
Subordinate interests:
Mezzanine loans	4	71,643	(94)	71,549	3,357
Other(1)	2	54,188	—	54,188	—
Total	7	145,809	(53)	145,756	4,980
(1) Other subordinate interests include a B-note and a preferred equity investment.
These loans were not impaired, and no allowance for loan loss has been recorded as of June 30, 2015 and December 31, 2014.
Note 6 – Other Investments
The following table summarizes the Company's other investments as of June 30, 2015 and December 31, 2014.

$ in thousands	June 30, 2015	December 31, 2014
FHLBI stock	69,750	62,500
Investments in unconsolidated ventures	44,803	43,998
Total	114,553	106,498
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

Note 7 – Borrowings
The Company has entered into repurchase agreements, secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at June 30, 2015 and December 31, 2014.

$ in thousands	June 30, 2015			December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,795,055	0.37%	17	9,018,818	0.35%	18
Non-Agency RMBS	2,452,975	1.54%	43	2,676,626	1.51%	36
GSE CRT	509,617	1.69%	31	468,782	1.55%	27
CMBS	1,417,213	1.34%	27	1,458,451	1.32%	26
Secured Loans	1,550,000	0.40%	2,980	1,250,000	0.37%	3,472
Exchangeable Senior Notes	400,000	5.00%	989	400,000	5.00%	1,170
Total	15,124,860	0.82%	354	15,272,677	0.81%	335
The Company finances its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at June 30, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2015 and December 31, 2014.

June 30, 2015
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,202,021	9.2%	1,239,389
Citigroup Global Markets Inc.	1,096,155	8.3%	1,289,766	(1)
Royal Bank of Canada	1,071,275	8.1%	1,293,195
South Street Securities LLC	882,368	6.7%	928,294
CRT Capital Group LLC	753,422	5.7%	791,630
Goldman, Sachs & Co.	676,719	5.1%	816,439
Industrial and Commercial Bank of China Financial Services LLC	668,548	5.1%	703,486
Mitsubishi UFJ Securities (USA), Inc.	666,581	5.1%	700,639
J.P. Morgan Securities LLC	662,483	5.0%	762,158
Banc of America Securities LLC	655,434	5.0%	750,231	(2)
Pierpont Securities LLC	611,156	4.6%	638,543
Wells Fargo Securities, LLC	602,134	4.6%	725,679
Scotia Capital	544,117	4.1%	565,837
BNP Paribas Securities Corp.	518,792	3.9%	577,427
ING Financial Market LLC	490,120	3.7%	521,261
Morgan Stanley & Co. Incorporated	474,048	3.6%	519,377
Credit Suisse Securities (USA) LLC	468,477	3.6%	611,182	(3)
KGS-Alpha Capital Markets, L.P.	406,091	3.1%	427,033
All other counterparties (4)	724,919	5.5%	821,890
Total	13,174,860	100.0%	14,683,456
(1) Includes $209.7 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $124.3 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $85.4 million of MBS held as collateral which are eliminated in consolidation.
(4) Represents amounts outstanding with eight counterparties.

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
Company MBS and GSE CRTs held by counterparties as security for repurchase agreements was $14.7 billion and $15.3 billion at June 30, 2015 and December 31, 2014, respectively. This represents a collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) of 111% and 112% for June 30, 2015 and December 31, 2014, respectively.
No cash collateral was held by the counterparties at June 30, 2015 and December 31, 2014.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of June 30, 2015, IAS Services LLC, had $1.55 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. These secured advances have maturity dates ranging from 2020 to 2024 and have floating rates based on three-month LIBOR or the three-month FHLBI swap rate plus a spread. For the six months ended June 30, 2015, IAS Services LLC had average borrowings of $1.53 billion with a weighted average borrowing rate of 0.39%.
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
As of June 30, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $387.4 million, respectively.

As discussed in Note 6 - "Other Investments," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Note 8 – Derivatives and Hedging Activities
Credit Derivatives
As discussed in Note 2 - "Summary of Significant Accounting Policies", the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. At June 30, 2015 and December 31, 2014, terms of the GSE CRT embedded derivatives are:

$ in thousand	June 30, 2015	December 31, 2014
Fair value amount	(10,372)	(21,495)
Notional amount	643,000	615,000
Maximum potential amount of future undiscounted payments	643,000	615,000
In 2010, the Company entered into a credit default swap contract ("CDS"). The Company sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of June 30, 2015, the Company has not made any payments related to the CDS contract.
At June 30, 2015 and December 31, 2014, terms of the CDS are:

$ in thousand	June 30, 2015	December 31, 2014
Fair value amount	1,140	396
Notional amount	30,079	36,684
Maximum potential amount of future undiscounted payments	30,079	36,684
Recourse provisions with third parties	—	—
Collateral held by counterparty	4,656	5,642
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI through December 31, 2013 related to cash flow hedges are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $16.3 million (June 30, 2014: $21.5 million) and $35.5 million (June 30, 2014: $42.8 million) as an increase to interest expense for the three and six months ended June 30, 2015, respectively. During the next 12 months, the Company estimates that $47.5 million will be reclassified as an increase to interest expense, repurchase agreements.
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

As of June 30, 2015, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
Credit Suisse International		500,000	4/15/2016	2.27%
The Bank of New York Mellon		500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.		500,000	5/16/2016	2.31%
Goldman Sachs Bank USA		500,000	5/24/2016	2.34%
Goldman Sachs Bank USA		250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.		250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.		500,000	6/24/2016	2.51%
Citibank, N.A.		500,000	10/15/2016	1.93%
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC		350,000	2/24/2018	0.95%
ING Capital Markets LLC		300,000	5/5/2018	0.79%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc		500,000	9/5/2018	1.04%
Citibank, N.A. CME Clearing House	(1)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Clearing House	(1)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
JPMorgan Chase Bank, N.A.	(2)	500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
HSBC Bank USA, National Association	(3)	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
Deutsche Bank AG		1,000,000	6/9/2022	2.21%
HSBC Bank USA, National Association		250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Clearing House		600,000	8/24/2023	2.88%
UBS AG		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
Morgan Stanley Capital Services, LLC		100,000	4/2/2025	2.04%
Total		11,450,000		2.12%

(1)	Forward start date of February 2016

(2)	Forward start date of May 2016

(3)	Forward start date of June 2016
At June 30, 2015, the Company’s counterparties held $65.1 million in cash margin deposits and approximately $141.1 million in Agency RMBS as collateral against its interest rate swaps, CDS and currency forward contracts. In addition, several counterparties posted $12.3 million of securities and $6.5 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of June 30, 2015 and December 31, 2014, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of June 30, 2015 and December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $3.1 million (June 30, 2014: $8.2 million) and $7.7 million (June 30, 2014: $23.3 million) of realized loss for the interest rate swaptions that expired unexercised during the three and six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015 and 2014, the Company had $2.3 million (June 30, 2014: $4.7 million) and $6.0 million (June 30, 2014: $15.8 million) of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of June 30, 2015, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Payer	< 6 Months	2,590	—	1.0	300,000	3.13%	3M Libor	6.7
Total Payer		2,590	—	1.0	300,000	3.13%	3M Libor	6.7

Receiver	> 6 Months	1,485	74	7.0	300,000	3M Libor	1.11%	10.0
Total Receiver		1,485	74	7.0	300,000	3M Libor	1.11%	10.0
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

The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2015	Amount of Realized Gain (Loss), net on Derivative Instruments (excluding net interest paid or received) for the six months ended June 30, 2015
Interest Rate Swaptions	1,050,000	300,000	(750,000)	600,000	(7,738)
Interest Rate Swaps	10,550,000	2,100,000	(1,200,000)	11,450,000	(31,881)
Sale of TBAs	198,000	248,000	(446,000)	—	(2,292)
Futures Contracts	127,400	120,900	(248,300)	—	(943)
Currency Forward Contracts	35,688	96,563	(63,416)	68,835	1,539
Total	11,961,088	2,865,463	(2,707,716)	12,118,835	(41,315)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2015	As of December 31, 2014		As of June 30, 2015	As of December 31, 2014
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	18,276	22,772	Interest Rate Swap Liability	188,307	253,468
CDS Contract	1,140	396	TBAs	—	558
Interest Rate Swaptions	74	322	Currency Forward Contracts	1,362	—
Futures Contracts	—	89
Currency Forward Contracts	1,014	599
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. The fair value of the embedded derivatives associated with the GSE CRTs is a net liability of $10.4 million as of June 30, 2015 (December 31, 2014: $21.5 million net liability).
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended June 30, 2015	Three Months ended June 30, 2014 (As Restated)
CDS Contract	Realized and unrealized credit derivative income (loss), net	806	(60)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	(4,915)	27,990
Total		(4,109)	27,930

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Six months ended June 30, 2015	Six Months ended June 30, 2014 (As Restated)
CDS Contract	Realized and unrealized credit derivative income (loss), net	744	(107)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	11,123	41,951
Total		11,867	41,844

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forwards reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

$ in thousands	Three months ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(12,826)	(46,011)	116,623	57,786
Interest Rate Swaptions	(3,050)	—	2,326	(724)
Currency Forward Contracts	664	—	(1,723)	(1,059)
Total	(15,212)	(46,011)	117,226	56,003

$ in thousands	Six months ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(91,619)	60,666	(62,834)
Interest Rate Swaptions	(7,738)	—	6,005	(1,733)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,539	—	(947)	592
Total	(41,315)	(91,619)	66,192	(66,742)

$ in thousands	Three months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(52,205)	(103,633)	(155,838)
Interest Rate Swaptions	(8,200)	—	4,654	(3,546)
TBAs	(1,400)	—	(1,938)	(3,338)
Futures Contracts	(5,437)	—	343	(5,094)
Total	(15,037)	(52,205)	(100,574)	(167,816)

$ in thousands	Six months ended June 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(103,646)	(193,825)	(297,471)
Interest Rate Swaptions	(23,275)	—	15,781	(7,494)
TBAs	(1,400)	—	(1,235)	(2,635)
Futures Contracts	(9,186)	—	(2,342)	(11,528)
Total	(33,861)	(103,646)	(181,621)	(319,128)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $124.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $141.1 million of Agency RMBS and $65.1 million of cash as of June 30, 2015. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of June 30, 2015, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $63.7 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of June 30, 2015.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

Offsetting of Derivative Assets
As of June 30, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	20,504	—	20,504	(9,042)	(11,462)	—
Total	20,504	—	20,504	(9,042)	(11,462)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of June 30, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	189,669	—	189,669	(117,562)	(61,798)	10,309
Repurchase Agreements	13,174,860	—	13,174,860	(13,174,860)	—	—
Secured Loans	1,550,000	—	1,550,000	(1,550,000)	—	—
Total	14,914,529	—	14,914,529	(14,842,422)	(61,798)	10,309
Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2014

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)	Collateral Posted (2)(4)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—
Total	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—

33

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at June 30, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $14.7 billion and $15.3 billion at June 30, 2015 and December 31, 2014, respectively, including securities held as collateral that are eliminated in consolidation of $419.4 million and $403.2 million, respectively at June 30, 2015 and December 31, 2014.

(4)
Cash collateral received on the Company's derivatives was $6.5 million and $14.9 million at June 30, 2015 and December 31, 2014, respectively. Non-cash collateral received on the Company's derivatives was $12.3 million and $10.8 million at June 30, 2015 and December 31, 2014. Cash collateral posted by the Company on its derivatives was $65.1 million and $57.6 million at June 30, 2015 and December 31, 2014, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.8 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively.
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

	June 30, 2015
	Fair Value Measurements Using:
				Total at
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,205,610	(10,372)	17,195,238
Derivative assets	—	19,364	1,140	20,504
Total assets	—	17,224,974	(9,232)	17,215,742
Liabilities:
Derivative liabilities	—	189,669	—	189,669
Total liabilities	—	189,669	—	189,669

	December 31, 2014 (As Restated)
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,270,390	(21,495)	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,294,083	(21,099)	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
As discussed in Note 2 "Summary of Significant Accounting Policies", the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments contain debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of June 30, 2015, the net embedded derivative liability position of $10.4 million includes $3.5 million of embedded derivatives in an asset position and $13.9 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $21.5 million includes $3.1 million of embedded derivatives in an asset position and $24.6 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives which the Company has valued utilizing Level 3 inputs:

$ in thousands	June 30, 2015	December 31, 2014
Beginning balance	(21,495)	—
Sales and settlements	2,468	—
Total net gains / (losses) included in net income:
Realized gains/(losses), net	(2,468)	—
Unrealized gains/(losses), net	11,123	(21,495)
Ending balance	(10,372)	(21,495)

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivative:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2015	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(10,372)	Market Comparables	Prepayment Rate	6.23% - 18.16%	8.96%
		Vendor Pricing	Default Rate	0.12% - 0.43%	0.18%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(21,495)	Market Comparables	Prepayment Rate	4.46% - 8.98%	5.29%
		Vendor Pricing	Default Rate	0.12% - 0.37%	0.18%

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
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's credit default swap ("CDS") contract, which the Company has valued utilizing Level 3 inputs:

$ in thousands	June 30, 2015	December 31, 2014
Beginning balance	396	654
Unrealized gains/(losses), net	744	(258)
Ending balance	1,140	396
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2015	Technique	Input	Range	Average
CDS Contract	1,140	Discounted cash flow	Swap Rate		0.47%
			Discount Rate		0.70%
			Credit Spread		0.49%
			Constant Prepayment Rate	1.0% - 20.0%	5.41%
			Constant Default Rate	0.7% - 100.0%	3.89%
			Loss Severity	0.1% - 72.6%	40.69%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
CDS Contract	396	Discounted cash flow	Swap Rate		2.39%
			Discount Rate		0.76%
			Credit Spread		0.24%
			Constant Prepayment Rate	1.0% - 20.0%	5.46%
			Constant Default Rate	0.6% - 100.0%	4.15%
			Loss Severity	1.1% - 62.3%	39.35%
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
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets, at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	3,461,992	3,459,221	3,365,003	3,399,964
Commercial loans, held-for-investment	155,011	157,121	145,756	147,497
Other investments	114,553	114,553	106,498	106,498
Total	3,731,556	3,730,895	3,617,257	3,653,959
Financial Liabilities
Repurchase agreements	13,174,860	13,180,757	13,622,677	13,630,571
Secured loans	1,550,000	1,550,000	1,250,000	1,250,000
Asset-backed securities issued by securitization trusts	3,006,047	3,009,131	2,929,820	2,930,422
Exchangeable senior notes	400,000	391,000	400,000	379,500
Total	18,130,907	18,130,888	18,202,497	18,190,493
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
The Company has invested $80.4 million and $149.3 million as of June 30, 2015 and December 31, 2014, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Management Fee
For the three months ended June 30, 2015, the Company incurred management fees of $9.3 million (June 30, 2014: $9.3 million), of which $9.2 million (June 30, 2014: $9.3 million) was accrued but has not been paid.
For the six months ended June 30, 2015, the Company incurred management fees of $18.8 million (June 30, 2014: $18.7 million), of which $9.2 million (June 30, 2014: $9.3 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
$ in thousands	2015	2014	2015	2014
Incurred costs, prepaid or expensed	1,707	1,334	2,349	3,099
Total incurred costs, originally paid by the Manager	1,707	1,334	2,349	3,099
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
During the six months ended June 30, 2015, the Company issued 7,756 shares of common stock at an average price of $15.75 under the DRSPP. The Company received total proceeds of approximately $122,000.
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
Share Repurchase Program
During the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock. As of June 30, 2015, the Company had authority to purchase 14,841,784 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 (June 30, 2014: $60,000) and approximately $170,000 (June 30, 2014: $112,000) related to the Company's non-executive directors for three and six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, the Company issued 5,412 shares and 3,079 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2015 and 2014, the Company issued 10,744 shares and 5,824 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $67,000 (June 30, 2014: $80,000) and $137,000 (June 30, 2014: $161,000) for the three and six months ended June 30, 2015, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. During March 2015, the Company issued 11,547 shares of common stock (net of tax withholding) to employees of the Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the six months ended June 30, 2015, the Company awarded 17,652 restricted stock units to employees of the Manager and its affiliates.
Dividends
On June 15, 2015, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on July 28, 2015 to stockholders of record as of the close of business on June 26, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 27, 2015 to stockholders of record as of the close of business on July 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 28, 2015 to stockholders of record as of the close of business on September 5, 2015.
Note 13 – Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2015 and 2014 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ and share amounts in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Numerator (Income)
Basic Earnings
Net income (loss) available to common stockholders	139,925	(65,773)	122,485	(132,532)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	5,613	—	11,220	—
Income (loss) allocated to non-controlling interest	1,685	(729)	1,549	(1,462)
Dilutive net income (loss) available to stockholders	147,223	(66,502)	135,254	(133,994)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	123,137	123,091	123,127	123,108
Effect of dilutive securities:
Restricted stock awards	45	—	46	—
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	16,836	—	16,836	—
Dilutive Shares	141,443	124,516	141,434	124,533
The following potential common shares were excluded from diluted earnings per common share for the three and six months ended June 30, 2014 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes, respectively, and 45,540 and 43,285 for restricted stock awards, respectively.

Note 14 – Non-controlling Interest—Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.1% interest and 1.1% interest in the Operating Partnership, respectively.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss) allocated	1,685	(729)	1,549	(1,462)
Distributions paid	642	712	1,283	1,425
As of June 30, 2015 and December 31, 2014, distributions payable to the non-controlling interest were approximately $641,000 and $641,000, respectively.
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
As discussed in Note 6 - "Other Investments", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of June 30, 2015 and December 31, 2014, the Company’s undrawn capital and purchase commitments were $26.3 million and $31.0 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of June 30, 2015 and December 31, 2014, the Company has unfunded commitments on commercial loans held-for-investment of $1.1 million and $5.0 million, respectively.
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

Explanatory Note
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 need to be restated and should no longer be relied upon. The Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 on August 17, 2015. Prior period financial information in this Form 10-Q has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014.
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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the impact of the Restatement and the adequacy of our disclosure controls and procedures over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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
Capital Activities
On June 15, 2015, we declared the following dividends:

•	a dividend of $0.45 per share of common stock to be paid on July 28, 2015 to stockholders of record as of the close of business on June 26, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 27, 2015 to stockholders of record as of the close of business on July 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 28, 2015 to stockholders of record as of the close of business on September 5, 2015.
We did not repurchase any shares of our common stock during the three and six months ended June 30, 2015.
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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, employment conditions and inflation. The second quarter of 2015 saw domestic economic indicators improving from a weather-impacted first quarter. The yield curve reversed previous flattening as shorter maturity interest rates held relatively steady but longer-term rates moved meaningfully higher for the second quarter of 2015.
Domestic economic conditions continue to improve albeit slower than most would like to see. Payrolls averaged increases of just over 220,000 jobs per month for the second quarter after increasing 195,000 jobs per month in the first quarter of 2014.

Consequently, the unemployment rate has continued to decline to 5.3% as of the end of second quarter 2015 from 5.6% at the end of 2014. Financial conditions trended somewhat weaker with term interest rates higher, increased interest rate volatility, credit spreads wider, and the broad U.S. equity market slightly lower. One factor pushing U.S.interest rates higher was the significant rate rise in Europe that began in late April, despite the quantitative easing being conducted by the European central bank. Still, the low interest rate environment, coupled with lower energy prices, should be supportive for U.S. economic growth, as policy rates are much lower than that which would be historically indicated by unemployment and inflation indicators alone. Countering the positive influence on the economy is weak capital investment, tepid wage and consumer debt growth, and the stronger dollar. Households are once again increasing their debt levels, albeit at a modest rate, which increases their ability to consume goods and services. Inflation data continues to indicate smaller increases than the Federal Reserve's 2% inflation target, with core personal consumption expenditures prices having increased 1.2% year-over-year through May 2015. Markets continue to try to discern the timing of the first interest rate increase by the Federal Reserve and expect that it will come later this year. That concern along with concerns about Greece defaulting on its debt, and potential contagion, and slowing growth, and weaker equity markets in China had a part to play in tighter financial conditions in the U.S. in the second quarter of 2015.
The interest rate environment has been broadly supportive for Agency RMBS and we believe it will continue to be. Range-bound interest rates create a good environment for MBS investors, as the prepayment option embedded in Agency RMBS is less onerous if interest rates are unlikely to fall nor rise dramatically. Further, continued tight residential mortgage loan underwriting standards restrict the ability of homeowners to refinance which is normally to the detriment of MBS investors. We believe QE in Europe and Japan will create international demand for Agency RMBS due to the relatively attractive yield and the government guarantee. Further, Agency RMBS investors saw the market impact from Federal Reserve tapering of Agency RMBS purchases in the fourth quarter of 2014 and that program ended with little noticeable impact on Agency RMBS valuations. There has been adequate demand from investors and limited supply of new Agency RMBS to offset the decline in demand from the Federal Reserve. Still, Agency MBS modestly underperformed equal duration U.S. Treasury notes during the second quarter reflecting worse financial conditions.
With respect to credit assets, CMBS yield spreads over comparable term interest rate swaps widened over the quarter as financial conditions deteriorated modestly and supply of CMBS increased. Spreads in GSE CRTs issued by Fannie Mae and Freddie Mac also widened over the second quarter of 2015 after narrowing during the first quarter of 2015. Legacy non-Agency RMBS saw very little spread change in the second quarter of 2015.
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

Investment Activities
In the second quarter of 2015, our investment portfolio remained positioned to take advantage of compelling opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. We have over the last year and over the last quarter maintained a relatively equal allocation of our equity between residential credit, commercial credit and Agency RMBS.
The table below shows the allocation of our equity as of June 30, 2015, December 31, 2014 and June 30, 2014:

	As of
$ in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Agency RMBS	38%	32%	34%
Residential Credit (1)	32%	34%	34%
Commercial Credit (2)	30%	34%	32%
Total	100%	100%	100%

(1)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.

(2)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.8 million (which are included in Other Investments), are considered commercial credit.
The table below shows the breakdown of our investment portfolio as of June 30, 2015, December 31, 2014 and June 30, 2014:

	As of
$ in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Agency RMBS:
30 year fixed-rate, at fair value	4,356,658	4,790,293	6,239,995
15 year fixed-rate, at fair value	1,737,320	1,327,101	1,495,999
Hybrid ARM, at fair value	3,428,399	2,976,918	2,613,337
ARM, at fair value	473,596	546,782	561,284
Agency CMO, at fair value	438,866	450,895	510,435
Non-Agency RMBS, at fair value	2,800,650	3,061,647	3,282,525
GSE CRT, at fair value	665,896	625,424	506,635
CMBS, at fair value	3,293,853	3,469,835	3,037,579
Residential loans, at amortized cost	3,461,992	3,365,003	2,310,686
Commercial loans, at amortized cost	155,011	145,756	95,585
Total Investment portfolio	20,812,241	20,759,654	20,654,060
During the first half of 2015, we reinvested cash flows from our Agency RMBS portfolio into 15 year fixed-rate and Hybrid ARM Agency RMBS. Over the past twelve months, we have further reduced our overall sensitivity to interest rates by selling Agency RMBS collateralized by 30 year fixed-rate RMBS and reinvesting proceeds into Agency RMBS backed by 15 year fixed-rate and Hybrid ARM collateral. We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively short durations because they are collateralized by higher coupons. We expect these securities to prepay relatively slowly based on their seasoning and collateral attributes. Our sales of 30 year fixed-rate Agency RMBS over the past twelve months were primarily in 3% and 3.5% coupons or relatively newer vintage that have not experienced a high prepayment environment. Therefore, the average coupon of our 30 year fixed-rate Agency RMBS continued to increase to 4.28% at June 30, 2015, compared to 4.17% at June 30, 2014. In addition, we hold 15 year fixed-rate Agency RMBS, Agency Hybrid ARM RMBS and Agency ARM RMBS that we believe have lower durations and better cash flow certainty relative to current 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities, to hedge the risk of higher interest rates.
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
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs over the past twelve months as paydowns from principal repayments and limited dispositions have reduced our non-Agency RMBS holdings. GSE CRTs have the added benefit of paying a floating rate coupon, which reduces our need to hedge interest rate risk.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. Since June 30, 2014, we grew our CMBS portfolio $256.3 million and grew the allocation of our CMBS holdings in our MBS and GSE CRT portfolio to approximately 19.2% as of June 30, 2015 from approximately 16.6% as of June 30, 2014.
During the first half of 2015, we invested in and consolidated one additional residential loan securitization trust collateralized by prime jumbo loans that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high FICO scores, low historical delinquencies and low loan-to-value ratios based on current estimated home values. We have invested in and consolidated 11 residential loan securitization trusts that hold $3.5 billion of residential loans as of June 30, 2015. For further details on the residential loan portfolio, refer to Note 3 - "Variable Interest Entities" of our condensed consolidated financial statements.
During the first half of 2015, we originated two new commercial real estate loans, and two of our existing commercial real estate loans prepaid ahead of their contractual maturities. As of June 30, 2015, our commercial real estate loan portfolio includes a first mortgage loan and mezzanine loans we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements.
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of June 30, 2015 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.6%	4.0%	17.0%	7.7%	0.5%	—%	—%	30.1%
Prime	0.5%	1.5%	4.7%	3.7%	9.9%	2.2%	—%	—%	0.1%	—%	7.0%	2.0%	—%	31.6%
Alt-A	—%	0.6%	8.7%	6.2%	7.7%	—%	—%	—%	—%	—%	—%	—%	—%	23.2%
Subprime/reperforming	—%	—%	—%	0.1%	0.4%	—%	—%	—%	—%	—%	1.8%	11.4%	1.4%	15.1%
Total Non-Agency	0.5%	2.1%	13.4%	10.0%	18.3%	2.2%	0.6%	4.0%	17.1%	7.7%	9.3%	13.4%	1.4%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	38.7%	52.7%	8.6%	100.0%
CMBS	—%	—%	4.4%	10.1%	0.5%	—%	—%	7.4%	22.6%	12.3%	13.7%	27.6%	1.4%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 11.4% for 2005, 33.1% for 2006, and 55.5% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of June 30, 2015:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.2%	California	22.2%	California	15.9%
Florida	6.8%	Texas	5.6%	New York	13.3%
New York	6.7%	Virginia	4.4%	Texas	9.3%
Virginia	3.8%	New York	4.1%	Florida	5.8%
New Jersey	3.7%	Illinois	4.0%	Illinois	5.0%
Maryland	3.6%	Massachusetts	3.6%	Pennsylvania	4.1%
Washington	2.8%	Florida	3.6%	New Jersey	3.3%
Illinois	2.7%	Colorado	3.3%	Virginia	2.8%
Massachusets	2.1%	Washington	3.3%	Ohio	2.7%
Arizona	2.1%	New Jersey	3.2%	Maryland	2.6%
Other	23.5%	Other	42.7%	Other	35.2%
Total	100.0%		100.0%	Total	100.0%
The following table displays certain characteristics of our residential loans held-for-investment at June 30, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	729	2,701	749	91	26	6	15	15	4,332
Current Principal Balance	544,236	2,085,412	650,894	97,650	25,006	2,747	14,769	12,214	3,432,928
Net Weighted Average Coupon Rate	3.48%	3.45%	3.25%	3.39%	3.74%	3.69%	5.02%	4.62%	3.43%
Weighted Average Maturity (years)	28.96	28.06	27.53	25.99	25.47	24.01	23.15	22.10	27.98
Current Performance:
Current	544,236	2,083,210	650,894	97,650	25,006	2,747	14,769	12,214	3,430,726
30 Days Delinquent	—	1,404	—	—	—	—	—	—	1,404
60 Days Delinquent	—	798	—	—	—	—	—	—	798
90+ Days Delinquent	—	—	—	—	—	—	—	—	—
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	544,236	2,085,412	650,894	97,650	25,006	2,747	14,769	12,214	3,432,928
The following table presents the geographic concentrations of our residential loans held-for-investment at June 30, 2015 based on principal balance outstanding:

State	Percent
California	53.5%
New York	7.5%
Massachusetts	5.9%
Illinois	3.7%
Other states (none greater than 3%)	29.4%
Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate (“LIBOR”). At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of June 30, 2015, we had entered into repurchase agreements totaling $13.2 billion (December 31, 2014: $13.6 billion). The decrease in our repurchase agreement balance was due to replacing some of our repurchase borrowings with secured loans, as discussed below.

Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of June 30, 2015, IAS Services LLC had $1.55 billion in outstanding long-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. For the three and six months ended June 30, 2015, IAS Services LLC had average borrowings of $1.55 billion and $1.53 billion with a weighted average borrowing rate of 0.40% and 0.39% .
We have also committed to invest up to $120.6 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of June 30, 2015, $94.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $26.3 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of June 30, 2015 and December 31, 2014, we had investment related payables of $165.6 million, and $17.0 million, respectively, of which no items were outstanding greater than thirty days. The change in balance was primarily due to an increase in unsettled MBS purchases as of June 30, 2015. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of June 30, 2015 and December 31, 2014, the Company had investment related receivables of $37.1 million and $38.7 million, respectively, of which no items were outstanding greater than thirty days.
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

As of June 30, 2015, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $11.5 billion (June 30, 2014: $12.8 billion) of borrowings. The notional amount of interest rate swaps were reduced in line with the reduced interest rate risk in our portfolio after the reallocation away from longer duration 30 year MBS into shorter duration Agency 15 year and Hybrid ARM MBS. As of June 30, 2015, included in this amount are forward starting swaps with a total notional amount of $1.6 billion, with starting dates ranging from February 5, 2016 to June 24, 2016. The change in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of June 30, 2015, we held $300.0 million (June 30, 2014: $750.0 million) in fixed pay interest rate swaptions as an asset with a fair value of $0 (June 30, 2014: $2.6 million) and $300.0 million (June 30, 2014: $0) in fixed receive interest rate swaptions as an asset with a fair value of $74,000 (June 30, 2014: $0). During the six months ended June 30, 2015, interest rate swaptions expired unexercised with a notional amount of approximately $750.0 million (June 30, 2014: $1.2 billion) and realized loss of $7.7 million (June 30, 2014: $23.3 million). We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of June 30, 2015, we have no outstanding futures contracts. As of June 30, 2014, we held $60.0 million in notional amount of short U.S. Treasury futures contracts as a liability with a fair value of $347,000 and $96.5 million in notional amount as an asset with a fair value of $596,000. During the six months ended June 30, 2015, we sold U.S. Treasury futures contracts of $248.3 million (June 30, 2014: $200.0 million) in notional amount and realized a net loss of $943,000 (June 30, 2014: $9.2 million). We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of June 30, 2015, we have no outstanding to-be-announced securities ("TBAs"). As of June 30, 2014, we held $201.0 million in notional amount of TBAs as liability with a fair value of $1.2 million. During the six months ended June 30, 2015, we settled TBAs of $446.0 million (June 30, 2014: $430.0 million) in notional amount and realized a net loss of $2.3 million (June 30, 2014: $1.4 million). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of June 30, 2015, we held $68.8 million (June 30, 2014: $0) in notional amount of currency forward contracts as an asset with a fair value of $1.0 million (2014: $0), and a liability with a fair value of $1.4 million (2014: $0). During the six months ended June 30, 2015, we settled currency forward contracts of $63.4 million (June 30, 2014: $0) in notional amount and realized a net gain of $1.5 million (June 30, 2014: $0). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $18.62 and $18.82 as of June 30, 2015 and December 31, 2014, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
The change in our book value in second quarter of 2015 was primarily due to the change in valuation of our investment portfolio that is recorded in Other Comprehensive Income (Loss) on our condensed consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
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

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2015	2014 (As Restated)	2015	2014 (As Restated)
Interest Income
Mortgage-backed and credit risk transfer securities	126,098	148,195	261,363	296,600
Residential loans (1)	30,247	20,471	59,621	38,175
Commercial loans	4,491	2,061	7,606	3,680
Total interest income	160,836	170,727	328,590	338,455
Interest Expense
Repurchase agreements	40,931	47,822	84,241	96,893
Secured loans	1,553	176	3,017	176
Exchangeable senior notes	5,613	5,613	11,220	11,220
Asset-backed securities (1)	22,329	15,826	44,227	29,761
Total interest expense	70,426	69,437	142,705	138,050
Net interest income	90,410	101,290	185,885	200,405
(Reduction in) provision for loan losses	(70)	(50)	(132)	157
Net interest income after (reduction in) provision for loan losses	90,480	101,340	186,017	200,248
Other Income (loss)
Gain (loss) on investments, net	10,876	(20,197)	13,048	(37,969)
Equity in earnings of unconsolidated ventures	1,231	3,894	7,237	4,335
Gain (loss) on derivative instruments, net	56,003	(167,816)	(66,742)	(319,128)
Realized and unrealized credit derivative income (loss), net	614	32,055	21,976	49,542
Other investment income (loss), net	1,673	—	779	—
Total other income (loss)	70,397	(152,064)	(23,702)	(303,220)
Expenses
Management fee – related party	9,343	9,327	18,758	18,662
General and administrative	1,952	2,376	3,679	4,388
Consolidated securitization trusts (1)	2,256	1,363	4,412	2,547
Total expenses	13,551	13,066	26,849	25,597
Net income (loss)	147,326	(63,790)	135,466	(128,569)
Net income (loss) attributable to non-controlling interest	1,685	(729)	1,549	(1,462)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	145,641	(63,061)	133,917	(127,107)
Dividends to preferred stockholders	5,716	2,712	11,432	5,425
Net income (loss) attributable to common stockholders	139,925	(65,773)	122,485	(132,532)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.14	(0.53)	0.99	(1.08)
Diluted	1.04	(0.53)	0.96	(1.08)
Dividends declared per common share	0.45	0.50	0.90	1.00
Weighted average number of shares of common stock:
Basic	123,136,687	123,091,251	123,127,496	123,107,968
Diluted	141,442,817	124,516,251	141,433,923	124,532,968

(1)
The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” of our condensed consolidated financial statements for further discussion.

Net Income (Loss) Summary
For the three months ended June 30, 2015, our net income attributable to common stockholders was $139.9 million (June 30, 2014: $65.8 million net loss) or $1.14 basic earnings (June 30, 2014: $0.53 basic loss) per average share available to common stockholders and $1.04 diluted earnings (June 30, 2014: $0.53 diluted loss) per average share available to common stockholders. The change in net income (loss) attributable to common stockholders for the three months ended June 30, 2015 versus 2014 is primarily attributable to realized and unrealized gains on derivative instruments of $56.0 million in the 2015 period versus realized and unrealized losses on derivative instruments of $167.8 million in the 2014 period.
For the six months ended June 30, 2015 our net income attributable to common stockholders was $122.5 million (June 30, 2014: $132.5 million net loss) or $0.99 basic earnings (June 30, 2014: $1.08 basic loss) per average share available to common stockholders and $0.96 diluted earnings (June 30, 2014: 1.08 diluted loss) per average share available to common stockholders. The change in net income (loss) attributable to common stockholders for the six months ended June 30, 2015 versus 2014 is primarily attributable to lower realized and unrealized losses on derivative instruments of $66.7 million in the 2015 period versus $319.1 million in the 2014 period.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in AOCI. For the three months ended June 30, 2015, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $116.6 million (June 30, 2014: $103.6 million unrealized loss). For the six months ended June 30, 2015, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $60.7 million (June 30, 2014: $193.8 million unrealized loss). In addition, during the three months ended June 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $16.3 million (June 30, 2014: $21.5 million) and $35.5 million (June 30, 2014: $42.8 million) for the six months ended June 30, 2015. Reclassification of amortization of net deferred losses on de-designated interest rate swaps is recorded as interest expense in our condensed consolidated statements of operations.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized (gain) loss on derivative instruments, net; realized and unrealized change in fair value of GSE CRT credit derivative income (loss), net; (gain) loss on foreign currency transactions, net; amortization of deferred swap losses on de-designation; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities and the valuation assigned to the debt host contract associated with our GSE CRTs in other comprehensive income on our consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss) attributable to common stockholders	139,925	(65,773)	122,485	(132,532)
Adjustments:
(Gain) loss on investments, net	(10,876)	20,197	(13,048)	37,969
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $46,011, $52,205, $91,619 and $103,646, respectively)	15,212	15,037	41,315	33,861
Unrealized (gain) loss on derivative instruments, net	(117,226)	100,574	(66,192)	181,621
Realized and unrealized change in fair value of GSE CRT credit derivative income (loss), net	6,591	(27,990)	(8,655)	(41,951)
(Gain) loss on foreign currency transactions, net	(996)	—	529	—
Amortization of net deferred swap losses on de-designation	16,313	21,532	35,458	42,828
Subtotal	(90,982)	129,350	(10,593)	254,328
Adjustment attributable to non-controlling interest	1,041	(1,480)	120	(2,900)
Core earnings	49,984	62,097	112,012	118,896
Basic income (loss) per common share	1.14	(0.53)	0.99	(1.08)
Core earnings per share attributable to common stockholders	0.41	0.50	0.91	0.97

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments and the amortization of net deferred swap losses on de-designation. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We subtract amortization of net deferred losses on de-designated interest rate swaps because we do not consider the amortization a current component of our borrowing costs.
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

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended June 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	160,836	3.12%	170,727	3.41%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,157	0.12%	3,773	0.08%
Effective interest income	166,993	3.24%	174,500	3.49%

	Six Months Ended June 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	328,590	3.20%	338,455	3.43%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	12,070	0.12%	6,970	0.07%
Effective interest income	340,660	3.32%	345,425	3.50%
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended June 30,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	70,426	1.54%	69,437	1.58%
Less: Amortization of net deferred swap losses on de-designation	(16,313)	(0.36)%	(21,532)	(0.49)%
Add: Net interest paid - interest rate swaps	46,011	1.01%	52,205	1.19%
Effective interest expense	100,124	2.19%	100,110	2.28%

	Six Months Ended June 30,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	142,705	1.57%	138,050	1.59%
Less: Amortization of net deferred swap losses on de-designation	(35,458)	(0.39)%	(42,828)	(0.49)%
Add: Net interest paid - interest rate swaps	91,619	1.01%	103,646	1.20%
Effective interest expense	198,866	2.19%	198,868	2.30%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	90,410	1.58%	101,290	1.83%
Add: Amortization of net deferred swap losses on de-designation	16,313	0.36%	21,532	0.49%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,157	0.12%	3,773	0.08%
Less: Net interest paid - interest rate swaps	(46,011)	(1.01)%	(52,205)	(1.19)%
Effective net interest income	66,869	1.05%	74,390	1.21%

	Six Months Ended June 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	185,885	1.63%	200,405	1.84%
Add: Amortization of net deferred swap losses on de-designation	35,458	0.39%	42,828	0.49%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	12,070	0.12%	6,970	0.07%
Less: Net interest paid - interest rate swaps	(91,619)	(1.01)%	(103,646)	(1.20)%
Effective net interest income	141,794	1.13%	146,557	1.20%

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our total debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of June 30, 2015 and December 31, 2014. The mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, secured loans, and asset-backed securities issued by consolidated residential loan securitization trusts, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 354 days as of June 30, 2015. We believe presenting our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding the Company's refinancing risks and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
June 30, 2015

$ in thousands	Agency RMBS	Non-Agency RMBS (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,434,839	3,250,833	665,896	3,293,853	155,011	3,461,992	44,803	(450,183)	20,857,044
Cash and cash equivalents (1)	38,532	21,564	4,805	22,102	—	—	—	—	87,003
Derivative assets, at fair value (2)	18,350	1,140	—	—	969	—	45	—	20,504
Other assets	147,504	7,034	527	67,452	1,155	25,859	6,667	(1,846)	254,352
Total assets	10,639,225	3,280,571	671,228	3,383,407	157,135	3,487,851	51,515	(452,029)	21,218,903

Repurchase agreements	8,795,055	2,452,975	509,617	1,417,213	—	—	—	—	13,174,860
Secured loans (3)	324,756	—	—	1,225,244	—	—	—	—	1,550,000
Asset-backed securities issued by securitization trusts	—	—	—	—	—	3,456,230	—	(450,183)	3,006,047
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	188,306	—	—	—	1,363	—	—	—	189,669
Other liabilities	201,603	20,209	9,306	29,937	—	18,534	5,889	(1,846)	283,632
Total liabilities	9,509,720	2,473,184	518,923	2,672,394	1,363	3,474,764	405,889	(452,029)	18,604,208

Allocated equity	1,129,505	807,387	152,305	711,013	155,772	13,087	(354,374)	—	2,614,695
Less equity associated with secured loans:
Collateral pledged	(387,366)	—	—	(1,461,463)	—	—	—	—	(1,848,829)
Secured loans	324,756	—	—	1,225,244	—	—	—	—	1,550,000
Net equity (excluding secured loans)	1,066,895	807,387	152,305	474,794	NA	NA	NA	—	2,501,381
Total debt-to-equity ratio (8)	8.1	3.0	3.3	3.7	—	NA	NA	NA	6.9
Repurchase agreement debt-to-equity ratio (9)	8.2	3.0	3.3	3.0	NA	NA	NA	NA	5.3

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.8 million (which are included in Other), are considered commercial credit.

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

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

Interest Income and Average Earning Asset Yield
The table below presents certain information for our portfolio for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,747,623	1,490,857	1,748,306	1,544,072
30 year fixed-rate, at amortized cost	4,400,782	6,277,003	4,490,257	6,501,011
ARM, at amortized cost	446,754	526,816	453,651	407,650
Hybrid ARM, at amortized cost	3,270,461	2,441,988	3,069,675	2,154,029
MBS-CMO, at amortized cost	438,549	505,949	442,374	490,979
Non-Agency RMBS, at amortized cost	2,774,992	3,241,721	2,833,617	3,382,454
GSE CRT, at amortized cost	662,188	418,606	656,298	366,900
CMBS, at amortized cost	3,195,123	2,788,361	3,233,156	2,677,553
Residential loans, at amortized cost	3,480,101	2,240,066	3,422,035	2,114,219
Commercial loans, at amortized cost	158,312	94,541	152,231	86,653
Average MBS and Loans portfolio	20,574,885	20,025,908	20,501,600	19,725,520
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.04%	2.57%	2.13%	2.69%
30 year fixed-rate	2.69%	3.03%	2.85%	3.09%
ARM	1.99%	2.29%	2.35%	2.31%
Hybrid ARM	1.88%	2.23%	2.06%	2.28%
MBS - CMO	3.15%	3.42%	3.44%	3.77%
Non-Agency RMBS	4.39%	4.70%	4.37%	4.44%
GSE CRT (2)	0.51%	0.48%	0.50%	0.52%
CMBS	4.40%	4.54%	4.37%	4.52%
Residential loans	3.48%	3.66%	3.49%	3.60%
Commercial loans	8.55%	8.72%	8.54%	8.49%
Average Investment portfolio	3.12%	3.41%	3.20%	3.43%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	GSE CRT average portfolio yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.6 billion (June 30, 2014: $20.0 billion) and earned interest income of $160.8 million (June 30, 2014: $170.7 million) for the three months ended June 30, 2015. The yield on our average investment portfolio was 3.12% (June 30, 2014: 3.41%).
We had average earning assets of approximately $20.5 billion (June 30, 2014: $19.7 billion) and earned interest income of $328.6 million (June 30, 2014: $338.5 million) for the six months ended June 30, 2015. The yield on our average investment portfolio was 3.20% (June 30, 2014: 3.43%).
Average assets increased during three and six months ended June 30, 2015 compared to 2014 primarily due to the addition of consolidated residential loan securitizations. We consolidated eleven residential loan securitizations as of June 30, 2015 compared to seven consolidated residential loan securitizations as of June 30, 2014. The yield on our average investment portfolio declined for the three and six months ended June 30, 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of June 30, 2015, approximately 30% of our equity is allocated to investments in commercial credit; 32% is allocated to residential credit and 38% is allocated to Agency RMBS.

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

	June 30, 2015		March 31, 2015
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	10.7	15.1	9.4	12.7
30 year Agency RMBS	13.9	17.1	11.1	13.2
Agency Hybrid ARM RMBS	17.3	NA	14.2	NA
Non-Agency RMBS	14.0	NA	10.3	NA
GSE CRT	13.9	NA	9.5	NA
Weighted average CPR	14.4	NA	11.4	NA
Interest Expense and the Cost of Funds
The table below presents certain information related to our financing for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2015	2014	2015	2014
Average Borrowings*:
Agency RMBS (1)	9,166,962	10,040,134	9,099,236	9,865,448
Non-Agency RMBS	2,534,973	2,790,149	2,584,839	2,895,918
GSE CRT	495,605	307,237	475,057	261,052
CMBS (1)	2,663,097	2,033,655	2,664,131	2,032,975
Exchangeable senior notes	400,000	400,000	400,000	400,000
Asset-backed securities issued by securitization trusts	3,023,497	1,975,573	2,974,056	1,870,367
Total borrowed funds	18,284,134	17,546,748	18,197,319	17,325,760
Maximum borrowings during the period (2)	18,364,746	17,765,146	18,416,608	17,765,146
Average Cost of Funds (3):
Agency RMBS (1)	0.35%	0.32%	0.35%	0.34%
Non-Agency RMBS	1.57%	1.55%	1.54%	1.53%
GSE CRT	1.63%	1.50%	1.66%	1.47%
CMBS (1)	0.92%	1.24%	0.91%	1.31%
Exchangeable senior notes	5.61%	5.61%	5.61%	5.61%
Asset-backed securities issued by securitization trusts	2.95%	3.20%	2.97%	3.18%
Unhedged cost of funds (4)	1.18%	1.09%	1.18%	1.10%
Hedged / Effective cost of funds (non-GAAP measure)	2.19%	2.28%	2.19%	2.30%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense.
Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $18.3 billion (June 30, 2014: $17.5 billion) and total interest expense of $70.4 million (June 30, 2014: $69.4 million) for the three months ended June 30, 2015. We had average borrowed funds of $18.2 billion (June 30, 2014: $17.3 billion) and total interest expense of $142.7 million (June 30, 2014: $138.1 million) for the six months ended June 30, 2015. The increase in average borrowed funds and interest expense for the three and six months ended June 30, 2015 compared to 2014 was primarily the result of higher asset-backed security balances associated with new investments in consolidated residential loan securitizations. The Company consolidated eleven residential loan securitizations as of June 30, 2015 (seven consolidated residential loan securitizations as of June 30, 2014).
We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest paid related to our interest rate swaps and excluding the reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense from our interest expense. Effective interest expense (non-GAAP measure) was $100.1 million (June 30, 2014: $100.1 million) for the three months ended June 30, 2015. Effective interest expense (non-GAAP measure) was $198.9 million (June 30, 2014: $198.9 million) for the six months ended June 30, 2015.
For the three months ended June 30, 2015, our cost of funds was 1.54% (June 30, 2014: 1.58%), and for the six months ended June 30, 2015, our cost of funds was 1.57% (June 30, 2014: 1.59%). For the three months ended June 30, 2015, our effective cost of funds (non-GAAP measure) was 2.19% (June 30, 2014: 2.28%), and for the six months ended June 30, 2015, our effective cost of funds (non-GAAP measure) was 2.19% (June 30, 2014: 2.30%). Our effective cost of funds declined in the three and six months ended June 30, 2015 versus the 2014 period primarily due to lower net interest paid on interest rate swaps.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $90.4 million (June 30, 2014: $101.3 million) for the three months ended June 30, 2015 and $185.9 million (June 30, 2014: $200.4 million) for the six months ended June 30, 2015. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.58% (June 30, 2014: 1.83%) for the three months ended June 30, 2015 and 1.63% (June 30, 2014: 1.84%) for the six months ended June 30, 2015. The decrease in net interest income and net interest margin was primarily the result of a lower average portfolio yield and higher average borrowed funds for the three and six months ended June 30, 2015 compared to 2014.
We compute our effective net interest income (non-GAAP measure) and effective interest rate margin (non-GAAP measure) by adding amortization of net deferred losses on de-designated interest rate swaps and subtracting net interest paid on our interest rate swaps to our net interest income. Our effective net interest income (non-GAAP measure) totaled $66.9 million (June 30, 2014: $74.4 million) for the three months ended June 30, 2015 and $141.8 million (June 30, 2014: 146.6 million) for the six months ended June 30, 2015. Our effective interest rate margin (non-GAAP measure) was 1.05% (June 30, 2014: 1.21%) for the three months ended June 30, 2015 and 1.13% (June 30, 2014: 1.20%) for the six months ended June 30, 2015.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due under the terms of the loan agreements will be collected. Based upon this analysis, we recorded a decrease in the provision for loan losses of $70,000 (June 30, 2014: $50,000) for the three months ended June 30, 2015, and $132,000 (June 30, 2014: $157,000 increase) for the six months ended June 30, 2015. Our provision for loan losses is solely for residential loans held-for-investment by consolidated securitization trusts. The Company has evaluated the collectability of its commercial loans held-for-investment and determined that no provision for loan losses is required as of June 30, 2015.
Gain (Loss) on Investments, net
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; and (ii) the change in fair value of Agency MBS IOs.
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Securities that do not meet our risk and return targets are sold. During the three months ended June 30, 2015, we sold mortgage-backed and credit risk transfer securities and recognized a net gain of $1.7 million (June 30, 2014: $20.8 million net loss) and a net gain of $4.6 million (June 30, 2014: $32.5 million net loss) for the six months ended June 30, 2015.
The Company accounts for Agency MBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the Company's condensed consolidated statement of operations. Gain (loss) on Agency MBS IOs totaled $9.2 million net gain (June 30, 2014: $569,000 net gain) during the three months ended June 30, 2015 and $8.4 million net gain (June 30, 2014: $5.5 million net loss) for the six months ended June 30, 2015.

Loss on Other-Than-Temporary Impaired Securities
For the three and six months ended June 30, 2015 and 2014, we did not recognize any losses on other-than-temporarily impaired securities in the condensed consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the three months ended June 30, 2015, we recorded equity in earnings of unconsolidated ventures of $1.2 million (June 30, 2014: $3.9 million). Equity in earnings of unconsolidated ventures decreased for the three months ended June 30, 2015 compared to 2014 primarily due to lower unrealized appreciation of underlying portfolio investments in the 2015 period.
For the six months ended June 30, 2015, we recorded equity in earnings of unconsolidated ventures of $7.2 million (June 30, 2014: $4.3 million). Equity in earnings of unconsolidated ventures increased for the six months ended June 30, compared to 2014 primarily due to higher unrealized appreciation of underlying portfolio investments in the 2015 period.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(12,826)	(46,011)	116,623	57,786
Interest Rate Swaptions	(3,050)	—	2,326	(724)
TBAs	—	—	—	—
Futures Contracts	—	—	—	—
Currency Forward Contracts	664	—	(1,723)	(1,059)
Total	(15,212)	(46,011)	117,226	56,003

$ in thousands	Six Months Ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(91,619)	60,666	(62,834)
Interest Rate Swaptions	(7,738)	—	6,005	(1,733)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,539	—	(947)	592
Total	(41,315)	(91,619)	66,192	(66,742)

$ in thousands	Three Months Ended June 30, 2014
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(52,205)	(103,633)	(155,838)
Interest Rate Swaptions	(8,200)	—	4,654	(3,546)
TBAs	(1,400)	—	(1,938)	(3,338)
Futures Contracts	(5,437)	—	343	(5,094)
Total	(15,037)	(52,205)	(100,574)	(167,816)

$ in thousands	Six Months Ended June 30, 2014
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(103,646)	(193,825)	(297,471)
Interest Rate Swaptions	(23,275)	—	15,781	(7,494)
TBAs	(1,400)	—	(1,235)	(2,635)
Futures Contracts	(9,186)	—	(2,342)	(11,528)
Total	(33,861)	(103,646)	(181,621)	(319,128)

Realized and Unrealized Credit Derivative Income (Loss), net
Realized and unrealized credit derivative income (loss), net includes (i) premium income and the change in fair value on the Company's sole credit default swap ("CDS"); and (ii) GSE CRT embedded derivative coupon interest, the change in fair value of GSE CRT embedded derivatives and realized gain (loss) on settlement of GSE CRT embedded derivatives.
The table below summarizes realized and unrealized credit derivative income (loss), net for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
CDS premium income	242	352	507	728
Change in fair value of CDS	806	(60)	744	(107)
GSE CRT embedded derivative coupon interest	6,157	3,773	12,070	6,970
Gain (loss) on settlement of GSE CRT embedded derivatives	(1,676)	—	(2,468)	—
Change in fair value of GSE CRT embedded derivatives	(4,915)	27,990	11,123	41,951
Total	614	32,055	21,976	49,542
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of income from FHLBI stock net of foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency which prepaid in the second quarter of 2015 before its contractual maturity.

Expenses
For the three months ended June 30, 2015, we incurred management fees of $9.3 million (June 30, 2014: $9.3 million) and $18.8 million (June 30, 2014: $18.7 million) for the six months ended June 30, 2015, which are payable to our Manager under our management agreement. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager.
For the three months ended June 30, 2015, our general and administrative expenses not covered under our management agreement amounted to $2.0 million (June 30, 2014: $2.4 million) and $3.7 million (June 30, 2014: $4.4 million) for the six months ended June 30, 2015. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. General and administrative costs in the three months ended June 30, 2015 were lower than the 2014 period primarily because the 2014 period included $418,000 of consolidated securitization organization expenses incurred by the Company. General and administrative costs in the six months ended June 30, 2015 were lower than the 2014 period primarily because the 2014 period included $656,000 of consolidated securitization organization expenses incurred by the Company.
For the three months ended June 30, 2015, consolidated securitization trust expenses totaled $2.3 million (June 30, 2014: $1.4 million) and $4.4 million (June 30, 2014: $2.5 million) for the six months ended June 30, 2015. Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated residential loan securitizations. The increase in securitization trust expenses for the three and six months ended June 30, 2015 is primarily due to an increase in the number of consolidated residential loan securitizations from seven as of June 30, 2014 to eleven as of June 30, 2015.

Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended June 30, 2015, our net income after preferred dividends was $141.6 million (June 30, 2014: $66.5 million net loss) and our annualized income on average equity was 23.04% (June 30, 2014: 10.77% annualized loss). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized gains on derivative instruments of $56.0 million in the 2015 period versus realized and unrealized losses on derivative instruments of $167.8 million in the 2014 period. For the three months ended June 30, 2015, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $116.6 million (June 30, 2014: $103.6 million unrealized loss). In addition, during the three months ended June 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $16.3 million (June 30, 2014: $21.5 million).
For the six months ended June 30, 2015, our net income after preferred dividends was $124.0 million (June 30, 2014: $134.0 million net loss) and our annualized income on average equity was 10.10% (June 30, 2014: 11.15% annualized loss). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $66.7 million in the 2015 period versus $319.1 million in the 2014 period. For the six months ended June 30, 2015, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $60.7 million (June 30, 2014: $193.8 million unrealized loss). In addition, during the six months ended June 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $35.5 million (June 30, 2014: $42.8 million)

Liquidity and Capital Resources
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
We held cash and cash equivalents of $87.0 million at June 30, 2015 (June 30, 2014: $126.1 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $187.5 million for the six month period ended June 30, 2015 (June 30, 2014: $186.6 million).
Our investing activities used net cash of $55.2 million for the six month period ended June 30, 2015 (June 30, 2014: $328.9 million). During the six month period ended June 30, 2015, we utilized cash to purchase $1.4 billion (June 30, 2014: $3.1 billion) of MBS and credit risk transfer securities and $372.3 million (June 30, 2014: $557.8 million) of residential loans. Cash used to purchase new investments was offset by proceeds from asset sales of $242.5 million (June 30, 2014: $2.5 billion), principal payments on MBS and credit risk transfer securities of $1.3 billion (June 30, 2014: $878.5 million) and principal repayments on residential loans of $271.7 million (June 30, 2014: $55.2 million). In addition, we originated or funded commercial loans of $73.0 million (June 30, 2014: $30.6 million) which was offset by principal repayments on commercial loans of $63.1 million (June 30, 2014: $0.4 million).
Our financing activities used net cash of $209.4 million for the six month period ended June 30, 2015 (June 30, 2014: $57.9 million). During the six months ended June 30, 2015, we utilized cash to repay repurchase agreements of $447.8 million (June 30, 2014: $728.5 million) and asset-backed securities issued by securitization trusts of $255.8 million (June 30, 2014: $48.4 million). Repayments on repurchase agreements were offset by net proceeds from our secured loans of $300.0 million (June 30, 2014: $625.0 million), and net proceeds from asset-backed securities issued by new consolidated securitization trusts of $336.1 million (June 30, 2014: $422.5 million).
As of June 30, 2015, our wholly-owned subsidiary, IAS Services LLC, had $1.55 billion in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $2.5 billion.

Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. As of June 30, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $387.4 million, respectively.
As of June 30, 2015, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.6%, for non-Agency RMBS was 20.6%, for GSE CRT was 23.3% and for CMBS was 18.8%. Across our repurchase agreements for Agency RMBS, the haircuts range from a low of 3% to a high of 20%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 30% and for CMBS range from a low of 10% to a high of 25%. Our effective cost of funds (non-GAAP measure) was 2.19% (June 30, 2014: 2.28%) as of June 30, 2015. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.9x as of June 30, 2015 (December 31, 2014: 6.9x). Our repurchase agreement debt-to-equity ratio (non-GAAP measure) has declined from 5.4x at December 31, 2014 to 5.3x at June 30, 2015. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes, secured loans, and asset-backed securities issued by consolidated residential loan securitization trusts, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 354 days as of June 30, 2015.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the six months ended June 30, 2015, we issued 7,756 shares of common stock (June 30, 2014: 8,235 shares) at an average price of $15.75 (June 30, 2014: $16.55) under the DRSPP with total proceeds of approximately $122,000 (June 30, 2014: $136,000), of which no shares of common stock were issued under the waiver feature of the DRSPP.
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
During the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock. As of June 30, 2015, the Company had authority to purchase 14,841,784 additional shares of its common stock under its share repurchase program.
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
Contractual Commitments
As of June 30, 2015, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	13,174,860	13,174,860	—	—	—
Secured loans	1,550,000	—	—	300,000	1,250,000
Unfunded investments in unconsolidated ventures	26,288	5,702	20,586	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Participation interest	150	150	—	—	—
Commercial loans	1,126	1,126	—	—	—
Total contractual obligations (1)	15,152,424	13,181,838	420,586	300,000	1,250,000
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	2,980,757	394,635	650,333	491,023	1,444,766
Anticipated interest payments on ABS (3)	661,997	90,165	145,791	109,968	316,073
Total obligations of entities consolidated for financial reporting purposes	3,642,754	484,800	796,124	600,991	1,760,839
Total consolidated obligations and commitments	18,795,178	13,666,638	1,216,710	900,991	3,010,839

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
As of June 30, 2015, we have approximately $14.8 million, $60.9 million and $52.0 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $120.6 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of June 30, 2015, $94.3 million of our commitment has been called. We are committed to fund $26.3 million in additional capital to fund future investments and cover future expenses should they occur.
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
In 2010, we entered into a credit default swap contract ("CDS"). We sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $4.7 million as of June 30, 2015 (December 31, 2014: $5.6 million). The remaining notional amount of the CDS at June 30, 2015 is $30.1 million (December 31, 2014: $36.7 million), and we estimated the fair market value of the CDS to be $1.1 million at June 30, 2015 (December 31, 2014: $396,000). As of June 30, 2015, we have not made any payments related to the CDS contract.
As of June 30, 2015, we have unfunded commitments on commercial loans of $1.1 million (December 31, 2014: $5.0 million).
Stockholders’ Equity
During the six months ended June 30, 2015, we issued 7,756 shares (2014: 8,235 shares) of common stock at an average price of $15.75 (2014: $16.55) under the DRSPP with total proceeds to us of approximately $122,000 (2014: $136,000).
During the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. As of June 30, 2015, we had authority to purchase 14,841,784 additional shares of our common stock through this program.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its independent directors and officers and employees of our Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $170,000 (June 30, 2014: $112,000) related to our non-executive directors for the six months ended June 30, 2015. During the six months ended June 30, 2015, we issued 10,744 shares (June 30, 2014: 5,824 shares) of restricted stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $137,000 (June 30, 2014: $161,000) for the six months ended June 30, 2015 related to awards to employees of our Manager and its affiliates. Our Manager reimburses us for this compensation expense under the terms of our management agreement.
During March 2015, we issued 11,547 shares of common stock (net of tax withholding) to employees of our Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the six months ended June 30, 2015, we awarded 17,652 restricted stock units to employees of our Manager and its affiliates. During the six months ended June 30, 2015, no units were forfeited.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2015. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2015. Consequently, we believe we met the REIT income and asset test as of June 30, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of June 30, 2015. Therefore, as of June 30, 2015, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2015, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	10.17%	(1.17)%
+0.50%	17.15%	(0.54)%
-0.50%	(23.91)%	0.13%
-1.00%	(50.72)%	0.06%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at June 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that, because a material weakness in our internal control over financial reporting existed at December 31, 2014 and had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2015. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected on a timely basis. This material weakness in our internal control over financial reporting and our remediation actions are described below.
Notwithstanding the existence of the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any such legal proceedings.

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
During the three months ended June 30, 2015, the Company did not repurchase any shares of its common stock.

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

10.1	Second Amendment to Management Agreement, dated as of July 1, 2015, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

