Form 10-Q
period 2015-09-30
Invesco Mortgage Capital Inc.
filed 2015-11-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 28, 2015, there were 119,455,302 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
In thousands except share amounts	September 30, 2015	December 31, 2014 (As Restated)
	(Unaudited)
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	16,814,961	17,248,895
Residential loans, held-for-investment (1)	3,307,249	3,365,003
Commercial loans, held-for-investment	187,038	145,756
Cash and cash equivalents	76,658	164,144
Due from counterparties	174,741	57,604
Investment related receivable	24,897	38,717
Accrued interest receivable	69,064	66,044
Derivative assets, at fair value	1,308	24,178
Deferred securitization and financing costs	10,689	13,080
Other investments	113,297	106,498
Other assets	1,444	1,098
Total assets (1)	20,781,346	21,231,017
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,912,131	13,622,677
Secured loans	1,675,000	1,250,000
Asset-backed securities issued by securitization trusts (1)	2,859,423	2,929,820
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	343,897	254,026
Dividends and distributions payable	54,067	61,757
Investment related payable	54,996	17,008
Accrued interest payable	37,296	29,670
Collateral held payable	—	14,890
Accounts payable and accrued expenses	3,910	2,439
Due to affiliate	11,259	9,880
Total liabilities (1)	18,351,979	18,592,167
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 119,453,846 and 123,110,454 shares issued and outstanding, respectively	1,195	1,231
Additional paid in capital	2,482,742	2,532,130
Accumulated other comprehensive income	446,857	424,592
Retained earnings (distributions in excess of earnings)	(813,520)	(632,854)
Total stockholders’ equity	2,402,490	2,610,315
Non-controlling interest	26,877	28,535
Total equity	2,429,367	2,638,850
Total liabilities and equity	20,781,346	21,231,017

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. As of September 30, 2015 and December 31, 2014, total assets of the consolidated VIEs were $3,331,942 and $3,380,597, respectively, and total liabilities of the consolidated VIEs were $2,876,059 and $2,938,512, respectively. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except share amounts	2015	2014 (As Restated)	2015	2014 (As Restated)
Interest Income
Mortgage-backed and credit risk transfer securities	129,260	139,419	390,623	436,019
Residential loans (1)	28,380	22,713	88,001	60,888
Commercial loans	3,743	2,649	11,349	6,329
Total interest income	161,383	164,781	489,973	503,236
Interest Expense
Repurchase agreements	41,303	45,756	125,544	142,649
Secured loans	1,622	1,223	4,639	1,399
Exchangeable senior notes	5,620	5,620	16,840	16,840
Asset-backed securities (1)	20,686	17,660	64,913	47,421
Total interest expense	69,231	70,259	211,936	208,309
Net interest income	92,152	94,522	278,037	294,927
(Reduction in) provision for loan losses	(81)	(209)	(213)	(52)
Net interest income after (reduction in) provision for loan losses	92,233	94,731	278,250	294,979
Other Income (loss)
Gain (loss) on investments, net	(2,958)	(48,364)	10,090	(86,333)
Equity in earnings of unconsolidated ventures	1,894	1,145	9,131	5,480
Gain (loss) on derivative instruments, net	(220,602)	(3,704)	(287,344)	(322,832)
Realized and unrealized credit derivative income (loss), net	2,928	(28,613)	24,904	20,929
Other investment income (loss), net	739	(1,358)	1,518	(1,358)
Total other income (loss)	(217,999)	(80,894)	(241,701)	(384,114)
Expenses
Management fee – related party	10,058	9,214	28,816	27,876
General and administrative	2,507	2,519	6,186	6,906
Consolidated securitization trusts (1)	2,132	1,560	6,544	4,108
Total expenses	14,697	13,293	41,546	38,890
Net income (loss)	(140,463)	544	(4,997)	(128,025)
Net income (loss) attributable to non-controlling interest	(1,629)	6	(80)	(1,456)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(138,834)	538	(4,917)	(126,569)
Dividends to preferred stockholders	5,716	2,713	17,148	8,138
Undeclared cumulative dividends to preferred stockholders	—	661	—	661
Net income (loss) attributable to common stockholders	(144,550)	(2,836)	(22,065)	(135,368)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.18)	(0.02)	(0.18)	(1.10)
Diluted	(1.18)	(0.02)	(0.18)	(1.10)
Dividends declared per common share	0.40	0.50	1.30	1.50

(1)	The condensed consolidated statements of operations include income and expenses of consolidated VIEs. Refer to Note 3 - “Variable Interest Entities” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss)	(140,463)	544	(4,997)	(128,025)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	41,978	(81,267)	(25,390)	325,045
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	1,380	49,169	(3,223)	81,653
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	15,724	21,227	51,182	64,055
Currency translation adjustments on investment in unconsolidated venture	(33)	—	(33)	—
Total other comprehensive income (loss)	59,049	(10,871)	22,536	470,753
Comprehensive income (loss)	(81,414)	(10,327)	17,539	342,728
Less: Comprehensive income (loss) attributable to non-controlling interest	942	117	(191)	(3,919)
Less: Dividends to preferred stockholders	(5,716)	(2,713)	(17,148)	(8,138)
Less: Undeclared cumulative dividends to preferred shareholders	—	(661)	—	(661)
Comprehensive income (loss) attributable to common stockholders	(86,188)	(13,584)	200	330,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2015
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
In thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015 (As Restated)	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	424,592	(632,854)	2,610,315	28,535	2,638,850
Net income (loss)	—	—	—	—			—	—	(4,917)	(4,917)	(80)	(4,997)
Other comprehensive income	—	—	—	—	—	—	—	22,265	—	22,265	271	22,536
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	10,317	—	158	—	—	158	—	158
Repurchase of shares of common stock	—	—	—	—	(3,695,368)	(36)	(49,963)	—	—	(49,999)	—	(49,999)
Stock awards	—	—	—	—	28,443	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(158,601)	(158,601)		(158,601)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(1,854)	(1,854)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Amortization of equity-based compensation	—	—	—	—	—	—	417	—		417	5	422
Balance at September 30, 2015	5,600,000	135,356	6,200,000	149,860	119,453,846	1,195	2,482,742	446,857	(813,520)	2,402,490	26,877	2,429,367
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2015	2014 (As Restated)
Cash Flows from Operating Activities
Net income (loss)	(4,997)	(128,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	96,121	99,698
Amortization of residential loans and asset-backed securities premiums (discount), net	(639)	2,195
Amortization of commercial loan origination fees	(51)	(1)
(Reduction in) provision for loan losses	(213)	(52)
Unrealized (gain) loss on derivative instruments, net	104,546	133,863
Unrealized (gain) loss on credit derivatives, net	(7,923)	(8,121)
(Gain) loss on investments, net	(10,090)	86,333
Realized (gain) loss on derivative instruments, net	44,394	34,877
Realized (gain) loss on credit derivatives, net	2,184	—
Equity in earnings of unconsolidated ventures	(9,131)	(5,480)
Amortization of equity-based compensation	422	378
Amortization of deferred securitization and financing costs	2,391	2,220
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	51,182	64,055
Non-cash interest income capitalized in commercial loans	—	(768)
(Gain) loss on foreign currency transactions, net	619	1,479
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(3,289)	1,790
Increase (decrease) in operating liabilities	10,512	(6,174)
Net cash provided by operating activities	276,038	278,267
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(1,821,811)	(3,752,261)
Distributions from investment in unconsolidated ventures, net	15,174	7,602
Change in other investments	(12,875)	(52,500)
Principal payments from mortgage-backed and credit risk transfer securities	1,910,904	1,422,082
Proceeds from sale of mortgage-backed and credit risk transfer securities	290,561	3,069,978
Payments on sale of credit derivatives	(2,184)	—
Payment of premiums for interest rate swaptions	(1,485)	(10,328)
Payments for termination of futures/currency forward contracts, swaps, swaptions and TBAs	(34,066)	(11,604)
Purchase of residential loans held-for-investment	(372,305)	(1,417,864)
Principal payments from residential loans held-for-investment	424,644	120,930
Principal payments from commercial loans held-for-investment	63,132	400
Origination and advances of commercial loans, net of origination fees	(104,965)	(81,201)
Net cash provided by (used in) investing activities	354,724	(704,766)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	158	191
Repurchase of common stock	(49,999)	(21,130)
Cost of issuance of preferred stock	(36)	150,096
Due from counterparties	(118,562)	(26,999)
Collateral held payable	(14,890)	(13,771)
Proceeds from repurchase agreements	105,832,915	108,739,181
Principal repayments of repurchase agreements	(106,543,411)	(110,638,714)
Proceeds from asset-backed securities issued by securitization trusts	336,077	1,213,405
Principal repayments of asset-backed securities issued by securitization trusts	(400,207)	(109,587)
Proceeds from secured loans	2,100,000	2,835,247
Principal repayments on secured loans	(1,675,000)	(1,585,247)
Payments of deferred costs	—	(1,811)
Payments of dividends and distributions	(185,293)	(196,030)
Net cash (used in) provided by financing activities	(718,248)	344,831
Net change in cash and cash equivalents	(87,486)	(81,668)
Cash and cash equivalents, beginning of period	164,144	210,612
Cash and cash equivalents, end of period	76,658	128,944
Supplement Disclosure of Cash Flow Information
Interest paid	162,906	146,209
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	(28,613)	406,698
Dividends and distributions declared not paid	54,067	64,976
(Receivable) / payable for mortgage-backed and credit risk transfer securities, net	53,089	457,049
Repurchase agreements, not settled	(50)	19,747
Collateral held payable, not settled	—	(3,481)
Net change in due from counterparties	1,425	—
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
The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”) as its sole general partner. As of September 30, 2015, the Company owned 98.8% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.2%. The Company has one operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Restatement Background
On August 9, 2015, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that each of the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2013 and 2014, which were included in its Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) interim consolidated financial statements as of and for the quarter ended March 31, 2013 and for all subsequent quarters through the quarter ended March 31, 2015 needed to be restated and should no longer be relied upon. The Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 ("Form 10-K/A") and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 ("Form 10-Q/A") on August 17, 2015. Additional information regarding the restatement is contained in those filings. Prior period financial information in this Form 10-Q has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014.
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
Significant Accounting Policies
A summary of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s 2014 Annual Report on Form 10-K/A. A summary of additional accounting policies that are significant to the Company's consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 is provided below.
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in the condensed consolidated statements of operations.
The Company's reporting currency is U.S. dollars. Upon consolidation, the assets and liabilities of the Company’s investment in an unconsolidated venture whose functional currency is the Euro is translated to U.S. dollars using the period-end exchange rates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the investment in the unconsolidated venture are recorded in accumulated other comprehensive income (loss), a component of condensed consolidated stockholders’ equity.
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
As described in Note 10 - "Fair Value of Financial Instruments," the Company evaluates the source used to provide the market price for each security and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security. Transfers between levels, if any, are determined by the Company at the end of the reporting period.
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

Agency MBS IOs are hybrid financial instruments that contain embedded derivatives. Agency MBS IOs are carried at fair value on the Company's consolidated balance sheet with changes in fair value recognized in the Company's condensed consolidated statements of operations because the embedded interest derivative in Agency MBS IOs cannot be reliably measured.
GSE CRTs are unsecured obligations of Fannie Mae and Freddie Mac. Coupon payments on the securities are based on LIBOR and principal payments are based on prepayments and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. GSE CRTs are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. GSE CRTs are measured at fair value. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported as a separate component of stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in the Company’s condensed consolidated statements of operations.
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
Credit Risk Transfer Securities
Interest income on credit risk transfer securities is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in the Company’s condensed consolidated statements of operations.
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

Commercial Loans
The Company recognizes interest income from commercial loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related origination fees, net of origination cost are amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
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
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums or discounts. The Company recognizes interest expense on an accrual basis and amortizes the related premiums or discounts into interest expense using the effective interest method over the weighted average contractual maturity of these asset-backed securities.
Comprehensive Income
The Company's comprehensive income consists of net income, as presented in the condensed consolidated statements of operations, adjusted for changes in fair value of MBS classified as available for sale securities; changes in the fair value of the debt host contract associated with GSE CRTs; amortization of repurchase agreement interest expense resulting from the de-designation of derivatives previously accounted for as cash flow hedges and foreign currency translation adjustments. Unrealized gains and losses on the Company's MBS and the debt host contract associated with GSE CRTs are reclassified into net income upon their sale or termination.
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
The Company is a party to hybrid financial instruments that contain embedded derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative instruments are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument is remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument is not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the debt host contract. The embedded derivative is recorded at fair value, and changes in fair value are recorded in realized and unrealized credit derivative income (loss), net in the Company's condensed consolidated statements of operations.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2015, the FASB issued modifications to existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The new guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at September 30, 2015 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,624,608	2,624,608
CMBS	3,304,214	3,304,214
Total	5,928,822	5,928,822
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" for additional details regarding these investments.
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company has determined that it is the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of September 30, 2015 and December 31, 2014. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	September 30, 2015	December 31, 2014
Residential loans, held-for-investment	3,307,249	3,365,003
Accrued interest receivable	20,211	10,562
Deferred costs	4,482	5,032
Total assets	3,331,942	3,380,597
Accrued interest and accrued expenses payable	16,636	8,692
Asset-backed securities issued by securitization trusts	2,859,423	2,929,820
Total liabilities	2,876,059	2,938,512
The Company’s risk with respect to each investment in a securitization trust is limited to its direct ownership in the securitization trust. The residential loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the asset-backed securities issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. The Company is not contractually required to provide, and has not provided, any additional financial support to the securitization trusts for the period ended September 30, 2015.
During the nine months ended September 30, 2015, the Company invested in and consolidated one new securitization trust. The following table presents the balances of the assets and liabilities of the newly consolidated securitization trust before consolidation into the Company. The current period activity for the securitization trust is reflected in the Company’s condensed consolidated financial statements.

$ in thousands	2015
Residential loans, held-for-investment	372,305
Accrued interest receivable	1,236
Total assets	373,541
Accrued interest and accrued expenses payable	1,236
Asset-backed securities issued by securitization trusts	372,305
Total liabilities	373,541
The Company did not deconsolidate any securitization trusts during the nine months ended September 30, 2015.

Residential Loans Held by Consolidated Securitization Trusts
Residential loans held by consolidated securitization trusts are carried at unpaid principal balance net of any premiums and discount and allowance for loan losses. The residential loans are secured by a lien on the underlying residential property.
The following table details the carrying value for residential loans held-for-investment at September 30, 2015 and December 31, 2014.

$ in thousands	September 30, 2015	December 31, 2014
Principal balance	3,279,984	3,332,192
Unamortized premium (discount), net	27,794	33,553
Recorded investment	3,307,778	3,365,745
Allowance for loan losses	(529)	(742)
Carrying value	3,307,249	3,365,003
The following table summarizes residential loans held-for-investment at September 30, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	692	2,596	720	86	25	6	14	14	4,153
Current Principal Balance	513,819	1,998,969	625,255	91,620	23,841	2,737	12,327	11,416	3,279,984
Net Weighted Average Coupon Rate	3.46%	3.45%	3.24%	3.38%	3.74%	3.69%	5.47%	4.67%	3.42%
Weighted Average Maturity (years)	28.72	27.81	27.28	25.74	25.22	23.76	22.92	21.84	27.73
Current Performance:
Current	513,819	1,997,171	625,255	91,620	23,841	2,737	11,697	11,416	3,277,556
30 Days Delinquent	—	560	—	—	—	—	630	—	1,190
60 Days Delinquent	—	—	—	—	—	—	—	—	—
90+ Days Delinquent (1)	—	1,238	—	—	—	—	—	—	1,238
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	513,819	1,998,969	625,255	91,620	23,841	2,737	12,327	11,416	3,279,984

(1)	The Company has stopped recording interest income on these loans as of September 30, 2015.
The following table summarizes the geographic concentrations of residential loans held-for-investment at September 30, 2015 based on principal balance outstanding.

State	Percent
California	53.1%
New York	7.6%
Massachusetts	5.9%
Illinois	3.6%
Other states (none greater than 3%)	29.8%
Total	100.0%

The following table presents future contractual minimum annual principal payments of residential loans held-for-investment at September 30, 2015.

$ in thousands
Scheduled Principal	September 30, 2015
Within one year	58,964
One to three years	125,167
Three to five years	135,008
Greater than or equal to five years	2,960,845
Total	3,279,984
Allowance for Loan Losses on Residential Loans Held by Consolidated Securitization Trusts
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company establishes and maintains an allowance for loan losses on residential loans held by consolidated securitization trusts based on the Company's estimate of credit losses.
The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014.

$ in thousands	September 30, 2015	September 30, 2014
Balance at beginning of period	(742)	(884)
Charge-offs, net	—	—
Reduction in (provision for) loan losses	213	52
Balance at end of period	(529)	(832)
Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts are recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a weighted average contractual maturity of 28.37 years and 28.94 years at September 30, 2015 and December 31, 2014, respectively. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

The asset-backed securities are collateralized by residential loans held in the securitization trusts as summarized in the following table at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	ABS	Residential loans	ABS	Residential loans
$ in thousands	Outstanding	Held as Collateral	Outstanding	Held as Collateral
Principal balance	2,836,398	3,279,984	2,902,378	3,332,192
Interest-only securities	12,930	—	15,040	—
Unamortized premium	19,763	34,810	23,735	41,928
Unamortized discount	(9,668)	(7,016)	(11,333)	(8,375)
Allowance for loan losses	—	(529)	—	(742)
Carrying value	2,859,423	3,307,249	2,929,820	3,365,003
Range of weighted average interest rates	2.8% - 3.9%		2.8% - 4.0%
Number of securitization trusts consolidated	11		10
The following table presents the estimated principal repayment schedule of asset-backed securities issued by securitization trusts at September 30, 2015 based on estimated cash flows of the underlying residential mortgage loans, as adjusted for projected prepayments and losses on such loans. The estimated principal repayments may differ from actual amounts to the extent prepayments and/or loan losses vary.

$ in thousands
Estimated principal repayment	September 30, 2015
Within one year	378,803
One to three years	621,255
Three to five years	464,837
Greater than or equal to five years	1,371,503
Total	2,836,398

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of September 30, 2015 and December 31, 2014.

September 30, 2015
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,602,338	77,013	1,679,351	23,031	1,702,382	3.73%	2.44%	2.26%
30 year fixed-rate	3,905,465	259,092	4,164,557	50,389	4,214,946	4.26%	2.70%	2.68%
ARM*	438,335	5,088	443,423	9,408	452,831	2.73%	2.63%	2.22%
Hybrid ARM	3,335,619	65,957	3,401,576	46,037	3,447,613	2.73%	2.55%	2.18%
Total Agency pass-through	9,281,757	407,150	9,688,907	128,865	9,817,772	3.55%	2.60%	2.41%
Agency-CMO(4)	1,928,406	(1,521,514)	406,892	9,770	416,662	2.26%	3.60%	2.31%
Non-Agency RMBS(5)(6)	3,066,848	(526,501)	2,540,347	84,261	2,624,608	3.41%	3.64%	4.94%
GSE CRT(7)	645,000	23,376	668,376	(16,671)	651,705	1.01%	0.51%	0.53%
CMBS(8)	3,745,038	(551,404)	3,193,634	110,580	3,304,214	4.12%	4.44%	4.38%
Total	18,667,049	(2,168,893)	16,498,156	316,805	16,814,961	3.42%	3.05%	3.11%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of September 30, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of September 30, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency-CMO") includes Agency MBS IOs which represent 31.6% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 51.3% variable rate, 41.5% fixed rate, and 7.2% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $328.4 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 0.8% and 1.3% of the balance based on fair value, respectively.

December 31, 2014 (As Restated)
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.51%	4.12%	4.86%
GSE CRT(7)	615,000	25,814	640,814	(15,390)	625,424	1.03%	0.49%	0.48%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,068)	16,917,642	331,253	17,248,895	3.61%	3.24%	3.36%

(1)	Net weighted average coupon as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2014 incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency-CMO includes Agency MBS IOs, which represent 29.1% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 52.8% variable rate, 40.1% fixed rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $405.5 million is non-accretable.

(7)	GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates which represent 1.3% of the balance based on fair value.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of September 30, 2015 and December 31, 2014.

$ in thousands	September 30, 2015	% of Non-Agency	December 31, 2014	% of Non-Agency
Prime	821,249	31.3%	969,849	31.7%
Re-REMIC	790,577	30.1%	1,000,635	32.7%
Alt-A	598,198	22.8%	694,467	22.7%
Subprime/reperforming	414,584	15.8%	396,696	12.9%
Total Non-Agency	2,624,608	100.0%	3,061,647	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of September 30, 2015 and December 31, 2014.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2015	December 31, 2014
0% - 10%	9.4%	7.0%
10% - 20%	5.0%	4.4%
20% - 30%	12.4%	11.9%
30% - 40%	25.4%	26.1%
40% - 50%	32.5%	31.8%
50% - 60%	11.7%	15.2%
60% - 70%	3.6%	3.6%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 19.5% of the Company's Re-REMIC holdings are not senior tranches.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at September 30, 2015 and December 31, 2014 are presented below.

$ in thousands	September 30, 2015	December 31, 2014 (As Restated)
Principal balance	18,667,049	18,505,710
Unamortized premium	522,515	550,071
Unamortized discount	(2,691,408)	(2,138,139)
Gross unrealized gains	404,948	439,513
Gross unrealized losses	(88,143)	(108,260)
Fair value	16,814,961	17,248,895
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2015 and December 31, 2014.

$ in thousands	September 30, 2015	December 31, 2014
Less than one year	478,122	440,471
Greater than one year and less than five years	7,806,669	7,997,709
Greater than or equal to five years	8,530,170	8,810,715
Total	16,814,961	17,248,895

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.
September 30, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	565,796	(2,633)	30	81,804	(804)	6	647,600	(3,437)	36
30 year fixed-rate	571,870	(7,717)	20	1,154,766	(26,693)	45	1,726,636	(34,410)	65
ARM	2,277	(1)	1	—	—	—	2,277	(1)	1
Hybrid ARM	484,179	(1,761)	21	—	—	—	484,179	(1,761)	21
Total Agency pass-through	1,624,122	(12,112)	72	1,236,570	(27,497)	51	2,860,692	(39,609)	123
Agency-CMO	124,401	(2,399)	10	13,831	(6,714)	9	138,232	(9,113)	19
Non-Agency RMBS	299,461	(2,074)	20	423,348	(12,583)	31	722,809	(14,657)	51
GSE CRT (1)	230,241	(7,236)	13	121,475	(13,124)	4	351,716	(20,360)	17
CMBS	428,580	(4,133)	38	32,191	(271)	1	460,771	(4,404)	39
Total	2,706,805	(27,954)	153	1,827,415	(60,189)	96	4,534,220	(88,143)	249
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
December 31, 2014 (As Restated)

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass-through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT (1)	306,603	(25,394)	13	—	—	—	306,603	(25,394)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,919)	111	2,734,465	(66,341)	121	4,588,703	(108,260)	232
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS were $39.6 million at September 30, 2015. Due to the inherent credit quality of Agency RMBS, the Company determined that at September 30, 2015, any unrealized losses on its Agency RMBS portfolio are temporary.
Gross unrealized losses on the Company’s Agency-CMO, non-Agency RMBS, GSE CRT and CMBS were $48.5 million at September 30, 2015. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.
The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on its accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014.  The table excludes Agency MBS IOs because unrealized gains and losses on Agency MBS IOs are included in earnings on the condensed consolidated statements of operations.

$ in thousands	Three Months ended September 30, 2015	Three Months ended September 30, 2014 (As Restated)	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014 (As Restated)
Accumulated other comprehensive income (loss) from investment securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	279,803	278,713	351,774	(160,083)
Unrealized gain (loss) on MBS and GSE CRT	41,978	(81,267)	(25,390)	325,045
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	1,380	49,169	(3,223)	81,653
Balance at the end of period	323,161	246,615	323,161	246,615
During the three months ended September 30, 2015 and 2014, the Company reclassified $1.4 million of net unrealized losses and $49.2 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments.
During the nine months ended September 30, 2015 and 2014, the Company reclassified $3.2 million of net unrealized gains and $81.7 million of net unrealized losses, respectively, from other comprehensive income into gain (loss) on investments as a result of the Company selling certain investments.
The following table summarizes the Company's gross realized gains and losses during the three and nine months ended September 30, 2015 and 2014.

$ in thousands	Three Months ended September 30, 2015	Three Months ended September 30, 2014 (As Restated)	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014 (As Restated)
Gross realized gain on sale of investments	—	3,038	4,487	13,888
Gross realized loss on sale of investments	(1,404)	(50,990)	(1,288)	(94,324)
Net unrealized gain (loss) on Agency MBS IOs	(1,554)	(412)	6,891	(5,897)
Total gains (loss) on investments, net	(2,958)	(48,364)	10,090	(86,333)
The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for nine or more consecutive months for other-than-temporary impairment. This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. To the extent a security is deemed impaired, the amount by which the amortized cost exceeds the security's market value would be considered other-than-temporary impairment.
The Company did not have other-than-temporary impairments for the three and nine months ended September 30, 2015 and 2014.

The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the three and nine months ended September 30, 2015 and 2014. GSE CRT interest income excludes coupon interest associated with embedded derivatives recorded in realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	93,366	(32,153)	61,213
Non-Agency	26,761	5,407	32,168
GSE CRT	1,663	(782)	881
CMBS	38,350	(3,342)	35,008
Other	(10)	—	(10)
Total	160,130	(30,870)	129,260
For the three months ended September 30, 2014 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	98,106	(29,371)	68,735
Non-Agency	32,313	2,971	35,284
GSE CRT	1,489	(792)	697
CMBS	40,164	(5,434)	34,730
Other	(27)	—	(27)
Total	172,045	(32,626)	139,419
For the nine months ended September 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	282,132	(93,840)	188,292
Non-Agency	85,854	8,224	94,078
GSE CRT	4,849	(2,312)	2,537
CMBS	113,862	(8,193)	105,669
Other	47	—	47
Total	486,744	(96,121)	390,623
For the nine months ended September 30, 2014 (As Restated)

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	308,683	(80,099)	228,584
Non-Agency	102,785	7,639	110,424
GSE CRT	3,888	(2,242)	1,646
CMBS	120,290	(24,996)	95,294
Other	71	—	71
Total	535,717	(99,698)	436,019

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of September 30, 2015 and December 31, 2014 that were purchased or originated by the Company.
September 30, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,789	4	19,793	892
Mezzanine loans	7	167,515	(270)	167,245	2,128
Total	8	187,304	(266)	187,038	3,020
December 31, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	41	20,019	1,623
Subordinate interests:
Mezzanine loans	4	71,643	(94)	71,549	3,357
Other(1)	2	54,188	—	54,188	—
Total	7	145,809	(53)	145,756	4,980
(1) Other subordinate interests include a B-note and a preferred equity investment.
These loans were not impaired, and no allowance for loan loss has been recorded as of September 30, 2015 and December 31, 2014.
Note 6 – Other Investments
The following table summarizes the Company's other investments as of September 30, 2015 and December 31, 2014.

$ in thousands	September 30, 2015	December 31, 2014
FHLBI stock	75,375	62,500
Investments in unconsolidated ventures	37,922	43,998
Total	113,297	106,498
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

Note 7 – Borrowings
The Company has entered into repurchase agreements and secured loans and issued exchangeable senior notes to finance the majority of its portfolio of investments. The following table summarizes certain characteristics of the Company’s borrowings at September 30, 2015 and December 31, 2014.

$ in thousands	September 30, 2015			December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,637,589	0.43%	25	9,018,818	0.35%	18
Non-Agency RMBS	2,362,985	1.56%	34	2,676,626	1.51%	36
GSE CRT	497,213	1.74%	25	468,782	1.55%	27
CMBS	1,414,344	1.37%	27	1,458,451	1.32%	26
Secured Loans	1,675,000	0.42%	2,979	1,250,000	0.37%	3,472
Exchangeable Senior Notes	400,000	5.00%	897	400,000	5.00%	1,170
Total	14,987,131	0.86%	380	15,272,677	0.81%	335
The Company finances its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at September 30, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2015 and December 31, 2014.

September 30, 2015
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,309,753	10.1%	1,348,367
Royal Bank of Canada	1,180,780	9.1%	1,415,584
ING Financial Market LLC	950,618	7.4%	1,005,589
Citigroup Global Markets Inc.	865,237	6.7%	1,066,005	(1)
South Street Securities LLC	842,839	6.5%	884,109
Goldman, Sachs & Co.	702,265	5.4%	847,918
J.P. Morgan Securities LLC	635,905	4.9%	737,560
Industrial and Commercial Bank of China Financial Services LLC	629,954	4.9%	664,662
Mitsubishi UFJ Securities (USA), Inc.	628,936	4.9%	662,515
Pierpont Securities LLC	610,956	4.7%	636,871
Wells Fargo Securities, LLC	566,916	4.4%	684,380
Scotia Capital	522,070	4.0%	543,435
Morgan Stanley & Co. Incorporated	495,090	3.8%	551,500	(2)
CRT Capital Group LLC	491,160	3.8%	517,341
BNP Paribas Securities Corp.	487,219	3.8%	550,913
Banc of America Securities LLC	467,057	3.6%	545,628	(3)
KGS-Alpha Capital Markets, L.P.	394,015	3.1%	415,438
All other counterparties (5)	1,131,361	8.9%	1,348,841	(4)
Total	12,912,131	100.0%	14,426,656
(1) Includes $204.6 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $41.0 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $81.6 million of MBS held as collateral which are eliminated in consolidation.
(4) Includes $85.1 million of MBS held as collateral which are eliminated in consolidation.
(5) Represents amounts outstanding with eleven counterparties.

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

Company MBS and GSE CRTs held by counterparties as security for repurchase agreements was $14.4 billion and $15.3 billion at September 30, 2015 and December 31, 2014, respectively. This represents a collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) of 112% and 112% for September 30, 2015 and December 31, 2014, respectively.
No cash collateral was held by the counterparties at September 30, 2015 and December 31, 2014.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of September 30, 2015, IAS Services LLC, had $1.675 billion in outstanding secured advances from the FHLBI and is approved for total available uncommitted credit for borrowing of an amount up to $2.5 billion. These secured advances have fixed or floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2015, IAS Services LLC had average borrowings of $1.6 billion with a weighted average borrowing rate of 0.39% and a weighted average maturity of 8.16 years.
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

As of September 30, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $519.6 million, respectively. Cash collateral posted by the Company to FHLBI was $5.0 million at September 30, 2015.
As discussed in Note 6 - "Other Investments," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Note 8 – Derivatives and Hedging Activities
Credit Derivatives
As discussed in Note 2 - "Summary of Significant Accounting Policies", the Company's GSE CRTs are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. At September 30, 2015 and December 31, 2014, terms of the GSE CRT embedded derivatives are:

$ in thousand	September 30, 2015	December 31, 2014
Fair value amount	(14,220)	(21,495)
Notional amount	645,000	615,000
Maximum potential amount of future undiscounted payments	645,000	615,000
In 2010, the Company entered into a credit default swap contract ("CDS"). The Company sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, the Company is paid a stated fixed rate fee of 3% of the notional amount of the CDS. As of September 30, 2015, the Company has not made any payments related to the CDS contract.
At September 30, 2015 and December 31, 2014, terms of the CDS are:

$ in thousand	September 30, 2015	December 31, 2014
Fair value amount	1,044	396
Notional amount	25,987	36,684
Maximum potential amount of future undiscounted payments	25,987	36,684
Recourse provisions with third parties	—	—
Collateral held by counterparty	4,073	5,642
Interest Rate Swaps
The Company's repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, the Company typically refinances each repurchase agreement at the market interest rate at that time. In addition, the Company's secured loans have floating interest rates. As such, the Company is exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposures to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI through December 31, 2013 related to cash flow hedges are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $15.7 million (September 30, 2014: $21.2 million) and $51.2 million (September 30, 2014: $64.1 million) as an increase to interest expense for the three and nine months ended September 30, 2015, respectively. During the next 12 months, the Company estimates that $26.9 million will be reclassified as an increase to interest expense, repurchase agreements.
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

As of September 30, 2015, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
Credit Suisse International		500,000	4/15/2016	2.27%
The Bank of New York Mellon		500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.		500,000	5/16/2016	2.31%
Goldman Sachs Bank USA		500,000	5/24/2016	2.34%
Goldman Sachs Bank USA		250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.		250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.		500,000	6/24/2016	2.51%
Citibank, N.A.		500,000	10/15/2016	1.93%
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC		350,000	2/24/2018	0.95%
ING Capital Markets LLC		300,000	5/5/2018	0.79%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc		500,000	9/5/2018	1.04%
Citibank, N.A. CME Clearing House	(1)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Clearing House	(1)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
JPMorgan Chase Bank, N.A. CME Clearing House	(2)	500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
HSBC Bank USA, National Association CME Clearing House	(3)	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
Deutsche Bank AG CME Clearing House		1,000,000	6/9/2022	2.21%
HSBC Bank USA, National Association		250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Clearing House		600,000	8/24/2023	2.88%
UBS AG		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
Morgan Stanley Capital Services, LLC CME Clearing House		100,000	4/2/2025	2.04%
Total		11,450,000		2.12%

(1)	Forward start date of February 2016

(2)	Forward start date of May 2016

(3)	Forward start date of June 2016
At September 30, 2015, the Company’s counterparties held $174.7 million in cash margin deposits and approximately $215.8 million in Agency RMBS as collateral against its interest rate swaps, CDS and currency forward contracts. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of September 30, 2015 and December 31, 2014, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of September 30, 2015 and December 31, 2014, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $2.6 million (September 30, 2014: $0) and $10.3 million (September 30, 2014: $23.3 million) of realized loss for the interest rate swaptions that expired unexercised during the three and nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015 and 2014, the Company had $2.6 million (September 30, 2014: $2.2 million unrealized loss) and $8.6 million (September 30, 2014: $13.6 million) of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of September 30, 2015, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option					Underlying Swap
				Average		Average	Average	Average
Interest Rate			Fair	Months to	Notional	Fixed Pay	Receive	Term
Swaptions	Expiration	Cost	Value	Expiration	Amount	Rate	rate	(Years)
Receiver	< 6 Months	1,485	73	4	300,000	3M LIBOR	1.11%	10.0
Total Receiver		1,485	73	4	300,000	3M LIBOR	1.11%	10.0
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

The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2015	Amount of Realized Gain (Loss), net on Derivative Instruments (excluding net interest paid or received) for the nine months ended September 30, 2015
Interest Rate Swaptions	1,050,000	300,000	(1,050,000)	300,000	(10,328)
Interest Rate Swaps	10,550,000	2,100,000	(1,200,000)	11,450,000	(31,881)
Sale of TBAs	198,000	248,000	(446,000)	—	(2,292)
Futures Contracts	127,400	120,900	(248,300)	—	(943)
Currency Forward Contracts	35,688	98,840	(127,613)	6,915	1,050
Total	11,961,088	2,867,740	(3,071,913)	11,756,915	(44,394)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2015	As of December 31, 2014		As of September 30, 2015	As of December 31, 2014
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	—	22,772	Interest Rate Swap Liability	343,847	253,468
CDS Contract	1,044	396	TBAs	—	558
Interest Rate Swaptions	73	322	Currency Forward Contracts	50	—
Futures Contracts	—	89
Currency Forward Contracts	191	599
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. The fair value of the embedded derivatives associated with the GSE CRTs is a net liability of $14.2 million as of September 30, 2015 (December 31, 2014: $21.5 million net liability).
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended September 30, 2015	Three Months ended September 30, 2014 (As Restated)
CDS Contract	Realized and unrealized credit derivative income (loss), net	(96)	(78)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	(3,848)	(33,644)
Total		(3,944)	(33,722)

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Nine months ended September 30, 2015	Nine Months ended September 30, 2014 (As Restated)
CDS Contract	Realized and unrealized credit derivative income (loss), net	648	(185)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	7,275	8,307
Total		7,923	8,122

The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forwards reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

$ in thousands	Three months ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(46,785)	(173,817)	(220,602)
Interest Rate Swaptions	(2,590)	—	2,589	(1)
TBAs	—	—	—	—
Futures Contracts	—	—	—	—
Currency Forward Contracts	(489)	—	490	1
Total	(3,079)	(46,785)	(170,738)	(220,602)

$ in thousands	Nine months ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(138,404)	(113,151)	(283,436)
Interest Rate Swaptions	(10,328)	—	8,594	(1,734)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,050	—	(457)	593
Total	(44,394)	(138,404)	(104,546)	(287,344)

$ in thousands	Three months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	1,348	(50,446)	47,709	(1,389)
Interest Rate Swaptions	—	—	(2,185)	(2,185)
TBAs	(2,943)	—	368	(2,575)
Futures Contracts	249	—	786	1,035
Currency Forward Contracts	330	—	1,080	1,410
Total	(1,016)	(50,446)	47,758	(3,704)

$ in thousands	Nine months ended September 30, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	1,348	(154,092)	(146,116)	(298,860)
Interest Rate Swaptions	(23,275)	—	13,596	(9,679)
TBAs	(4,343)	—	(867)	(5,210)
Futures Contracts	(8,937)	—	(1,556)	(10,493)
Currency Forward Contracts	330	—	1,080	1,410
Total	(34,877)	(154,092)	(133,863)	(322,832)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $183.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $215.8 million of Agency RMBS and $174.7 million of cash as of September 30, 2015. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of September 30, 2015, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $160.5 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of September 30, 2015.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

Offsetting of Derivative Assets
As of September 30, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	1,308	—	1,308	(1,308)	—	—
Total	1,308	—	1,308	(1,308)	—	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	343,897	—	343,897	(180,965)	(160,482)	2,450
Repurchase Agreements	12,912,131	—	12,912,131	(12,912,131)	—	—
Secured Loans	1,675,000	—	1,675,000	(1,675,000)	—	—
Total	14,931,028	—	14,931,028	(14,768,096)	(160,482)	2,450
Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)	Collateral Posted (2)(4)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000	—	1,250,000	(1,250,000)	—	—
Total	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $14.4 billion and $15.3 billion at September 30, 2015 and December 31, 2014, respectively, including securities held as collateral that are eliminated in consolidation of $412.3 million and $403.2 million, respectively at September 30, 2015 and December 31, 2014.

(4)
Cash collateral received on the Company's derivatives was $0 and $14.9 million at September 30, 2015 and December 31, 2014, respectively. Non-cash collateral received on the Company's derivatives was $0 and $10.8 million at September 30, 2015 and December 31, 2014. Cash collateral posted by the Company on its derivatives was $174.7 million and $57.6 million at September 30, 2015 and December 31, 2014, respectively.

(5)
The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $2.0 billion and $1.5 billion at September 30, 2015 and December 31, 2014, respectively. Cash collateral posted by the Company to FHLBI was $5.0 million at September 30, 2015. No cash collateral was posted by the Company at December 31, 2014.

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

	September 30, 2015
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,829,181	(14,220)	16,814,961
Derivative assets	—	1,308	—	1,308
Total assets	—	16,830,489	(14,220)	16,816,269
Liabilities:
Derivative liabilities	—	343,897	—	343,897
Total liabilities	—	343,897	—	343,897

	December 31, 2014 (As Restated)
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,270,390	(21,495)	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,294,083	(21,099)	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
As discussed in Note 2 "Summary of Significant Accounting Policies", the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of September 30, 2015, the net embedded derivative liability position of $14.2 million includes $3.7 million of embedded derivatives in an asset position and $17.9 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $21.5 million includes $3.1 million of embedded derivatives in an asset position and $24.6 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives, which the Company has valued utilizing Level 3 inputs:

$ in thousands	September 30, 2015	December 31, 2014
Beginning balance	(21,495)	—
Sales and settlements	2,184	—
Total net gains / (losses) included in net income:
Realized gains/(losses), net	(2,184)	—
Unrealized gains/(losses), net	7,275	(21,495)
Ending balance	(14,220)	(21,495)

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivative:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2015	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(14,220)	Market Comparables	Prepayment Rate	4.95% - 9.85%	6.17%
		Vendor Pricing	Default Rate	0.11% - 0.36%	0.17%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2014	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(21,495)	Market Comparables	Prepayment Rate	4.46% - 8.98%	5.29%
		Vendor Pricing	Default Rate	0.12% - 0.37%	0.18%

These significant unobservable inputs change according to market conditions and security performance. Prepayment rate and default rate are used to estimate the maturity of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Therefore, changes in prepayment rate and default rate do not have an explicit directional impact on the fair value measurement.
The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements of the Company's credit default swap ("CDS") contract:

$ in thousands	September 30, 2015	December 31, 2014
Beginning balance	396	654
Unrealized gains/(losses), net	648	(258)
Transfer out of level 3 (1)	(1,044)	—
Ending balance	—	396

(1)
During the three months ended September 30, 2015, the CDS contract was transferred from Level 3 to Level 2. As of September 30, 2015, the Company accepted an offer to terminate the CDS in October 2015 in exchange for a payment to the Company of $1.0 million. As of September 30, 2015, the fair value of the CDS was the offer amount.

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's CDS contract as of December 31, 2014:

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

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets, at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Residential loans, held-for-investment	3,307,249	3,303,889	3,365,003	3,399,964
Commercial loans, held-for-investment	187,038	188,723	145,756	147,497
Other investments	113,297	113,297	106,498	106,498
Total	3,607,584	3,605,909	3,617,257	3,653,959
Financial Liabilities
Repurchase agreements	12,912,131	12,919,190	13,622,677	13,630,571
Secured loans	1,675,000	1,675,000	1,250,000	1,250,000
Asset-backed securities issued by securitization trusts	2,859,423	2,843,143	2,929,820	2,930,422
Exchangeable senior notes	400,000	378,000	400,000	379,500
Total	17,846,554	17,815,333	18,202,497	18,190,493
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

•
The fair value of commercial loans held-for-investment is a Level 3 fair value measurement. New commercial loans are carried at their unpaid principal balance until the end of the calendar year in which they were originated or purchased unless market factors indicate cost may not be a reliable indicator of fair value. Subsequent to the year of origination, commercial loan investments are valued on at least an annual basis by an independent third party valuation agent using a discounted cash flow technique.

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

Note 11 – Related Party Transactions
The Company is externally managed and advised by Invesco Advisers, Inc., a wholly-owned subsidiary of Invesco Ltd. Under the terms of the management agreement, the Manager and its affiliates provide the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of the Manager or one of its affiliates. The Company does not have any employees. The Manager is not obligated to dedicate any of its employees exclusively to the Company, nor are the Manager or its employees obligated to dedicate any specific portion of its or their time to the Company’s business. The Manager is at all times subject to the supervision and oversight of the Company’s Board of Directors and has only such functions and authority as the Company delegates to it.
The Company has invested $76.3 million and $149.3 million as of September 30, 2015 and December 31, 2014, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Management Fee
The Company pays its Manager a management fee equal to 1.50% of the Company’s stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholder's equity shall exclude (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.
The Manager has agreed to reduce (but not below zero) the management fee payable by the Company under the management agreement with respect to any equity investment managed by the Manager. The fee reduction occurs at the equity investment level.
For the three and nine months ended September 30, 2015, the Company incurred management fees of $10.1 million (September 30, 2014: $9.2 million) and $28.8 million (September 30, 2014: $27.9 million), of which $9.9 million (September 30, 2014: $9.2 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred on its behalf by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2015	2014	2015	2014
Incurred costs, prepaid or expensed	2,668	1,274	5,017	4,373
Incurred costs, charged against equity as a cost of raising capital	22	—	22	—
Total incurred costs, originally paid by the Manager	2,690	1,274	5,039	4,373
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
During the nine months ended September 30, 2015, the Company issued 10,317 shares of common stock at an average price of $15.29 under the DRSPP. The Company received total proceeds of approximately $158,000.
Preferred Stock
Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. The dividends are cumulative and payable quarterly in arrears.
Holders of the Company’s Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.
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
Share Repurchase Program
During the three and nine months ended September 30, 2015, the Company repurchased 3,695,368 shares of its common stock at an average repurchase price of $13.53 per share for a net cost of $50.0 million, including acquisition expenses. As of September 30, 2015, the Company had authority to purchase 11,146,416 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 (September 30, 2014: $60,000) and approximately $255,000 (September 30, 2014: $172,000) related to the Company's non-executive directors for the three and nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, the Company issued 6,152 shares and 3,532 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2015 and 2014, the Company issued 16,896 shares and 9,356 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
The Company recognized compensation expense of approximately $31,000 (September 30, 2014: $62,000) and $168,000 (September 30, 2014: $223,000) for the three and nine months ended September 30, 2015, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. During March 2015, the Company issued 11,547 shares of common stock (net of tax withholding) to employees of the Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the nine months ended September 30, 2015, the Company awarded 17,652 restricted stock units to employees of the Manager and its affiliates and employees forfeited 4,600 restricted stock units.
Dividends
On September 15, 2015, the Company declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on October 27, 2015 to stockholders of record as of the close of business on September 28, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 26, 2015 to stockholders of record as of the close of business on October 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 28, 2015 to stockholders of record as of the close of business on December 5, 2015.
Note 13 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2015 and 2014 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and share amounts in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Numerator (Income)
Basic Earnings
Net income (loss) available to common stockholders	(144,550)	(2,836)	(22,065)	(135,368)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	—	—	—
Income (loss) allocated to non-controlling interest	(1,629)	6	(80)	(1,456)
Dilutive net income (loss) available to stockholders	(146,179)	(2,830)	(22,145)	(136,824)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	122,047	123,098	122,763	123,105
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	—	—	—
Dilutive Shares	123,472	124,523	124,188	124,530
The following potential common shares were excluded from diluted earnings per common share for the three and nine months ended September 30, 2015 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes, respectively, and 40,810 and 41,404 for restricted stock awards, respectively. The following potential common shares were excluded from diluted earnings per common share for the three and nine months ended September 30, 2014 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes, respectively, and 45,540 and 44,046 for restricted stock awards, respectively.

Note 14 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% interest and 1.1% interest in the Operating Partnership, respectively.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss) allocated	(1,629)	6	(80)	(1,456)
Distributions paid	570	713	1,853	2,138
As of September 30, 2015 and December 31, 2014, distributions payable to the non-controlling interest were approximately $570,000 and $641,000, respectively.
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business.
Off Balance Sheet Commitments
As discussed in Note 6 - "Other Investments", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2015 and December 31, 2014, the Company’s undrawn capital and purchase commitments were $25.4 million and $31.0 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of September 30, 2015 and December 31, 2014, the Company has unfunded commitments on commercial loans held-for-investment of $3.0 million and $5.0 million, respectively.
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
Capital Activities
On September 15, 2015, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on October 27, 2015 to stockholders of record as of the close of business on September 28, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 26, 2015 to stockholders of record as of the close of business on October 1, 2015; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 28, 2015 to stockholders of record as of the close of business on December 5, 2015.
During the three and nine months ended September 30, 2015, we repurchased 3,695,368 shares of our common stock at an average repurchase price of $13.53 per share for a net cost of $50.0 million, including acquisition expenses.
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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, credit availability, personal income, corporate earnings, employment conditions, financial conditions and inflation. In the third quarter of 2015 market attention was focused on global events, particularly economic weakness in China and the potential actions of the Federal Reserve. Many investors decreased risk exposure due to the potential for tighter U.S. monetary policy, a stronger dollar, declining commodity prices, and generally weaker global economic growth. As a result, equity and interest rate volatility increased, interest rates declined, credit spread premiums widened, and financial conditions generally tightened.
Consensus forecasts for domestic economic activity in the second half of 2015 are being reduced. Monthly increases in payroll employment averaged just 167,000 for the third quarter after increasing by 213,000 per month in the first half of 2015. Still, the unemployment rate has continued to decline to 5.1% as of September 2015 from 5.3% as of June 2015. Third quarter financial conditions weakened with increased interest rate volatility, wider credit spreads, and lower U.S. equity prices. Still, the low interest rate environment, coupled with the decline in energy prices, should be supportive of U.S. economic growth, as policy rates are below levels that would be historically indicated by recent unemployment and inflation indicators alone. Countering the positive influence on the economy is weak capital investment, tepid wage and consumer debt growth, and the stronger dollar. Households are once again increasing their debt levels, albeit at a modest rate, which increases their ability to consume goods and services. Inflation data has continued to indicate smaller increases than the Federal Reserve's 2% target, with core personal consumption expenditures prices having increased 1.3% year-over-year as of August 2015. Markets continue to try to discern the timing of the first interest rate increase by the Federal Reserve and still expect that it may come later this year.
The interest rate environment has been broadly supportive for Agency RMBS, and we believe it will continue to be. Range-bound interest rates create a good environment for MBS investors, as the prepayment option embedded in Agency RMBS is less onerous if interest rates are likely to neither fall nor rise dramatically. Further, continued tight residential mortgage loan underwriting standards restrict the ability of homeowners to refinance, which is normally to the detriment of MBS investors. We believe quantitative easing in Europe and Japan will create international demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee. Further, Agency RMBS investors saw the muted market impact from Federal Reserve tapering of Agency RMBS purchases in the fourth quarter of 2014 as that program ended with little noticeable impact on Agency RMBS valuations. There has been adequate demand from investors and limited supply of new Agency RMBS to offset the decline in demand from the Federal Reserve. Still, Agency MBS modestly underperformed equal duration U.S. Treasury notes during the third quarter reflecting worsening financial conditions including wider investment grade credit spreads. Exacerbating the under performance of Agency MBS was the strong performance of interest rate swaps which are commonly used to hedge the interest rate duration risk in MBS portfolios. Interest rate swap spreads, generally thought likely to widen in times of weakening financial conditions, actually tightened markedly in the third quarter. Ten year swap yields declined by approximately 46 basis points while similar maturity Treasury yields only declined by 31 basis points, thus the spread or difference narrowed by 15 basis points. By comparison, the 30 year current coupon mortgage yield declined 30 basis points. Repurchase agreement financing one-month rates for Agency RMBS increased in the third quarter from the high 30’s basis points range in July to nearly 50 basis points in early September due in large part to expectations of a September rate increase by the Federal Reserve and possibly also due to weakening financial conditions. After the September Federal Reserve meeting passed with no rate increase, rates declined to the low 40’s basis points range, which was still somewhat elevated due to quarter end pressures.
With respect to mortgage credit assets, CMBS yield spreads over comparable term interest rate swaps widened over the quarter as financial conditions deteriorated and supply of CMBS increased. Spreads in unrated GSE CRTs also widened over the third quarter of 2015, while legacy non-Agency RMBS prices were generally stable. We continue to believe a gradually improving economy, coupled with low interest rates, should foster a favorable environment for residential and commercial real estate. Specifically, this environment should support modest growth in property prices and rents, encourage favorable financing terms and aid in tempering new supply.
The impact of regulatory initiatives on the economy may also affect our business and our financial results. The Dodd-Frank Act, enacted in July 2010, contains numerous provisions affecting the financial and mortgage industries, many of which may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and the markets in which we invest. For example, the Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that residential borrowers have a reasonable ability to repay a mortgage loan. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage (“QM”) framework that provides certain legal protections to residential mortgage loan lenders, which includes restrictions on loan features, points and fees and borrower debt-to-income ratios. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the impact of these regulations and others could affect our ability to securitize or invest in newly originated loans in the future.
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

Investment Activities
In the third quarter of 2015, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. We have over the last year and over the last quarter maintained a relatively balanced allocation of our equity among residential credit, commercial credit and Agency RMBS.
The table below shows the allocation of our equity as of September 30, 2015, December 31, 2014 and September 30, 2014:

	As of
$ in thousands	September 30, 2015	December 31, 2014	September 30, 2014
Agency RMBS	35%	32%	33%
Residential Credit (1)	31%	34%	33%
Commercial Credit (2)	34%	34%	34%
Total	100%	100%	100%

(1)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.

(2)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $37.9 million (which are included in Other Investments), are considered commercial credit.
The table below shows the breakdown of our investment portfolio as of September 30, 2015, December 31, 2014 and September 30, 2014:

	As of
$ in thousands	September 30, 2015	December 31, 2014	September 30, 2014
Agency RMBS:
30 year fixed-rate, at fair value	4,214,946	4,790,293	4,901,116
15 year fixed-rate, at fair value	1,702,382	1,327,101	1,389,953
Hybrid ARM, at fair value	3,447,613	2,976,918	2,650,321
ARM, at fair value	452,831	546,782	532,880
Agency CMO, at fair value	416,662	450,895	453,748
Non-Agency RMBS, at fair value	2,624,608	3,061,647	3,302,080
GSE CRT, at fair value	651,705	625,424	610,326
CMBS, at fair value	3,304,214	3,469,835	3,456,610
Residential loans, at amortized cost	3,307,249	3,365,003	3,103,434
Commercial loans, at amortized cost	187,038	145,756	144,707
Total Investment portfolio	20,309,248	20,759,654	20,545,175
During 2015, we have reinvested cash flows from our Agency RMBS portfolio into 15 year fixed-rate Agency RMBS and Hybrid ARM Agency RMBS.  We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively short durations because they are collateralized by higher coupons.  We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. The average coupon of our 30 year fixed-rate Agency RMBS declined to 4.26% at September 30, 2015, compared to 4.30% at September 30, 2014. Additionally, we hold 15 year fixed-rate Agency RMBS, Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities, to hedge the risk of higher interest rates.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRTs, CMBS and residential and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions. As shown in the table above, exposure to credit assets has remained relatively stable as we believe the improving economy will provide better risk-adjusted returns for this asset class while having lower interest rate exposure relative to Agency RMBS.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduces our need to hedge interest rate risk. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs over the past twelve months as paydowns from principal repayments and limited dispositions have reduced our non-Agency RMBS holdings.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. The allocation of our CMBS holdings in our MBS and GSE CRT portfolio is approximately 19.7% as of September 30, 2015.
During 2015, we invested in and consolidated one additional residential loan securitization trust collateralized by prime jumbo loans that were generally originated in 2011 or later. We believe these loans have high credit quality based on their risk characteristics, including but not limited to high FICO scores, low historical delinquencies and low loan-to-value ratios based on current estimated home values. We have invested in and consolidated eleven residential loan securitization trusts that hold $3.3 billion of residential loans as of September 30, 2015. For further details on the residential loan portfolio, refer to Note 3 - "Variable Interest Entities" of our condensed consolidated financial statements.
During 2015, we originated three new commercial real estate loans, and two of our existing commercial real estate loans prepaid ahead of their contractual maturities. As of September 30, 2015, our commercial real estate loan portfolio includes a first mortgage loan and seven mezzanine loans that we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements.
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of September 30, 2015 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Prime	0.5%	1.6%	4.0%	3.8%	9.9%	2.1%	—%	—%	0.1%	—%	7.4%	1.9%	—%	31.3%
Re-REMIC (1)	—%	—%	—%	—%	0.3%	—%	0.9%	4.2%	16.7%	7.5%	0.5%	—%	—%	30.1%
Alt-A	—%	0.6%	8.1%	6.2%	7.9%	—%	—%	—%	—%	—%	—%	—%	—%	22.8%
Subprime/reperforming	—%	—%	—%	0.1%	0.3%	—%	—%	—%	—%	—%	2.0%	11.9%	1.5%	15.8%
Total Non-Agency	0.5%	2.2%	12.1%	10.1%	18.4%	2.1%	0.9%	4.2%	16.8%	7.5%	9.9%	13.8%	1.5%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	38.6%	52.5%	8.9%	100.0%
CMBS	—%	—%	4.1%	10.0%	0.4%	—%	—%	7.4%	22.6%	12.2%	13.7%	27.7%	1.9%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 11.0% for 2005, 32.3% for 2006, and 56.7% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of September 30, 2015:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	41.8%	California	22.0%	California	16.1%
New York	6.8%	Texas	5.6%	New York	12.6%
Florida	6.8%	Virginia	4.5%	Texas	9.3%
Virginia	3.8%	New York	4.1%	Florida	5.7%
New Jersey	3.7%	Illinois	4.0%	Pennsylvania	4.2%
Maryland	3.7%	Massachusetts	3.6%	Illinois	4.2%
Washington	2.8%	Florida	3.6%	New Jersey	3.5%
Illinois	2.8%	Washington	3.3%	Ohio	3.0%
Massachusetts	2.1%	Colorado	3.3%	Virginia	2.9%
Georgia	2.1%	New Jersey	3.2%	Maryland	2.8%
Other	23.6%	Other	42.8%	Other	35.7%
Total	100.0%	Total	100.0%	Total	100.0%
The following table displays certain characteristics of our residential loans held-for-investment at September 30, 2015 by year of origination.

$ in thousands	2014	2013	2012	2011	2010	2009	2008	2007	Total
Portfolio Characteristics:
Number of Loans	692	2,596	720	86	25	6	14	14	4,153
Current Principal Balance	513,819	1,998,969	625,255	91,620	23,841	2,737	12,327	11,416	3,279,984
% of Current Principal Balance to Total	15.7%	60.9%	19.1%	2.8%	0.7%	0.1%	0.4%	0.3%	100.0%
Net Weighted Average Coupon Rate	3.46%	3.45%	3.24%	3.38%	3.74%	3.69%	5.47%	4.67%	3.42%
Weighted Average Maturity (years)	28.72	27.81	27.28	25.74	25.22	23.76	22.92	21.84	27.73
Current Performance:
Current	513,819	1,997,171	625,255	91,620	23,841	2,737	11,697	11,416	3,277,556
30 Days Delinquent	—	560	—	—	—	—	630	—	1,190
60 Days Delinquent	—	—	—	—	—	—	—	—	—
90+ Days Delinquent	—	1,238	—	—	—	—	—	—	1,238
Bankruptcy/Foreclosure	—	—	—	—	—	—	—	—	—
Total	513,819	1,998,969	625,255	91,620	23,841	2,737	12,327	11,416	3,279,984
The following table presents the geographic concentrations of our residential loans held-for-investment at September 30, 2015 based on principal balance outstanding:

State	Percent
California	53.1%
New York	7.6%
Massachusetts	5.9%
Illinois	3.6%
Other states (none greater than 3%)	29.8%
Total	100.0%

Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2015, we had entered into repurchase agreements totaling $12.9 billion (December 31, 2014: $13.6 billion). The decrease in our repurchase agreement balance over the past nine months was primarily due to replacing some of our repurchase borrowings with secured loans, as discussed below.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of September 30, 2015, IAS Services LLC had $1.675 billion in outstanding secured advances and is approved for total available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. For the three and nine months ended September 30, 2015, IAS Services LLC had average borrowings of $1.6 billion with a weighted average borrowing rate of 0.40% and 0.39%, respectively.
During the nine months ended September 30, 2015, we repurchased 3,695,368 shares of our common stock at an average repurchase price of $13.53 per share for a net cost of $50.0 million, including acquisition expenses.
We have also committed to invest up to $122.4 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2015, $97.0 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $25.4 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of September 30, 2015 and December 31, 2014, we had investment related payables of $55.0 million, and $17.0 million, respectively. None of these investment related payables were outstanding more than thirty days. The change in balance was primarily due to an increase in unsettled MBS purchases as of September 30, 2015. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of September 30, 2015 and December 31, 2014, the Company had investment related receivables of $24.9 million and $38.7 million, respectively. None of these investment related receivables were outstanding more than thirty days.
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

As of September 30, 2015, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $11.5 billion (September 30, 2014: $12.2 billion) of borrowings. The notional amount of interest rate swaps was reduced in line with the reduced interest rate risk in our portfolio after the reallocation away from longer duration 30 year fixed-rate Agency RMBS into shorter duration 15 year fixed-rate Agency RMBS and Hybrid ARM Agency RMBS. As of September 30, 2015, included in this amount are forward starting swaps with a total notional amount of $1.6 billion, with starting dates ranging from February 5, 2016 to June 24, 2016. The change in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of September 30, 2015, we have no outstanding fixed pay interest rate swaptions. As of September 30, 2014, we held $1.1 billion in notional amount of fixed pay interest rate swaptions as an asset with a fair value of $3.0 million. The swaptions that we held at September 30, 2014 expired unexercised, and the Company realized a loss of $10.3 million on these contracts. As of September 30, 2015, we held $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $73,000. We did not have any out outstanding fixed receive interest rate swaptions as of September 30, 2014. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of September 30, 2015, we have no outstanding futures contracts. As of September 30, 2014, we held $250.1 million in notional amount of short U.S. Treasury futures contracts as an asset with a fair value of $1.0 million. During the nine months ended September 30, 2015, we sold U.S. Treasury futures contracts of $248.3 million (September 30, 2014: $989.5 million) in notional amount and realized a net loss of $943,000 (September 30, 2014: $8.9 million). We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2015, we have no outstanding to-be-announced securities ("TBAs"). As of September 30, 2014, we held $826.0 million in notional amount of TBAs as a liability with a fair value of $1.5 million and $281.0 million in notional amount of TBAs as an asset with a fair value of $608,000. During the nine months ended September 30, 2015, we settled TBAs of $446.0 million (September 30, 2014: $1.2 billion) in notional amount and realized a net loss of $2.3 million (September 30, 2014: $4.3 million). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2015, we held $6.9 million (September 30, 2014: $38.1 million) in notional amount of currency forward contracts as an asset with a fair value of $191,000 (September 30, 2014: $1.1 million), and a liability with a fair value of $50,000 (September 30, 2014: $0). During the nine months ended September 30, 2015, we settled currency forward contracts of $127.6 million (September 30, 2014: $33.8 million) in notional amount and realized a net gain of $1.1 million (September 30, 2014: $330,000). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $17.66 and $18.82 as of September 30, 2015 and December 31, 2014, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
The change in our book value through the third quarter of 2015 was primarily due to realized and unrealized losses on derivative instruments recorded in our condensed consolidated statements of operations and the change in valuation of our investment portfolio that is recorded in accumulated other comprehensive income on our condensed consolidated balance sheets.
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
Mortgage-Backed and Credit Risk Transfer Securities. We record our MBS except Agency MBS IOs as available-for-sale and report them at fair value. Agency MBS IOs and GSE CRTs are hybrid financial instruments reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. Various observable inputs are used to fair value our MBS and GSE CRTs that may change with market conditions. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K/A for the year ended December 31, 2014 and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities" of our condensed consolidated financial statements.

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
Residential and Commercial Loans. Residential loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. Commercial loans held-for-investment are carried at cost net of any allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as we deem necessary. In addition, since we have not incurred any direct losses on our portfolio, we use national historical credit performance information from a third party to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K/A for the year ended December 31, 2014.
Interest Income Recognition. Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method. Interest income on our non-Agency RMBS (and other prepayable mortgage-backed securities where we may not recover substantially all of our initial investment) is based on estimated cash flows. We estimate, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and interest income. Interest income recognition on our Agency RMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method. Interest income from our residential loans is recognized on an accrual basis with the related premiums being amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. Interest income from our commercial loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk. The Company records all derivatives on its condensed consolidated balance sheets at fair value. Effective December 31, 2013, the Company voluntarily discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities" of our condensed consolidated financial statements.
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
Expected Impact of New Authoritative Guidance on Future Financial Information
In February 2015, the FASB issued modifications to existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The new guidance is not expected to have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied on a retrospective basis. The balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The new guidance is not expected to have a material impact on our condensed consolidated financial statements.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2015	2014 (As Restated)	2015	2014 (As Restated)
Interest Income
Mortgage-backed and credit risk transfer securities	129,260	139,419	390,623	436,019
Residential loans (1)	28,380	22,713	88,001	60,888
Commercial loans	3,743	2,649	11,349	6,329
Total interest income	161,383	164,781	489,973	503,236
Interest Expense
Repurchase agreements	41,303	45,756	125,544	142,649
Secured loans	1,622	1,223	4,639	1,399
Exchangeable senior notes	5,620	5,620	16,840	16,840
Asset-backed securities (1)	20,686	17,660	64,913	47,421
Total interest expense	69,231	70,259	211,936	208,309
Net interest income	92,152	94,522	278,037	294,927
(Reduction in) provision for loan losses	(81)	(209)	(213)	(52)
Net interest income after (reduction in) provision for loan losses	92,233	94,731	278,250	294,979
Other Income (loss)
Gain (loss) on investments, net	(2,958)	(48,364)	10,090	(86,333)
Equity in earnings of unconsolidated ventures	1,894	1,145	9,131	5,480
Gain (loss) on derivative instruments, net	(220,602)	(3,704)	(287,344)	(322,832)
Realized and unrealized credit derivative income (loss), net	2,928	(28,613)	24,904	20,929
Other investment income (loss), net	739	(1,358)	1,518	(1,358)
Total other income (loss)	(217,999)	(80,894)	(241,701)	(384,114)
Expenses
Management fee – related party	10,058	9,214	28,816	27,876
General and administrative	2,507	2,519	6,186	6,906
Consolidated securitization trusts (1)	2,132	1,560	6,544	4,108
Total expenses	14,697	13,293	41,546	38,890
Net income (loss)	(140,463)	544	(4,997)	(128,025)
Net income (loss) attributable to non-controlling interest	(1,629)	6	(80)	(1,456)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(138,834)	538	(4,917)	(126,569)
Dividends to preferred stockholders	5,716	2,713	17,148	8,138
Undeclared cumulative dividends to preferred stockholders	—	661	—	661
Net income (loss) attributable to common stockholders	(144,550)	(2,836)	(22,065)	(135,368)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.18)	(0.02)	(0.18)	(1.10)
Diluted	(1.18)	(0.02)	(0.18)	(1.10)
Dividends declared per common share	0.40	0.50	1.30	1.50
Weighted average number of shares of common stock:
Basic	122,046,614	123,098,355	122,763,243	123,104,728
Diluted	123,471,614	124,523,355	124,188,243	124,529,728

(1)
The condensed consolidated statements of operations include income and expenses of consolidated variable interest entities. Refer to Note 3 - “Variable Interest Entities” of our condensed consolidated financial statements for further discussion.

Net Income (Loss) Summary
For the three months ended September 30, 2015, our net loss attributable to common stockholders was $144.6 million (September 30, 2014: $2.8 million) or $1.18 (September 30, 2014: $0.02) basic and diluted net loss per average share available to common stockholders. The higher net loss attributable to common stockholders for the three months ended September 30, 2015 versus 2014 is primarily attributable to realized and unrealized losses on derivative instruments of $220.6 million in the 2015 period versus $3.7 million in the 2014 period. Higher net losses are partially offset by lower net losses on investments totaling $3.0 million for the three months ended September 30, 2015 versus $48.4 million for the three months ended September 30, 2014.
For the nine months ended September 30, 2015 our net loss attributable to common stockholders was $22.1 million (September 30, 2014: $135.4 million) or $0.18 (September 30, 2014: $1.10) basic and diluted net loss per average share available to common stockholders. The lower net loss attributable to common stockholders for the nine months ended September 30, 2015 versus 2014 is primarily attributable to a net gain on investments of $10.1 million in the 2015 period versus a net loss on investments of $86.3 million in the 2014 period; and lower realized and unrealized losses on derivative instruments of $287.3 million in the 2015 period versus $322.8 million in the 2014 period.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in AOCI. For the three months ended September 30, 2015, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $173.8 million (September 30, 2014: $47.7 million unrealized gain). For the nine months ended September 30, 2015, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $113.2 million (September 30, 2014: $146.1 million unrealized loss). In addition, during the three months ended September 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $15.7 million (September 30, 2014: $21.2 million) and $51.2 million (September 30, 2014: $64.1 million) for the nine months ended September 30, 2015. Reclassification of amortization of net deferred losses on de-designated interest rate swaps is recorded as interest expense in our condensed consolidated statements of operations.
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), effective debt-to-equity ratio and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized (gain) loss on derivative instruments, net; realized and unrealized change in fair value of GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred swap losses on de-designation; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities and the valuation assigned to the debt host contract associated with our GSE CRTs in other comprehensive income on our consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2015	2014 (As Restated)	2015	2014 (As Restated)
Net income (loss) attributable to common stockholders	(144,550)	(2,836)	(22,065)	(135,368)
Adjustments:
(Gain) loss on investments, net	2,958	48,364	(10,090)	86,333
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $46,785, $50,446, $138,404 and $154,092, respectively)	3,079	1,016	44,394	34,877
Unrealized (gain) loss on derivative instruments, net	170,738	(47,758)	104,546	133,863
Realized and unrealized change in fair value of GSE CRT embedded derivatives, net	3,564	33,644	(5,091)	(8,307)
(Gain) loss on foreign currency transactions, net	—	1,479	529	1,479
Amortization of net deferred swap losses on de-designation	15,724	21,227	51,182	64,055
Subtotal	196,063	57,972	185,470	312,300
Adjustment attributable to non-controlling interest	(2,272)	(664)	(2,152)	(3,564)
Core earnings	49,241	54,472	161,253	173,368
Basic income (loss) per common share	(1.18)	(0.02)	(0.18)	(1.10)
Core earnings per share attributable to common stockholders	0.40	0.44	1.31	1.41

Effective Interest Income / Effective Yield/ Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
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

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	161,383	3.20%	164,781	3.37%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,373	0.13%	4,784	0.10%
Effective interest income	167,756	3.33%	169,565	3.47%

	Nine Months Ended September 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	489,973	3.20%	503,236	3.41%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	18,443	0.12%	11,754	0.08%
Effective interest income	508,416	3.32%	514,990	3.49%
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	69,231	1.53%	70,259	1.62%
Less: Amortization of net deferred swap losses on de-designation	(15,724)	(0.35)%	(21,227)	(0.49)%
Add: Net interest paid - interest rate swaps	46,785	1.04%	50,446	1.16%
Effective interest expense	100,292	2.22%	99,478	2.29%

	Nine Months Ended September 30,
	2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	211,936	1.56%	208,309	1.60%
Less: Amortization of net deferred swap losses on de-designation	(51,182)	(0.38)%	(64,055)	(0.49)%
Add: Net interest paid - interest rate swaps	138,404	1.02%	154,092	1.18%
Effective interest expense	299,158	2.20%	298,346	2.29%

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	92,152	1.67%	94,522	1.75%
Add: Amortization of net deferred swap losses on de-designation	15,724	0.35%	21,227	0.49%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,373	0.13%	4,784	0.10%
Less: Net interest paid - interest rate swaps	(46,785)	(1.04)%	(50,446)	(1.16)%
Effective net interest income	67,464	1.11%	70,087	1.18%

	Nine Months Ended September 30,
	2015		2014 (As Restated)
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	278,037	1.64%	294,927	1.81%
Add: Amortization of net deferred swap losses on de-designation	51,182	0.38%	64,055	0.49%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	18,443	0.12%	11,754	0.08%
Less: Net interest paid - interest rate swaps	(138,404)	(1.02)%	(154,092)	(1.18)%
Effective net interest income	209,258	1.12%	216,644	1.20%

Effective Debt-to-Equity Ratio and Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, our effective debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of September 30, 2015 and December 31, 2014. We present an effective debt-to-equity ratio that excludes asset-backed securities issued by consolidated securitization trusts from debt because holders of these asset-backed securities have no recourse to us. We also present a repurchase agreement debt-to-equity ratio because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our effective debt-to-equity ratio and repurchase agreement debt-to-equity ratio, non-GAAP financial measures of leverage, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding our refinancing risks and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
September 30, 2015

$ in thousands	Agency RMBS	Non-Agency RMBS (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,234,434	3,064,454	651,705	3,304,214	187,038	3,307,249	37,922	(439,846)	20,347,170
Cash and cash equivalents (1)	33,879	17,275	4,559	20,945	—	—	—	—	76,658
Derivative assets, at fair value (2)	72	1,044	—	—	147	—	45	—	1,308
Other assets	251,765	7,339	525	68,292	1,101	24,692	6,047	(3,551)	356,210
Total assets	10,520,150	3,090,112	656,789	3,393,451	188,286	3,331,941	44,014	(443,397)	20,781,346

Repurchase agreements	8,637,589	2,362,985	497,213	1,414,344	—	—	—	—	12,912,131
Secured loans (3)	439,264	—	—	1,235,736	—	—	—	—	1,675,000
Asset-backed securities issued by securitization trusts (ABS)	—	—	—	—	—	3,299,269	—	(439,846)	2,859,423
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	343,847	—	—	—	50	—	—	—	343,897
Other liabilities	100,966	19,191	4,288	19,557	—	20,191	889	(3,554)	161,528
Total liabilities	9,521,666	2,382,176	501,501	2,669,637	50	3,319,460	400,889	(443,400)	18,351,979

Allocated equity	998,484	707,936	155,288	723,814	188,236	12,481	(356,875)	3	2,429,367
Less equity associated with secured loans:
Collateral pledged	(519,597)	—	—	(1,461,730)	—	—	—	—	(1,981,327)
Secured loans	439,264	—	—	1,235,736	—	—	—	—	1,675,000
Net equity (excluding secured loans)	918,151	707,936	155,288	497,820	NA	NA	NA	3	2,279,195
Debt-to-equity ratio (8)	9.1	3.3	3.2	3.7	—	NA	NA	NA	7.3
Effective debt-to-equity ratio (9)	NA	NA	NA	NA	NA	NA	NA	NA	6.2
Repurchase agreement debt-to-equity ratio (10)	9.4	3.3	3.2	2.8	NA	NA	NA	NA	5.7

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $37.9 million (which are included in Other), are considered commercial credit.

(8)
Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans, asset-backed securities issued by securitization trusts and exchangeable senior notes) to total equity.

(9)	Effective debt-to-equity ratio is calculated as the ratio of total debt excluding ABS (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(10)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

December 31, 2014

$ in thousands	Agency RMBS	Non-Agency RMBS (6)	GSE CRT(6)	CMBS (7)	Comm- ercial Loans (7)	Consol- idated VIEs (4)(6)	Other (7)	Elimin- ations (5)	Total
Investments	10,091,989	3,494,181	625,424	3,469,835	145,756	3,365,003	43,998	(432,534)	20,803,652
Cash and cash equivalents (1)	64,603	41,578	10,154	47,809	—	—	—	—	164,144
Derivative assets, at fair value (2)	23,183	396	—	—	599	—	—	—	24,178
Other assets	111,817	13,742	15,639	75,209	1,030	15,591	7,888	(1,873)	239,043
Total assets	10,291,592	3,549,897	651,217	3,592,853	147,385	3,380,594	51,886	(434,407)	21,231,017

Repurchase agreements	9,018,818	2,676,626	468,782	1,458,451	—	—	—	—	13,622,677
Secured loans (3)	—	—	—	1,250,000	—	—	—	—	1,250,000
Asset-backed securities issued by securitization trusts (ABS)	—	—	—	—	—	3,362,354	—	(432,534)	2,929,820
Exchangeable senior notes	—	—	—	—	—	—	400,000	—	400,000
Derivative liabilities, at fair value	254,026	—	—	—	—	—	—	—	254,026
Other liabilities	56,894	21,351	5,233	37,589	—	10,563	5,887	(1,873)	135,644
Total liabilities	9,329,738	2,697,977	474,015	2,746,040	—	3,372,917	405,887	(434,407)	18,592,167

Allocated equity	961,854	851,920	177,202	846,813	147,385	7,677	(354,001)	—	2,638,850
Less equity associated with secured loans:
Collateral pledged	—	—	—	(1,550,270)	—	—	—	—	(1,550,270)
Secured loans	—	—	—	1,250,000	—	—	—	—	1,250,000
Net equity (excluding secured loans)	961,854	851,920	177,202	546,543	NA	NA	NA	—	2,537,519
Debt-to-equity ratio (8)	9.4	3.1	2.6	3.2	—	NA	NA	NA	6.9
Effective debt-to-equity ratio (9)	NA	NA	NA	NA	NA	NA	NA	NA	5.8
Repurchase agreement debt-to-equity ratio (9)	9.4	3.1	2.6	2.7	NA	NA	NA	NA	5.4

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Non-Agency RMBS, GSE CRT and CMBS.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Represents VIE assets and liabilities before intercompany eliminations. VIEs are securitized entities with no substantive equity at risk.

(5)	Represents our ownership of asset-backed securities and accrued interest eliminated upon consolidation.

(6)	Non-Agency RMBS, GSE CRT and Consolidated VIEs are considered residential credit.

(7)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $44.0 million (which are included in Other), are considered commercial credit.

(8)
Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans, asset-backed securities issued by securitization trusts and exchangeable senior notes) to total equity.

(9)	Effective debt-to-equity ratio is calculated as the ratio of total debt excluding ABS (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(10)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to net equity (excluding secured loans).

Interest Income and Average Earning Asset Yield
The table below presents certain information for our portfolio for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,673,615	1,397,663	1,723,135	1,494,733
30 year fixed-rate, at amortized cost	4,228,400	5,134,370	4,402,012	6,040,458
ARM, at amortized cost	450,691	536,670	452,654	451,129
Hybrid ARM, at amortized cost	3,403,052	2,602,008	3,182,022	2,304,997
MBS-CMO, at amortized cost	414,310	463,742	432,916	481,800
Non-Agency RMBS, at amortized cost	2,603,949	3,177,041	2,756,220	3,313,231
GSE CRT, at amortized cost	668,639	544,057	660,457	426,611
CMBS, at amortized cost	3,200,091	3,084,169	3,222,013	2,814,581
Residential loans, at amortized cost	3,355,373	2,536,820	3,399,570	2,256,634
Commercial loans, at amortized cost	176,857	122,803	168,390	96,819
Average Investment portfolio	20,174,977	19,599,343	20,399,389	19,680,993
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.26%	2.59%	2.17%	2.66%
30 year fixed-rate	2.68%	2.95%	2.79%	3.05%
ARM	2.22%	2.30%	2.31%	2.31%
Hybrid ARM	2.18%	2.35%	2.10%	2.30%
MBS - CMO	2.31%	3.03%	3.08%	3.54%
Non-Agency RMBS	4.94%	4.44%	4.55%	4.44%
GSE CRT (2)	0.53%	0.51%	0.51%	0.51%
CMBS	4.38%	4.50%	4.37%	4.51%
Residential loans	3.39%	3.61%	3.46%	3.60%
Commercial loans	8.39%	8.44%	8.16%	8.62%
Average Investment portfolio	3.20%	3.37%	3.20%	3.41%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	GSE CRT average portfolio yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.2 billion (September 30, 2014: $19.6 billion) and earned interest income of $161.4 million (September 30, 2014: $164.8 million) for the three months ended September 30, 2015. The yield on our average investment portfolio was 3.20% (September 30, 2014: 3.37%).
We had average earning assets of approximately $20.4 billion (September 30, 2014: $19.7 billion) and earned interest income of $490.0 million (September 30, 2014: $503.2 million) for the nine months ended September 30, 2015. The yield on our average investment portfolio was 3.20% (September 30, 2014: 3.41%).
Average assets increased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to the consolidation of additional residential loan securitizations. We consolidated eleven residential loan securitizations as of September 30, 2015 compared to nine consolidated residential loan securitizations as of September 30, 2014. The yield on our average investment portfolio declined for the three and nine months ended September 30, 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. During 2015, we have reinvested cash flows from our Agency RMBS portfolio into 15 year fixed-rate Agency RMBS and Hybrid ARM Agency RMBS as we believe these securities have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS.  We also consolidated new residential loan securitizations in the fourth quarter of 2014 and the first quarter of 2015 that hold Hybrid ARM loans which have lower interest rates than the 30-year fixed rate loans held by our earlier consolidated securitizations. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of September 30, 2015, approximately 35% of our equity is allocated to Agency RMBS; 34% is allocated to investments in commercial credit and 31% is allocated to residential credit.
We compute our effective interest income (non-GAAP measure) and effective yield (non-GAAP measure) by adding GSE CRT embedded derivative coupon interest to our interest income. Effective interest income (non-GAAP measure) was $167.8 million (September 30, 2014: $169.6 million) for the three months ended September 30, 2015. Effective interest income (non-GAAP measure) was $508.4 million (September 30, 2014: $515.0 million) for the nine months ended September 30, 2015.
For the three months ended September 30, 2015, our effective yield (non-GAAP measure) was 3.33% (September 30, 2014: 3.47%), and for the nine months ended September 30, 2015, our effective yield (non-GAAP measure) was 3.32% (September 30, 2014: 3.49%). Our effective yield declined in the three and nine months ended September 30, 2015 versus the 2014 period primarily due to decline in the yield on our average investment portfolio.
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

	September 30, 2015		June 30, 2015
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	13.1	14.7	10.7	15.1
30 year Agency RMBS	14.8	16.7	13.9	17.1
Agency Hybrid ARM RMBS	15.2	NA	17.3	NA
Non-Agency RMBS	15.3	NA	14.0	NA
GSE CRT	12.6	NA	13.9	NA
Weighted average CPR	14.7	NA	14.4	NA

Interest Expense and the Cost of Funds
The table below presents certain information related to our financing for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2015	2014	2015	2014
Average Borrowings*:
Agency RMBS (1)	9,172,106	9,078,815	9,123,526	9,603,237
Non-Agency RMBS	2,405,227	2,780,808	2,524,969	2,857,548
GSE CRT	501,554	425,374	483,890	315,826
CMBS (1)	2,686,395	2,437,566	2,671,552	2,171,806
Exchangeable senior notes	400,000	400,000	400,000	400,000
Asset-backed securities issued by securitization trusts	2,904,831	2,228,234	2,950,981	1,989,656
Total borrowed funds	18,070,113	17,350,797	18,154,918	17,338,073
Maximum borrowings during the period (2)	18,183,099	17,967,829	18,416,608	17,967,829
Average Cost of Funds (3):
Agency RMBS (1)	0.40%	0.33%	0.37%	0.34%
Non-Agency RMBS	1.60%	1.53%	1.56%	1.53%
GSE CRT	1.75%	1.51%	1.69%	1.49%
CMBS (1)	0.93%	0.98%	0.91%	1.19%
Exchangeable senior notes	5.62%	5.62%	5.61%	5.61%
Asset-backed securities issued by securitization trusts	2.85%	3.17%	2.93%	3.18%
Unhedged cost of funds (4)	1.18%	1.13%	1.18%	1.11%
Hedged / Effective cost of funds (non-GAAP measure)	2.22%	2.29%	2.20%	2.29%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense.
Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $18.1 billion (September 30, 2014: $17.4 billion) and total interest expense of $69.2 million (September 30, 2014: $70.3 million) for the three months ended September 30, 2015. We had average borrowed funds of $18.2 billion (September 30, 2014: $17.3 billion) and total interest expense of $211.9 million (September 30, 2014: $208.3 million) for the nine months ended September 30, 2015. The increase in average borrowed funds for the three and nine months ended September 30, 2015 compared to 2014 was primarily the result of higher asset-backed security balances associated with new investments in consolidated residential loan securitizations. The Company consolidated eleven residential loan securitizations as of September 30, 2015 (nine consolidated residential loan securitizations as of September 30, 2014).
We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest paid related to our interest rate swaps and excluding the amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense from our interest expense. Effective interest expense (non-GAAP measure) was $100.3 million (September 30, 2014: $99.5 million) for the three months ended September 30, 2015. Effective interest expense (non-GAAP measure) was $299.2 million (September 30, 2014: $298.3 million) for the nine months ended September 30, 2015.
For the three months ended September 30, 2015, our cost of funds was 1.53% (September 30, 2014: 1.62%), and for the nine months ended September 30, 2015, our cost of funds was 1.56% (September 30, 2014: 1.60%). For the three months ended September 30, 2015, our effective cost of funds (non-GAAP measure) was 2.22% (September 30, 2014: 2.29%), and for the nine months ended September 30, 2015, our effective cost of funds (non-GAAP measure) was 2.20% (September 30, 2014: 2.29%). Our effective cost of funds declined in the three and nine months ended September 30, 2015 versus the 2014 period primarily due to lower net interest paid on interest rate swaps.

Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $92.2 million (September 30, 2014: $94.5 million) for the three months ended September 30, 2015 and $278.0 million (September 30, 2014: $294.9 million) for the nine months ended September 30, 2015. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.67% (September 30, 2014: 1.75%) for the three months ended September 30, 2015 and 1.64% (September 30, 2014: 1.81%) for the nine months ended September 30, 2015. The decrease in net interest income and net interest margin was primarily the result of a lower average portfolio yield and higher average borrowed funds for the three and nine months ended September 30, 2015 compared to 2014.
We compute our effective net interest income (non-GAAP measure) and effective interest rate margin (non-GAAP measure) by adding amortization of net deferred losses on de-designated interest rate swaps and GSE CRT embedded derivative coupon interest, and subtracting net interest paid on our interest rate swaps to our net interest income. Our effective net interest income (non-GAAP measure) totaled $67.5 million (September 30, 2014: $70.1 million) for the three months ended September 30, 2015 and $209.3 million (September 30, 2014: $216.6 million) for the nine months ended September 30, 2015. Our effective interest rate margin (non-GAAP measure) was 1.11% (September 30, 2014: 1.18%) for the three months ended September 30, 2015 and 1.12% (September 30, 2014: 1.20%) for the nine months ended September 30, 2015.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate our residential and commercial loans, held-for-investment to determine if it is probable that all amounts due under the terms of the loan agreements will be collected. Based upon this analysis, we recorded a decrease in the provision for loan losses of $81,000 (September 30, 2014: $209,000) for the three months ended September 30, 2015, and $213,000 (September 30, 2014: $52,000) for the nine months ended September 30, 2015. Our provision for loan losses is solely for residential loans held-for-investment by consolidated securitization trusts. The Company has evaluated the collectibility of its commercial loans held-for-investment and determined that no provision for loan losses is required as of September 30, 2015.
Gain (Loss) on Investments, net
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; and (ii) the change in fair value of Agency MBS IOs.
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Securities that do not meet our risk and return targets are sold. During the three months ended September 30, 2015, we sold mortgage-backed and credit risk transfer securities and recognized a net loss of $1.4 million (September 30, 2014: $48.0 million) and a net gain of $3.2 million (September 30, 2014: $80.4 million net loss) for the nine months ended September 30, 2015.
The Company accounts for Agency MBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the Company's condensed consolidated statements of operations. Gain (loss) on Agency MBS IOs totaled $1.6 million net loss (September 30, 2014: $412,000 net loss) during the three months ended September 30, 2015 and $6.9 million net gain (September 30, 2014: $5.9 million net loss) for the nine months ended September 30, 2015.
Loss on Other-Than-Temporary Impaired Securities
For the three and nine months ended September 30, 2015 and 2014, we did not recognize any losses on other-than-temporarily impaired securities in the condensed consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.

Equity in Earnings of Unconsolidated Ventures
For the three months ended September 30, 2015, we recorded equity in earnings of unconsolidated ventures of $1.9 million (September 30, 2014: $1.1 million). Equity in earnings of unconsolidated ventures increased for the three months ended September 30, 2015 compared to 2014 primarily due to higher unrealized appreciation of underlying portfolio investments in the 2015 period.
For the nine months ended September 30, 2015, we recorded equity in earnings of unconsolidated ventures of $9.1 million (September 30, 2014: $5.5 million). Equity in earnings of unconsolidated ventures increased for the nine months ended September 30, 2015 compared to 2014 primarily due to higher unrealized appreciation of underlying portfolio investments in the 2015 period.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(46,785)	(173,817)	(220,602)
Interest Rate Swaptions	(2,590)	—	2,589	(1)
TBAs	—	—	—	—
Futures Contracts	—	—	—	—
Currency Forward Contracts	(489)	—	490	1
Total	(3,079)	(46,785)	(170,738)	(220,602)

$ in thousands	Nine Months Ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(138,404)	(113,151)	(283,436)
Interest Rate Swaptions	(10,328)	—	8,594	(1,734)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,050	—	(457)	593
Total	(44,394)	(138,404)	(104,546)	(287,344)

$ in thousands	Three Months Ended September 30, 2014
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	1,348	(50,446)	47,709	(1,389)
Interest Rate Swaptions	—	—	(2,185)	(2,185)
TBAs	(2,943)	—	368	(2,575)
Futures Contracts	249	—	786	1,035
Currency Forward Contracts	330	—	1,080	1,410
Total	(1,016)	(50,446)	47,758	(3,704)

$ in thousands	Nine Months Ended September 30, 2014
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	1,348	(154,092)	(146,116)	(298,860)
Interest Rate Swaptions	(23,275)	—	13,596	(9,679)
TBAs	(4,343)	—	(867)	(5,210)
Futures Contracts	(8,937)	—	(1,556)	(10,493)
Currency Forward Contracts	330	—	1,080	1,410
Total	(34,877)	(154,092)	(133,863)	(322,832)

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
The table below summarizes realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2015	2014 (As Restated)	2015	2014 (As Restated)
CDS premium income	215	325	722	1,053
Change in fair value of CDS	(96)	(78)	648	(185)
GSE CRT embedded derivative coupon interest	6,373	4,784	18,443	11,754
Gain (loss) on settlement of GSE CRT embedded derivatives	284	—	(2,184)	—
Change in fair value of GSE CRT embedded derivatives	(3,848)	(33,644)	7,275	8,307
Total	2,928	(28,613)	24,904	20,929
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to a commercial loan investment that prepaid in the second quarter of 2015 before its contractual maturity.

Expenses
For the three months ended September 30, 2015, we incurred management fees of $10.1 million (September 30, 2014: $9.2 million) and $28.8 million (September 30, 2014: $27.9 million) for the nine months ended September 30, 2015, which are payable to our Manager under our management agreement. Management fees increased during the third quarter of 2015 primarily due to a change in how our fees are calculated. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and description of how our fees are calculated.
For the three months ended September 30, 2015, our general and administrative expenses not covered under our management agreement amounted to $2.5 million (September 30, 2014: $2.5 million) and $6.2 million (September 30, 2014: $6.9 million) for the nine months ended September 30, 2015. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. During the third quarter of 2015, the Company incurred restatement-related expenses for third party consulting, accounting, auditing and legal fees of approximately $750,000. General and administrative expenses in the three months ended September 30, 2014 included $759,000 of consolidated securitization organization expenses and commercial loan transaction costs. General and administrative costs in the nine months ended September 30, 2015 were lower than the 2014 period primarily because the 2014 period included $1.4 million of commercial loan transaction costs and consolidated securitization organization expenses, which were partially offset by restatement-related expenses of approximately $950,000 incurred in 2015.
For the three months ended September 30, 2015, consolidated securitization trust expenses totaled $2.1 million (September 30, 2014: $1.6 million) and $6.5 million (September 30, 2014: $4.1 million) for the nine months ended September 30, 2015. Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated residential loan securitizations. The increase in securitization trust expenses for the three and nine months ended September 30, 2015 is primarily due to an increase in the number of consolidated residential loan securitizations from nine as of September 30, 2014 to eleven as of September 30, 2015.

Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended September 30, 2015, our net loss after preferred dividends was $146.2 million (September 30, 2014: $2.8 million) and our annualized loss on average equity was 25.51% (September 30, 2014: 0.47% ). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivative instruments of $220.6 million in the 2015 period versus $3.7 million in the 2014 period. For the three months ended September 30, 2015, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $173.8 million (September 30, 2014: $47.7 million unrealized gain). In addition, during the three months ended September 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $15.7 million (September 30, 2014: $21.2 million).
For the nine months ended September 30, 2015, our net losses after preferred dividends was $22.1 million (September 30, 2014: $136.8 million) and our annualized losses on average equity was 1.23% (September 30, 2014: 7.54%). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $287.3 million in the 2015 period versus $322.8 million in the 2014 period. For the nine months ended September 30, 2015, we recognized an unrealized losses for the change in fair value of our interest rates swaps of $113.2 million (September 30, 2014: $146.1 million). In addition, during the nine months ended September 30, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive losses of $51.2 million (September 30, 2014: $64.1 million)

Liquidity and Capital Resources
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
We held cash and cash equivalents of $76.7 million at September 30, 2015 (September 30, 2014: $128.9 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $276.0 million for the nine month period ended September 30, 2015 (September 30, 2014: $278.3 million).
Our investing activities provided net cash of $354.7 million for the nine month period ended September 30, 2015 (September 30, 2014: $704.8 million used). During the nine month period ended September 30, 2015, we utilized cash to purchase $1.8 billion (September 30, 2014: $3.8 billion) of mortgage-backed and credit risk transfer securities and $372.3 million (September 30, 2014: $1.4 billion) of residential loans. Cash used to purchase new investments was offset by proceeds from asset sales of $290.6 million (September 30, 2014: $3.1 billion), principal payments on mortgage-backed and credit risk transfer securities of $1.9 billion (September 30, 2014: $1.4 billion) and principal repayments on residential loans of $424.6 million (September 30, 2014: $120.9 million). In addition, we originated or funded commercial loans of $105.0 million (September 30, 2014: $81.2 million) which was offset by principal repayments on commercial loans of $63.1 million (September 30, 2014: $400,000).
Our financing activities used net cash of $718.2 million for the nine month period ended September 30, 2015 (September 30, 2014: $344.8 million provided). During the nine months ended September 30, 2015, we utilized cash to repay repurchase agreements of $710.5 million (September 30, 2014: $1.9 billion) and asset-backed securities issued by securitization trusts of $400.2 million (September 30, 2014: $109.6 million). Repayments on repurchase agreements were offset by net proceeds from our secured loans of $425.0 million (September 30, 2014: $1.3 billion), and net proceeds from asset-backed securities issued by new consolidated securitization trusts of $336.1 million (September 30, 2014: $1.2 billion).

As of September 30, 2015, our wholly-owned subsidiary, IAS Services LLC, had $1.675 billion in outstanding secured advances from the FHLBI and is approved for total available uncommitted credit for borrowing of an amount up to $2.5 billion. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. As of September 30, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.5 billion and $519.6 million, respectively.
As of September 30, 2015, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements for Agency RMBS was 4.6%, for non-Agency RMBS was 20.4%, for GSE CRT was 23.5% and for CMBS was 18.4%. Across our repurchase agreements for Agency RMBS, the haircuts range from a low of 3% to a high of 20%, for non-Agency RMBS ranges from a low of 10% to a high of 50%, GSE CRT ranges from a low of 25% to a high of 30% and for CMBS range from a low of 10% to a high of 25%. Our effective cost of funds (non-GAAP measure) was 2.22% (September 30, 2014: 2.29%) for the three months ended September 30, 2015. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 7.3x as of September 30, 2015 (December 31, 2014: 6.9x). In the third quarter our leverage increased approximately 0.4 times due to lower equity after the quarterly decline in book value as we used cash from principal prepayments and maturities to buy back stock rather than reinvest in unencumbered assets. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes and secured loans, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 380 days as of September 30, 2015.
In December 2013, our board of directors approved a share repurchase program of up to 20,000,000 of our common shares with no expiration date. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the nine months ended September 30, 2015, we repurchased 3,695,368 shares of our common stock at an average repurchase price of $13.53 per share for a net cost of $50.0 million, including acquisition expenses. As of September 30, 2015, the Company had authority to purchase 11,146,416 additional shares of its common stock under its share repurchase program.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the nine months ended September 30, 2015, we issued 10,317 shares of common stock (September 30, 2014: 11,459 shares) at an average price of $15.29 (September 30, 2014: $16.71) under the DRSPP with total proceeds of approximately $158,000 (September 30, 2014: $191,000), of which no shares of common stock were issued under the waiver feature of the DRSPP.

Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan or a secured loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities and secured loans, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
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
We are subject to financial covenants in connection with our lending, derivatives and other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants. Our lending and derivative agreements provide that we may be declared in default of our obligations if our leverage ratio exceeds certain thresholds and we fail to maintain stockholders’ equity or market value above certain thresholds over specified time periods.
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
Contractual Commitments
As of September 30, 2015, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	12,912,131	12,912,131	—	—	—
Secured loans	1,675,000	125,000	—	300,000	1,250,000
Unfunded investments in unconsolidated ventures	25,410	4,809	20,601	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Participation interest	150	150	—	—	—
Commercial loans	3,020	892	2,128	—	—
Total contractual obligations (1)	15,015,711	13,042,982	422,729	300,000	1,250,000
Obligations of entities consolidated for financial reporting purposes
Consolidated ABS (2)	2,836,398	378,803	621,255	464,837	1,371,503
Anticipated interest payments on ABS (3)	624,226	85,624	138,334	104,445	295,823
Total obligations of entities consolidated for financial reporting purposes	3,460,624	464,427	759,589	569,282	1,667,326
Total consolidated obligations and commitments	18,476,335	13,507,409	1,182,318	869,282	2,917,326

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
As of September 30, 2015, we have approximately $16.0 million, $50.7 million and $62.1 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.4 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of September 30, 2015, $97.0 million of our commitment has been called. We are committed to fund $25.4 million in additional capital to fund future investments and cover future expenses should they occur.
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
In 2010, we entered into a CDS contract. We sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, we are paid a stated fixed rate fee of 3% of the notional amount of the CDS. We are required to post collateral as security for potential loss payments. We posted collateral to secure potential loss payments of $4.1 million as of September 30, 2015 (December 31, 2014: $5.6 million). The remaining notional amount of the CDS at September 30, 2015 is $26.0 million (December 31, 2014: $36.7 million), and we estimated the fair market value of the CDS to be $1.0 million at September 30, 2015 (December 31, 2014: $396,000). As of September 30, 2015, we have not made any payments related to the CDS contract. As of September 30, 2015, we accepted an offer to terminate the CDS in October 2015 in exchange for a payment to us of $1.0 million.
As of September 30, 2015, we have unfunded commitments on commercial loans of $3.0 million (December 31, 2014: $5.0 million).
Stockholders’ Equity
During the nine months ended September 30, 2015, we issued 10,317 shares (2014: 11,459 shares) of common stock at an average price of $15.29 (2014: $16.71) under the DRSPP with total proceeds to us of approximately $158,000 (2014: $191,000).
During the nine months ended September 30, 2015, we repurchased 3,695,368 shares of our common stock at an average repurchase price of $13.53 per share for a net cost of $50.0 million, including acquisition expenses. During the nine months ended September 30, 2014, we repurchased 1,438,213 shares of our common stock at an average repurchase price of $14.69 per share for a net cost of $21.1 million, including acquisition expenses. As of September 30, 2015, we had authority to purchase 11,146,416 additional shares of our common stock through our share repurchase program.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its independent directors and officers and employees of our Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $255,000 (September 30, 2014: $172,000) related to our non-executive directors for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we issued 16,896 shares (September 30, 2014: 9,356 shares) of restricted stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $168,000 (September 30, 2014: $223,000) for the nine months ended September 30, 2015 related to awards to employees of our Manager and its affiliates. Our Manager reimburses us for this compensation expense under the terms of our management agreement.
During March 2015, we issued 11,547 shares of common stock (net of tax withholding) to employees of our Manager and its affiliates in exchange for 17,783 restricted stock units that vested under the Incentive Plan. In addition, during the nine months ended September 30, 2015, we awarded 17,652 restricted stock units to employees of our Manager and its affiliates. During the nine months ended September 30, 2015, 4,600 units were forfeited by employees.

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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2015. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2015. Consequently, we believe we met the REIT income and asset test as of September 30, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of September 30, 2015. Therefore, as of September 30, 2015, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2015, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

Extension Risk
We compute the projected weighted average life of our investments based upon assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related target asset.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	11.64%	(0.92)%
+0.50%	18.81%	(0.40)%
-0.50%	(25.65)%	0.01%
-1.00%	(52.23)%	(0.25)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at September 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Foreign Exchange Rate Risk
We have an investment in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. We have hedged our foreign currency exposure by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that, because a material weakness in our internal control over financial reporting existed at December 31, 2014 and had not been remediated by the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2015. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected on a timely basis. This material weakness in our internal control over financial reporting and our remediation actions are described below.
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
Changes in Internal Control over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remedial Action
In connection with the preparation of our consolidated financial statements for the fiscal quarter ended June 30, 2015, we determined that we had been improperly accounting for GSE CRTs and Agency MBS IOs as investment securities under ASC 320 - Investments - Debt and Equity Securities instead of accounting for them as hybrid instruments and assessing them for embedded derivative features that may require bifurcation and separate accounting under ASC 815 - Derivatives and Hedging. Our controls over the analysis and review of the appropriate accounting treatment for our mortgage-backed and credit risk transfer securities were not appropriately designed to prevent a material error resulting from the misapplication of GAAP. Our management concluded that this deficiency constitutes a “material weakness” in our internal control over financial reporting. To remediate the material weakness in 2015, we have implemented certain changes in our internal controls. Specifically, we engaged an internationally recognized accounting firm to assist us in reviewing our accounting treatment for mortgage-backed and credit risk transfer securities. In addition, we have formalized our technical accounting review and documentation procedures related to new investments.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any such legal proceedings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table shows common share repurchase activity during the quarter ended September 30, 2015:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at end of period(1)
July 1 - 31, 2015	—	—	—	14,841,784
August 1 - 31, 2015	1,291,460	13.50	1,291,460	13,550,324
September 1 - 30, 2015	2,403,908	13.55	2,403,908	11,146,416
	3,695,368	13.53	3,695,368

(1)
In December 2013, our board of directors approved a share repurchase program of up to 20,000,000 of our common shares with no expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.

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

INVESCO MORTGAGE CAPITAL INC.

November 3, 2015	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 3, 2015	By:	/s/ Richard Lee Phegley, Jr.
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

