Form 10-K
period 2015-12-31
Invesco Mortgage Capital Inc.
filed 2016-02-22
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,762,296,542 based on the closing sales price on the New York Stock Exchange on June 30, 2015. As of February 16, 2016, there were 113,621,371 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K ("Report") and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•
general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), mortgage loan modification programs, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and the continuation of re-investment of principal payments, and our ability to respond to and comply with such actions, initiatives and changes;

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•
the impact of the restatement of our consolidated financial statements as of and for the years ended December 31, 2013 and December 31, 2014 and all interim periods commencing with the quarter ended March 31, 2013 through the quarter ended March 31, 2015, as described in Controls and Procedures included in Part II, Item 9A of this Report;

•
the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”,“Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"). We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act, as amended.
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We have historically financed our residential loans held-for-investment through asset-backed securities ("ABS") issued by consolidated securitization trusts. We have also financed investments through the issuances of debt and equity and may utilize other forms of financing in the future.
Capital Activities
During the three months ended December 31, 2015, we repurchased 5,843,883 shares of our common stock at an average repurchase price of $12.94 per share for a net cost of $75.6 million, including acquisition expenses. During the year ended December 31, 2015, we repurchased 9,539,251 shares of our common stock at an average repurchase price of $13.17 per share for a net cost of $125.6 million, including acquisition expenses. As of December 31, 2015, we had authority to purchase 5,302,533 shares of our common stock through our share repurchase program.
Our Manager
We are externally managed and advised by Invesco Advisers, Inc. Our Manager provides us with our management team, including our officers, and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, and our Manager and its employees are not obligated to dedicate any specific portion of time to our business. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it.

Our Competitive Advantages
We believe that our competitive advantages include the following:
Significant Experience of Our Manager and Our Senior Management
Our senior management and structured investments team has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, through our Manager, we benefit from the insight and capabilities of Invesco’s real estate team, through which we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.
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
We also benefit from our Manager’s and its affiliates’ comprehensive financial and administrative infrastructure, including its risk management, financial reporting, business development, legal and compliance teams.
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, non-Agency RMBS, GSE CRT, CMBS, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets.
Agency RMBS
Agency RMBS are residential mortgage-backed securities issued by a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac that are secured by a collection of mortgages. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed by the issuer. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments of both principal and interest. In effect, these payments are a “pass-through” of scheduled and unscheduled principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the servicers, guarantors or other related parties of the securities.
The principal may be prepaid at any time due to prepayments or defaults on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with other fixed-income securities.
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
In addition, when interest rates are declining, the value of Agency RMBS with prepayment options may not increase as much as other fixed income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of Agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than previously anticipated. This is generally referred to as extension risk.
Mortgage pass-through certificates, collateralized mortgage obligations ("CMOs"), Freddie Mac Gold Certificates, Fannie Mae Certificates and Ginnie Mae Certificates are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make investments.
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
We also invest in non-Agency RMBS structured as re-securitizations of a real estate mortgage investment conduit (“Re-REMIC”). A Re-REMIC is a transaction in which an existing security or securities is transferred to a special purpose entity that has formed a securitization vehicle that has issued multiple classes of securities secured by and payable from cash flows on the underlying securities.
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
Subprime Mortgage Loans
Subprime mortgage loans are loans that do not conform to GSE underwriting guidelines. Subprime borrowers generally have imperfect or impaired credit histories and low credit scores.
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
Financing Strategy
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We have historically financed our residential loans held-for-investment through asset-backed securities issued by consolidated securitization trusts. We have also financed investments through the issuances of debt and equity.
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
Secured Loans
Our wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.
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
We include a table that shows the allocation of our equity to our target assets and our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage in Item 7, "Management's Discussion and Analysis of Operations" of this Report.
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
Foreign Exchange Rate Risk
We have an investment in a commercial loan denominated in foreign currency and an investment in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
Investment Guidelines
Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	our assets will be invested within our target assets; and

•
until appropriate investments can be identified, our Manager may pay off short-term debt, or invest the proceeds of any offering in interest-bearing, short-term investments, including funds that are consistent with maintaining our REIT qualification.

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
Staffing
We are externally managed and advised by Invesco Advisers, Inc. Our Manager provides us with our management team, including our officers, and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Refer to “Certain Relationships and Related Transactions, and Director Independence” for a discussion of our management fee and our relationship with our Manager.

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
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2015, a significant percentage of our non-Agency RMBS, GSE CRTs and CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.

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
We acquire mortgage-backed and credit risk transfer securities and loans that are subject to defaults, foreclosure timeline extension, fraud and residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
Mortgage-backed securities are secured by mortgage loans (primarily single family residential properties for RMBS and single commercial mortgage loans or a pool of commercial mortgage loans for CMBS). GSE CRTs are unsecured obligations of Fannie Mae and Freddie Mac. Coupon payments on GSE CRTs are based on LIBOR, and principal payments and losses are based on prepayments and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. Accordingly, our MBS and GSE CRT investments are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
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
We invest in Agency RMBS, non-Agency RMBS, GSE CRTs, CMBS and mortgage loans that are subject to risks related to interest rate fluctuations. In a normal yield curve environment, short-term interest rates are lower than long-term interest rates. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:

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
We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments and administer escrow accounts on the underlying mortgages and perform loss mitigation services. At times, mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications, short sales and other foreclosure alternatives, may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.  Similarly, legislation at both the federal and state level delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs and potential foreclosure-related litigation. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
In addition, federal and state governmental and regulatory bodies have pursued settlement agreements with a number of mortgage servicers to address alleged servicing and foreclosure deficiencies related to foreclosure practices, staffing levels and/ or documentation. These agreements may result in the temporary delay of foreclosure proceedings while certain third party servicers modify their foreclosure practices. The extension of foreclosure timelines may increase the backlog of foreclosures and the inventory of distressed homes on the market and create greater uncertainty about housing prices. Prior to making investments in non-Agency RMBS, we carefully consider many factors, including housing prices and foreclosure timelines, and formulate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers may impact our loss assumptions and affect the values of, and our returns on, our investments in non-Agency RMBS.
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
If we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.
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
 We may experience a decline in the market value of our mortgage-backed and credit risk transfer securities.
A decline in the market value of our mortgage-backed and credit risk transfer securities may require us to recognize an “other-than-temporary” impairment against such assets under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
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
Our mortgage-backed and credit risk transfer securities are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
Some of our mortgage-backed and credit risk transfer securities are in the form of securities that are not publicly or actively traded. The fair value of mortgage-backed and credit risk transfer securities that are not publicly or actively traded may not be readily determinable. We value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our capital stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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
We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing (including Federal Home Loan Bank advances), and we contribute capital to equity investments. The amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets and is limited by our debt covenants.
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
As a result of ongoing market conditions and a significantly expanded regulatory environment it may be more difficult for us to secure financing.
Our results of operations are materially affected by conditions in the financial markets and the economy generally. Continuing concerns over the expansion of consumer protection rules and regulations, regulatory enforcement actions and their impact on underwriting standards and the overall availability of consumer credit, as well as inflation, energy price volatility, geopolitical issues, unemployment, the cost of credit, the mortgage market and the real estate market contribute to market volatility.
In recent years, dramatic declines in the residential and commercial real estate markets, decreased home prices and increased foreclosures and unemployment resulted in significant asset writedowns by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely significantly on the availability of repurchase agreement financing to acquire many of our target assets. Institutions from which we seek to obtain financing may have owned or financed distressed, non-performing or sub-performing residential or commercial mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. As a result of ongoing market conditions and regulatory actions, it may be more difficult and more costly for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. Our profitability may be adversely affected by this significantly expanded regulatory environment and aggressive enforcement climate in addition to the prospect of liquidity challenges if we are unable to secure financing for our assets.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2015, three counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $113.3 million, or 5% of our stockholders’ equity. Refer to Note 7 - "Borrowings" of our consolidated financial statements included in Part IV, Item 15 of this Report, for additional detail. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements, secured loans and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements, secured loans and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings.

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

A failure to comply with covenants in our repurchase agreements, secured loans and other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

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
We have entered, and may again in the future, enter into derivative contracts that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.
We may invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically a contractual relationship with counterparties and not an acquisition of a referenced security or other asset. In these types of investments, we have no right to directly enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.
The markets for these types of investments may not be liquid. Many of these investments incorporate “pay as you go” credit events which have been introduced into the market fairly recently. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship. To date, we have entered into a limited number of these agreements. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit-enhancement on specific pools of real estate loans. Our efforts to manage the risk associated with these investments, including counterparty risks may prove to be insufficient in enabling us to generate the returns anticipated.

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
Qualification for exception from the definition of investment company under the 1940 Act limits our ability to make certain investments. Therefore, IAS Asset I LLC and the Operating Partnership’s other subsidiaries may need to adjust their respective assets and strategy from time-to-time in order to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act. Any such adjustment in assets or strategy is not expected to have a material adverse effect on our business or strategy. There can be no assurance that we will be able to maintain this exception from the definition of investment company for IAS Asset I LLC and the Operating Partnership’s other subsidiaries intending to rely on Section 3(c)(5)(C) of the 1940 Act.
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
There can be no assurance that the laws and regulations governing the 1940 Act status of REITs will not change in a manner that adversely affects our operations or inhibits our ability to pursue our strategies. Any issuance of more specific or different guidance relating to the relevant exemptions and exceptions from the definition of an investment company under the 1940 Act could similarly affect or inhibit our operations. If we, the Operating Partnership or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to (a) change the investments that we hold or the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company. Any of these events could cause us to incur losses and negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for our shares of capital stock. In addition, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties or injunctive relief imposed by the SEC.
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

We may repurchase shares of our common stock or other securities from time to time.  Share repurchases may negatively impact our compliance with covenants in our financing agreements and regulatory requirements (including maintaining exclusions from the requirements of the 1940 Act  and qualification as a REIT). Any compliance failures associated with share repurchases could have a material negative impact on our business, financial condition and results of operations.  Share repurchases also may negatively impact our ability to invest in our target assets in the future.

As of December 31, 2015, 5,302,533 shares of common stock were available under our Board authorized share repurchase program.  We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act.  Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders equity, that may be impacted by our share repurchases.  In addition, we generally fund share repurchases with interest income or income from the sale of our assets.  The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT.  The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations.  In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders equity could negatively impact our competitive position with peer mortgage REIT companies and other competitors and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Risks Related to Accounting
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

As discussed in Controls and Procedures included in Part II, Item 9A of this Report, we restated our audited consolidated financial statements as of and for the years ended December 31, 2013 and 2014 and our unaudited consolidated financial statements for all interim periods commencing with the quarter ended March 31, 2013 through the quarter ended March 31, 2015 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors related to the accounting treatment of our investment in GSE CRTs and Agency MBS IOs. Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 have been amended to reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).
As a result of these events, we incurred a number of additional costs, including unanticipated costs for accounting and legal fees related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. We could be subject to additional stockholder, governmental, or other actions in connection with the Restatement. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price which could, among other items, result in a default under the Company’s financing agreements.
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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, non-Agency RMBS, GSE CRT, CMBS, mortgage loans and mortgage and real-estate financing arrangements (including mezzanine debt and private equity interests) it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

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
In 2013, our Operating Partnership issued $400,000,000 in aggregate principal amount of 5.00% Exchangeable Senior Notes due March 15, 2018 (the “Notes”). Because the Company is the sole general partner of the Operating Partnership, these amounts are full recourse obligations of the Company. If we are not able to extend, refinance or repurchase the Notes, we may not have the ability to repay these amounts when they come due. Our inability to repay the Notes could cause the acceleration of our other borrowings, which would have a material adverse effect on our business.
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
In December 2015, President Obama signed into law the Protecting Americans From Tax Hikes Act of 2015 (the “Act”).  The Act includes a number of provisions affecting taxation of REITs and REIT stockholders, some of which include a change to the percentage of assets that may be represented by securities of a Taxable REIT Subsidiary (“TRS”), favorable changes related to prohibited transaction safe harbors, elimination of applicability of preferential dividend rules to ‘publicly offered REITs’, changes related to debt instruments issued by publicly offered REITs and certain secured debt obligations for purposes of the REIT qualification asset tests and certain changes related to the treatment of hedging income.
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
We believe that we have been organized and operated, and we intend to continue to operate, in a manner that enables us to qualify as a REIT for U.S. federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS and GSE CRT. The remainder of our investment in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), and no more than 25% (20% after 2017) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.
To qualify as a REIT, we must distribute at least 90% of our REIT taxable income (including certain items of non-cash income) to our stockholders each calendar year, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to make sufficient distributions to our stockholders to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.
Our taxable income may be substantially different from our net income as determined by U.S. GAAP. For example, realized capital losses are deducted in determining our U.S. GAAP net income, but may not be deductible in computing our taxable income. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested or used to repay debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% (20% after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.
Our domestic TRSs would pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS, the treatment of which under the REIT gross income tests is not clear.
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
In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

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
We currently own, and may continue to acquire, interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS and GSE CRT turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings would reduce our room for non-qualifying assets and income. In addition, the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2015
Fourth quarter	$13.50	$11.92
Third quarter	$15.14	$12.02
Second quarter	$16.13	$14.32
First quarter	$16.21	$15.10
2014
Fourth quarter	$16.66	$15.19
Third quarter	$17.64	$15.72
Second quarter	$18.00	$16.36
First quarter	$17.46	$14.64
Holders
As of February 16, 2016, there were 112 stockholders of record.
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
The following table sets forth the dividends declared per share of our common stock for the periods indicated.

Date Declared	Dividends Declared Per Share
	Amount	Date Paid
2015
December 15, 2015	$0.40	January 26, 2016
September 15, 2015	$0.40	October 27, 2015
June 15, 2015	$0.45	July 28, 2015
March 17, 2015	$0.45	April 28, 2015
2014
December 16, 2014	$0.45	January 27, 2015
September 15, 2014	$0.50	October 28, 2014
June 16, 2014	$0.50	July 28, 2014
March 18, 2014	$0.50	April 28, 2014

The following table sets forth the dividends declared per share of our common stock and the related tax characterization for the fiscal tax years ended December 31, 2015 and 2014.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Common Stock Dividends
Fiscal tax year 2015 (1)	1.700000	1.615469	—	0.257840
Fiscal tax year 2014	1.950000	1.776691	—	0.173309

(1)	Ordinary dividends include $0.173309 of undistributed taxable income carried-forward from fiscal tax year 2014.
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Invesco Mortgage Capital Inc.	100.00	77.13	123.78	105.31	124.82	112.62
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT Mortgage REITs	100.00	97.58	116.99	114.70	135.21	123.21
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds
We used all of the net proceeds from our common and preferred stock offerings to acquire our target assets in accordance with our objectives and strategies described in Item 1, Business - Investment Strategy. We focus on purchasing our target assets, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification and exclusion from the requirements of the 1940 Act. Our Manager determines the percentage of our equity that will be invested in each of our target assets.
Repurchases of Equity Securities
The following table shows common share repurchase activity during the quarter ended December 31, 2015:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at end of period(1)
October 1 - 31, 2015	—	—	—	11,146,416
November 1 - 30, 2015	3,987,504	13.03	3,987,504	7,158,912
December 1 - 31, 2015	1,856,379	12.74	1,856,379	5,302,533
	5,843,883	12.94	5,843,883

(1)
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

Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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

Balance Sheet Data

	As of December 31,
$ in thousands	2015	2014	2013	2012	2011
Mortgage-backed and credit risk transfer securities, at fair value	16,065,935	17,248,895	17,348,657	18,470,563	14,214,149
Residential loans, held-for-investment (1)	—	3,365,003	1,810,262	—	—
Commercial loans, held-for-investment	209,062	145,756	64,599	—	—
Total assets (1)	16,772,736	21,231,017	20,350,979	18,914,760	14,772,167
Repurchase agreements	12,126,048	13,622,677	15,451,675	15,720,460	12,253,038
Secured loans	1,650,000	1,250,000	—	—	—
Asset-backed securities issued by securitization trusts (1)	—	2,929,820	1,643,741	—	—
Exchangeable senior notes	400,000	400,000	400,000	—	—
Total stockholders’ equity	2,241,035	2,610,315	2,376,115	2,558,098	1,892,338
Non-controlling interest	25,873	28,535	27,120	31,422	25,075
Total equity	2,266,908	2,638,850	2,403,235	2,589,520	1,917,413

(1)
As of December 31, 2014 and December 31, 2013, our consolidated balance sheets included assets and liabilities of consolidated variable interest entities (“VIEs”). The Company deconsolidated these VIEs in 2015. As of December 31, 2014 and December 31, 2013, total assets of the consolidated VIEs were $3,380,597 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,938,512 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" of our consolidated financial statements for further discussion.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2015	2014	2013	2012	2011
Interest income	644,495	676,643	682,360	566,830	453,352
Interest expense	277,973	281,895	332,252	237,405	155,241
Net interest income	366,522	394,748	350,108	329,425	298,111
(Reduction in) provision for loan losses	(213)	(142)	884	—	—
Net interest income after provision for loan losses	366,735	394,890	349,224	329,425	298,111
Other income (loss)	(206,904)	(572,762)	(136,258)	53,041	11,044
Expenses	54,620	52,866	53,144	39,684	30,118
Net income (loss)	105,211	(230,738)	159,822	342,782	279,037
Net income (loss) attributable to non-controlling interest	1,241	(2,632)	1,667	4,108	4,788
Net income (loss) attributable to Invesco Mortgage Capital Inc.	103,970	(228,106)	158,155	338,674	274,249
Dividends to preferred stockholders	22,864	17,378	10,851	5,395	—
Net income (loss) attributable to common stockholders	81,106	(245,484)	147,304	333,279	274,249
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.67	(1.99)	1.11	2.88	3.18
Diluted	0.67	(1.99)	1.11	2.88	3.18
Dividends declared per common share	1.70	1.95	2.30	2.60	3.42
Weighted average number of shares of common stock:
Basic	121,377,585	123,104,934	132,714,012	115,558,668	86,364,506
Diluted	122,843,838	124,529,934	134,173,691	117,012,500	87,804,292

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

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
We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended (“Code”), commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act, as amended.
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We have historically financed our residential loans held-for-investment through asset-backed securities ("ABS") issued by consolidated securitization trusts. We have also financed investments through the issuance of debt and equity and may utilize other forms of financing in the future.
Capital Activities
On December 15, 2015, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on January 26, 2016 to stockholders of record as of the close of business on December 28, 2015;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on January 25, 2016 to stockholders of record as of the close of business on January 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on March 28, 2016 to stockholders of record as of the close of business on March 5, 2016.
During the three months ended December 31, 2015, we repurchased 5,843,883 shares of our common stock at an average repurchase price of $12.94 per share for a net cost of $75.6 million, including acquisition expenses. During the year ended December 31, 2015, we repurchased 9,539,251 shares of our common stock at an average repurchase price of $13.17 per share for a net cost of $125.6 million, including acquisition expenses.

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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, Federal Reserve policy initiatives, residential and commercial real estate prices, credit availability, personal income, corporate earnings, employment conditions, financial conditions and inflation. Global equity markets improved in the fourth quarter after a weak third quarter, even as the Federal Reserve raised short-term interest rate policy targets for the first time since 2006. The move by the Federal Reserve was widely anticipated, and interest rate volatility decreased modestly in its wake. The biggest concerns for investors broadly in the fourth quarter were similar to the concerns which drove equities and interest rates down in the third quarter, namely a sharp decline in oil prices and global economic weakness owing to slowing growth in China and the impact on emerging market economies from lower commodity prices. Still, domestic employment continued to look healthy with stronger payroll data, and intermediate and long term interest rates increased only modestly. Structured credit spread premiums widened, and financial conditions generally tightened in the U.S., but prices of U.S. real estate, both residential and commercial, continued to appreciate in the fourth quarter and for all of 2015. Roughly 5% appreciation along with relatively tight underwriting of residential loans has created strong fundamentals and attractive lending conditions. Commercial real estate property prices appreciated more, by nearly 13% year over year through December 2015. Commercial real estate lending standards have eased and higher property valuations make commercial lending more competitive and worthy of conservatism and caution in new loan underwriting.
Consensus forecasts for U.S. domestic economic activity were reduced during 2015. At the beginning of the year, economists expected real GDP growth of 3% for 2015, and they now expect growth will be 2.1% and 2.2% for the years 2016 and 2017, respectively. Similarly, at the beginning of 2015 the consensus for core personal consumption expenditures deflator was 1.7%, and now the consensus is 1.5% for 2016 growing to 1.8% for 2017. Economists have over-estimated core inflation in each of the past three years. Monthly increases in payroll employment, which averaged just 192,000 jobs for the third quarter, increased to an average of 279,000 additional jobs in the fourth quarter. The consensus of economists expects monthly payrolls to increase by 184,000 jobs per month in 2016, even as some forecasters are increasing the likelihood of a recession. Fourth quarter financial conditions improved early in the quarter but weakened in December as evidenced by wider credit spreads and lower equity prices. Looking forward, the low interest rate environment, coupled with the sharp decline in energy prices should be supportive of U.S. consumer spending. Countering that positive influence on the economy is weak capital investment, tepid wage and consumer debt growth, and the stronger dollar. Households are once again increasing their debt levels, albeit at a modest rate, but household debt is still declining as a percent of disposable personal income and as a percent of U.S. GDP. All in all it appears that we should expect another year of moderate economic growth in the U.S., accompanied by core inflation that is below the federal reserve’s policy objective of 2%.
The interest rate environment has been broadly supportive for Agency RMBS, and we believe it will most likely continue to be. Range-bound interest rates create a good environment for MBS investors, as the prepayment option embedded in Agency RMBS is less onerous if interest rates are likely to neither fall nor rise dramatically. Further, continued tight residential mortgage loan underwriting standards restrict the ability of many homeowners to refinance, which is normally to the detriment of MBS investors. We believe global uncertainty will support demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee. Further, the Federal Reserve is likely to continue Agency RMBS purchases to reinvest prepayments on their portfolio throughout 2016. Agency fixed-rate MBS outperformed equal duration U.S. Treasury notes and, to a somewhat lesser degree, interest rate swaps during the fourth quarter, but Agency Hybrids underperformed. Non-agency CMBS and GSE CRT securities underperformed in the fourth quarter and for the full year reflecting generally tighter financial conditions, and wider spreads in other fixed income sectors such as investment grade corporate bonds, high yield corporate bonds, and emerging market bonds. A challenge during 2015 was the behavior of U.S. interest rate swaps which we use to hedge the impact that rising interest rates would have on our earnings and book value. Generally thought likely to widen in times of weakening financial conditions, interest rate swap spreads actually tightened markedly in the second half of 2015. Ten year swap yields, which normally are higher relative to U.S. Treasury notes, were notably lower than U.S. Treasury yields by the end of the year. Another challenge was increasing repurchase agreement financing rates. The borrowing rate on one-month Agency MBS increased from approximately 0.4% early in the quarter to about 0.7%, late in the fourth quarter due in large part to the December rate increase by the Federal Reserve and year-end pressures.

The impact of regulatory initiatives on the economy may also affect our business and our financial results. The Dodd-Frank Act, enacted in July 2010, with various effective dates thereafter, contains numerous provisions affecting the financial and mortgage industries, many of which may affect our cost of doing business, may limit our investment opportunities and may affect the competitive balance within our industry and markets in which we invest. For example, the Ability-to-Repay (“ATR”) rule requires lenders to make a reasonable, good-faith determination that residential borrowers have a reasonable ability to repay a mortgage loan. In addition to the ATR rule, the Consumer Financial Protection Bureau adopted a Qualified Mortgage framework that provides certain legal protections to residential mortgage loan lenders, which include restrictions on loan features, points and fees and borrower debt-to-income ratios. While we are not directly subject to compliance with the implementation of rules regarding the origination of residential mortgage loans, the impact of these regulations and others such as the Qualified Residential Mortgage and Risk Retention rules adopted by the Joint Interagency Federal Regulators, could affect our ability to securitize or invest in newly originated loans in the future.
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
On September 2, 2014, the Federal Housing Finance Agency ("FHFA"), proposed to revise its regulations governing Federal Home Loan Bank membership (the “FHFA Rule”) to, among other things, exclude captive insurance companies. The FHFA Rule was effective on February 19, 2016. The FHFA Rule permits existing captive insurers, such as our captive insurance company subsidiary, IAS Services LLC, to remain members for a period of five years following the effective date of the final FHFA Rule. In addition, the Federal Home Loan Bank of Indianapolis ("FHLBI") would be permitted to honor the contractual terms of maturity of outstanding advances to IAS Services LLC that were made prior to the effective date of the final FHFA Rule. Therefore, we do not expect there to be any impact to our existing FHLBI borrowings under the FHFA Rule, and we do not expect that the FHFA Rule will have a material effect on our sources or costs of funding or our results of operations.
Investment Activities
In 2015, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving housing and commercial real estate markets. For the first nine months of 2015, we maintained a relatively balanced allocation of our equity among residential credit, commercial credit and Agency RMBS. During the fourth quarter of 2015, our equity allocation to Agency RMBS increased to 37%, due to the impact of the deconsolidation of residential loan securitizations, wider credit asset spreads and limited opportunities in the residential credit investment market. We continue to invest in GSE CRT transactions issued by both Fannie Mae and Freddie Mac and hold securities with a fair value of $658.2 million as of December 31, 2015. Since the inception of our commercial real estate lending program in 2013, we have invested in a first mortgage loan and ten subordinated interests. Our first mortgage loan and four subordinated interests have paid off as of December 31, 2015.

The table below shows the allocation of our equity as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Agency RMBS	37.0%	32.0%
Commercial Credit (1)	33.0%	34.0%
Residential Credit (2)	30.0%	34.0%
Total	100.0%	100.0%

(1)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $38.4 million (which are included in Other Investments), are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.
The table below shows the breakdown of our investment portfolio as of December 31, 2015 and 2014:

$ in thousands	As of December 31,
	2015	2014
Agency RMBS:
30 year fixed-rate, at fair value	4,063,957	4,790,293
15 year fixed-rate, at fair value	1,610,930	1,327,101
Hybrid ARM, at fair value	3,309,525	2,976,918
ARM, at fair value	426,025	546,782
Agency CMO, at fair value	388,819	450,895
Non-Agency RMBS, at fair value	2,692,487	3,061,647
GSE CRT, at fair value	658,228	625,424
CMBS, at fair value	2,915,964	3,469,835
Residential loans, at amortized cost	—	3,365,003
Commercial loans, at amortized cost	209,062	145,756
Total Investment portfolio	16,274,997	20,759,654
During 2015, we reinvested cash flows from our 30 year fixed-rate Agency RMBS portfolio into 15 year fixed-rate Agency RMBS and Hybrid ARM Agency RMBS. We have continued to hold certain 30 year fixed-rate Agency RMBS securities that have relatively short durations because they are collateralized by higher coupons. We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. The average coupon of our 30 year fixed-rate Agency RMBS declined to 4.24% at December 31, 2015, compared to 4.29% at December 31, 2014. Additionally, we hold 15 year fixed-rate Agency RMBS, Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities ("IOs"), to hedge the risk of higher interest rates.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRTs, CMBS and commercial estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduces our need to hedge interest rate risk. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs as paydowns from principal repayments and dispositions reduced our non-Agency RMBS holdings during 2015.
During the period from the first quarter of 2013 through the first quarter of 2015, we purchased subordinate interests in eleven residential loan securitizations ("Residential Securitizations") that we consolidated in our financial statements. On December 9, 2015, we completed the sale of certain beneficial interests in the Residential Securitizations and deconsolidated the Residential Securitizations. The securities sold included the most subordinated classes of asset-backed securities issued by the Residential Securitizations. We sold these securities in order to further our efforts to increase shareholder value by allocating capital away from lower return investments. In addition, we expect to benefit from reduced accounting and auditing expenses associated with consolidating the Residential Securitizations and increased transparency into the our results of operations and financial position. Our debt-to-equity ratio decreased as a result of deconsolidating the Residential Securitizations.
Our CMBS portfolio generally consists of assets originated before 2007, assets originated after 2010 (“CMBS 2.0”) and multi-family CMBS issued by Freddie Mac under their “K” program. Over the past twelve months we have primarily invested in CMBS 2.0. The allocation of our CMBS holdings in our MBS and GSE CRT portfolio is approximately 18.1% as of December 31, 2015.
During 2015, we purchased or originated four new commercial real estate loans. As of December 31, 2015, our commercial real estate loan portfolio includes six mezzanine loans that we purchased or originated. For further details on the loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment" of our consolidated financial statements in Part IV, Item 15 of this Report.
Portfolio Characteristics
The table below represents the vintage distribution of our MBS and GSE CRT portfolio as of December 31, 2015 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Prime	0.4%	1.4%	4.0%	3.5%	7.1%	1.9%	—%	—%	—%	—%	11.3%	9.5%	1.1%	40.2%
Re-REMIC (1)	—%	—%	—%	—%	0.4%	—%	0.8%	4.0%	14.6%	4.4%	0.5%	—%	—%	24.7%
Alt-A	—%	0.6%	6.9%	5.8%	6.9%	—%	—%	—%	—%	—%	—%	—%	—%	20.2%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	1.9%	11.3%	1.4%	14.9%
Total Non-Agency	0.4%	2.0%	10.9%	9.3%	14.7%	1.9%	0.8%	4.0%	14.6%	4.4%	13.7%	20.8%	2.5%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	37.7%	51.6%	10.7%	100.0%
CMBS	—%	—%	0.4%	9.5%	—%	—%	—%	7.4%	22.2%	12.9%	13.9%	28.9%	4.8%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 10.4% for 2005, 29.5% for 2006 and 60.1% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of December 31, 2015:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.7%	California	21.9%	California	16.3%
New York	7.0%	Texas	5.6%	New York	13.2%
Florida	6.2%	Virginia	4.5%	Texas	9.3%
Virginia	3.6%	New York	4.2%	Florida	5.9%
Maryland	3.5%	Illinois	3.9%	Pennsylvania	4.2%
New Jersey	3.4%	Florida	3.6%	Illinois	4.2%
Massachusets	2.8%	Massachusets	3.6%	New Jersey	3.5%
Illinois	2.8%	Washington	3.3%	Virginia	3.0%
Washington	2.7%	Colorado	3.2%	Ohio	2.9%
Arizona	2.1%	New Jersey	3.2%	Michigan	2.6%
Other	23.2%	Other	43.0%	Other	34.9%
Total	100.0%		100.0%	Total	100.0%

Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2015, we had entered into repurchase agreements totaling $12.1 billion (2014: $13.6 billion). The decrease in our repurchase agreement balance was primarily due to refinancing of $400.0 million of our repurchase borrowings with secured loans, as discussed below; using proceeds from repayments of principal, interest and sales of securities to repurchase common stock rather than reinvest in new securities; and the decline in value of pledged assets.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of December 31, 2015, IAS Services LLC had $1.65 billion in outstanding secured advances. For the year ended December 31, 2015, IAS Services LLC had weighted average borrowings of $1.6 billion with a weighted average borrowing rate of 0.41% and a weighted average maturity of 8.05 years. On January 12, 2016, new FHFA rules were adopted that exclude captive insurance companies from Federal Home Loan Bank membership. Under the new rules, IAS Services LLC is permitted to remain a member of the Federal Home Loan Bank for a period of five years, and the FHLBI is permitted to honor the contractual maturity of our existing advances. Accordingly, we do not expect there to be any impact to our existing FHLBI borrowings under the FHFA Rule.
We have also committed to invest up to $121.8 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of December 31, 2015, $100.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund an additional $21.1 million in capital to cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of December 31, 2015 and 2014, we had investment related payables of $167,000 and $17.0 million, respectively. None of these investment related payables were outstanding more than thirty days. The change in balance was primarily due to a decrease in unsettled MBS purchases and unsettled repurchase borrowings as of December 31, 2015. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of December 31, 2015 and 2014, we had investment related receivables of $154.6 million and $38.7 million, respectively. None of these investment related receivables were outstanding more than thirty days. The change in balance was primarily due to an increase in unsettled sales of securities as of December 31, 2015.
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

On December 31, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices were not impacted. However, our accounting for these transactions changed prospectively. All of our interest rate swaps had previously been accounted for as cash flow hedges under the applicable guidance. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. Also, net interest paid or received under the interest rate swaps, which up through December 31, 2013 was recognized in interest expense, repurchase agreements is recognized in gain (loss) on derivatives, net in our consolidated statements of operations. Refer to Note 8 - "Derivatives and Hedging Activities" of our consolidated financial statements for further information.

As of December 31, 2015, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month and three-month LIBOR and effectively fix the floating interest rates on $11.5 billion (2014: $10.6 billion) of borrowings. As of December 31, 2015, included in this amount are forward starting swaps with a total notional amount of $1.6 billion, with starting dates ranging from February 5, 2016 to June 24, 2016. The change in the amount of interest rate swaps was due to our view of interest rate risk and the expected duration of our investment portfolio and liabilities.
As of December 31, 2015, we have no outstanding fixed pay interest rate swaptions. As of December 31, 2014, we held $1.1 billion in notional amount of fixed pay interest rate swaptions as an asset with a fair value of $322,000. The swaptions that we held at December 31, 2014 expired unexercised, and the Company realized a loss of $10.3 million on these contracts. As of December 31, 2015, we held $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $0. We did not have any outstanding fixed receive interest rate swaptions as of December 31, 2014. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of December 31, 2015, we have no outstanding futures contracts. As of December 31, 2014, we held $127.4 million in notional amount of short U.S. Treasury futures as an asset with fair value of $89,000. During the year ended December 31, 2015, we sold U.S. Treasury futures contracts of $248.3 million (2014: $1.3 billion) in notional amount and realized a net loss of $943,000 (2014: $11.5 million). We periodically invest in U.S. Treasury futures to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2015, we have no outstanding to-be-announced securities ("TBA"). As of December 31, 2014, we held $198.0 million in notional amount of to-be-announced securities ("TBA") as a liability with a fair value of $558,000. During the year ended December 31, 2015, $446.0 million (2014: $3.1 billion) notional TBA were settled with realized net loss of $2.3 million (2014: $10.8 million). TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2015, we held $76.3 million (2014: $35.7 million) in notional amount of currency forward contracts as an asset with a fair value of $1.9 million (2014: $599,000) and a liability with a fair value of $103,000 (2014: $0). During the year ended December 31, 2015, we settled currency forward contracts of $131.0 million (2014: $67.7 million) in notional amount and realized a net gain of $1.2 million (2014: $2.2 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $17.14, $18.82 and $17.97 as of December 31, 2015, 2014 and 2013, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
The change in our book value in 2015 was primarily due to the change in valuation of our investment portfolio that is recorded in accumulated other comprehensive income on our consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio. The values of our assets and liabilities change daily based on market conditions. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, allowance for loan losses, and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We record our MBS except RMBS IOs as available-for-sale and report them at fair value. RMBS IOs and GSE CRTs are hybrid financial instruments reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities."
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
Residential and Commercial Loans. Residential loans held-for-investment were carried at unpaid principal balance net of any premiums and an allowance for loan losses. An allowance for loan losses is established based on credit losses inherent in the portfolio. These estimates require consideration of various inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios. In addition, since we had not incurred any direct losses on our portfolio, we utilized national historical credit performance information from a third party to assist in our analysis.
Commercial loans held-for-investment are carried at amortized cost, net of any allowance for loan losses. We generally consider various factors in evaluating whether a commercial loan is impaired. These factors include, but are not limited to, the loan-to-value ratios, the most recent financial information available for each loan and associated properties, economic trends and the loan sponsor or the borrowing entity's ability to ensure that properties associated with the loan are managed and operating sufficiently.
Changes in our estimates can significantly impact the allowance for loan losses and provision expense. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the allowance for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies.”
Interest Income Recognition. Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method. Interest income on our non-Agency RMBS (and other prepayable mortgage-backed securities where we may not recover substantially all of our initial investment) is based on estimated cash flows. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income.
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
Interest income from our residential loans was recognized on an accrual basis with the related premiums amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows were updated and a revised yield was computed based on the current amortized cost of the investment. Interest income from our commercial loans was recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk. We record all derivatives on our consolidated balance sheets at fair value. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities.”

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
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. We will implement the new guidance in the first quarter of 2016 on a retrospective basis. Upon adoption, we will comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the balance sheet line items. The new guidance will not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted for public companies. The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Results of Operations
The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
In thousands except share amounts	2015	2014	2013
Interest Income
Mortgage-backed and credit risk transfer securities	518,256	579,062	646,787
Residential loans (1)	110,908	88,073	34,122
Commercial loans	15,331	9,508	1,451
Total interest income	644,495	676,643	682,360
Interest Expense
Repurchase agreements	166,892	188,699	287,547
Secured loans	6,579	2,576	—
Exchangeable senior notes	22,461	22,461	18,023
Asset-backed securities (1)	82,041	68,159	26,682
Total interest expense	277,973	281,895	332,252
Net interest income	366,522	394,748	350,108
(Reduction in) provision for loan losses	(213)	(142)	884
Net interest income after (reduction in) provision for loan losses	366,735	394,890	349,224
Other income (loss)
Gain (loss) on investments, net	(21,212)	(87,168)	(182,733)
Equity in earnings of unconsolidated ventures	12,630	6,786	5,345
Gain (loss) on derivative instruments, net	(219,048)	(487,469)	40,003
Realized and unrealized credit derivative income (loss), net	19,782	(2,866)	1,127
Other investment income (loss), net	944	(2,045)	—
Total other income (loss)	(206,904)	(572,762)	(136,258)
Expenses
Management fee — related party	38,632	37,599	42,639
General and administrative	7,769	9,191	8,368
Consolidated securitization trusts (1)	8,219	6,076	2,137
Total expenses	54,620	52,866	53,144
Net income (loss)	105,211	(230,738)	159,822
Net income (loss) attributable to non-controlling interest	1,241	(2,632)	1,667
Net income (loss) attributable to Invesco Mortgage Capital Inc.	103,970	(228,106)	158,155
Dividends to preferred stockholders	22,864	17,378	10,851
Net income (loss) attributable to common stockholders	81,106	(245,484)	147,304
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.67	(1.99)	1.11
Diluted	0.67	(1.99)	1.11
Weighted average number of shares of common stock:
Basic	121,377,585	123,104,934	132,714,012
Diluted	122,843,838	124,529,934	134,173,691

(1)
The consolidated statements of operations include income and expenses of consolidated VIEs. The Company deconsolidated these VIEs in 2015. Refer to Note 3 - “Variable Interest Entities” of our consolidated financial statements for further discussion.

Net Income Summary
For the year ended December 31, 2015, our net income attributable to common stockholders was $81.1 million (2014: $245.5 million net loss; 2013: $147.3 million net income), or $0.67 (2014: $1.99 loss per share; 2013: $1.11 income per share) basic and diluted net income per average share available to common stockholders.
The change in net income attributable to common stockholders for the year ended December 31, 2015 versus net loss attributable to common stockholders for the year ended December 31, 2014 is primarily attributable to lower realized and unrealized losses on derivative instruments and lower losses on sales of investments in 2015.
On December 9, 2015, we completed the sale of certain beneficial interests in our Residential Securitizations for $69.0 million (the "Transaction"). The securities sold included the most subordinated classes of asset-backed securities issued by the Residential Securitizations. As a result of the Transaction, we no longer have the power to direct the activities of the Residential Securitizations through default oversight rights and are therefore no longer the primary beneficiary of the Residential Securitizations. We deconsolidated the assets and liabilities of the Residential Securitizations as of the date of the Transaction.
The change in net loss attributable to common stockholders for the year ended December 31, 2014 versus net income attributable to common stockholders for the year ended December 31, 2013 is primarily attributable to the de-designation of interest rate swaps and realized and unrealized losses on derivative instruments.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations, rather than in AOCI. For the year ended December 31, 2015, we recognized unrealized losses for the change in fair value of our interest rates swaps of $554,000 (2014: $223.9 million). In addition, during the year ended December 31, 2015, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $66.8 million (2014: $85.2 million).
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized (gain) loss on derivative instruments, net; realized and unrealized change in fair value of GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreement expense; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities and the valuation assigned to the debt host contract associated with our GSE CRTs in other comprehensive income on our consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2015	2014	2013
Net income (loss) attributable to common stockholders	81,106	(245,484)	147,304
Adjustments:
(Gain) loss on investments, net	21,212	87,168	182,733
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $184,373, $199,783, and $0, respectively)	44,272	72,187	(53,926)
Unrealized (gain) loss on derivative instruments, net	(9,597)	215,499	13,923
Realized and unrealized change in fair value of GSE CRT embedded derivatives, net	6,411	21,495	—
(Gain) loss on foreign currency transactions, net	1,875	2,746	—
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	66,757	85,176	—
Subtotal	130,930	484,271	142,730
Adjustment attributable to non-controlling interest	(1,500)	(5,532)	(1,559)
Core earnings	210,536	233,255	288,475
Basic earnings (loss) per common share	0.67	(1.99)	1.11
Core earnings per share attributable to common stockholders	1.73	1.89	2.17

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments and the reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We subtract amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments, the amortization of net deferred losses on de-designated interest rate swaps to repurchase agreement interest expense and GSE CRT embedded derivative coupon interest that is recorded in realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2015		2014		2013
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	644,495	3.22%	676,643	3.41%	682,360	3.32%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	24,822	0.12%	17,536	0.09%	—	—%
Effective interest income	669,317	3.34%	694,179	3.50%	682,360	3.32%
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2015		2014		2013
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	277,973	1.56%	281,895	1.61%	332,252	1.84%
Less: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	(66,757)	(0.37)%	(85,176)	(0.48)%	—	—%
Add: Net interest paid - interest rate swaps	184,373	1.03%	199,783	1.14%	—	—%
Effective interest expense	395,589	2.22%	396,502	2.27%	332,252	1.84%

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2015		2014		2013
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	366,522	1.66%	394,748	1.80%	350,108	1.48%
Add: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	66,757	0.37%	85,176	0.48%	—	—%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	24,822	0.12%	17,536	0.09%	—	—%
Less: Net interest paid - interest rate swaps	(184,373)	(1.03)%	(199,783)	(1.14)%	—	—%
Effective net interest income	273,728	1.12%	297,677	1.23%	350,108	1.48%

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our targeted assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2015 and December 31, 2014. We present a repurchase agreement debt-to-equity ratio because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, when considered together with our U.S. GAAP financial measure, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
December 31, 2015

$ in thousands	Agency RMBS	Residential Credit (4)	Commercial Credit (5)	Exchangeable Senior Notes	Total
Investments	9,799,257	3,350,714	3,163,439	—	16,313,410
Cash and cash equivalents (1)	23,484	16,586	13,129	—	53,199
Derivative assets, at fair value (2)	6,795	—	1,864	—	8,659
Other assets	316,072	9,780	71,616	—	397,468
Total assets	10,145,608	3,377,080	3,250,048	—	16,772,736

Repurchase agreements	8,389,643	2,565,515	1,170,890	—	12,126,048
Secured loans (3)	472,983	—	1,177,017	—	1,650,000
Exchangeable senior notes	—	—	—	400,000	400,000
Derivative liabilities, at fair value	238,045	—	103	—	238,148
Other liabilities	46,165	22,540	22,927	—	91,632
Total liabilities	9,146,836	2,588,055	2,370,937	400,000	14,505,828

Total equity (allocated)	998,772	789,025	879,111	(400,000)	2,266,908
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(250,060)	400,000	149,940
Collateral pledged against Secured loans	(558,894)	—	(1,390,805)	—	(1,949,699)
Secured loans	472,983	—	1,177,017	—	1,650,000
Equity related to repurchase agreement debt	912,861	789,025	415,263	—	2,117,149
Debt-to-equity ratio (7)	8.9	3.3	2.7	NA	6.3
Repurchase agreement debt-to-equity ratio (8)	9.2	3.3	2.8	NA	5.7

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Residential Credit and Commercial Credit.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Non-Agency RMBS and GSE CRT are considered residential credit.

(5)	CMBS, Commercial Loans and Investments in unconsolidated ventures are considered commercial credit.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2014

$ in thousands	Agency RMBS	Residential Credit (4)	Commercial Credit (5)	Exchangeable Senior Notes	Total
Investments	10,091,989	7,052,074	3,659,589	—	20,803,652
Cash and cash equivalents (1)	64,603	51,732	47,809	—	164,144
Derivative assets, at fair value (2)	23,183	396	599	—	24,178
Other assets	111,817	43,099	84,127	—	239,043
Total assets	10,291,592	7,147,301	3,792,124	—	21,231,017

Repurchase agreements	9,018,818	3,145,408	1,458,451	—	13,622,677
Secured loans (3)	—	—	1,250,000	—	1,250,000
Asset-backed securities issued by securitization trusts (ABS)	—	2,929,820	—	—	2,929,820
Exchangeable senior notes	—	—	—	400,000	400,000
Derivative liabilities, at fair value	254,026	—	—	—	254,026
Other liabilities	56,894	35,274	43,476	—	135,644
Total liabilities	9,329,738	6,110,502	2,751,927	400,000	18,592,167

Total equity (allocated)	961,854	1,036,799	1,040,197	(400,000)	2,638,850
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(7,677)	(193,384)	400,000	198,939
Collateral pledged against Secured loans	—	—	(1,550,270)	—	(1,550,270)
Secured loans	—	—	1,250,000	—	1,250,000
Equity related to repurchase agreement debt	961,854	1,029,122	546,543	—	2,537,519
Debt-to-equity ratio (7)	9.4	5.9	2.6	NA	6.9
Repurchase agreement debt-to-equity ratio (8)	9.4	3.1	2.7	NA	5.4

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, Residential Credit and Commercial Credit.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Non-Agency RMBS and GSE CRT are considered residential credit.

(5)	CMBS, Commercial Loans and Investments in unconsolidated ventures are considered commercial credit.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

Interest Income and Average Earning Asset Yield
The table below presents certain information for our portfolio as of and for the years ended December 31, 2015, 2014 and 2013.

	As of and for the Years Ended
	December 31,
$ in thousands	2015	2014	2013
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,698,573	1,450,316	1,897,780
30 year fixed-rate, at amortized cost	4,368,662	5,723,270	10,217,822
ARM, at amortized cost	446,714	475,401	122,225
Hybrid ARM, at amortized cost	3,219,463	2,452,062	758,625
MBS-CMO, at amortized cost	423,409	476,636	496,607
Non-Agency RMBS, at amortized cost	2,680,493	3,245,701	3,593,337
GSE CRT, at amortized cost	665,471	478,929	9,435
CMBS, at amortized cost	3,173,737	2,947,733	2,412,694
Residential loans, at amortized cost	3,198,666	2,473,258	1,006,374
Commercial loans, at amortized cost	166,150	109,551	14,858
Average Investment portfolio	20,041,338	19,832,857	20,529,757
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.23%	2.66%	2.32%
30 year fixed-rate	2.80%	3.05%	2.88%
ARM	2.30%	2.30%	2.35%
Hybrid ARM	2.13%	2.28%	2.18%
MBS - CMO	3.16%	3.56%	2.26%
Non-Agency RMBS	4.61%	4.54%	4.59%
GSE CRT (2)	0.54%	0.50%	5.80%
CMBS	4.37%	4.47%	4.64%
Residential loans	3.47%	3.57%	3.30%
Commercial loans	8.36%	8.56%	9.77%
Average Investment portfolio	3.22%	3.41%	3.32%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)	GSE CRT average portfolio yield for the year ended December 31, 2015 and 2014 excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.0 billion (2014: $19.8 billion; 2013: $20.5 billion) and earned interest income of $644.5 million (2014: $676.6 million; 2013: $682.4 million) during 2015. The yield on our average investment portfolio was 3.22% (2014: 3.41%; 2013: 3.32%).
The change in our average assets for 2015 versus 2014 was primarily due to using proceeds from repayments of principal, interest, and sales of securities to repurchase common stock rather than reinvest in new securities. The change in our portfolio yield for 2015 versus 2014 was primarily attributable to portfolio reallocation to lower duration Agency RMBS. The change in our average assets and the portfolio yield for 2014 versus 2013 was primarily attributable to the change in our portfolio reallocation to lower leveraged assets. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities.

We compute our effective interest income (non-GAAP measure) and effective yield (non-GAAP measure) by adding GSE CRT embedded derivative coupon interest to our interest income. Effective interest income (non-GAAP measure) was $669.3 million (2014: $694.2 million; 2013: $682.4 million) for the year ended December 31, 2015.
For the year ended December 31, 2015, our effective yield (non-GAAP measure) was 3.34% (2014: 3.50%; 2013: 3.32%) Our effective yield declined in 2015 versus the 2014 period primarily due to decline in the yield on our average investment portfolio.
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
The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. The table below shows the three month CPR for our RMBS and GSE CRT compared to bonds with similar characteristics (“Cohorts”):

	December 31, 2015		September 30, 2015
	Company	Cohort	Company	Cohort
15 year Agency RMBS	10.7	12.6	13.1	14.7
30 year Agency RMBS	12.5	14.0	14.8	16.7
Agency Hybrid ARM RMBS	13.9	NA	15.2	NA
Non-Agency RMBS	12.5	NA	15.3	NA
GSE CRT	10.5	NA	12.6	NA
Weighted average CPR	12.6	NA	14.7	NA
Interest Expense and the Cost of Funds
The table below presents certain information related to our financing as of and for the years ended December 31, 2015, 2014 and 2013.

	As of and for the Years Ended
	December 31,
$ in thousands	2015	2014	2013
Average Borrowings*:
Agency RMBS (1)	9,118,307	9,444,028	12,107,119
Non-Agency RMBS	2,439,849	2,821,132	2,847,536
GSE CRT	484,414	351,900	6,887
CMBS (1)	2,632,338	2,305,970	1,900,365
Exchangeable senior notes	400,000	400,000	321,111
Asset-backed securities issued by securitization trusts	2,779,268	2,178,362	916,786
Total borrowed funds	17,854,176	17,501,392	18,099,804
Maximum borrowings during the period (2)	18,416,608	18,202,497	19,710,901
Average Cost of Funds (3):
Agency RMBS (1)	0.39%	0.34%	0.40%
Non-Agency RMBS	1.58%	1.54%	1.60%
GSE CRT	1.73%	1.52%	1.50%
CMBS (1)	0.93%	1.11%	1.45%
Exchangeable senior notes	5.62%	5.62%	5.61%
Asset-backed securities issued by securitization trusts	2.95%	3.13%	2.91%
Unhedged cost of funds (4)	1.19%	1.13%	0.92%
Hedged / Effective cost of funds (non-GAAP measure)	2.22%	2.27%	1.84%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreement interest expense.
Through December 31, 2013, interest expense includes borrowing costs under repurchase agreements, exchangeable senior notes, and asset-backed securities issued by securitization trusts, as well as any hedging costs. Beginning January 1, 2014, we de-designated our interest rate swaps as cash flow hedges. As a result of de-designation, net interest paid or received under our interest rate swaps previously recorded in interest expense on our consolidated statements of operations is now included in gain (loss) on derivative instruments, net. In addition, unrealized swap losses previously included in other comprehensive income are prospectively amortized into interest expense over the remaining term of the interest rate swap, as long as the forecasted transactions that were being hedged are still expected to occur. No reclassifications or adjustments were made to interest expense for the year ended December 31, 2013 as a result of the de-designation.
Our largest expense is interest expense on borrowed funds. For 2015, we had average borrowed funds of $17.9 billion (2014: $17.5 billion; 2013: $18.1 billion) and total interest expense of $278.0 million (2014: $281.9 million; 2013: $332.3 million). We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest component related to our interest rate swaps and excluding the amortization of net deferred losses on de-designated interest rate swaps from our interest expense. Effective interest expense (non-GAAP measure) was $395.6 million (2014: $396.5 million; 2013: $332.3 million) for 2015.
The change in average borrowed funds and interest expense for 2015 versus 2014 was primarily the result of a decrease in our average repurchase agreement borrowings for Agency RMBS offset by an increase in average borrowings in the form of asset-backed securities issued by securitization trusts.
The change in average borrowed funds and interest expense for 2014 versus 2013 was primarily the result of a decrease in our average repurchase agreement borrowings for Agency RMBS offset by an increase in average borrowings for asset-backed securities. We financed our residential loans-held-for-investment through asset-backed securities issued by consolidated securitization trusts. The number of consolidated securitization trusts increased from five at December 31, 2013 to ten at December 31, 2014.
For the year ended December 31, 2015, our cost of funds was 1.56% (2014: 1.61%; 2013: 1.84%). For the year ended December 31, 2015, our effective cost of funds (non-GAAP measure) was 2.22% (2014: 2.27%; 2013: 1.84%). The decrease in our cost of funds and effective cost of funds (non-GAAP measure) was primarily due to shifting some of our financing for CMBS from repurchase agreement borrowing to secured loans in 2015 versus 2014. The increase in effective cost of funds (non-GAAP measure) for 2014 versus 2013 was the result of de-designation of our interest rate swaps.
Net Interest Income
Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2015, totaled $366.5 million (2014: $394.7 million; 2013: $350.1 million). Our net interest rate margin for the year ended December 31, 2015, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.66% (2014: 1.80%; 2013: 1.48%). The decrease in net interest income was primarily due to the decline in average investment portfolio yield in 2015 compared to 2014. The decline in net interest margin was primarily the result of increased average borrowings in the form of asset-backed securities issued by securitization trusts in 2015 versus 2014.
Our effective net interest income (non-GAAP measure), which equals effective interest income less effective interest expense (non-GAAP measure), for the year ended December 31, 2015, totaled $273.7 million (2014: $297.7 million; 2013: $350.1 million). Our effective interest rate margin (non-GAAP measure) for the year ended December 31, 2015 was 1.12% (2014: 1.23%; 2013: 1.48%). The decrease in effective interest rate margin was primarily due to a decrease in net interest rate margin driven by lower net interest income as discussed above.
The increase in net interest income and net interest margin for 2014 versus 2013 was primarily the result of increasing the size of our investment portfolio and decreasing average borrowed funds in 2014 versus 2013. The decrease in effective interest rate margin in 2014 versus 2013 was primarily due to de-designation of our interest rate swaps.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We established and maintained an allowance for loan losses on residential loans held by consolidated Residential Securitizations based on our estimate of credit losses. We recorded a decrease in our provision for loan losses of $213,000 for the year ended December 31, 2015 (2014: $142,000 decrease; 2013: $884,000 increase). Our provision for loan losses as of

December 31, 2014 was solely for residential loans held-for-investment by consolidated Residential Securitizations. We did not have a provision for loan losses as of December 31, 2015 because we deconsolidated our Residential Securitizations in December 2015.
We evaluate the collectibility of our commercial loans held-for-investment using the factors described in Note 2 - "Summary of Significant Accounting Policies". We determined that no provision for loan losses was required as of December 31, 2015 and 2014.
Gain (Loss) on Investments, net
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; (ii) the change in fair value of RMBS IOs; (iii) the change in the fair value of GSE CRTs accounted for under the fair value option; and (iv) gain (loss) on deconsolidation of VIEs.
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. We sold securities and recognized a net loss of $1.0 million for the year ended December 31, 2015 (2014: $79.4 million net loss; 2013: $199.4 million net loss).
We account for RMBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the Company's consolidated statement of operations. We recognized a $558,000 net loss on RMBS IOs for the year ended December 31, 2015 (2014: $7.7 million net loss; 2013: $16.7 million net gain).
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. We recorded a $56,000 net loss for the year ended December 31, 2015 for the changes in fair value of GSE CRTs accounted for under the fair value option.
We recorded a loss of $19.6 million in our consolidated statement of operations related to the deconsolidation of our Residential Securitizations in December 2015. The deconsolidation of the Residential Securitizations did not qualify for presentation and disclosure as discontinued operations. The following table presents the components of the loss on deconsolidation.

$ in thousands	As of December 9, 2015
Gain (loss) related to derecognition of Residential Securitizations, net	(13,260)
Gain (loss) related to remeasurement of retained interest, net	3,068
Gain (loss) on sale of the securities, net	(9,431)
Total gain (loss) on deconsolidation of VIEs, net	(19,623)
Loss on Other-Than-Temporary Impaired Securities
For the years ended December 31, 2015, 2014 and 2013, we did not recognize any losses on other-than-temporarily impaired securities in the consolidated statements of operations. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements for the assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the year ended December 31, 2015, we recorded equity in earnings of unconsolidated ventures of $12.6 million (2014: $6.8 million; 2013: $5.4 million). Equity in earnings of unconsolidated ventures increased $5.8 million in 2015 compared to 2014 primarily due to higher realized and unrealized gains on underlying portfolio investments than in the 2014 period.
Equity in earnings of unconsolidated ventures increased $1.4 million in 2014 compared to 2013 primarily due to higher realized gains on sales of underlying portfolio investments than in the 2013 period.
Gain (Loss) on Derivative Instruments, net
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our repurchase agreements and secured loans. To accomplish these objectives, we primarily use interest rate derivative instruments, including interest rate swaps, interest rate swaptions, U.S. Treasury futures contracts and TBAs as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. An interest rate swaption provides us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. TBAs are reported on the balance sheet as an asset or liability at its fair value.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)

$ in thousands	Year ended December 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

$ in thousands	Year ended December 31, 2013
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps Ineffectiveness	—	—	535	535
Interest Rate Swaptions	56,279	—	(17,048)	39,231
Futures Contracts	(2,353)	—	2,590	237
Total	53,926	—	(13,923)	40,003

As of December 31, 2015 and 2014, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	December 31, 2015				December 31, 2014
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (2)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	9,850,000	2.07%	0.36%	3.65	9,400,000	2.08%	0.16%	3.76

(1)	Excluding notional amounts for interest rate swaps with forward start date of February 2016, May 2016 and June 2016.

(2)	Excluding notional amounts for interest rate swaps with forward start date of February 2015 and February 2016
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss) for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
$ in thousands	2015	2014	2013
CDS premium income	723	1,351	1,992
Realized gain (loss) on settlement of CDS	1,044	—	—
Change in fair value of CDS	(396)	(258)	(865)
GSE CRT embedded derivative coupon interest	24,822	17,536	—
Realized gain (loss) on settlement of GSE CRT embedded derivatives	(2,184)	—	—
Change in fair value of GSE CRT embedded derivatives	(4,227)	(21,495)	—
Total	19,782	(2,866)	1,127
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to commercial loan investments denominated in a foreign currency.
Expenses
For the year ended December 31, 2015, we incurred management fees of $38.6 million (2014: $37.6 million; 2013: $42.6 million), which are payable to our Manager under our management agreement. The increase in 2015 management fees of $1.0 million is primarily due to the full year impact of our 2014 Series B Preferred Stock offering and the impact of the July 2015 change in our fee calculation, which was partially offset by distributions in excess of earnings and the repurchase of 9.5 million shares of common stock in the second half of 2015. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Management fees decreased from $42.6 million in 2013 to $37.6 million in 2014 primarily due to a decrease in retained earnings and stock repurchases of $21.1 million during the three months ended March 31, 2014 and $160.5 million during the three months ended December 31, 2013.
For the year ended December 31, 2015, our general and administrative expenses not covered under our management agreement amounted to $7.8 million (2014: $9.2 million; 2013: $8.4 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. During 2015, the Company incurred restatement-related expenses for third party consulting, accounting, auditing and legal fees of approximately $950,000. During 2014, the Company incurred approximately $1.0 million of offering costs related to the Company's consolidated Residential Securitizations. Excluding restatement-related expenses in 2015 and Residential Securitization offering costs in 2014, general and administrative expenses decreased approximately $1.4 million in 2015 primarily due to lower legal and transaction costs associated with new commercial loans in 2015 and higher income tax expense associated with our taxable REIT subsidiary in 2014. The increase in 2014 general and administrative costs vs. 2013 was primarily attributable to increased costs for audit, tax, and accounting services due to the change in our portfolio composition.

For the year ended December 31, 2015, consolidated securitization trust expenses totaled $8.2 million (2014: $6.1 million; 2013: $2.1 million). Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated Residential Securitizations. The Company deconsolidated its Residential Securitizations in December 2015. Prior to the deconsolidation, the Company consolidated eleven Residential Securitizations in 2015; ten Residential Securitizations as of December 31, 2014; and five Residential Securitizations as of December 31, 2013. The increase in securitization trust expenses for the year ended December 31, 2015 is primarily due to the full year impact of Residential Securitizations consolidated in 2014. The increase in securitization trust expenses for the year ended December 31, 2014 was primarily due to the increase in the number of consolidated Residential Securitizations in 2014 versus 2013, as well as the full-year impact of Residential Securitizations consolidated in 2013.
Net Income (Loss) after Preferred Dividends and Return on Average Equity
For the year ended December 31, 2015, our net income after preferred dividends was $82.3 million (2014: $248.1 million net loss; 2013: $149.0 million net income) and our annualized income on average equity was 3.53% (2014: 10.27% loss; 2013: 5.78% income). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $219.0 million in the 2015 period versus $487.5 million in the 2014 period. The change in net income (loss) after preferred dividends and return on average equity in the 2014 period versus 2013 period was primarily the result of the de-designation of interest rate swaps and realized losses on expired unexercised interest rate swaptions. As a result of the de-designation of our interest rate swaps, beginning January 1, 2014 the changes in the fair value of our interest rate swaps are included in net income as opposed to other comprehensive income. For the year ended December 31, 2015, we recognized unrealized losses for the change in fair value of our interest rates swaps of $554,000 (2014: $223.9 million). In addition, during the year ended December 31, 2015, we recognized amortization of net deferred losses on de-designated interest rate swaps previously recognized in other comprehensive income of $66.8 million (2014: $85.2 million).

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
We held cash and cash equivalents of $53.2 million at December 31, 2015 (2014: $164.1 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $358.6 million for the year ended December 31, 2015 (2014: $379.7 million; 2013: $490.4 million). Cash provided by operating activities decreased due to the decline in our average assets during the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2014 as compared to the year ended December 31, 2013, the cash provided by operating activities also decreased due to the decline in our average assets, as well as slower prepayment speeds on our MBS and GSE CRT portfolio.
Our investing activities provided net cash of $1.2 billion for the year ended December 31, 2015 (2014: used net cash of $912.4 million; 2013: used net cash of $2.3 billion). During the year ended December 31, 2015 we utilized cash to purchase $2.4 billion of MBS and GSE CRT securities and $372.3 million of residential loans. In addition, during the year ended December 31, 2015 we originated or purchased commercial loans of $158.0 million. Cash used to fund these purchases was more than offset by proceeds from MBS and GSE CRT sales of $907.2 million, principal payments from MBS and GSE CRT securities of $2.6 billion, principal payments from residential loans held-for-investment of $549.6 million and principal repayments from commercial loans held-for investment of $92.8 million.
During the year ended December 31, 2014 we utilized cash to purchase $4.3 billion of MBS and GSE CRT securities and $1.8 billion of residential loans. In addition, during the year ended December 31, 2014, we originated or purchased commercial loans of $83.5 million. Cash used to fund these purchases was partially offset by proceeds from MBS and GSE

CRT sales of $3.3 billion, principal payments from MBS and GSE CRT securities of $1.9 billion and principal payments from residential loans held-for-investment of $255.7 million.
During the year ended December 31, 2013 we utilized cash to purchase $8.3 billion of MBS and GSE CRT securities and $1.9 billion of residential loans. In addition, we originated commercial loans of $63.7 million. Cash used to fund these purchases was partially offset by proceeds from MBS sales of $5.0 billion, principal payments from MBS of $2.8 billion and principal payments from residential loans held-for-investment of $44.0 million.
Our financing activities for the year ended December 31, 2015 primarily consisted of net principal repayments on our repurchase agreements of $1.5 billion and net principal repayments of ABS issued by securitization trusts of $182.1 million, offset by net proceeds from our secured FHLBI advances of $400.0 million. In addition, we paid dividends and distributions of $239.4 million and repurchased 9.5 million shares of common stock for $125.6 million. We also raised approximately $191,000 in equity from our dividend reinvestment and share purchase plan (“DRSPP”).
Our financing activities for the year ended December 31, 2014 primarily consisted of net principal repayments on our repurchase agreements of $1.8 billion, offset by net proceeds from our secured FHLBI advances of $1.25 billion, net proceeds from ABS issued by securitization trusts of $1.3 billion, and net proceeds of $149.9 million million from our Series B Preferred Stock offering. In addition, we paid dividends and distributions of $264.5 million and repurchased 1.4 million shares of common stock for $21.1 million. We also raised approximately $256,000 in equity from our dividend reinvestment and share purchase plan DRSPP.
Our financing activities for the year ended December 31, 2013 primarily consisted of net proceeds from ABS issued by securitization trusts of $1.6 billion; net proceeds from the issuance of exchangeable senior notes of $400.0 million; and proceeds from our common stock offering and our DRSPP totaling $396.5 million in equity, partially offset by net principal repayments on our repurchase agreements of $240.9 million. In addition, we paid dividends and distributions of $332.8 million and repurchased 10.7 million shares of common stock for $160.5 million.
As of December 31, 2015, our wholly-owned subsidiary, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. As of December 31, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $558.9 million, respectively.
As of December 31, 2015, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the “haircut”) under our repurchase agreements was 4.5% for Agency RMBS, 19.9% for non-Agency RMBS, 25.7% for GSE CRT, and 18.7% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 25% to a high of 30% for GSE CRT, and a low of 10% to a high of 25% for CMBS. Our effective cost of funds (non-GAAP measure) was 2.22% and 2.27% as of December 31, 2015 and 2014, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.3x as of December 31, 2015 (2014: 6.9x). The decrease in our total debt-to-equity ratio from 2014 to 2015 was primarily due to the deconsolidation of our Residential Securitizations in December 2015. Our leverage was also impacted by the repayment of repurchase agreements as we used cash from principal repayments and maturities to repurchase common stock rather than reinvest in unencumbered assets. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes and secured loans, we have reduced our reliance on repurchase agreements. Our weighted average remaining maturity on borrowings has increased from 60 days as of December 31, 2013 to 389 days as of December 31, 2015.
In December 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. In December 2013, our board of directors approved an additional share repurchase of up to 20,000,000 of our common shares with no expiration date. Shares of the our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. On February 18, 2016, our board of directors authorized an additional 15,000,000 shares of common stock for the existing share repurchase program with no stated expiration date.
During the twelve months ended December 31, 2015, we repurchased 9,539,251 (2014: 1,438,213) shares of our common stock at an average repurchase price of $13.17 (2014: $14.69) per share for a net cost of $125.6 million (2014: $21.1 million), including acquisition expenses. As of December 31, 2015, we had authority to purchase 5,302,533 shares of our common stock through our share repurchase program.
In 2011, we implemented the DRSPP. We have registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of our common stock directly from us, in cash investments up to $10,000, or greater than $10,000 if we grant a request for waiver. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 3%. The DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the year ended December 31, 2015, we issued 12,945 (2014:15,505) shares of common stock at an average price of $14.75 (2014: $16.52) under the DRSPP. We received total proceeds of approximately $191,000 (2014: $256,000) from the issuance of these shares.
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
Contractual Commitments
As of December 31, 2015, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,126,048	12,126,048	—	—	—
Secured loans	1,650,000	100,000	—	300,000	1,250,000
Unfunded investments in unconsolidated ventures	21,079	4,809	16,270	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Participation interest	150	150	—	—	—
Commercial loans	2,128	—	2,128	—	—
Total (1)	14,199,405	12,231,007	418,398	300,000	1,250,000

(1)
Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments. Refer to "Contractual Obligations" above for further details.

As of December 31, 2015, we have approximately $16.4 million, $50.7 million and $77.2 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $121.8 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2015, $100.7 million of our commitment has been called. We are committed to fund $21.1 million in additional capital to fund future investments and cover future expenses should they occur.
We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on financial indices or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference securities and the CDS’s notional amount is recorded as realized loss in the consolidated statements of operations.
As of December 31, 2015, we have unfunded commitments on commercial loans of $2.1 million (2014: $5.0 million)
Stockholders’ Equity
During the year ended December 31, 2015, we issued 12,945 (2014:15,505) shares of common stock at an average price of $14.75 (2014: $16.52) under the DRSPP. We received total proceeds of approximately $191,000 (2014: $256,000).
During the twelve months ended December 31, 2015, we repurchased 9,539,251 (2014: 1,438,213) shares of our common stock at an average repurchase price of $13.17 (2014: $14.69) per share for a net cost of $125.6 million (2014: $21.1 million), including acquisition expenses. As of December 31, 2015, we had authority to purchase 5,302,533 shares of our common stock through this program.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our non-executive directors and the executive officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $340,000 (2014: $282,000; 2013: $165,000) related our non-executive directors for the year ended December 31, 2015. During the year ended December 31, 2015, we issued 23,776 shares (2014: 14,632 shares; 2013: 8,946 shares) of common stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $219,000 (2014: $290,000; 2013: $197,000) for the year ended December 31, 2015 related to awards to employees of our Manager and its affiliates which is reimbursed by our Manager under the terms of our management agreement.
The following table summarizes the activity related to restricted stock units to employees of the Manager and its affiliates for the year ended December 31, 2015.

	Year Ended December 31,
	2015
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	45,545	$18.67
Shares granted during the year	17,652	15.97
Shares forfeited during the year	(4,600)	(17.26)
Shares vested during the year	(17,783)	(19.53)
Unvested at the end of the year	40,814	$17.29

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") at the end of each calendar quarter in 2015. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended December 31, 2015. Consequently, we believe we met the REIT income and asset test as of December 31, 2015. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of December 31, 2015. Therefore, as of December 31, 2015, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2015, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(12.30)%	(0.88)%
+0.50%	(2.31)%	(0.30)%
-0.50%	(7.99)%	0.20%
-1.00%	(25.14)%	0.02%
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
Given the low interest rates at December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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

Foreign Exchange Rate Risk
We have an investment in a commercial loan denominated in foreign currency and an investment in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015. Their report dated February 22, 2016, which is included herein, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remedial Action
As previously reported, in connection with the preparation of our consolidated financial statements for the fiscal quarter ended June 30, 2015, we determined that we had been improperly accounting for GSE CRTs and Agency MBS IOs as investment securities under ASC 320 - Investments - Debt and Equity Securities instead of accounting for them as hybrid instruments and assessing them for embedded derivative features that may require bifurcation and separate accounting under ASC 815 - Derivatives and Hedging. Our controls over the analysis and review of the appropriate accounting treatment for our mortgage-backed and credit risk transfer securities were not appropriately designed to prevent a material error resulting from the misapplication of GAAP. Our management concluded that this deficiency constitutes a “material weakness” in our internal control over financial reporting. To remediate the material weakness in 2015, we have implemented certain changes in our internal controls. Specifically, we engaged an internationally recognized accounting firm to assist us in reviewing our accounting treatment for mortgage-backed and credit risk transfer securities. In addition, we have formalized our technical accounting review and documentation procedures related to new investments. As of December 31, 2015, the material weakness described above has been remediated.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted our first required certification to the NYSE in August of 2010, and will submit a similar certification within 30 days of our 2015 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 76-120 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 73 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 71 of this Report.

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

10.5
Second Amendment to Management Agreement, dated as of July 1, 2015, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015).

10.6
First Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2009, of IAS Operating Partnership LP., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.7
First Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated as of July 23, 2012, incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

10.8	Second Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated September 8, 2014.

10.9	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2016.

10.10	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.11	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

10.12	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate	120
Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Iselin, New Jersey
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Invesco Mortgage Capital Inc.
We have audited the internal control over financial reporting of Invesco Mortgage Capital Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 22, 2016, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Iselin, New Jersey
February 22, 2016

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
In thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	16,065,935	17,248,895
Residential loans, held-for-investment (1)	—	3,365,003
Commercial loans, held-for-investment	209,062	145,756
Cash and cash equivalents	53,199	164,144
Due from counterparties	110,009	57,604
Investment related receivable	154,594	38,717
Accrued interest receivable	50,779	66,044
Derivative assets, at fair value	8,659	24,178
Deferred securitization and financing costs	5,587	13,080
Other investments	113,788	106,498
Other assets	1,124	1,098
Total assets(1)	16,772,736	21,231,017
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,126,048	13,622,677
Secured loans	1,650,000	1,250,000
Asset-backed securities issued by securitization trusts (1)	—	2,929,820
Exchangeable senior notes	400,000	400,000
Derivative liabilities, at fair value	238,148	254,026
Dividends and distributions payable	51,734	61,757
Investment related payable	167	17,008
Accrued interest payable	21,604	29,670
Collateral held payable	4,900	14,890
Accounts payable and accrued expenses	2,376	2,439
Due to affiliate	10,851	9,880
Total liabilities(1)	14,505,828	18,592,167
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 113,619,471 and 123,110,454 shares issued and outstanding, respectively	1,136	1,231
Additional paid in capital	2,407,372	2,532,130
Accumulated other comprehensive income (loss)	303,110	424,592
Retained earnings (distributions in excess of earnings)	(755,799)	(632,854)
Total stockholders’ equity	2,241,035	2,610,315
Non-controlling interest	25,873	28,535
Total equity	2,266,908	2,638,850
Total liabilities and equity	16,772,736	21,231,017

(1)
As of December 31, 2014, the consolidated balance sheet included assets and liabilities of consolidated variable interest entities (“VIEs”) totaling $3,380,597 and $2,938,512, respectively. The Company deconsolidated these VIEs in 2015. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
In thousands except share amounts
Interest Income
Mortgage-backed and credit risk transfer securities	518,256	579,062	646,787
Residential loans (1)	110,908	88,073	34,122
Commercial loans	15,331	9,508	1,451
Total interest income	644,495	676,643	682,360
Interest Expense
Repurchase agreements	166,892	188,699	287,547
Secured loans	6,579	2,576	—
Exchangeable senior notes	22,461	22,461	18,023
Asset-backed securities (1)	82,041	68,159	26,682
Total interest expense	277,973	281,895	332,252
Net interest income	366,522	394,748	350,108
(Reduction in) provision for loan losses	(213)	(142)	884
Net interest income after (reduction in) provision for loan losses	366,735	394,890	349,224
Other income (loss)
Gain (loss) on investments, net	(21,212)	(87,168)	(182,733)
Equity in earnings of unconsolidated ventures	12,630	6,786	5,345
Gain (loss) on derivative instruments, net	(219,048)	(487,469)	40,003
Realized and unrealized credit derivative income (loss), net	19,782	(2,866)	1,127
Other investment income (loss), net	944	(2,045)	—
Total other income (loss)	(206,904)	(572,762)	(136,258)
Expenses
Management fee — related party	38,632	37,599	42,639
General and administrative	7,769	9,191	8,368
Consolidated securitization trusts (1)	8,219	6,076	2,137
Total expenses	54,620	52,866	53,144
Net income (loss)	105,211	(230,738)	159,822
Net income (loss) attributable to non-controlling interest	1,241	(2,632)	1,667
Net income (loss) attributable to Invesco Mortgage Capital Inc.	103,970	(228,106)	158,155
Dividends to preferred stockholders	22,864	17,378	10,851
Net income (loss) attributable to common stockholders	81,106	(245,484)	147,304
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.67	(1.99)	1.11
Diluted	0.67	(1.99)	1.11
Weighted average number of shares of common stock:
Basic	121,377,585	123,104,934	132,714,012
Diluted	122,843,838	124,529,934	134,173,691

(1)
The consolidated statements of operations includes income and expenses of consolidated VIEs. The Company deconsolidated these VIEs in 2015. Refer to Note 3 - “Variable Interest Entities” for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
In thousands
Net income (loss)	105,211	(230,738)	159,822
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(185,416)	431,198	(891,261)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(4,277)	80,659	199,449
Unrealized gain (loss) on derivative instruments	—	—	263,135
Reclassification of unrealized loss on derivative instruments to gain (loss) on derivatives, net	—	—	166,016
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	66,757	85,176	—
Currency translation adjustments on investment in unconsolidated venture	(32)	—	—
Total other comprehensive income (loss)	(122,968)	597,033	(262,661)
Comprehensive income (loss)	(17,757)	366,295	(102,839)
Less: Comprehensive (income) loss attributable to non-controlling interest	245	(4,188)	1,029
Less: Dividends to preferred stockholders	(22,864)	(17,378)	(10,851)
Comprehensive income (loss) attributable to common stockholders	(40,376)	344,729	(112,661)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,600,000	135,362	—	—	116,195,500	1,162	2,316,290	94,343	10,941	2,558,098	31,422	2,589,520
Net income (loss)	—	—	—	—	—	—	—	—	158,155	158,155	1,667	159,822
Other comprehensive income (loss)	—	—	—	—	—	—	—	(259,964)	—	(259,964)	(2,697)	(262,661)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	19,020,106	190	396,280	—	—	396,470	—	396,470
(Cost) proceeds from issuance of preferred stock, net of offering costs	—	(6)	—	—	—	—	—	—	—	(6)	—	(6)
Repurchase of shares of common stock	—	—	—	—	(10,720,003)	(107)	(160,419)	—	—	(160,526)	—	(160,526)
Stock awards	—	—	—	—	14,643	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(305,574)	(305,574)	—	(305,574)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Preferred stock dividends	—	—	—	—	—	—	—	—	(10,851)	(10,851)	—	(10,851)
Amortization of equity-based compensation	—	—	—	—	—	—	313	—	—	313	4	317
Balance at December 31, 2013	5,600,000	135,356	—	—	124,510,246	1,245	2,552,464	(165,621)	(147,329)	2,376,115	27,120	2,403,235
Net income (loss)	—	—	—	—	—	—	—	—	(228,106)	(228,106)	(2,632)	(230,738)
Other comprehensive income (loss)	—	—	—	—	—	—	—	590,213	—	590,213	6,820	597,033
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	15,505	—	256	—	—	256	—	256
Proceeds from issuance of preferred stock, net of offering costs	—	—	6,200,000	149,860	—	—	—	—	—	149,860	—	149,860
Repurchase of shares of common stock	—	—	—	—	(1,438,213)	(14)	(21,116)	—	—	(21,130)	—	(21,130)
Stock awards	—	—	—	—	22,916	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(240,041)	(240,041)	—	(240,041)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,378)	(17,378)	—	(17,378)
Amortization of equity-based compensation	—	—	—	—	—	—	526	—	—	526	6	532
Balance at December 31, 2014	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	424,592	(632,854)	2,610,315	28,535	2,638,850
Net income (loss)	—	—	—	—	—	—	—	—	103,970	103,970	1,241	105,211
Other comprehensive income (loss)	—	—	—	—	—	—	—	(121,482)	—	(121,482)	(1,486)	(122,968)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	12,945	—	191	—	—	191	—	191
Repurchase of shares of common stock	—	—	—	—	(9,539,251)	(95)	(125,500)	—	—	(125,595)	—	(125,595)
Stock awards	—	—	—	—	35,323	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(204,051)	(204,051)	—	(204,051)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,423)	(2,423)
Preferred stock dividends	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	551	—	—	551	6	557
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	113,619,471	1,136	2,407,372	303,110	(755,799)	2,241,035	25,873	2,266,908
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	105,211	(230,738)	159,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	122,925	124,369	180,121
Amortization of residential loans and asset-backed securities premiums (discounts), net	(656)	2,761	994
Amortization of commercial loan origination fees	(91)	(9)	(26)
(Reduction in) provision for loan losses	(213)	(142)	884
Unrealized (gain) loss on derivative instruments, net	(9,597)	215,499	13,923
Unrealized (gain) loss on credit derivatives, net	4,623	21,753	865
(Gain) loss on investments, net	21,212	87,168	182,733
Realized (gain) loss on derivative instruments, net	44,272	72,187	(56,279)
Realized (gain) loss on credit derivatives, net	1,140	—	—
Equity in earnings of unconsolidated ventures	(12,630)	(6,786)	(5,345)
Amortization of equity-based compensation	557	532	317
Amortization of deferred securitization and financing costs	3,146	3,013	2,446
Amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	66,757	85,176	—
Non-cash interest income capitalized in commercial loans	—	(768)	(832)
(Gain) loss on foreign currency transactions, net	1,964	2,718	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	5,660	2,473	(5,280)
Increase in operating liabilities	4,305	456	16,099
Net cash provided by operating activities	358,585	379,662	490,442
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(2,352,380)	(4,339,442)	(8,323,891)
(Contributions) distributions (from) to investments in unconsolidated ventures, net	18,183	7,191	(3,757)
Change in other investments	(12,875)	(52,500)	—
Principal payments from mortgage-backed and credit risk transfer securities	2,602,138	1,909,632	2,818,987
Proceeds from sale of mortgage-backed and credit risk transfer securities	907,155	3,266,040	5,041,249
Payments on sale of credit derivatives	(1,140)	—	—
Payment of premiums for interest rate swaptions	(1,486)	(10,328)	(72,723)
(Payments) proceeds (for) from termination of futures, forwards, swaps, swaptions and TBAs	(33,945)	(48,913)	114,538
Purchase of residential loans held-for-investment	(372,305)	(1,816,638)	(1,857,673)
Principal payments from residential loans held-for-investment	549,565	255,662	43,869
Principal payments from commercial loans held-for-investment	92,796	399	—
Origination and advances of commercial loans, net of origination fees	(157,963)	(83,483)	(63,741)
Net cash provided by (used in) investing activities	1,237,743	(912,380)	(2,303,142)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	191	256	396,465
Repurchase of common stock	(125,595)	(21,130)	(160,527)
Proceeds from (cost of) issuance of preferred stock	(36)	149,896	(6)
Due from counterparties	(53,830)	(54,679)	(1,500)
Collateral held payable	(9,990)	(32,014)	46,904
Proceeds from repurchase agreements	140,861,204	141,072,770	182,456,110
Principal repayments of repurchase agreements	(142,357,783)	(142,901,817)	(182,697,053)
Proceeds from issuance of exchangeable senior notes	—	—	400,000
Proceeds from asset-backed securities issued by securitization trusts	336,077	1,525,905	1,687,127
Principal repayments of asset-backed securities issued by securitization trusts	(518,150)	(236,210)	(41,722)
Proceeds from secured loans	2,325,000	2,835,247	—
Principal repayments on secured loans	(1,925,000)	(1,585,247)	—
Payments of deferred costs	—	(2,199)	(16,181)
Payments of dividends and distributions	(239,361)	(264,528)	(332,779)
Net cash provided by (used in) financing activities	(1,707,273)	486,250	1,736,838
Net change in cash and cash equivalents	(110,945)	(46,468)	(75,862)
Cash and cash equivalents, beginning of period	164,144	210,612	286,474
Cash and cash equivalents, end of period	53,199	164,144	210,612
Supplement Disclosure of Cash Flow Information
Interest paid	211,414	193,275	320,253
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(189,693)	511,857	(262,661)
Dividends and distributions declared not paid	51,734	61,757	66,087
(Receivable) / payable for mortgage-backed and credit risk transfer securities sold / purchased, net	(131,440)	457,643	(522,492)
Repurchase agreements, not settled	(50)	49	(27,842)
Collateral held payable, not settled	—	(5,794)	5,794
Net change in due from counterparties	1,425	(1,425)	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company conducts its business through IAS Operating Partnership L.P. (the “Operating Partnership”) as its sole general partner. As of December 31, 2015 the Company owned 98.8% of the Operating Partnership and a wholly-owned subsidiary of Invesco owned the remaining 1.2%. The Company has one operating segment.
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
The Company generally finances its investments through short- and long-term borrowings structured as repurchase agreements and secured loans. The Company historically invested in residential loans held-for-investment and financed these investments through asset-backed securities ("ABS") issued by consolidated securitization trusts. The Company has also financed investments through the issuances of debt and equity and may utilize other forms of financing in the future.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company, its controlled subsidiaries, and certain residential loan securitization trusts (the "Residential Securitizations") that meet the definition of a variable interest entity ("VIE"). On December 9, 2015, the Company completed the sale of certain beneficial interests in the Residential Securitizations and deconsolidated the Residential Securitizations. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation and deconsolidation of the Residential Securitizations.
The Residential Securitizations were VIEs because they did not have equity that met the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company's determination of whether it is the primary beneficiary of a securitization trust includes both a qualitative and quantitative analysis. The Company determined that it was the primary beneficiary of the Residential Securitizations because it was involved in certain aspects of the design of the Residential Securitizations and had certain default oversight rights on defaulted residential loans. In addition, the Company owned the most subordinated class of asset-backed securities issued by the Residential Securitizations and had the obligation to absorb losses and right to receive benefits from the Residential Securitizations that could potentially be significant to the Residential Securitizations.
The Residential Securitizations held pools of residential mortgage loans and issued series of asset-backed securities payable from the cash flows generated by the underlying pools of residential mortgage loans. The Residential Securitizations were non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the asset-backed securities issued by the Residential Securitizations were sold to unaffiliated third parties and the balance was purchased by the Company. The Company classified the underlying residential mortgage loans owned by the Residential Securitizations as residential loans held-for-investment in its consolidated balance sheets. The asset-backed securities issued to third parties were recorded as liabilities on the Company's consolidated balance sheets. The Company recorded interest income on the residential loans held-for-investment, interest expense on the asset-backed securities issued to third parties and direct operating expenses incurred by the Residential Securitizations in the Company's consolidated statements of operations. The Company eliminated all intercompany balances and transactions between itself and the Residential Securitizations. The Company recorded the initial underlying assets and liabilities of the Residential Securitizations at their fair value upon consolidation into the Company and, as such, no gain or loss was recorded upon consolidation.
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
The Company's reporting currency is U.S. dollars. Upon consolidation, the assets and liabilities of the Company’s investment in an unconsolidated venture whose functional currency is the Euro is translated to U.S. dollars using the period-end exchange rates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the investment in the unconsolidated venture are recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity.
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
Mortgage-Backed and Credit Risk Transfer Securities
All of the Company’s mortgage-backed securities ("MBS") except for Agency and non-Agency residential interest-only securities ("RMBS IOs") are classified as available-for-sale and reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
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
Unrealized gains or losses on all MBS, except for RMBS IOs, are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
RMBS IOs are hybrid financial instruments that contain embedded derivatives. RMBS IOs are carried at fair value on the Company's consolidated balance sheet with changes in fair value recognized in the Company's consolidated statements of operations.
GSE CRTs are unsecured obligations of Fannie Mae and Freddie Mac. Coupon payments on the securities are based on LIBOR, and principal payments are based on prepayments, losses and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS.
The Company has elected the fair value option for GSE CRTs purchased on or after August 24, 2015 due to the complexities associated with bifurcation of GSE CRTs into debt host contract and embedded derivative. Under the fair value option, changes in fair value for GSE CRTs are recognized in the Company's consolidated statements of operations.
GSE CRTs purchased prior to August 24, 2015 are reported at fair value and accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported as a separate component of stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in the Company’s consolidated statements of operations.
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
The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.
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
Residential Loans Held-For-Investment
Residential loans held-for-investment are residential mortgage loans that were held by consolidated securitization trusts. Residential loans held-for-investment were carried at unpaid principal balance net of any premiums and an allowance for loan losses.
The Company established an allowance for residential loan losses based on the Company's estimate of credit losses. The Company calculated expected losses by estimating the default rate and expected loss severities on the loans. The Company considered the following factors in its evaluation of the allowance for loan losses:

•	Loan-to-value ratios, credit scores, geographic concentration and other observable data;

•	Historical default rates of loans with similar characteristics; and

•	Expected future macroeconomic trends including changes in home prices and the unemployment rate.
Commercial Loans Held-For-Investment
Commercial loans held-for-investment by the Company are carried at amortized cost, net of any allowance for loan losses. An individual loan is considered impaired when it is deemed probable that the Company will not be able to recover its investment and any other anticipated futures payments. The Company generally considers the following factors in evaluating whether a commercial loan is impaired:

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
When an individual commercial loan is deemed to be impaired, the Company records an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, the Company reduces the carrying value to the estimated fair value of the collateral, with a corresponding charge to provision for loan losses on the Company's consolidated statements of operations.
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method. Interest income on the Company's non-Agency MBS (and other prepayable mortgage-backed securities where the Company may not recover substantially all of its initial investment) is based on estimated cash flows. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. Over the life of the investments, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company's interest income.
For Agency RMBS that cannot be prepaid in such a way that the Company would not recover substantially all of its initial investment, interest income recognition is based on contractual cash flows. The Company does not estimate prepayments in applying the effective interest method.
Credit Risk Transfer Securities
Interest income on credit risk transfer securities is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in the Company’s consolidated statements of operations.
Residential Loans
The Company recognized interest income from residential loans on an accrual basis and amortized the related premiums into interest income using the effective interest method over the weighted average life of these loans. In estimating the weighted average life of these loans, there were a number of assumptions that were subject to estimation, including the rate and timing of principal payments, defaults, loss severity given default and other factors. Coupon interest was recognized as revenue when earned and deemed collectible or until a loan became more than 90 days past due, at which point the loan was placed on nonaccrual status. Interest previously accrued for loans that had been placed on non-accrual status was reversed against interest income in the period the loan was placed in nonaccrual status. Residential loans delinquent more than 90 days or in foreclosure were characterized as delinquent. Cash principal and interest that was advanced from servicers after a loan becomes greater than 90 days past due was recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status had cured, meaning all delinquent principal and interest had been remitted by the borrower, the loan was placed back on accrual status.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2015, the Company had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. The Company mitigates its risk of loss by actively monitoring the counterparties.
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

Investments in Unconsolidated Ventures
The Company’s non-controlling investments in unconsolidated ventures are included in other investments in the consolidated balance sheets and are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
Deferred Securitization and Financing Costs
As of December 31, 2015, deferred securitization and financing costs consist of costs incurred in connection with the issuance of the Company's exchangeable senior notes. These costs include underwriting, rating agency, legal, accounting and other fees. Deferred costs are amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the exchangeable senior notes. As of December 31, 2014, deferred securitization and financing costs also included costs associated with the issuance of asset-backed securities by Residential Securitizations. As a result of deconsolidation of the Company's Residential Securitizations, these deferred securitization costs were written off in 2015. Refer to Note 3 - "Variable Interest Entities" for further information.
Repurchase Agreements
The Company finances its purchases of mortgage-backed and credit risk transfer securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
Effective January 1, 2015, the Company adopted newly issued accounting guidance for repurchase financings. Under the new standard, the Company no longer applies the "linked" accounting model to instances where the Company purchases mortgage-backed and credit risk transfer securities and enters into repurchase agreements to finance the purchase with the same counterparty. Purchases of mortgage-backed and credit risk transfer securities and repurchase financings are considered separately, and the repurchase agreement component of the transaction is accounted for as a secured borrowing. The Company records the mortgage-backed and credit risk transfer securities and the related repurchase agreement financing on a gross basis in its consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in its consolidated statements of operations.
None of the Company's repurchase financing transactions prior to January 1, 2015 qualified as linked transactions and therefore were not accounted for as derivatives. Accordingly, the Company did not record a cumulative effect adjustment to retained earnings as of January 1, 2015 as a result of adopting the new guidance.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.

Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts were recorded at principal balances net of unamortized premiums or discounts. The Company recognized interest expense on an accrual basis and amortized the related premiums or discounts into interest expense using the effective interest method over the weighted average contractual maturity of these asset-backed securities.
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
Comprehensive Income
The Company's comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS and the debt host contract associated with GSE CRTs; reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense and foreign currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on the Company's MBS and the debt host contract associated with GSE CRTs are reclassified into net income upon their sale or termination.
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
The Company is a party to hybrid financial instruments that contain embedded derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative instruments are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument is remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument is not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the debt host contract. The embedded derivative is recorded at fair value, and changes in fair value are recorded in realized and unrealized credit derivative income (loss), net in the Company's consolidated statements of operations.
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
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Consolidated securitization trust expenses, previously presented in general and administrative expenses, are presented as a separate line item on the Company's consolidated statements of operations. The reclassification of consolidated securitization trust expenses had no impact on net income or equity attributable to common stockholders.
Recent Accounting Pronouncements
None.
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
In April 2015, the FASB issued guidance to amend the presentation of debt issuance cost related to a recognized debt liability. Under the new guidance, the debt issuance costs will be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected under the new guidance. The Company will implement the new guidance in the first quarter of 2016 on a retrospective basis. Upon adoption, the Company will comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The new guidance will not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted. The Company should apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at December 31, 2015 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,692,487	2,692,487
CMBS	2,915,964	2,915,964
Total	5,608,451	5,608,451
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" for additional details regarding these investments.
On December 9, 2015, the Company completed the sale of certain beneficial interests (the "Securities") in the Residential Securitizations for $69.0 million (the "Transaction"). The Securities sold included the most subordinated classes of asset-backed securities issued by the Residential Securitizations. As a result of the Transaction, the Company no longer has the power to direct the activities of the Residential Securitizations through default oversight rights and is therefore no longer the primary beneficiary of the Residential Securitizations. The Company does not manage the Residential Securitizations nor serve or appoint the loan servicer for the Residential Securitizations. The Company’s risk with respect to each investment in a Residential Securitization was limited to its direct ownership in the Residential Securitization. The residential loans owned by the Residential Securitizations were held solely to satisfy the liabilities of the Residential Securitizations, and the investors in the asset-backed securities issued by the Residential Securitizations had no recourse to the Company.
The Company deconsolidated the assets and liabilities of the Residential Securitizations as of the date of the Transaction. The following table summarizes the amounts deconsolidated from the consolidated balance sheet.

$ in thousands	As of December 9, 2015
Residential loans, held-for-investment	3,181,662
Accrued interest receivable	9,889
Deferred securitization and financing costs	4,347
Total assets	3,195,898
Accrued interest and accrued expenses payable	11,413
Asset-backed securities issued by securitization trusts	2,740,797
Total liabilities	2,752,210
The deconsolidation of the Residential Securitizations did not qualify for presentation and disclosure as discontinued operations. The Company recorded a loss of $19.6 million on deconsolidation of the Residential Securitizations in its consolidated statement of operations as gain (loss) on investments, net. The following table presents the components of the loss on deconsolidation of VIEs.

$ in thousands	As of December 9, 2015
Gain (loss) related to derecognition of Residential Securitizations, net	(13,260)
Gain (loss) related to remeasurement of retained interest, net	3,068
Gain (loss) on sale of the securities, net	(9,431)
Total gain (loss) on deconsolidation of VIEs, net	(19,623)
The following table summarizes the net income (loss) impact of the Residential Securitizations excluding the loss on deconsolidation.

	Years ended December 31,
$ in thousands	2015	2014	2013
Interest income - Residential loans	110,908	88,073	34,122
Interest expense - Asset-backed securities	82,041	68,159	26,682
Net interest income	28,867	19,914	7,440
(Reduction in) provision for loan losses	(213)	(142)	884
Net interest income after (reduction in) provision for loan losses	29,080	20,056	6,556
Expenses - Consolidated securitization trusts	8,219	6,076	2,137
Net income	20,861	13,980	4,419

During the year ended December 31, 2015, the Company invested in and consolidated one new Residential Securitization with total assets and total liabilities of $373.5 million before consolidation into the Company. As of December 31, 2014, the consolidated financial statements included the consolidation of ten Residential Securitizations. The following table presents a summary of the assets and liabilities of the Company's consolidated securitization trusts as of December 31, 2014. Intercompany balances have been eliminated for purposes of this presentation.

$ in thousands	December 31, 2014
Residential loans, held-for-investment	3,365,003
Accrued interest receivable	10,562
Deferred securitization costs	5,032
Total assets	3,380,597
Accrued interest and accrued expenses payable	8,692
Asset-backed securities issued by securitization trusts	2,929,820
Total liabilities	2,938,512
Residential Loans Held by Consolidated Securitization Trust
Residential loans held by consolidated securitization trusts were carried at unpaid principal balance net of any premiums and discount and an allowance for loan losses. The residential loans were secured by a lien on the underlying residential property.
The following table details the carrying value for residential loans held-for-investment at December 31, 2014.

$ in thousands	December 31, 2014
Principal balance	3,332,192
Unamortized premium (discount), net	33,553
Recorded investment	3,365,745
Allowance for loan losses	(742)
Carrying value	3,365,003
Allowance for loan losses on Residential Loans Held by Consolidated Securitization Trusts
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company established and maintained an allowance for loan losses on residential loans held by consolidated securitization trusts based on the Company's estimate of credit losses.
The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2015 and December 31, 2014.

$ in thousands	December 31, 2015	December 31, 2014
Balance at beginning of period	(742)	(884)
Charge-offs, net	—	—
Reduction in (provision) for loan losses	213	142
Deconsolidation of VIEs	529	—
Balance at end of period	—	(742)

Asset-Backed Securities Issued by Securitization Trusts
Asset-backed securities issued by securitization trusts were recorded at principal balance net of unamortized premiums or discounts. Asset-backed securities issued by securitization trusts were issued in various tranches and had a weighted average contractual maturity of 28.94 years at December 31, 2014. The investors in the asset-backed securities were not affiliated with the Company and had no recourse to the general credit of the Company.
The asset-backed securities were collateralized by residential loans held in the securitization trusts as summarized in the following table at December 31, 2014.

	December 31, 2014
	ABS	Residential Loans
$ in thousands	Outstanding	Held as Collateral
Principal balance	2,902,378	3,332,192
Interest-only securities	15,040	—
Unamortized premium	23,735	41,928
Unamortized discount	(11,333)	(8,375)
Allowance for loan losses	—	(742)
Carrying value	2,929,820	3,365,003
Range of weighted average interest rates	2.8% - 4.0%
Number of securitization trusts consolidated	10
Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type at December 31, 2015 and 2014.

December 31, 2015
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,527,877	72,389	1,600,266	10,664	1,610,930	3.72%	2.47%	2.40%
30 year fixed-rate	3,796,091	249,285	4,045,376	18,581	4,063,957	4.24%	2.81%	2.85%
ARM*	417,424	4,625	422,049	3,976	426,025	2.72%	2.58%	2.26%
Hybrid ARM	3,240,967	63,324	3,304,291	5,234	3,309,525	2.73%	2.56%	2.22%
Total Agency pass-through	8,982,359	389,623	9,371,982	38,455	9,410,437	3.54%	2.65%	2.53%
Agency-CMO(4)	1,774,621	(1,386,284)	388,337	482	388,819	2.23%	4.29%	3.42%
Non-Agency RMBS(5)(6)(7)	4,965,978	(2,348,080)	2,617,898	74,589	2,692,487	2.20%	4.00%	4.80%
GSE CRT(8)(9)	657,500	22,593	680,093	(21,865)	658,228	1.32%	0.72%	0.62%
CMBS(10)	3,429,655	(558,749)	2,870,906	45,058	2,915,964	3.95%	4.30%	4.35%
Total	19,810,113	(3,880,897)	15,929,216	136,719	16,065,935	3.08%	3.13%	3.19%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities, which represent 27.6% of the balance based on fair value.

(5)	Non-Agency RMBS held by the Company is 48.4% variable rate, 45.2% fixed rate and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $281.6 million is non-accretable.

(7)	Non-Agency RMBS includes interest-only securities, which represent 1.3% of the balance based on fair value.

(8)
The Company has elected the fair value option for GSE CRTs purchased on or after August 24, 2015, which represent 1.9% of the balance based on fair value. As a result, GSE CRTs accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest. Coupon interest attributable to the embedded derivative is recorded as realized and unrealized credit derivative income (loss), net on the consolidated statement of operations.

(10)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 0.9% and 0.7% of the balance based on fair value, respectively.

December 31, 2014
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain, net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,236,297	60,764	1,297,061	30,040	1,327,101	4.05%	2.60%	2.66%
30 year fixed-rate	4,432,301	297,311	4,729,612	60,681	4,790,293	4.29%	2.97%	3.05%
ARM*	531,281	9,068	540,349	6,433	546,782	2.83%	2.27%	2.29%
Hybrid ARM	2,901,078	50,757	2,951,835	25,083	2,976,918	2.78%	2.34%	2.24%
Total Agency pass-through	9,100,957	417,900	9,518,857	122,237	9,641,094	3.69%	2.68%	2.71%
Agency-CMO(4)	1,957,296	(1,502,785)	454,511	(3,616)	450,895	2.34%	4.57%	3.62%
Non-Agency RMBS(5)(6)	3,555,249	(583,890)	2,971,359	90,288	3,061,647	3.51%	4.12%	4.86%
GSE CRT(7)	615,000	25,814	640,814	(15,390)	625,424	1.03%	0.49%	0.48%
CMBS(8)	3,277,208	54,893	3,332,101	137,734	3,469,835	4.74%	4.39%	4.38%
Total	18,505,710	(1,588,068)	16,917,642	331,253	17,248,895	3.61%	3.24%	3.36%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of December 31, 2014 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2014 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

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

(7)
GSE CRT weighted average coupon and weighted average yield excludes embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net on the consolidated statement of operations.

(8)	CMBS includes commercial real estate mezzanine loan pass-through certificates, which represent 1.3% of the balance based on fair value.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type as of December 31, 2015 and 2014.

$ in thousands	December 31, 2015	% of Non-Agency	December 31, 2014	% of Non-Agency
Prime	1,081,428	40.2%	969,849	31.7%
Re-REMIC	663,853	24.7%	1,000,635	32.7%
Alt-A	544,306	20.2%	694,467	22.7%
Subprime/reperforming	402,900	14.9%	396,696	12.9%
Total Non-Agency	2,692,487	100.0%	3,061,647	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of December 31, 2015 and 2014.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2015	December 31, 2014
0% - 10%	11.0%	7.0%
10% - 20%	5.6%	4.4%
20% - 30%	12.7%	11.9%
30% - 40%	20.8%	26.1%
40% - 50%	32.8%	31.8%
50% - 60%	13.3%	15.2%
60% - 70%	3.8%	3.6%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 22.9% of the Company's Re-REMIC holdings are not senior tranches.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at December 31, 2015 and 2014 are presented below.

$ in thousands	December 31, 2015	December 31, 2014
Principal balance	19,810,113	18,505,710
Unamortized premium	495,537	550,071
Unamortized discount	(4,376,434)	(2,138,139)
Gross unrealized gains	287,469	439,513
Gross unrealized losses	(150,750)	(108,260)
Fair value	16,065,935	17,248,895
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2015 and 2014.

$ in thousands	December 31, 2015	December 31, 2014
Less than one year	427,678	440,471
Greater than one year and less than five years	6,237,547	7,997,709
Greater than or equal to five years	9,400,710	8,810,715
Total	16,065,935	17,248,895

The following tables present the estimated fair value and gross unrealized losses of the Company’s MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

December 31, 2015	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	600,480	(8,081)	33	77,506	(1,482)	6	677,986	(9,563)	39
30 year fixed-rate	776,065	(14,827)	32	1,120,391	(39,497)	47	1,896,456	(54,324)	79
ARM	200,863	(501)	11	—	—	—	200,863	(501)	11
Hybrid ARM	1,913,872	(17,082)	111	—	—	—	1,913,872	(17,082)	111
Total Agency pass through	3,491,280	(40,491)	187	1,197,897	(40,979)	53	4,689,177	(81,470)	240
Agency-CMO	166,754	(3,296)	14	9,118	(6,934)	9	175,872	(10,230)	23
Non-Agency RMBS	832,978	(6,957)	73	331,018	(10,326)	28	1,163,996	(17,283)	101
GSE CRT(1)	340,116	(10,050)	16	120,877	(13,605)	7	460,993	(23,655)	23
CMBS	1,224,985	(17,328)	85	31,533	(784)	2	1,256,518	(18,112)	87
Total	6,056,113	(78,122)	375	1,690,443	(72,628)	99	7,746,556	(150,750)	474
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.

December 31, 2014	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	10,897	(42)	1	105,644	(1,395)	6	116,541	(1,437)	7
30 year fixed-rate	137,680	(2,662)	5	1,756,894	(40,181)	62	1,894,574	(42,843)	67
ARM	24,074	(9)	1	3,719	(23)	1	27,793	(32)	2
Hybrid ARM	630,775	(1,544)	28	20,361	(197)	2	651,136	(1,741)	30
Total Agency pass through	803,426	(4,257)	35	1,886,618	(41,796)	71	2,690,044	(46,053)	106
Agency-CMO	36,723	(6,192)	18	265,863	(9,481)	10	302,586	(15,673)	28
Non-Agency RMBS	573,122	(5,799)	34	354,532	(11,990)	21	927,654	(17,789)	55
GSE CRT(1)	306,603	(25,394)	13	—	—	—	306,603	(25,394)	13
CMBS	134,364	(277)	11	227,452	(3,074)	19	361,816	(3,351)	30
Total	1,854,238	(41,919)	111	2,734,465	(66,341)	121	4,588,703	(108,260)	232
(1) Balance includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS and Agency-CMO were $81.5 million and $10.2 million, respectively, at December 31, 2015. Due to the inherent credit quality of Agency RMBS and Agency-CMO, the Company determined that at December 31, 2015, any unrealized losses on its Agency RMBS and Agency-CMO portfolio are not other than temporary.
Gross unrealized losses on the Company’s non-Agency RMBS, GSE CRT and CMBS were $59.1 million at December 31, 2015. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds and market fluctuations. These investment securities are included in the Company's assessment for other-than-temporary-impairment on a quarterly basis.

The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on its accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013. The table excludes certain RMBS IOs and GSE CRTs that are accounted for under the fair value option.

	Years Ended December 31,
$ in thousands	2015	2014	2013
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	351,774	(160,083)	531,729
Unrealized gain (loss) on MBS and GSE CRT	(185,416)	431,198	(891,261)
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	(4,277)	80,659	199,449
Balance at end of period	162,081	351,774	(160,083)
During the years ended December 31, 2015, 2014 and 2013 the Company reclassified $4.3 million of net unrealized gains, $80.7 million of net unrealized losses and $199.4 million of net unrealized losses respectively from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments.
The following table summarizes the components of the Company's total gain (loss) on investments, net for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
$ in thousands	2015	2014	2013
Gross realized gains on sale of investments	10,139	16,353	39,131
Gross realized losses on sale of investments	(11,114)	(95,783)	(238,580)
Net unrealized gains and losses on RMBS IOs (fair value option)	(558)	(7,738)	16,716
Net unrealized gains and losses on GSE CRT (fair value option)	(56)	—	—
Total gain (loss) on investments, net (1)	(1,589)	(87,168)	(182,733)
(1) Balance as of December 31, 2015 excludes gain (loss) on deconsolidation of VIEs, net of $19.6 million. Refer to Note 3 - "Variable Interest Entities" for further discussion.
The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” The Company evaluates each security that has had a fair value less than amortized cost for nine or more consecutive months for other-than-temporary impairment. This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The Company did not have other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013.
The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the years ended December 31, 2015, 2014 and 2013. GSE CRT interest income excludes coupon interest associated with embedded derivatives recorded in realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2015
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency	372,610	(121,170)	251,440
Non-Agency	110,885	12,650	123,535
GSE CRT	6,681	(3,088)	3,593
CMBS	149,977	(11,322)	138,655
Other	1,028	5	1,033
Total	641,181	(122,925)	518,256

For the Year ended December 31, 2014
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	403,403	(106,116)	297,287
Non-Agency	135,178	12,257	147,435
GSE CRT	5,428	(3,014)	2,414
CMBS	159,363	(27,496)	131,867
Other	59	—	59
Total	703,431	(124,369)	579,062

For the Year ended December 31, 2013
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income (Loss)
Agency	530,220	(161,149)	369,071
Non-Agency	155,770	9,327	165,097
GSE CRT	630	(84)	546
CMBS	140,094	(28,215)	111,879
Other	194	—	194
Total	826,908	(180,121)	646,787

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of December 31, 2015 and 2014 that were purchased or originated by the Company.
December 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
Mezzanine loans	6	210,769	(1,707)	209,062	2,128
Total	6	210,769	(1,707)	209,062	2,128

December 31, 2014

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Unfunded commitment
First mortgage loan	1	19,978	41	20,019	1,623
Subordinate interests:
Mezzanine loans	4	71,643	(94)	71,549	3,357
Other(1)	2	54,188	—	54,188	—
Total	7	145,809	(53)	145,756	4,980
(1) Other subordinate interests include a B-note and a preferred equity investment.
These loans were not impaired, and no allowance for loan losses has been recorded as of December 31, 2015 and 2014.

Note 6 – Other Investments
The following table summarizes the Company's other investments as of December 31, 2015 and 2014:

$ in thousands	December 31, 2015	December 31, 2014
FHLBI stock	75,375	62,500
Investments in unconsolidated ventures	38,413	43,998
Total	113,788	106,498
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
Note 7 – Borrowings
The Company has finance the majority of its investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of the Company’s borrowings at December 31, 2015 and 2014.

$ in thousands	December 31, 2015			December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	8,389,643	0.65%	24	9,018,818	0.35%	18
Non-Agency RMBS	2,077,240	1.68%	32	2,676,626	1.51%	36
GSE CRT	488,275	1.91%	19	468,782	1.55%	27
CMBS	1,170,890	1.49%	23	1,458,451	1.32%	26
Secured Loans	1,650,000	0.55%	2,937	1,250,000	0.37%	3,472
Exchangeable Senior Notes	400,000	5.00%	805	400,000	5.00%	1,170
Total	14,176,048	1.02%	389	15,272,677	0.81%	335
The Company financed its residential loans held-for-investment through asset-backed securities issued by securitization trusts. Refer to Note 3 - "Variable Interest Entities" for a discussion of asset-backed securities issued by securitization trusts.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at December 31, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2015 and 2014.

December 31, 2015	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
$ in thousands Repurchase Agreement Counterparties
HSBC Securities (USA) Inc	1,566,747	12.9%	1,611,020
Royal Bank of Canada	1,148,480	9.5%	1,383,839
ING Financial Market LLC	1,050,548	8.7%	1,112,102
South Street Securities LLC	799,783	6.6%	838,600
Pierpont Securities LLC	786,623	6.5%	814,804
Industrial and Commercial Bank of China Financial Services LLC	695,933	5.7%	730,941
Mitsubishi UFJ Securities (USA), Inc.	627,383	5.2%	657,201
JP Morgan Securities Inc.	622,665	5.1%	728,502
Citigroup Global Markets Inc.	585,632	4.8%	725,882
Scotia Capital	576,137	4.8%	598,343
BNP Paribas Securities Corp.	474,053	3.9%	530,584
Wells Fargo Securities, LLC	463,673	3.8%	551,667
Goldman, Sachs & Co.	428,799	3.5%	552,549
KGS-Alpha Capital Markets, L.P.	380,286	3.1%	400,758
Banc of America Securities LLC	380,520	3.1%	442,801
Morgan Stanley & Co. Incorporated	273,124	2.3%	320,484
Guggenheim Liquidity Services, LLC	265,709	2.2%	279,345
All other counterparties (1)	999,953	8.3%	1,180,866
Total	12,126,048	100.0%	13,460,288

(1) Represents amounts outstanding with nine counterparties.

December 31, 2014	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
$ in thousands Repurchase Agreement Counterparties
Credit Suisse Securities (USA) LLC	1,517,530	11.1%	1,925,973	(1)
HSBC Securities (USA) Inc	1,190,769	8.7%	1,225,194
Royal Bank of Canada	1,057,798	7.8%	1,278,612
Citigroup Global Markets Inc.	979,247	7.2%	1,157,265	(2)
South Street Securities LLC	961,938	7.1%	1,020,054
Banc of America Securities LLC	791,196	5.9%	875,984	(3)
ING Financial Market LLC	767,733	5.6%	820,166
Mitsubishi UFJ Securities (USA), Inc.	710,058	5.2%	744,836
J.P. Morgan Securities LLC	698,856	5.1%	814,896
Industrial and Commercial Bank of China Financial Services LLC	682,193	5.0%	716,989
Wells Fargo Securities, LLC	627,071	4.6%	754,706
Pierpont Securities LLC	601,222	4.4%	627,534
Morgan Stanley & Co. Incorporated	589,950	4.3%	632,002
BNP Paribas Securities Corp.	559,658	4.1%	622,749
Scotia Capital	521,778	3.8%	542,044
KGS-Alpha Capital Markets, L.P.	407,920	3.0%	430,241
All other counterparties (4)	957,760	7.1%	1,071,019
Total	13,622,677	100.0%	15,260,264
(1) Includes $276.1 million of MBS held as collateral which are eliminated in consolidation.
(2) Includes $20.3 million of MBS held as collateral which are eliminated in consolidation.
(3) Includes $106.8 million of MBS held as collateral which are eliminated in consolidation.
(4) Represents amounts outstanding with ten counterparties.
The Company's repurchase agreement collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) was 111% as of December 31, 2015 (December 31, 2014: 112%).
The Company posted cash collateral of $710,000 with its repurchase agreement counterparties at December 31, 2015. No cash collateral was held by repurchase agreement counterparties at December 31, 2014.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances.
As of December 31, 2015, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. These secured advances have fixed or floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2015, IAS Services LLC had weighed average borrowings of $1.6 billion with a weighted average borrowing rate of 0.41% and a weighted average maturity of 8.05 years. On January 12, 2016, new FHFA rules were adopted that exclude captive insurance companies from Federal Home Loan Bank membership. Under the new rules, IAS Services LLC is permitted to remain a member of the Federal Home Loan Bank for a period of five years, and the FHLBI is permitted to honor the contractual maturity of our existing advances. Accordingly, the Company does not expect there to be any impact to its existing FHLBI borrowings under the FHFA rule.
The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines.The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral.
As of December 31, 2015, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $558.9 million, respectively.

As discussed in Note 6 - "Other Investments," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Exchangeable Senior Notes
In 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. The total net proceeds to the Company after deducting financing expenses was $387.7 million.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of the Company’s common stock at the applicable exchange rate at any time prior to the close of business on March 13, 2018. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of the Company’s common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of the Company's common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933, as amended. Under the registration rights agreement between the Company and the initial purchasers of the Notes, the Company filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. The Company may be required to register additional shares of common stock issuable upon exchange of the Notes at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $5.9 million as of December 31, 2015 (2014: $5.9 million).
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
The Company also utilizes credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company, and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event,the difference between the value of the reference securities and the CDS’s notional amount is recorded as a realized loss in the consolidated statements of operations.
Credit Derivatives
As discussed in Note 2 - "Summary of Significant Accounting Policies," the Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative and are reported at fair value. At December 31, 2015, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2015	December 31, 2014
Fair value amount	(25,722)	(21,495)
Notional amount	645,000	615,000
Maximum potential amount of future undiscounted payments	645,000	615,000
In 2010, the Company entered into a CDS contract.The Company sold protection against losses on a specific pool of non-Agency RMBS in excess of a specified threshold. In exchange, the Company was paid a stated fixed rate fee of 3% of the notional amount of the CDS. The Company terminated the CDS in October 2015 in exchange for a payment to the Company of $1.0 million.
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI through December 31, 2013 related to cash flow hedges are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $66.8 million (2014: $85.2 million) as an increase to interest expense for the year ended December 31, 2015. During the next 12 months, the Company estimates that $5.2 million will be reclassified as an increase to interest expense, repurchase agreements.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of the Company’s interest rate swaps are recorded in gain (loss) on derivative instruments, net on the consolidated statements of operations. Monthly net cash settlements under swaps are recorded in gain (loss) on derivative instruments, net on the consolidated statements of operations.

As of December 31, 2015, the Company had the following interest rate derivatives outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
Credit Suisse International		500,000	4/15/2016	2.27%
The Bank of New York Mellon		500,000	4/15/2016	2.24%
JPMorgan Chase Bank, N.A.		500,000	5/16/2016	2.31%
Goldman Sachs Bank USA		500,000	5/24/2016	2.34%
Goldman Sachs Bank USA		250,000	6/15/2016	2.67%
Wells Fargo Bank, N.A.		250,000	6/15/2016	2.67%
JPMorgan Chase Bank, N.A.		500,000	6/24/2016	2.51%
Citibank, N.A.		500,000	10/15/2016	1.93%
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC		350,000	2/24/2018	0.95%
ING Capital Markets LLC		300,000	5/5/2018	0.79%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
The Royal Bank of Scotland Plc		500,000	9/5/2018	1.04%
Citibank, N.A. CME Central Clearing	(1)	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Central Clearing	(1)	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
JPMorgan Chase Bank, N.A. CME Central Clearing	(2)	500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
HSBC Bank USA, National Association CME Central Clearing	(3)	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
Deutsche Bank AG CME Central Clearing		1,000,000	6/9/2022	2.21%
HSBC Bank USA, National Association		250,000	6/5/2023	1.91%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Central Clearing		600,000	8/24/2023	2.88%
UBS AG		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
Morgan Stanley Capital Services, LLC Central Clearing		100,000	4/2/2025	2.04%
Total		11,450,000		2.12%

(1)	Forward start date of February 2016

(2)	Forward start date of May 2016

(3)	Forward start date of June 2016
At December 31, 2015, the Company’s counterparties held $109.3 million in cash margin deposits and approximately $143.9 million in Agency RMBS as collateral against its interest rate swaps. In addition, several counterparties posted $4.9 million of cash as collateral with the Company. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of December 31, 2015 and 2014, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in mortgage-backed and credit risk transfer securities on the Company’s consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of December 31, 2015, the Company did not recognize any non-cash collateral held as collateral.
Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in the Company’s consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. The Company had $10.3 million (2014: $23.3 million) of realized loss for interest rate swaptions that expired unexercised during the year ended December 31, 2015. The Company sold swaptions during the year ended December 31, 2013, realizing a net gain of $56.3 million. For the year ended December 31, 2015, the Company had $8.5 million of unrealized gain (2014: $10.9 million unrealized gain and 2013: $17.0 million of unrealized loss), which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
As of December 31, 2015, the Company had the following outstanding interest rate swaptions:

$ in thousands	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Receiver	< 6 Months	1,485	—	1	300,000	3M LIBOR	1.11%	10.0
Total Receiver		1,485	—	1	300,000	3M LIBOR	1.11%	10.0
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

The following table presents information with respect to our derivative instruments:

$ in thousands	Notional Amount as of January 1, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2015	Amount of Realized Gain (Loss), net on Derivative Instruments (excluding net interest paid or received) for the year ended December 31, 2015
Interest Rate Swaptions	1,050,000	300,000	(1,050,000)	300,000	(10,328)
Interest Rate Swaps	10,550,000	2,100,000	(1,200,000)	11,450,000	(31,881)
TBAs	198,000	248,000	(446,000)	—	(2,292)
Futures Contracts	127,400	120,900	(248,300)	—	(943)
Currency Forward Contracts	35,688	171,647	(131,011)	76,324	1,172
Total	11,961,088	2,940,547	(3,075,311)	11,826,324	(44,272)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2015	As of December 31, 2014		As of December 31, 2015	As of December 31, 2014
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	6,795	22,772	Interest Rate Swaps Liability	238,045	253,468
CDS Contract	—	396	TBAs	—	558
Interest Rate Swaptions	—	322	Currency Forward Contracts	103	—
Futures Contracts	—	89
Currency Forward Contracts	1,864	599
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheet. The fair value of the embedded derivative associated with GSE CRTs is a net liability of $25.7 million (2014: net liability of $21.5 million) as of December 31, 2015.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
CDS Contract	Realized and unrealized credit derivative income (loss), net	648	(258)	(865)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	(6,411)	(21,495)	—
Total		(5,763)	(21,753)	(865)

The following table summarizes the effect of interest rate swaps, interest rate swaptions, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)

$ in thousands	Year ended December 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

$ in thousands	Year ended December 31, 2013
Derivative instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps Ineffectiveness	—	—	535	535
Interest Rate Swaptions	56,279	—	(17,048)	39,231
Futures Contracts	(2,353)	—	2,590	237
Total	53,926	—	(13,923)	40,003

The following table presents the impact of the Company’s derivative instruments on its accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
$ in thousands	2015	2014	2013
Accumulated other comprehensive income (loss) from derivative instruments:
Unrealized gain (loss) on derivative instruments at beginning of period	79,110	(6,066)	(435,217)
Unrealized gain (loss) on derivative instruments, net	—	—	429,151
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	66,757	85,176	—
Balance at end of period	145,867	79,110	(6,066)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations.
At December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $121.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $143.9 million of Agency RMBS and $109.3 million of cash as of December 31, 2015. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of December 31, 2015, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $121.1 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of December 31, 2015.

Note 9 – Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at December 31, 2015 and December 31, 2014.
Offsetting of Derivative Assets
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received	Net Amount
Derivatives	8,659	—	8,659	(4,142)	(4,517)	—
Total	8,659	—	8,659	(4,142)	(4,517)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	238,148	—	238,148	(117,240)	(109,299)	11,609
Repurchase Agreements	12,126,048	—	12,126,048	(12,126,048)	—	—
Secured Loans	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	14,014,196	—	14,014,196	(13,893,288)	(109,299)	11,609
Offsetting of Derivative Assets
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received	Net Amount
Derivatives	24,178	—	24,178	(5,277)	(18,901)	—
Total	24,178	—	24,178	(5,277)	(18,901)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2014

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)(3)	Cash Collateral Posted (2)(4)	Net Amount
Derivatives	254,026	—	254,026	(235,908)	(18,118)	—
Repurchase Agreements	13,622,677	—	13,622,677	(13,622,677)	—	—
Secured Loans	1,250,000		1,250,000	(1,250,000)	—	—
	15,126,703	—	15,126,703	(15,108,585)	(18,118)	—

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at December 31, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against the Company's borrowing under repurchase agreements was $13.5 billion and $15.3 billion at December 31, 2015 and December 31, 2014, respectively, including securities held as collateral that are eliminated in consolidation of $403.2 million at December 31, 2014.

(4)
Cash collateral received on the Company's derivatives was $4.9 million and $14.9 million at December 31, 2015 and December 31, 2014, respectively. Non-cash collateral received on the Company's derivatives was $0.0 million and $10.8 million at December 31, 2015 and December 31, 2014, respectively. Cash collateral posted by the Company on its derivatives was $109.3 million and $57.6 million at December 31, 2015 and December 31, 2014, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion and $1.5 billion at December 31, 2015 and December 31, 2014, respectively.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis.

	December 31, 2015
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,091,657	(25,722)	16,065,935
Derivative assets	—	8,659	—	8,659
Total assets	—	16,100,316	(25,722)	16,074,594
Liabilities:
Derivative liabilities	—	238,148	—	238,148
Total liabilities	—	238,148	—	238,148

	December 31, 2014
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,270,390	(21,495)	17,248,895
Derivative assets	89	23,693	396	24,178
Total assets	89	17,294,083	(21,099)	17,273,073
Liabilities:
Derivative liabilities	—	254,026	—	254,026
Total liabilities	—	254,026	—	254,026

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
As discussed in Note 2 "Summary of Significant Accounting Policies," the Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of December 31, 2015, the net embedded derivative liability position of $25.7 million includes $1.0 million of embedded derivatives in an asset position and $26.7 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $21.5 million includes $3.1 million of embedded derivatives in an asset position and $24.6 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives:

$ in thousands	December 31, 2015	December 31, 2014
Beginning balance	(21,495)	—
Sales and settlements	2,184	—
Realized gains/(losses), net	(2,184)	—
Unrealized gains/(losses), net	(4,227)	(21,495)
Ending balance	(25,722)	(21,495)
The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded derivatives	(25,722)	Market Comparables	Prepayment Rate	5.72% - 14.37%	7.83%
		Vendor Pricing	Defaults Rate	0.10% - 0.35%	0.16%

	Fair Value at
$ in thousands	December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded derivatives	(21,495)	Market Comparables	Prepayment Rate	4.46% - 8.98%	5.29%
		Vendor Pricing	Defaults Rate	0.12% - 0.37%	0.18%

These significant unobservable inputs change according to market conditions and security performance. Prepayment rates and default rates are used to estimate the maturity of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Therefore, changes in prepayment rate and default rate do not have an explicit directional impact on the fair value measurement.
The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements of the Company's credit default swap ("CDS") contract:

$ in thousands	December 31, 2015	December 31, 2014
Beginning balance	396	654
Unrealized gains/(losses), net	648	(258)
Sales and settlements	(1,044)	—
Ending balance	—	396
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
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential loans, held-for-investment	—	—	3,365,003	3,399,964
Commercial loans, held-for-investment	209,062	209,790	145,756	147,497
Other investments	113,788	113,788	106,498	106,498
Total	322,850	323,578	3,617,257	3,653,959
Financial Liabilities:
Repurchase agreements	12,126,048	12,133,352	13,622,677	13,630,571
Secured loans	1,650,000	1,650,000	1,250,000	1,250,000
Asset-backed securities issued by securitization trusts	—	—	2,929,820	2,930,422
Exchangeable senior notes	400,000	376,500	400,000	379,500
Total	14,176,048	14,159,852	18,202,497	18,190,493
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

•	The fair value of exchangeable senior notes is a Level 2 fair value measurement based on a valuation obtained from a third-party pricing service.

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
The Company has invested $47.4 million as of December 31, 2015 (2014: $149.3 million) in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s consolidated balance sheets.
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
The Company does not pay any management fees on its investments in unconsolidated ventures that are managed by an affiliate of the Manager.
For the year ended December 31, 2015, the Company incurred management fees of $38.6 million (2014: $37.6 million; 2013: $42.6 million) of which $9.8 million (2014: $9.6 million; 2013: $10.5 million) was accrued but has not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred on its behalf by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
$ in thousands	2015	2014	2013
Incurred costs, prepaid or expensed	6,463	5,954	4,449
Incurred costs, charged against equity as a cost of raising capital	22	213	418
Incurred costs, capitalized to other assets	—	—	7
Total incurred costs, originally paid by the Manager	6,485	6,167	4,874
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
In 2013, a wholly-owned subsidiary of the Company issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes due March 15, 2018. The Exchangeable Senior Notes are convertible into shares of common stock. Refer to Note 7 - "Borrowings" for further discussion of the Exchangeable Senior Notes.
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
During the year ended December 31, 2015 and 2014, the Company issued 12,945 (2014:15,505; 2013:1,770,106) shares of common stock at an average price of $14.75 (2014: $16.52; 2013:$21.31) under the DRSPP. The Company received total proceeds of approximately $191,000 (2014: $256,000; 2013:$37.7 million), net of issuance costs of $0 (2014:$0; 2013:$219,000).
Preferred Stock
Holders of the Company’s Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears.
In September 2014, the Company completed a public offering of 6,200,000 shares of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share. Total proceeds were $149.9 million, net of issuance costs of $5.1 million. Holders of the Company’s Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.18% of the $25.00 liquidation preference per annum. These dividends are cumulative and payable quarterly in arrears.
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
During the twelve months ended December 31, 2015, the Company repurchased 9,539,251 (2014: 1,438,213) shares of its common stock at an average repurchase price of $13.17 (2014: $14.69) per share for a net cost of $125.6 million (2014: $21.1 million), including acquisition expenses. As of December 31, 2015, the Company had authority to purchase 5,302,533 additional shares of its common stock through the share repurchase program.
Share-Based Compensation
The Company established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to its non-executive directors and officers and employees of the Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are currently reserved for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $340,000 (2014: $282,000; 2013: $165,000) related to awards to the Company's non-executive directors for the year ended December 31, 2015. During the year ended December 31, 2015, the Company issued 23,776 shares (2014: 14,632 shares; 2013: 8,946 shares) of common stock pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
The Company recognized compensation expense of approximately $219,000 (2014: $290,000; 2013: $197,000) for the year ended December 31, 2015 related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement.
The following table summarizes the activity related to restricted stock units to employees of the Manager and its affiliates for the year ended December 31, 2015.

	Year Ended December 31,
	2015
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	45,545	$18.67
Shares granted during the year	17,652	15.97
Shares forfeited during the year	(4,600)	(17.26)
Shares vested during the year	(17,783)	(19.53)
Unvested at the end of the year	40,814	$17.29

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

Dividends
The following table sets forth the dividends declared per share of the Company's common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2015
December 15, 2015	$0.40	January 26, 2016
September 15, 2015	$0.40	October 27, 2015
June 15, 2015	$0.45	July 28, 2015
March 17, 2015	$0.45	April 28, 2015
2014
December 16, 2014	$0.45	January 27, 2015
September 15, 2014	$0.50	October 28, 2014
June 16, 2014	$0.50	July 28, 2014
March 18, 2014	$0.50	April 28, 2014
The following table sets forth the dividends declared per share of the Company's Series A Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2015
December 15, 2015	$0.4844	January 25, 2016
September 15, 2015	$0.4844	October 26, 2015
June 15, 2015	$0.4844	July 27, 2015
March 17, 2015	$0.4844	April 27, 2015
2014
December 16, 2014	$0.4844	January 26, 2015
September 15, 2014	$0.4844	October 27, 2014
June 16, 2014	$0.4844	July 25, 2014
March 18, 2014	$0.4844	April 25, 2014
The following table sets forth the dividends declared per share of the Company's Series B Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2015
December 15, 2015	$0.4844	March 28, 2016
September 15, 2015	$0.4844	December 28, 2015
June 15, 2015	$0.4844	September 28, 2015
March 17, 2015	$0.4844	June 29, 2015
2014
December 16, 2014	$0.4844	March 27, 2015
November 4, 2014	$0.5705	December 29, 2014

The following table sets forth the dividends declared per share of the Company's preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2015 and 2014.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2015(1)	1.937600	1.937600	—	—
Fiscal tax year 2014(2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2015(3)	1.937600	1.937600	—	—
Fiscal tax year 2014(4)	0.570500	0.570500	—	—

Common Stock Dividends
Fiscal tax year 2015(5)	1.700000	1.615469	—	0.257840
Fiscal tax year 2014	1.950000	1.776691	—	0.173309

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2015 having a record date of January 1, 2016, which for federal income tax purposes is a fiscal tax year 2016 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(3)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2015 having a record date of March 5, 2016, which for federal income tax purposes is a fiscal tax year 2016 dividend.

(4)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2014 having a record date of March 5, 2015, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(5)	Ordinary dividends include $0.173309 of undistributed taxable income carried-forward from fiscal tax year 2014.
Note 13 – Earnings per Common Share
Earnings per share for the years ended December 31, 2015, 2014 and 2013 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2015	2014	2013
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	81,106	(245,484)	147,304
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	—	—
Income (loss) allocated to non-controlling interest	1,241	(2,632)	1,667
Dilutive net income (loss) available to stockholders	82,347	(248,116)	148,971
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	121,378	123,105	132,714
Effect of dilutive securities:
Restricted stock awards	41	—	35
OP Units	1,425	1,425	1,425
Exchangeable senior notes	—	—	—
Dilutive Shares	122,844	124,530	134,174
The following potential common shares were excluded from diluted earnings per common share for the years ended December 31, 2015 and 2014 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes, respectively, and 0 and 44,421 for restricted stock awards, respectively. The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2013 as the effect would be anti-dilutive: 13,606,952 for the exchangeable senior notes.
Note 14 – Non-controlling Interest – Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying consolidated balance sheets. As of December 31, 2015, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.2% interest (2014: 1.1%) in the Operating Partnership.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
$ in thousands	2015	2014	2013
Net income (loss) allocated	1,241	(2,632)	1,667
Distributions paid	2,494	2,850	3,491
As of December 31, 2015, distributions payable to the non-controlling interest were approximately $570,000 (2014: $641,000; 2013: $713,000).
Note 15 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. The Company's material off balance sheet commitments as of December 31, 2015 are discussed below.
As discussed in Note 6 - "Other Investments", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2015, the Company’s undrawn capital and purchase commitments were $21.1 million (2014: $31.0 million).
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of December 31, 2015, the Company has unfunded commitments on commercial loans held-for-investment of $2.1 million (2014: $5.0 million).
The Company has entered into agreements with financial institutions to guarantee certain obligations of its subsidiaries.  The Company would be required to perform under these guarantees in the event of certain defaults. The Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Note 16 – Summarized Quarterly (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 15	Q3 15	Q2 15	Q1 15	Q4 14	Q3 14	Q2 14	Q1 14
Interest Income
Mortgage-backed and credit risk transfer securities	127,633	129,260	126,098	135,265	143,043	139,419	148,195	148,405
Residential loans	22,907	28,380	30,247	29,374	27,185	22,713	20,471	17,704
Commercial loans	3,982	3,743	4,491	3,115	3,179	2,649	2,061	1,619
Total interest income	154,522	161,383	160,836	167,754	173,407	164,781	170,727	167,728
Interest Expense
Repurchase agreements	41,348	41,303	40,931	43,310	46,050	45,756	47,822	49,071
Secured loans	1,940	1,622	1,553	1,464	1,177	1,223	176	—
Exchangeable senior notes	5,621	5,620	5,613	5,607	5,621	5,620	5,613	5,607
Asset-backed securities	17,128	20,686	22,329	21,898	20,738	17,660	15,826	13,935
Total interest expense	66,037	69,231	70,426	72,279	73,586	70,259	69,437	68,613
Net interest income	88,485	92,152	90,410	95,475	99,821	94,522	101,290	99,115
(Reduction in) provision for loan losses	—	(81)	(70)	(62)	(90)	(209)	(50)	207
Net interest income after (reduction in) provision for loan losses	88,485	92,233	90,480	95,537	99,911	94,731	101,340	98,908
Other income (loss)
Gain (loss) on investments, net	(31,302)	(2,958)	10,876	2,172	(835)	(48,364)	(20,197)	(17,772)
Equity in earnings of unconsolidated ventures	3,499	1,894	1,231	6,006	1,306	1,145	3,894	441
Gain (loss) on derivative instruments, net	68,296	(220,602)	56,003	(122,745)	(164,637)	(3,704)	(167,816)	(151,312)
Realized and unrealized credit derivative income (loss), net	(5,122)	2,928	614	21,362	(23,795)	(28,613)	32,055	17,487
Other investment income (loss), net	(574)	739	1,673	(894)	(687)	(1,358)	—	—
Total other income (loss)	34,797	(217,999)	70,397	(94,099)	(188,648)	(80,894)	(152,064)	(151,156)
Expenses	13,074	14,697	13,551	13,298	13,976	13,293	13,066	12,531
Net income (loss)	110,208	(140,463)	147,326	(11,860)	(102,713)	544	(63,790)	(64,779)
Net income (loss) attributable to non-controlling interest	1,321	(1,629)	1,685	(136)	(1,176)	6	(729)	(733)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	108,887	(138,834)	145,641	(11,724)	(101,537)	538	(63,061)	(64,046)
Dividends to preferred stockholders	5,716	5,716	5,716	5,716	9,240	2,713	2,712	2,713
Undeclared cumulative dividends to preferred stockholders	—	—	—	—	(661)	661	—	—
Net income (loss) attributable to common stockholders	103,171	(144,550)	139,925	(17,440)	(110,116)	(2,836)	(65,773)	(66,759)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.88	(1.18)	1.14	(0.14)	(0.89)	(0.02)	(0.53)	(0.54)
Diluted	0.81	(1.18)	1.04	(0.14)	(0.89)	(0.02)	(0.53)	(0.54)

Note 17 – Subsequent Events
On February 18, 2016, the Company's board of directors authorized an additional 15,000,000 shares of common stock for the existing share repurchase program with no stated expiration date.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2015

$ in thousands
Asset Type	Description	Number of loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loans	Various	6	LIBOR+6.75% to 10.5% or 7.5% Fixed	4/9/2016 to 12/1/2018	I	—	210,769	209,062	—
						—	210,769	209,062	—
(1) Interest ("I")

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2015	2014	2013
Beginning balance							3,510,759	1,874,861	—
Additions:
Principal amount of new loans							530,399	1,887,391	1,891,646
Premium (discount) on new loans							(131)	12,730	29,768
Capitalized interests							—	768	832
Amortization of premium (discount)							(6,204)	(6,368)	(2,632)
Deductions:
Collection of principal							642,361	256,061	43,869
(Reduction in) provision for loan losses							(213)	(142)	884
Loss on foreign currency translation							1,951	2,704	—
Deconsolidation of VIEs							3,181,662	—	—
Ending balance							209,062	3,510,759	1,874,861

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King	President and Chief Executive Officer	February 22, 2016
	Richard J. King	(principal executive officer)

By:	/s/ Richard Lee Phegley, Jr.	Chief Financial Officer	February 22, 2016
	Richard Lee Phegley, Jr.	(principal financial and accounting officer)

By:	/s/ G. Mark Armour	Director	February 22, 2016
G. Mark Armour

By:	/s/ Karen Dunn Kelley	Director	February 22, 2016
Karen Dunn Kelley

By:	/s/ James S. Balloun	Director	February 22, 2016
James S. Balloun

By:	/s/ John S. Day	Director	February 22, 2016
John S. Day

By:	/s/ Edward J. Hardin	Director	February 22, 2016
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 22, 2016
James R. Lientz, Jr.

