Form 10-Q
period 2016-03-31
Invesco Mortgage Capital Inc.
filed 2016-05-10
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 2, 2016, there were 111,577,275 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	March 31, 2016	December 31, 2015
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	15,134,066	16,065,935
Commercial loans, held-for-investment	277,701	209,062
Cash and cash equivalents	51,336	53,199
Due from counterparties	233,884	110,009
Investment related receivable	30,406	154,594
Accrued interest receivable	49,131	50,779
Derivative assets, at fair value	702	8,659
Other assets	115,878	115,072
Total assets	15,893,104	16,767,309
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	11,187,159	12,126,048
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	395,187	394,573
Derivative liabilities, at fair value	398,143	238,148
Dividends and distributions payable	50,917	51,734
Investment related payable	18,782	167
Accrued interest payable	18,339	21,604
Collateral held payable	—	4,900
Accounts payable and accrued expenses	2,027	2,376
Due to affiliate	9,943	10,851
Total liabilities	13,730,497	14,500,401
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,577,275 and 113,619,471 shares issued and outstanding, respectively	1,116	1,136
Additional paid in capital	2,382,542	2,407,372
Accumulated other comprehensive income	426,504	303,110
Retained earnings (distributions in excess of earnings)	(957,735)	(755,799)
Total stockholders’ equity	2,137,643	2,241,035
Non-controlling interest	24,964	25,873
Total equity	2,162,607	2,266,908
Total liabilities and equity	15,893,104	16,767,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	121,087	135,265
Residential loans (1)	—	29,374
Commercial loans	4,893	3,115
Total interest income	125,980	167,754
Interest Expense
Repurchase agreements	41,800	43,310
Secured loans	2,715	1,464
Exchangeable senior notes	5,613	5,607
Asset-backed securities (1)	—	21,898
Total interest expense	50,128	72,279
Net interest income	75,852	95,475
(Reduction in) provision for loan losses	—	(62)
Net interest income after (reduction in) provision for loan losses	75,852	95,537
Other Income (loss)
Gain (loss) on investments, net	11,601	2,172
Equity in earnings of unconsolidated ventures	1,061	6,006
Gain (loss) on derivative instruments, net	(238,543)	(122,745)
Realized and unrealized credit derivative income (loss), net	8,410	21,362
Other investment income (loss), net	(318)	(894)
Total other income (loss)	(217,789)	(94,099)
Expenses
Management fee – related party	9,512	9,415
General and administrative	2,037	1,727
Consolidated securitization trusts (1)	—	2,156
Total expenses	11,549	13,298
Net income (loss)	(153,486)	(11,860)
Net income (loss) attributable to non-controlling interest	(1,897)	(136)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(151,589)	(11,724)
Dividends to preferred stockholders	5,716	5,716
Net income (loss) attributable to common stockholders	(157,305)	(17,440)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.39)	(0.14)
Diluted	(1.39)	(0.14)
Dividends declared per common share	0.40	0.45

(1)
The condensed consolidated statement of operations for the three months ended March 31, 2015 includes income and expenses of consolidated variable interest entities ("VIEs"). The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2016	2015
Net loss	(153,486)	(11,860)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	122,619	125,954
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(10,544)	(2,934)
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	12,924	19,145
Currency translation adjustments on investment in unconsolidated venture	(49)	—
Total other comprehensive income	124,950	142,165
Comprehensive income (loss)	(28,536)	130,305
Less: Comprehensive income (loss) attributable to non-controlling interest	341	(1,490)
Less: Dividends to preferred stockholders	(5,716)	(5,716)
Comprehensive income (loss) attributable to common stockholders	(33,911)	123,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2016
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
$ in thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	113,619,471	1,136	2,407,372	303,110	(755,799)	2,241,035	25,873	2,266,908
Net loss	—	—	—	—			—	—	(151,589)	(151,589)	(1,897)	(153,486)
Other comprehensive income	—	—	—	—	—	—	—	123,394	—	123,394	1,556	124,950
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	18,054	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(44,631)	(44,631)	—	(44,631)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,716)	(5,716)	—	(5,716)
Amortization of equity-based compensation	—	—	—	—	—	—	115	—		115	2	117
Balance at March 31, 2016	5,600,000	135,356	6,200,000	149,860	111,577,275	1,116	2,382,542	426,504	(957,735)	2,137,643	24,964	2,162,607
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2016	2015
Cash Flows from Operating Activities
Net loss	(153,486)	(11,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	25,207	29,389
Amortization of residential loans and asset-backed securities premiums (discount), net	—	37
Amortization of commercial loan origination fees	(59)	(6)
Reduction in provision for loan losses	—	(62)
Unrealized (gain) loss on derivative instruments, net	166,467	51,034
Unrealized (gain) loss on credit derivatives, net	(3,016)	(15,976)
(Gain) loss on investments, net	(11,601)	(2,172)
Realized (gain) loss on derivative instruments, net	42,985	26,103
Realized (gain) loss on credit derivatives, net	920	792
Equity in earnings of unconsolidated ventures	(1,061)	(6,006)
Amortization of equity-based compensation	117	155
Amortization of deferred securitization and financing costs	614	794
Amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	12,924	19,145
(Gain) loss on foreign currency transactions, net	1,125	1,500
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	2,249	(53)
Decrease in operating liabilities	(4,527)	(5,392)
Net cash provided by operating activities	78,858	87,422
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(47,716)	(726,494)
(Contributions) distributions (from) to investment in unconsolidated ventures, net	(116)	8,761
Change in other assets	—	(7,250)
Principal payments from mortgage-backed and credit risk transfer securities	528,138	570,110
Proceeds from sale of mortgage-backed and credit risk transfer securities	684,345	180,790
Payments on sale of credit derivatives	(920)	(792)
Payment of premiums for interest rate swaptions	—	(1,485)
(Payments) proceeds (for) from termination of futures, forwards, swaps, swaptions and TBAs	(37,228)	(2,360)
Purchase of residential loans held-for-investment	—	(372,305)
Principal payments from residential loans held-for-investment	—	138,210
Origination and advances of commercial loans, net of origination fees	(69,830)	(1,944)
Net cash provided by (used in) investing activities	1,056,673	(214,759)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	35	70
Repurchase of common stock	(25,000)	—
Cost of issuance of preferred stock	—	(15)
Due from counterparties	(116,766)	(23,626)
Collateral held payable	(4,900)	(10,590)
Proceeds from repurchase agreements	29,578,250	35,603,951
Principal repayments of repurchase agreements	(30,517,139)	(35,893,498)
Proceeds from asset-backed securities issued by securitization trusts	—	336,077
Principal repayments of asset-backed securities issued by securitization trusts	—	(130,394)
Proceeds from secured loans	125,000	600,000
Principal repayments on secured loans	(125,000)	(300,000)
Payments of deferred costs	(140)	—
Payments of dividends and distributions	(51,734)	(61,757)
Net cash (used in) provided by financing activities	(1,137,394)	120,218
Net change in cash and cash equivalents	(1,863)	(7,119)
Cash and cash equivalents, beginning of period	53,199	164,144
Cash and cash equivalents, end of period	51,336	157,025
Supplement Disclosure of Cash Flow Information
Interest paid	43,110	59,713
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	112,075	123,020
Dividends and distributions declared not paid	50,917	61,766
(Receivable) / payable for mortgage-backed and credit risk transfer securities, net	131,413	4,265
Repurchase agreements, not settled	—	(49)
Swap terminated, not settled	4,272	19,055
Net change in due from counterparties	(7,109)	(985)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”), a variable interest entity ("VIE"), as its sole general partner. As of March 31, 2016, the Company owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. The Company has one operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in the Company’s Form 10-K are not required to be included on an interim basis in the Company’s quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. During the period from January 1, 2015 through December 9, 2015, the condensed consolidated financial statements also include the results of operations of certain residential loan securitization trusts (the "Residential Securitizations") that meet the definition of a VIE. On December 9, 2015, the Company completed the sale of certain beneficial interests in the Residential Securitizations and deconsolidated the Residential Securitizations.
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

Significant Accounting Policies
There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s 2015 Annual Report on Form 10-K.
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common stockholders.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
Effective January 1, 2016, the Company adopted the newly issued accounting guidance for presentation of debt issuance costs. Under the new standard, debt issuance costs are required to be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability. The Company adopted the accounting standard on a retrospective basis, which required the restatement of the Company's December 31, 2015 balance sheet. The adoption resulted in a $5.4 million reduction in exchangeable senior notes and a corresponding reduction in other assets.

In  August 2015, the FASB clarified the newly issued accounting guidance for debt issuance costs and stated that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. The Company did not have line of credit arrangements as of March 31, 2016 and December 31, 2015.
Effective January 1, 2016, the Company adopted the newly issued accounting guidance for reporting entities that are required to determine whether they should consolidate certain legal entities. The Company adopted the accounting standard on a modified retrospective approach which did not require restatement of prior periods to conform to the post adoption presentation. The Company did not consolidate or deconsolidate any legal entities as a result of implementing the new guidance.
In January 2016, the FASB issued guidance to improve certain aspects of classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements, as well as available transition methods.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at March 31, 2016 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,384,965	2,384,965
CMBS	2,701,950	2,701,950
Investments in unconsolidated ventures	39,541	39,541
Total	5,126,456	5,126,456
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of March 31, 2016 and December 31, 2015.

March 31, 2016
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,472,653	68,699	1,541,352	23,813	1,565,165	3.71%	2.53%	2.40%
30 year fixed-rate	3,661,911	239,352	3,901,263	64,988	3,966,251	4.23%	2.96%	2.97%
ARM*	400,744	4,344	405,088	8,561	413,649	2.72%	2.63%	2.42%
Hybrid ARM	2,944,182	54,561	2,998,743	41,983	3,040,726	2.72%	2.54%	2.28%
Total Agency pass-through	8,479,490	366,956	8,846,446	139,345	8,985,791	3.55%	2.73%	2.61%
Agency-CMO(4)	1,763,203	(1,365,561)	397,642	12,927	410,569	2.12%	3.65%	2.80%
Non-Agency RMBS(5)(6)(7)	4,587,878	(2,261,092)	2,326,786	58,179	2,384,965	2.15%	4.01%	4.68%
GSE CRT(8)(9)	647,500	21,811	669,311	(18,520)	650,791	1.33%	0.73%	0.85%
CMBS(10)	3,193,203	(557,871)	2,635,332	66,618	2,701,950	3.86%	4.25%	4.38%
Total	18,671,274	(3,795,757)	14,875,517	258,549	15,134,066	3.04%	3.13%	3.18%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of March 31, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of March 31, 2016 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 83.2% of principal (notional) balance, 24.4% of amortized cost and 25.3% of fair value.

(5)	Non-Agency RMBS held by the Company is 46.4% variable rate, 46.8% fixed rate, and 6.8% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $271.7 million is non-accretable.

(7)	Non-Agency RMBS includes interest-only securities, which represent 1.4% of the balance based on fair value.

(8)
The Company has elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 1.9% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes GSE CRT not accounted for under the fair value option as the embedded derivative coupon interest is recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities, which represent 0.9% of the balance based on fair value.

December 31, 2015
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,527,877	72,389	1,600,266	10,664	1,610,930	3.72%	2.47%	2.40%
30 year fixed-rate	3,796,091	249,285	4,045,376	18,581	4,063,957	4.24%	2.81%	2.85%
ARM	417,424	4,625	422,049	3,976	426,025	2.72%	2.58%	2.26%
Hybrid ARM	3,240,967	63,324	3,304,291	5,234	3,309,525	2.73%	2.56%	2.22%
Total Agency pass-through	8,982,359	389,623	9,371,982	38,455	9,410,437	3.54%	2.65%	2.53%
Agency-CMO(4)	1,774,621	(1,386,284)	388,337	482	388,819	2.23%	4.29%	3.42%
Non-Agency RMBS(5)(6)(7)	4,965,978	(2,348,080)	2,617,898	74,589	2,692,487	2.20%	4.00%	4.80%
GSE CRT(8)(9)	657,500	22,593	680,093	(21,865)	658,228	1.32%	0.72%	0.62%
CMBS(10)	3,429,655	(558,749)	2,870,906	45,058	2,915,964	3.95%	4.30%	4.35%
Total	19,810,113	(3,880,897)	15,929,216	136,719	16,065,935	3.08%	3.13%	3.19%

(1)	Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield based on amortized cost as of December 31, 2015 incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities, which represent 84.4% of principal (notional) balance, 27.5% of amortized cost and 27.6% of fair value.

(5)	Non-Agency RMBS held by the Company is 48.4% variable rate, 45.2% fixed rate, and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $281.6 million is non-accretable.

(7)	Non-Agency RMBS includes interest-only securities, which represent 1.3% of the balance based on fair value.

(8)
The Company has elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 1.9% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes GSE CRT not accounted for under the fair value option as the embedded derivative coupon interest is recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 0.9% and 0.7% of the balance based on fair value, respectively.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type based on fair value as of March 31, 2016 and December 31, 2015.

$ in thousands	March 31, 2016	% of Non-Agency	December 31, 2015	% of Non-Agency
Prime	1,026,639	43.0%	1,081,428	40.2%
Re-REMIC	492,945	20.8%	663,853	24.7%
Alt-A	513,636	21.5%	544,306	20.2%
Subprime/reperforming	351,745	14.7%	402,900	14.9%
Total Non-Agency	2,384,965	100.0%	2,692,487	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of March 31, 2016 and December 31, 2015.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2016	December 31, 2015
0% - 10%	13.3%	11.0%
10% - 20%	7.0%	5.6%
20% - 30%	13.0%	12.7%
30% - 40%	16.2%	20.8%
40% - 50%	32.5%	32.8%
50% - 60%	15.4%	13.3%
60% - 70%	2.6%	3.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 28.8% of the Company's Re-REMIC holdings are not senior tranches.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at March 31, 2016 and December 31, 2015 are presented below.

$ in thousands	March 31, 2016	December 31, 2015
Principal balance	18,671,274	19,810,113
Unamortized premium	468,153	495,537
Unamortized discount	(4,263,910)	(4,376,434)
Gross unrealized gains	334,970	287,469
Gross unrealized losses	(76,421)	(150,750)
Fair value	15,134,066	16,065,935
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2016 and December 31, 2015.

$ in thousands	March 31, 2016	December 31, 2015
Less than one year	301,799	427,678
Greater than one year and less than five years	8,651,266	6,237,547
Greater than or equal to five years	6,181,001	9,400,710
Total	15,134,066	16,065,935

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.
March 31, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	267,933	(814)	19	181,040	(969)	12	448,973	(1,783)	31
30 year fixed-rate	336,431	(3,863)	10	1,271,850	(18,519)	53	1,608,281	(22,382)	63
ARM	1,546	(13)	1	—	—	—	1,546	(13)	1
Hybrid ARM	327,101	(718)	14	—	—	—	327,101	(718)	14
Total Agency pass-through	933,011	(5,408)	44	1,452,890	(19,488)	65	2,385,901	(24,896)	109
Agency-CMO (1)	47,765	(1,107)	10	5,884	(1,775)	7	53,649	(2,882)	17
Non-Agency RMBS	774,913	(9,237)	58	281,308	(8,037)	22	1,056,221	(17,274)	80
GSE CRT (2)	426,242	(8,224)	14	112,988	(11,365)	4	539,230	(19,589)	18
CMBS	666,755	(11,190)	50	34,260	(590)	3	701,015	(11,780)	53
Total	2,848,686	(35,166)	176	1,887,330	(41,255)	101	4,736,016	(76,421)	277
(1) Fair value includes unrealized losses on Agency IO of $2.5 million and unrealized losses on CMO of $0.4 million.
(2) Fair value includes unrealized losses on both the debt host contract and the embedded derivative.
December 31, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	600,480	(8,081)	33	77,506	(1,482)	6	677,986	(9,563)	39
30 year fixed-rate	776,065	(14,827)	32	1,120,391	(39,497)	47	1,896,456	(54,324)	79
ARM	200,863	(501)	11	—	—	—	200,863	(501)	11
Hybrid ARM	1,913,872	(17,082)	111	—	—	—	1,913,872	(17,082)	111
Total Agency pass-through	3,491,280	(40,491)	187	1,197,897	(40,979)	53	4,689,177	(81,470)	240
Agency-CMO (1)	166,754	(3,296)	14	9,118	(6,934)	9	175,872	(10,230)	23
Non-Agency RMBS	832,978	(6,957)	73	331,018	(10,326)	28	1,163,996	(17,283)	101
GSE CRT (2)	340,116	(10,050)	16	120,877	(13,605)	7	460,993	(23,655)	23
CMBS	1,224,985	(17,328)	85	31,533	(784)	2	1,256,518	(18,112)	87
Total	6,056,113	(78,122)	375	1,690,443	(72,628)	99	7,746,556	(150,750)	474
(1) Fair value includes unrealized losses on Agency IO of $8.3 million and unrealized losses on CMO of $1.9 million.
(2) Fair value includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS and CMO were $24.9 million and $0.4 million, respectively, at March 31, 2016. Due to the inherent credit quality of Agency RMBS and CMO, the Company determined that at March 31, 2016, any unrealized losses on its Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on the Company’s Agency IO, non-Agency RMBS, GSE CRT and CMBS were $51.1 million at March 31, 2016. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.

The Company assesses its investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The Company recorded $5.7 million in other-than-temporary credit impairments during the three months ended March 31, 2016. The Company did not have other-than-temporary impairments ("OTTI") for the three months ended March 31, 2015. Other-than-temporary impairments are reported as gain (loss) on investments, net on the condensed consolidated statements of operations. As of March 31, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities.
The Company impaired certain RMBS interest-only securities during the three months ended March 31, 2016. As the changes in fair value on interest-only securities are already recorded in the Company's consolidated statement of operations, the $5.7 million in other-than-temporary credit impairments was recorded as a reclassification from an unrealized to a realized loss within gain (loss) in investments, net on the consolidated statements of operations.
The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2016 and 2015.

$ in thousands	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Cumulative credit loss at beginning of period	—	—
Additions:		—
Other-than-temporary impairments not previously recognized	5,683	—
Cumulative credit loss at end of period	5,683	—
The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.  The table excludes RMBS IOs and GSE CRTs that are accounted for under the fair value option.

$ in thousands	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	162,081	351,774
Unrealized gain (loss) on MBS and GSE CRT	122,619	125,954
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	(10,544)	(2,934)
Balance at the end of period	274,156	474,794
During the three months ended March 31, 2016 and 2015, the Company reclassified $10.5 million and $2.9 million of net unrealized gains, respectively, from other comprehensive income into gain (loss) on investments, net as a result of the Company selling certain investments.

The following table summarizes the components of the Company's total gain (loss) on investments, net for the three months ended March 31, 2016 and 2015.

$ in thousands	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Gross realized gain on sale of investments	13,015	2,964
Gross realized loss on sale of investments	(2,471)	(30)
Other-than-temporary credit impairment losses	(5,683)	—
Net unrealized gain (loss) on RMBS IOs (fair value option)	6,676	(762)
Net unrealized gain (loss) on GSE CRT (fair value option)	64	—
Total gains (loss) on investments, net	11,601	2,172
The following table presents components of interest income on the Company’s MBS and GSE CRT portfolio for the three months ended March 31, 2016 and 2015. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded in realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	85,771	(24,185)	61,586
Non-Agency	25,849	2,685	28,534
GSE CRT	2,197	(767)	1,430
CMBS	32,264	(2,940)	29,324
Other	213	—	213
Total	146,294	(25,207)	121,087
For the three months ended March 31, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	94,372	(26,859)	67,513
Non-Agency	30,810	658	31,468
GSE CRT	1,568	(760)	808
CMBS	37,905	(2,428)	35,477
Other	(1)	—	(1)
Total	164,654	(29,389)	135,265

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of March 31, 2016 and December 31, 2015 that were purchased or originated by the Company.
March 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value
Mezzanine loans	10	278,162	(461)	277,701
Total	10	278,162	(461)	277,701
December 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value
Mezzanine loans	6	210,769	(1,707)	209,062
Total	6	210,769	(1,707)	209,062
These loans were not impaired, and no allowance for loan loss has been recorded as of March 31, 2016 and December 31, 2015.
Note 6 – Other Assets
The following table summarizes the Company's other assets as of March 31, 2016 and December 31, 2015.

$ in thousands	March 31, 2016	December 31, 2015
FHLBI stock	75,375	75,375
Investments in unconsolidated ventures	39,541	38,413
Prepaid expenses	962	1,284
Total	115,878	115,072
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

Note 7 – Borrowings
The Company has financed the majority of its investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of the Company’s borrowings at March 31, 2016 and December 31, 2015.

$ in thousands	March 31, 2016			December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	7,916,802	0.66%	16	8,389,643	0.65%	24
Non-Agency RMBS	1,860,669	1.81%	39	2,077,240	1.68%	32
GSE CRT	396,753	2.07%	38	488,275	1.91%	19
CMBS	1,012,935	1.63%	23	1,170,890	1.49%	23
Secured Loans	1,650,000	0.68%	2,957	1,650,000	0.55%	2,937
Exchangeable Senior Notes (1)	400,000	5.00%	714	400,000	5.00%	805
Total	13,237,159	1.07%	408	14,176,048	1.02%	386

(1)
The carrying value of exchangeable senior notes is $395.2 million and $394.6 million as of March 31, 2016 and December 31, 2015, respectively. The carrying value is net of debt issuance costs of $4.8 million and $5.4 million as of March 31, 2016 and December 31, 2015, respectively.

Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at March 31, 2016.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2016 and December 31, 2015.

March 31, 2016
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,498,650	13.3%	1,550,677
ING Financial Market LLC	1,084,730	9.7%	1,159,981
Royal Bank of Canada	1,004,782	9.0%	1,225,784
South Street Securities LLC	794,811	7.1%	835,147
Industrial and Commercial Bank of China Financial Services LLC	698,273	6.2%	736,743
Pierpont Securities LLC	672,291	6.0%	700,740
JP Morgan Securities Inc.	601,806	5.4%	702,519
Mitsubishi UFJ Securities (USA), Inc.	577,899	5.2%	610,726
Scotia Capital	560,714	5.0%	584,745
Citigroup Global Markets Inc.	461,318	4.1%	583,809
BNP Paribas Securities Corp.	453,622	4.1%	517,606
Goldman, Sachs & Co.	437,425	3.9%	548,395
Wells Fargo Securities, LLC	388,085	3.5%	465,418
KGS-Alpha Capital Markets, L.P.	375,376	3.4%	395,307
Societe Generale	295,776	2.6%	387,701
Morgan Stanley & Co. Incorporated	264,708	2.4%	310,809
All other counterparties (1)	1,016,893	9.1%	1,152,441
Total	11,187,159	100.0%	12,468,548
(1) Represents amounts outstanding with ten counterparties.

December 31, 2015
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,566,747	12.9%	1,611,020
Royal Bank of Canada	1,148,480	9.5%	1,383,839
ING Financial Market LLC	1,050,548	8.7%	1,112,102
South Street Securities LLC	799,783	6.6%	838,600
Pierpont Securities LLC	786,623	6.5%	814,804
Industrial and Commercial Bank of China Financial Services LLC	695,933	5.7%	730,941
Mitsubishi UFJ Securities (USA), Inc.	627,383	5.2%	657,201
JP Morgan Securities Inc.	622,665	5.1%	728,502
Citigroup Global Markets Inc.	585,632	4.8%	725,882
Scotia Capital	576,137	4.8%	598,343
BNP Paribas Securities Corp.	474,053	3.9%	530,584
Wells Fargo Securities, LLC	463,673	3.8%	551,667
Goldman, Sachs & Co.	428,799	3.5%	552,549
KGS-Alpha Capital Markets, L.P.	380,286	3.1%	400,758
Banc of America Securities LLC	380,520	3.1%	442,801
Morgan Stanley & Co. Incorporated	273,124	2.3%	320,484
Guggenheim Liquidity Services, LLC	265,709	2.2%	279,345
All other counterparties	999,953	8.3%	1,180,866
Total	12,126,048	100.0%	13,460,288
(1) Represents amounts outstanding with nine counterparties.
The Company's repurchase agreement collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) was 111% as of March 31, 2016 ( December 31, 2015: 111%).
The Company posted cash of $710,000 (December 31, 2015: $710,000) with its repurchase agreement counterparties at March 31, 2016. Cash margin posted by the Company is classified as due from counterparties.
Secured Loans
The Company's wholly-owned subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of March 31, 2016, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. These secured advances have floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2016, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 8.10 years.
The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members for a period of five years following the effective date of the FHFA Rule. New advances or renewals that mature beyond the five year period are prohibited. As permitted by the FHFA Rule, the FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to the effective date of the final FHFA Rule and extend beyond the five year period. The Company does not expect there to be any impact to its existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules.

As of March 31, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $588.0 million, respectively. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Note 8 – Derivatives and Hedging Activities
The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2016
Interest Rate Swaptions	300,000	—	(300,000)	—
Interest Rate Swaps	11,450,000	—	(4,550,000)	6,900,000
Currency Forward Contracts	76,324	79,821	(73,927)	82,218
Credit Derivatives	645,000	—	(10,000)	635,000
Total	12,471,324	79,821	(4,933,927)	7,617,218
Credit Derivatives
The Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative and are reported at fair value. At March 31, 2016 and December 31, 2015, terms of the GSE CRT embedded derivatives are:

$ in thousand	March 31, 2016	December 31, 2015
Fair value amount	(22,706)	(25,722)
Notional amount	635,000	645,000
Maximum potential amount of future undiscounted payments	635,000	645,000
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI prior to the Company discontinuing cash flow hedge accounting for its interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $12.9 million (March 31, 2015: $19.1 million) as an increase to interest expense for the three months ended March 31, 2016. During the next 12 months, the Company estimates that $14.1 million will be reclassified as a decrease to interest expense, repurchase agreements.

As of March 31, 2016, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
Deutsche Bank AG		150,000	2/5/2018	2.90%
ING Capital Markets LLC		350,000	2/24/2018	0.95%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
CME Central Clearing		300,000	2/5/2021	2.50%
CME Central Clearing		300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
CME Central Clearing	(1)	500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
CME Central Clearing	(2)	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
CME Central Clearing		1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
CME Central Clearing		600,000	8/24/2023	2.88%
UBS AG		250,000	11/15/2023	2.23%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
CME Central Clearing		100,000	4/2/2025	2.04%
Total		6,900,000		2.16%

(1)	Forward start date of May 2016

(2)	Forward start date of June 2016
At March 31, 2016, the Company’s counterparties held $233.2 million in cash margin deposits and approximately $174.4 million in Agency RMBS as collateral against its interest rate swaps. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of March 31, 2016 and December 31, 2015, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of March 31, 2016 and December 31, 2015, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. As of March 31, 2016, we have no outstanding interest rate swaptions.
The Company had $1.5 million and $4.7 million of realized loss for interest rate swaptions that expired unexercised during the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the Company had $1.5 million and $3.7 million of unrealized gain, respectively, which represents the change in fair value of the Company's interest rate swaptions that are recognized directly in earnings.
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
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2016	As of December 31, 2015		As of March 31, 2016	As of December 31, 2015
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	—	6,795	Interest Rate Swap Liability	397,922	238,045
Currency Forward Contracts	702	1,864	Currency Forward Contracts	221	103
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. The fair value of the embedded derivatives associated with the GSE CRTs is a net liability of $22.7 million as of March 31, 2016 (December 31, 2015: $25.7 million).

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended March 31, 2016	Three months ended March 31, 2015
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	(62)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	2,096	16,038
Total		2,096	15,976
The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

$ in thousands	Three months ended March 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(43,895)	(29,091)	(166,671)	(239,657)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	2,395	—	(1,281)	1,114
Total	(42,985)	(29,091)	(166,467)	(238,543)

$ in thousands	Three months ended March 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(19,055)	(45,608)	(55,957)	(120,620)
Interest Rate Swaptions	(4,688)	—	3,679	(1,009)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	875	—	776	1,651
Total	(26,103)	(45,608)	(51,034)	(122,745)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $171.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $174.4 million of Agency RMBS and $233.2 million of cash as of March 31, 2016. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of March 31, 2016, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $236.7 million.

The Company was in compliance with all of the financial provisions of these counterparty agreements as of March 31, 2016.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.
Offsetting of Derivative Assets
As of March 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	702	—	702	(702)	—	—
Total	702	—	702	(702)	—	—
Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	398,143	—	398,143	(165,727)	(228,178)	4,238
Repurchase Agreements	11,187,159	—	11,187,159	(11,187,159)	—	—
Secured Loans	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	13,235,302	—	13,235,302	(13,002,886)	(228,178)	4,238
Offsetting of Derivative Assets
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	8,659	—	8,659	(4,142)	(4,517)	—
Total	8,659	—	8,659	(4,142)	(4,517)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)	Collateral Posted (2)(4)	Net Amount
Derivatives	238,148	—	238,148	(117,240)	(109,299)	11,609
Repurchase Agreements	12,126,048	—	12,126,048	(12,126,048)	—	—
Secured Loans	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	14,014,196	—	14,014,196	(13,893,288)	(109,299)	11,609

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at March 31, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against the Company's borrowing under repurchase agreements was $12.5 billion and $13.5 billion at March 31, 2016 and December 31, 2015, respectively.

(4)
No cash collateral was posted by the Company's derivative counterparties at March 31, 2016 (December 31, 2015: $4.9 million). Cash collateral posted by the Company on its derivatives was $233.2 million and $109.3 million at March 31, 2016 and December 31, 2015, respectively.

(5)
The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $2.0 billion and $1.9 billion at March 31, 2016 and December 31, 2015, respectively. No cash collateral was posted by the Company at March 31, 2016 and December 31, 2015.

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

	March 31, 2016
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	15,156,772	(22,706)	15,134,066
Derivative assets	—	702	—	702
Total assets	—	15,157,474	(22,706)	15,134,768
Liabilities:
Derivative liabilities	—	398,143	—	398,143
Total liabilities	—	398,143	—	398,143

	December 31, 2015
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,091,657	(25,722)	16,065,935
Derivative assets	—	8,659	—	8,659
Total assets	—	16,100,316	(25,722)	16,074,594
Liabilities:
Derivative liabilities	—	238,148	—	238,148
Total liabilities	—	238,148	—	238,148

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
The Company's GSE CRTs are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2016, the net embedded derivative liability position of $22.7 million includes $2.0 million of embedded derivatives in an asset position and $24.7 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $25.7 million includes $1.0 million of embedded derivatives in an asset position and $26.7 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives, which the Company has valued utilizing Level 3 inputs:

$ in thousands	March 31, 2016	December 31, 2015
Beginning balance	(25,722)	(21,495)
Sales and settlements	920	2,184
Total net gains / (losses) included in net income:
Realized gains/(losses), net	(920)	(2,184)
Unrealized gains/(losses), net	3,016	(4,227)
Ending balance	(22,706)	(25,722)

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivative:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(22,706)	Market Comparables	Prepayment Rate	5.76% - 14.43%	7.85%
		Vendor Pricing	Default Rate	0.10% - 0.39%	0.16%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2015	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(25,722)	Market Comparables	Prepayment Rate	5.72% - 14.37%	7.83%
		Vendor Pricing	Default Rate	0.10% - 0.35%	0.16%

These significant unobservable inputs change according to market conditions and security performance. Prepayment rate and default rate are used to estimate the maturity of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Therefore, changes in prepayment rate and default rate do not have an explicit directional impact on the fair value measurement.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	277,701	278,413	209,062	209,790
Other assets	115,878	115,878	115,072	115,072
Total	393,579	394,291	324,134	324,862
Financial Liabilities
Repurchase agreements	11,187,159	11,187,194	12,126,048	12,133,252
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	395,187	378,000	394,573	376,500
Total	13,232,346	13,215,194	14,170,621	14,159,752
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
The fair value of commercial loans held-for-investment is a Level 3 fair value measurement. New commercial loans are carried at their unpaid principal balance until the end of the calendar year in which they were originated or purchased unless market factors indicate cost may not be a reliable indicator of fair value. Subsequent to the year of origination or purchase, commercial loan investments are valued on at least an annual basis by an independent third party valuation agent using a discounted cash flow technique.

•
The fair value of FHLBI stock, included in "Other assets," is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value. At March 31, 2016 and December 31, 2015, the fair value of FHLBI stock is $75.4 million and $75.4 million, respectively.

•
The fair value of investments in unconsolidated ventures, included in "Other assets," is a Level 3 fair value measurement. The fair value measurement is based on the net asset value per share of the Company's investments. At March 31, 2016 and December 31, 2015, the fair value of investments in unconsolidated ventures is $39.5 million and $38.4 million, respectively.

•
The fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

25

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
Note 11 – Related Party Transactions
The Company has invested $50.7 million and $47.4 million as of March 31, 2016 and December 31, 2015, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
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
For the three months ended March 31, 2016, the Company incurred management fees of $9.5 million (March 31, 2015: $9.4 million) of which $9.5 million (March 31, 2015: $9.3 million) was accrued but had not been paid.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred on its behalf by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
$ in thousands	2016	2015
Incurred costs, prepaid or expensed	1,782	642
Total incurred costs, originally paid by the Manager	1,782	642
The Company also pays the Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three months ended March 31, 2016, the Company incurred $503,000 (March 31, 2015: $0) of costs related to such transactions. As of March 31, 2016, $132,000 (March 31, 2015: $0) had not been paid to the Manager.
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
Common Stock
During the three months ended March 31, 2016, the Company issued 3,201 shares of common stock at an average price of $11.08 under its dividend reinvestment and stock purchase plan (the "DRSPP"). The Company received total proceeds of approximately $35,000.
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
Share Repurchase Program
In February 2016, the Company's board of directors authorized an additional share repurchase of up to 15,000,000 of its common shares with no expiration date. During the three months ended March 31, 2016, the Company repurchased and concurrently retired 2,063,451 shares of its common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of March 31, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 and $85,000 related to the Company's non-executive directors for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company issued 7,748 shares and 5,332 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
The Company recognized compensation expense of approximately $32,000 and $70,000 for the three months ended March 31, 2016 and 2015, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. At March 31, 2016 there was approximately $541,000 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 47 months, with a weighted-average remaining vesting period of 23.5 months.

The following table summarizes the activity related to restricted stock units to employees of the Manager and its affiliates for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	40,814	$17.29
Shares granted during the period	21,099	11.28
Shares forfeited during the period	—	—
Shares vested during the period	(15,913)	(17.66)
Unvested at the end of the period	46,000	$14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
Dividends
On March 15, 2016, the Company declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on April 26, 2016 to stockholders of record as of the close of business on March 28, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2016 to stockholders of record as of the close of business on April 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 27, 2016 to stockholders of record as of the close of business on June 5, 2016.
Note 13 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2016 and 2015 is computed as follows:

	Three Months Ended March 31,
$ and share amounts in thousands	2016	2015
Numerator (Income)
Basic Earnings
Net loss available to common stockholders	(157,305)	(17,440)
Effect of dilutive securities:
Loss allocated to non-controlling interest	(1,897)	(136)
Dilutive net income (loss) available to stockholders	(159,202)	(17,576)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	113,142	123,118
Effect of dilutive securities:
OP units	1,425	1,425
Dilutive Shares	114,567	124,543
The following potential common shares were excluded from diluted earnings per common share for the three months ended March 31, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 42,344 for restricted stock awards. The following potential common shares were excluded from diluted earnings per common share for the three months ended March 31, 2015 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 46,003 for restricted stock awards.

Note 14 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest and 1.2% interest in the Operating Partnership, respectively.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
$ in thousands	2016	2015
Net loss allocated	(1,897)	(136)
Distributions paid	570	641
As of March 31, 2016 and December 31, 2015, distributions payable to the non-controlling interest were approximately $570,000 and $570,000, respectively.
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. The Company's material off balance sheet commitments as of March 31, 2016 are discussed below.
As discussed in Note 6 - "Other Assets", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2016 and December 31, 2015, the Company’s undrawn capital and purchase commitments were $20.7 million and $21.1 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of March 31, 2016 and December 31, 2015, the Company has unfunded commitments on commercial loans held-for-investment of $27.1 million and $2.1 million, respectively.
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

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-Q ("Report") and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

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
Capital Activities
On March 15, 2016, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on April 26, 2016 to stockholders of record as of the close of business on March 28, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2016 to stockholders of record as of the close of business on April 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 27, 2016 to stockholders of record as of the close of business on June 5, 2016.
During the three months ended March 31, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses.
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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, governmental policy initiatives, residential and commercial real estate prices, credit availability, personal income, corporate earnings, employment conditions, financial conditions and inflation. Global equity markets fell as volatility increased early in the first quarter before bottoming in mid-February. Markets recovered for the remainder of the quarter with the S&P 500 generating a small positive return, but most global markets remained in negative territory. Financial conditions tightened early in the quarter in concert with falling energy prices as evidenced by increasing credit risk premiums and flattening yield curves. The Federal Reserve was widely anticipated to raise interest rates multiple times in 2016 but has since signaled a more cautious approach given uncertainty regarding global financial risks. Markets welcomed this message and since mid-February volatility has declined, credit premiums have decreased, and energy prices have risen. U.S. interest rates fell in the quarter as global central banks generally eased monetary policy with the European Central Bank ("ECB") and the Bank of Japan ("BOJ") increasing their bond buying programs, driving intermediate term interest rates more negative in several G10 countries.
The consensus of economists’ forecast for U.S. domestic economic activity was reduced during the first quarter of 2016. At the beginning of the year, economists expected real GDP growth of 2.5% for 2016, and their forecast has decreased to growth of 2.0%. The consensus for the core personal consumption expenditures deflator has increased modestly to 1.6% for 2016 growing to 1.8% for 2017, still shy of the 2% target communicated by the U.S. Federal Reserve. Economists have over-estimated core inflation in each of the past three years. Monthly increases in payroll employment averaged 208,000 jobs per month for the first quarter of 2016, down from an average of 271,000 additional jobs in the fourth quarter of 2015. The consensus of economists expects monthly payrolls to increase by 196,000 jobs per month in 2016. Looking forward, the low interest rate environment, coupled with low energy prices should be supportive of U.S. consumer spending. Countering that positive influence on the economy are weak capital investment and low wage and consumer debt growth relative to previous economic expansions. The index of U.S. dollar exchange rates relative to a basket of major world currencies was weaker in the first quarter reducing the negative impact of a strong dollar on U.S. growth. In summary, it appears likely that the U.S. will experience another year of moderate economic growth, accompanied by core inflation that is below the Federal Reserve’s policy objective of 2%
While U.S. interest rates approached the lowest levels seen over the past three years, the environment remains broadly supportive for Agency RMBS. We expect interest rates will likely remain range-bound, as the Fed remains cautious, and aggressive quantitative easing by the ECB and BOJ should result in increased attractiveness of U.S. yields, which is a welcome environment for MBS investors. Further, continued tight residential mortgage loan underwriting standards restrict the ability of many homeowners to refinance, which reduces prepayment risk and is beneficial for MBS investors. We believe global uncertainty and low or even negative interest rates abroad will support demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee. Further, the Federal Reserve is likely to continue re-investing prepayments on their MBS portfolio at least through 2016, as they have signaled the intent to continue until well into the rate normalization process. Fixed rate MBS broadly under-performed equal duration U.S. Treasury notes and interest rate swaps during the first quarter bond market rally despite benign prepayment rates, but Agency Hybrids out-performed. Non-agency CMBS, RMBS, and GSE CRT securities underperformed in the first quarter reflecting generally tighter financial conditions, and mirroring wider spreads in other fixed income sectors such as investment grade corporate bonds, high yield corporate bonds, and emerging market bonds. Valuations on the aforementioned non-agency securities widened significantly between the beginning of the quarter and mid-February despite mortgage credit fundamentals that remained sound. Following the February 10th testimony of Janet Yellen giving assurance of a cautious approach to rate normalization, valuations improved, and they finished the quarter with positive momentum. U.S. interest rate swaps, which we use to hedge the impact that rising interest rates would have on our earnings and book value, mostly out-performed U.S. Treasury notes. Repurchase agreement financing rates on one-month Agency MBS decreased modestly in the first quarter from end of year levels but were higher on average for the first quarter relative to fourth quarter of 2015 due in large part to the December rate increase by the Federal Reserve having been in place for the entire first quarter.
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
The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as our captive insurance company subsidiary, IAS Services LLC (“IAS Services"), to remain members for a period of five years following the effective date of the FHFA Rule. New advances or renewals that mature beyond the five year period are prohibited. As permitted by the FHFA Rule, the Federal Home Loan Bank of Indianapolis ("FHLBI") has indicated it will honor the contractual maturity dates of existing advances to IAS Services that were made prior to the effective date of the final FHFA Rule and extend beyond the five year period. Notwithstanding the FHFA Rule, we do not expect there to be any impact to our existing FHLBI borrowings, and we do not expect that the FHFA Rule will have a material effect on our sources or costs of funding or our results of operations.
Investment Activities
In the first quarter of 2016, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving real estate markets. We have over the last year and over the last quarter maintained a relatively balanced allocation of our equity among commercial credit, Agency RMBS and residential credit.

The table below shows the allocation of our equity as of March 31, 2016, December 31, 2015 and March 31, 2015:

	As of
$ in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Commercial Credit (1)	36.0%	33.0%	34.0%
Agency RMBS	34.0%	37.0%	34.0%
Residential Credit (2)	30.0%	30.0%	32.0%
Total	100.0%	100.0%	100.0%

(1)	CMBS, Commercial Loans and Investments in unconsolidated ventures of $39.5 million (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.
The table below shows the breakdown of our investment portfolio as of March 31, 2016, December 31, 2015 and March 31, 2015:

	As of
$ in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Agency RMBS:
30 year fixed-rate, at fair value	3,966,251	4,063,957	4,623,456
15 year fixed-rate, at fair value	1,565,165	1,610,930	1,840,250
Hybrid ARM, at fair value	3,040,726	3,309,525	2,903,964
ARM, at fair value	413,649	426,025	463,342
Agency CMO, at fair value	410,569	388,819	443,249
Non-Agency RMBS, at fair value	2,384,965	2,692,487	2,947,675
GSE CRT, at fair value	650,791	658,228	661,767
CMBS, at fair value	2,701,950	2,915,964	3,456,892
Residential loans, at amortized cost	—	—	3,597,147
Commercial loans, at amortized cost	277,701	209,062	146,211
Total Investment portfolio	15,411,767	16,274,997	21,083,953
During the first quarter of 2016, we reinvested a portion of cash flows from sales and principal repayments into four new commercial loans, repurchased our common shares, and reduced our repurchase agreements balance. We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively short durations because they are collateralized by higher coupons.  We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. The average coupon of our 30 year fixed-rate Agency RMBS declined to 4.23% at March 31, 2016, compared to 4.29% at March 31, 2015. Additionally, we hold 15 year fixed-rate Agency RMBS, Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities, to hedge the risk of higher interest rates.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRTs, CMBS and commercial real estate loans. We use our proprietary models to perform a detailed review of each investment which often includes loan level analysis of expected performance. We do not place any reliance on ratings by various agencies as we believe our models more accurately evaluate the performance based on our assumptions about market conditions.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. Based on our view of the improving housing market and relative value opportunities, we increased holdings in GSE CRTs modestly over the past twelve months as paydowns from principal repayments and limited dispositions have reduced our non-Agency RMBS holdings.

Our CMBS portfolio generally consists of assets originated before 2007 and assets originated after 2010 (“CMBS 2.0”). Over the past twelve months we have primarily invested in CMBS 2.0. The allocation of our CMBS holdings in our MBS and GSE CRT portfolio is approximately 17.9% as of March 31, 2016.
During the first quarter of 2016, we originated two new commercial real estate loans totaling $53.0 million and purchased two commercial loans totaling $17.0 million. In addition, we committed to a $25.0 million mezzanine loan that partially funded in April 2016. As of March 31, 2016, our commercial real estate loan portfolio includes ten mezzanine loans that we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements.
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of March 31, 2016 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
Prime	0.4%	1.5%	4.2%	3.7%	7.7%	2.1%	—%	—%	—%	—%	11.6%	10.4%	1.2%	0.2%	43.0%
Re-REMIC (1)	—%	—%	—%	—%	0.4%	—%	0.7%	4.4%	11.1%	3.6%	0.6%	—%	—%	—%	20.8%
Alt-A	—%	0.6%	7.4%	6.1%	7.4%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.5%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	2.1%	10.7%	1.6%	—%	14.7%
Total Non-Agency	0.4%	2.1%	11.6%	9.8%	15.8%	2.1%	0.7%	4.4%	11.1%	3.6%	14.3%	21.1%	2.8%	0.2%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	37.9%	51.1%	11.0%	—%	100.0%
CMBS	—%	—%	0.2%	5.1%	—%	—%	—%	6.1%	23.0%	14.1%	14.4%	31.9%	5.2%	—%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 8.1% for 2005, 28.7% for 2006, and 63.2% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of March 31, 2016:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.6%	California	21.7%	California	15.5%
New York	7.2%	Texas	5.6%	New York	13.6%
Florida	6.2%	Virginia	4.5%	Texas	9.7%
Virginia	3.5%	New York	4.2%	Florida	6.1%
Maryland	3.5%	Illinois	4.0%	Pennsylvania	4.4%
New Jersey	3.4%	Florida	3.7%	Illinois	4.3%
Massachusetts	2.9%	Massachusetts	3.6%	New Jersey	3.6%
Illinois	2.8%	Washington	3.3%	Ohio	3.0%
Washington	2.6%	New Jersey	3.3%	Michigan	2.7%
Texas	2.0%	Colorado	3.2%	Virginia	2.7%
Other	23.3%	Other	42.9%	Other	34.4%
Total	100.0%	Total	100.0%	Total	100.0%

Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2016, we had entered into repurchase agreements totaling $11.2 billion (December 31, 2015: $12.1 billion). The decrease in our repurchase agreement balance over the past three months was primarily due to sales and pay downs of securities.
Our wholly-owned subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured advances. As of March 31, 2016, IAS Services had $1.65 billion in outstanding secured advances. For the three months ended March 31, 2016, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 8.10 years.
We have also committed to invest up to $122.6 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2016, $101.9 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $20.7 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of March 31, 2016 and December 31, 2015, we had investment related payables of $18.8 million, and $167,000, respectively. None of these investment related payables were outstanding more than thirty days. The change in balance was primarily due to an increase in unsettled MBS purchases as of March 31, 2016. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of March 31, 2016 and December 31, 2015, the Company had investment related receivables of $30.4 million and $154.6 million, respectively. None of these investment related receivables were outstanding more than thirty days.
The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount outstanding during the quarter and the maximum amount outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2015	14,883,081	14,785,890	14,883,081
June 30, 2015	14,724,860	14,860,637	14,950,089
September 30, 2015	14,587,131	14,765,282	14,879,873
December 31, 2015	13,776,048	14,286,242	14,730,071
March 31, 2016	12,837,159	13,137,569	13,501,433
As of March 31, 2016, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.9 billion (March 31, 2015: $10.4 billion) of borrowings. As of March 31, 2016, included in this amount are forward starting swaps with a total notional amount of $1.0 billion, with starting dates ranging from May 24, 2016 to June 24, 2016. During the three months ended March 31, 2016, we reduced the notional amount of our interest rate swaps to $6.9 billion from $11.5 billion at December 31, 2015. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations.
As of March 31, 2016, we have no outstanding interest rate swaptions. As of March 31, 2015, we held $550.0 million in notional amount of fixed pay interest rate swaptions as an asset with a fair value of $3,000 and $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $795,000. During the three months ended March 31, 2016, interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million (March 31, 2015: $500.0 million), and the Company realized a loss of $1.5 million (March 31, 2015: $4.7 million) on these contracts. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.

As of March 31, 2016 and March 31, 2015, we have no outstanding futures contracts. During the three months ended March 31, 2015, we sold U.S. Treasury futures contracts of $248.3 million in notional amount and realized a net loss of $943,000. We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of March 31, 2016 and March 31, 2015, we have no outstanding to-be-announced securities ("TBAs"). During the three months ended March 31, 2015, we settled TBAs of $446.0 million in notional amount and realized a net loss of $2.3 million. TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of March 31, 2016, we held $82.2 million (March 31, 2015: $34.3 million) in notional amount of currency forward contracts as an asset with a fair value of $702,000 (March 31, 2015: $1.4 million) and a liability with a fair value of $221,000 (March 31, 2015: $0). During the three months ended March 31, 2016, we settled currency forward contracts of $73.9 million (March 31, 2015: $32.1 million) in notional amount and realized a net gain of $2.4 million (March 31, 2015: $875,000). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $16.53 and $17.14 as of March 31, 2016 and December 31, 2015, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
The change in our book value through the first quarter of 2016 was primarily due to realized and unrealized losses on derivative instruments recorded in our condensed consolidated statements of operations. During the three months ended March 31, 2016, we incurred unrealized losses on derivative instruments of $166.5 million due to the fall in rates, which was the primary driver of the change in book value. Also contributing to the change in book value, we realized losses on derivative instruments of $43.0 million as we repositioned our hedging portfolio in response to lower market expectations of an increase in the Federal funds interest rate later this year.
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
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2015.
Expected Impact of New Authoritative Guidance on Future Financial Information
In January 2016, the FASB issued guidance to improve certain aspects of classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements, as well as available transition methods.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
$ in thousands, except share data	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	121,087	135,265
Residential loans (1)	—	29,374
Commercial loans	4,893	3,115
Total interest income	125,980	167,754
Interest Expense
Repurchase agreements	41,800	43,310
Secured loans	2,715	1,464
Exchangeable senior notes	5,613	5,607
Asset-backed securities (1)	—	21,898
Total interest expense	50,128	72,279
Net interest income	75,852	95,475
(Reduction in) provision for loan losses	—	(62)
Net interest income after (reduction in) provision for loan losses	75,852	95,537
Other Income (loss)
Gain (loss) on investments, net	11,601	2,172
Equity in earnings of unconsolidated ventures	1,061	6,006
Gain (loss) on derivative instruments, net	(238,543)	(122,745)
Realized and unrealized credit derivative income (loss), net	8,410	21,362
Other investment income (loss), net	(318)	(894)
Total other income (loss)	(217,789)	(94,099)
Expenses
Management fee – related party	9,512	9,415
General and administrative	2,037	1,727
Consolidated securitization trusts (1)	—	2,156
Total expenses	11,549	13,298
Net income (loss)	(153,486)	(11,860)
Net income (loss) attributable to non-controlling interest	(1,897)	(136)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(151,589)	(11,724)
Dividends to preferred stockholders	5,716	5,716
Net income (loss) attributable to common stockholders	(157,305)	(17,440)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.39)	(0.14)
Diluted	(1.39)	(0.14)
Dividends declared per common share	0.40	0.45
Weighted average number of shares of common stock:
Basic	113,142,400	123,118,201
Diluted	114,567,400	124,543,201

(1)
The condensed consolidated statement of operations for the three months ended March 31, 2015 includes income and expenses of consolidated variable interest entities. The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements for further discussion.

Net Income (Loss) Summary
For the three months ended March 31, 2016, our net loss attributable to common stockholders was $157.3 million (March 31, 2015: $17.4 million) or $1.39 (March 31, 2015: $0.14) basic and diluted net loss per average share available to common stockholders. The higher net loss attributable to common stockholders for the three months ended March 31, 2016 versus 2015 is primarily attributable to realized and unrealized losses on derivative instruments of $238.5 million in the 2016 period versus $122.7 million in the 2015 period. During the three months ended March 31, 2016, the unrealized and realized loss on derivatives were driven by a drop in the market interest rates associated with our interest rate swap hedges.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of our interest rate swap agreements are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in AOCI. For the three months ended March 31, 2016, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $166.7 million (March 31, 2015: $56.0 million). In addition, during the three months ended March 31, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $12.9 million (March 31, 2015: $19.1 million).
Included in our net loss attributable to common shareholders for the three months ended March 31, 2015 is $29.4 million of interest income, $21.9 million of interest expense, and $2.2 million of consolidated securitization trust expenses relating to our Residential Securitizations. On December 9, 2015, we completed the sale of certain beneficial interests in our Residential Securitizations for $69.0 million (the "Transaction"). The securities sold included the most subordinated classes of asset-backed securities issued by the Residential Securitizations. As a result of the Transaction, we no longer have the power to direct the activities of the Residential Securitizations through default oversight rights and are therefore no longer the primary beneficiary of the Residential Securitizations. We deconsolidated the assets and liabilities of the Residential Securitizations as of the date of the Transaction.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps); unrealized (gain) loss on derivative instruments, net; realized and unrealized change in fair value of GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense; and an adjustment attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities, excluding securities for which we elected the fair value option and the valuation assigned to the debt host contract associated with our GSE CRTs in other comprehensive income on our consolidated balance sheets. We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results.
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

The table below provides a reconciliation of U.S. GAAP net loss attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2016	2015
Net loss attributable to common stockholders	(157,305)	(17,440)
Adjustments:
(Gain) loss on investments, net	(11,601)	(2,172)
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $29,091 and $45,608, respectively)	42,985	26,103
Unrealized (gain) loss on derivative instruments, net	166,467	51,034
Realized and unrealized change in fair value of GSE CRT embedded derivatives, net	(2,096)	(15,246)
(Gain) loss on foreign currency transactions, net	1,125	1,525
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	12,924	19,145
Subtotal	209,804	80,389
Adjustment attributable to non-controlling interest	(2,597)	(921)
Core earnings attributable to common stockholders	49,902	62,028
Basic loss per common share	(1.39)	(0.14)
Core earnings per share attributable to common stockholders	0.44	0.50

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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded in gain (loss) on derivative instruments, the amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense and GSE CRT embedded derivative coupon interest that is recorded in realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	125,980	3.26%	167,754	3.29%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,314	0.16%	5,913	0.12%
Effective interest income	132,294	3.42%	173,667	3.41%
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	50,128	1.48%	72,279	1.60%
Less: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	(12,924)	(0.38)%	(19,145)	(0.42)%
Add: Net interest paid - interest rate swaps	29,091	0.86%	45,608	1.01%
Effective interest expense	66,295	1.96%	98,742	2.19%
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	75,852	1.78%	95,475	1.69%
Add: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	12,924	0.38%	19,145	0.42%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,314	0.16%	5,913	0.12%
Less: Net interest paid - interest rate swaps	(29,091)	(0.86)%	(45,608)	(1.01)%
Effective net interest income	65,999	1.46%	74,925	1.22%

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of March 31, 2016 and December 31, 2015. We present a repurchase agreement debt-to-equity ratio because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
March 31, 2016

$ in thousands	Agency RMBS	Residential Credit (4)	Commercial Credit (5)	Exchangeable Senior Notes	Total
Investments	9,396,359	3,035,757	3,019,192	—	15,451,308
Cash and cash equivalents (1)	21,955	16,794	12,587	—	51,336
Derivative assets, at fair value (2)	—	—	702	—	702
Other assets	306,249	17,781	65,728	—	389,758
Total assets	9,724,563	3,070,332	3,098,209	—	15,893,104

Repurchase agreements	7,916,802	2,257,422	1,012,935	—	11,187,159
Secured loans (3)	492,621	—	1,157,379	—	1,650,000
Exchangeable senior notes	—	—	—	395,187	395,187
Derivative liabilities, at fair value	397,923	—	220	—	398,143
Other liabilities	52,634	30,183	16,302	889	100,008
Total liabilities	8,859,980	2,287,605	2,186,836	396,076	13,730,497

Total equity (allocated)	864,583	782,727	911,373	(396,076)	2,162,607
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(317,242)	396,076	78,834
Collateral pledged against secured loans	(587,957)	—	(1,381,364)	—	(1,969,321)
Secured loans	492,621	—	1,157,379	—	1,650,000
Equity related to repurchase agreement debt	769,247	782,727	370,146	—	1,922,120
Debt-to-equity ratio (7)	9.7	2.9	2.4	NA	6.1
Repurchase agreement debt-to-equity ratio (8)	10.3	2.9	2.7	NA	5.8

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Non-Agency RMBS and GSE CRT are considered residential credit.

(5)	CMBS, commercial loans and investments in unconsolidated joint ventures are considered commercial credit.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2015

$ in thousands	Agency RMBS	Residential Credit (4)	Commercial Credit (5)	Exchangeable Senior Notes	Total
Investments	9,799,257	3,350,714	3,163,439	—	16,313,410
Cash and cash equivalents (1)	23,484	16,586	13,129	—	53,199
Derivative assets, at fair value (2)	6,795	—	1,864	—	8,659
Other assets	316,072	9,780	66,189	—	392,041
Total assets	10,145,608	3,377,080	3,244,621	—	16,767,309

Repurchase agreements	8,389,643	2,565,515	1,170,890	—	12,126,048
Secured loans (3)	472,983	—	1,177,017	—	1,650,000
Exchangeable senior notes	—	—	—	394,573	394,573
Derivative liabilities, at fair value	238,045	—	103		238,148
Other liabilities	46,165	22,540	17,038	5,889	91,632
Total liabilities	9,146,836	2,588,055	2,365,048	400,462	14,500,401

Total equity (allocated)	998,772	789,025	879,573	(400,462)	2,266,908
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(250,522)	400,462	149,940
Collateral pledged against secured loans	(558,894)	—	(1,390,805)	—	(1,949,699)
Secured loans	472,983	—	1,177,017	—	1,650,000
Equity related to repurchase agreement debt	912,861	789,025	415,263	—	2,117,149
Debt-to-equity ratio (7)	8.9	3.3	2.7	NA	6.3
Repurchase agreement debt-to-equity ratio (8)	9.2	3.3	2.8	NA	5.7

(1)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(2)	Derivative assets are allocated based on the hedging strategy for each asset class.

(3)	Secured loans are allocated based on amount of collateral pledged.

(4)	Non-Agency RMBS and GSE CRT are considered residential credit.

(5)	CMBS, commercial loans and investments in unconsolidated joint ventures are considered commercial credit.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

Interest Income and Average Earning Asset Yield
The table below presents information related to our investment portfolio and portfolio yields for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
$ in thousands	2016	2015
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	1,560,925	1,748,996
30 year fixed-rate, at amortized cost	3,945,655	4,580,728
ARM, at amortized cost	410,749	460,624
Hybrid ARM, at amortized cost	3,096,649	2,866,657
Agency - CMO, at amortized cost	404,443	446,241
Non-Agency RMBS, at amortized cost	2,437,762	2,892,894
GSE CRT, at amortized cost	676,169	650,342
CMBS, at amortized cost	2,675,219	3,271,611
Residential loans, at amortized cost	—	3,363,323
Commercial loans, at amortized cost	239,201	146,107
Average Investment portfolio	15,446,772	20,427,523
Average Portfolio Yields (1):
Agency RMBS:
15 year fixed-rate	2.40%	2.21%
30 year fixed-rate	2.97%	2.99%
ARM	2.42%	2.69%
Hybrid ARM	2.28%	2.28%
Agency - CMO	2.80%	3.71%
Non-Agency RMBS	4.68%	4.35%
GSE CRT (2)	0.85%	0.50%
CMBS	4.38%	4.34%
Residential loans	—%	3.50%
Commercial loans	8.09%	8.53%
Average Investment portfolio	3.26%	3.29%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)
GSE CRT average portfolio yield excludes GSE CRT not accounted for under the fair value option as the embedded derivative coupon interest is recorded as realized and unrealized credit derivative income (loss), net.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $15.4 billion (March 31, 2015: $20.4 billion) and earned interest income of $126.0 million (March 31, 2015: $167.8 million) for the three months ended March 31, 2016. The yield on our average investment portfolio was 3.26% (March 31, 2015: 3.29%).
Average assets and interest income declined during the three months ended March 31, 2016 compared to 2015 primarily due to the deconsolidation of our residential loan securitizations in December 2015. We consolidated eleven residential loan securitizations as of March 31, 2015 with average assets of $3.4 billion that had an average portfolio yield of 3.50%. We recorded $29.4 million of interest income on residential loans held by the consolidated securitizations in the three months ended March 31, 2015.
The yield on our average investment portfolio declined for the three months ended March 31, 2016 compared to 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. Over the last twelve months, we reinvested cash flows from our Agency RMBS portfolio into 15 year fixed-rate Agency RMBS and Hybrid ARM Agency RMBS as we believe these securities have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of March 31, 2016, approximately 36% of our equity is allocated to investments in commercial credit; 34% is allocated to Agency RMBS and 30% is allocated to residential credit.
We compute our effective interest income (non-GAAP measure) and effective yield (non-GAAP measure) by adding GSE CRT embedded derivative coupon interest to our interest income.We add back GSE CRT embedded derivative coupon interest to our total interest because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income. Effective interest income (non-GAAP measure) was $132.3 million (March 31, 2015: $173.7 million) for the three months ended March 31, 2016.
For the three months ended March 31, 2016, our effective yield (non-GAAP measure) was 3.42% (March 31, 2015: 3.41%), and for the three months ended March 31, 2016. Our effective yield benefited from a higher yield on our GSE CRT embedded coupon interest in the three months ended March 31, 2016 versus the 2015 period
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
The constant prepayment rate ("CPR") of our portfolio impacts the amount of premium and discount on the purchase of securities that is recognized into income. The table below shows the three month CPR for our RMBS and GSE CRT compared to bonds with similar characteristics (“Cohorts”).

	March 31, 2016		December 31, 2015
	Company	Cohorts	Company	Cohorts
15 year Agency RMBS	10.2	11.8	10.7	12.6
30 year Agency RMBS	10.8	12.7	12.5	14.0
Agency Hybrid ARM RMBS	12.5	NA	13.9	NA
Non-Agency RMBS	11.1	NA	12.5	NA
GSE CRT	9.2	NA	10.5	NA
Weighted average CPR	11.2	NA	12.6	NA

Interest Expense and the Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
$ in thousands	2016	2015
Average Borrowings*:
Agency RMBS (1)	8,546,280	9,031,510
Non-Agency RMBS	1,952,569	2,634,705
GSE CRT	451,248	454,510
CMBS (1)	2,187,472	2,665,165
Exchangeable senior notes	394,982	392,517
Asset-backed securities issued by securitization trusts	—	2,919,700
Total borrowed funds	13,532,551	18,098,107
Maximum borrowings during the period (2)	13,896,215	18,416,608
Average Cost of Funds (3):
Agency RMBS (1)	0.66%	0.34%
Non-Agency RMBS	1.80%	1.51%
GSE CRT	2.19%	1.69%
CMBS (1)	1.14%	0.90%
Exchangeable senior notes	5.68%	5.71%
Asset-backed securities issued by securitization trusts	—%	3.00%
Unhedged cost of funds (4)	1.10%	1.18%
Hedged / Effective cost of funds (non-GAAP measure)	1.96%	2.19%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense.
Our largest expense is the interest expense on borrowed funds. We had average borrowed funds of $13.5 billion (March 31, 2015: $18.1 billion) and total interest expense of $50.1 million (March 31, 2015: $72.3 million) for the three months ended March 31, 2016. Average borrowed funds and interest expense for the three months ended March 31, 2016 compared to 2015 decreased primarily due to the deconsolidation of our residential loan securitizations in December 2015 and repayment of repurchase agreement borrowings collateralizing mortgage backed securities we sold during the quarter. We consolidated eleven residential loan securitizations as of March 31, 2015 with average borrowings of $2.9 billion and an average cost of funds of 3.00%. We recorded $21.9 million of interest expense on asset-backed securities issued by the consolidated securitizations in the three months ended March 31, 2015. The Company's cost of funds for borrowings to finance its mortgaged-backed securities rose during the first quarter due to the impact of the December increase in the federal funds interest rate.
We compute our effective interest expense (non-GAAP measure) and effective cost of funds (non-GAAP measure) by including the net interest paid related to our interest rate swaps and excluding the amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense from our interest expense. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We subtract amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense because we do not consider the amortization a current component of our borrowing costs. Effective interest expense (non-GAAP measure) was $66.3 million (March 31, 2015: $98.7 million) for the three months ended March 31, 2016.
For the three months ended March 31, 2016, our cost of funds was 1.48% (March 31, 2015: 1.60%). Our lower cost of funds for the three months ended March 31, 2016 is due to the deconsolidation of our residential loan securitizations. For the three months ended March 31, 2016, our effective cost of funds (non-GAAP measure) was 1.96% (March 31, 2015: 2.19%). Our effective cost of funds declined in the three months ended March 31, 2016 versus the 2015 period primarily due to lower net interest paid on interest rate swaps as well as the impact of the deconsolidation of our Residential Securitizations. Net interest paid on interest rate swaps decreased because we repositioned our hedging portfolio during the first quarter of 2016 in response to lower market expectations of an increase in the Federal funds interest rate later this year.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $75.9 million (March 31, 2015: $95.5 million) for the three months ended March 31, 2016. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.78% (March 31, 2015: 1.69%) for the three months ended March 31, 2016. The decrease in net interest income and net interest margin was primarily the result of the reduction in our investment portfolio for the three months ended March 31, 2016 compared to 2015.
We compute our effective net interest income (non-GAAP measure) and effective interest rate margin (non-GAAP measure) by adding amortization of net deferred losses on de-designated interest rate swaps to repurchase agreement interest expense and GSE CRT embedded derivative coupon interest, and subtracting net interest paid on our interest rate swaps to our net interest income. Our effective net interest income (non-GAAP measure) totaled $66.0 million (March 31, 2015: $74.9 million) for the three months ended March 31, 2016. Our effective interest rate margin (non-GAAP measure) was 1.46% (March 31, 2015: 1.22%) for the three months ended March 31, 2016.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K. We determined that no provision for loan losses for our commercial loans was required as of March 31, 2016.
Our provision for loan losses for the three months ended March 31, 2015 was solely for residential loans held-for-investment by consolidated securitization trusts. We did not have a provision for loan losses as of March 31, 2016 because we deconsolidated our Residential Securitizations in December 2015.
Gain (Loss) on Investments, net
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; (ii) the change in fair value of RMBS IOs; (iii) the change in the fair value of GSE CRTs accounted for under the fair value option; and (iv) losses on other-than-temporarily impaired securities.
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the three months ended March 31, 2016, we sold mortgage-backed and credit risk transfer securities and recognized a net gain of $10.5 million (March 31, 2015: $2.9 million net gain).
We account for RMBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the condensed consolidated statements of operations. We recognized a $6.7 million net income (March 31, 2015: $762,000 net loss) on RMBS IOs during the three months ended March 31, 2016.
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. We recorded a $64,000 net income for the three months ended March 31, 2016 for the changes in fair value of GSE CRTs accounted for under the fair value option.
We recorded $5.7 million (March 31, 2015: $0) of losses on other-than-temporarily impaired interest-only securities in the condensed consolidated statements of operations for the three months ended March 31, 2016. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for our assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the three months ended March 31, 2016, we recorded equity in earnings of unconsolidated ventures of $1.1 million (March 31, 2015: $6.0 million). Equity in earnings of unconsolidated ventures decreased for the three months ended March 31, 2016 compared to 2015 primarily due to higher unrealized appreciation of underlying portfolio investments in the 2015 period.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended March 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(43,895)	(29,091)	(166,671)	(239,657)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	2,395	—	(1,281)	1,114
Total	(42,985)	(29,091)	(166,467)	(238,543)

$ in thousands	Three Months Ended March 31, 2015
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(19,055)	(45,608)	(55,957)	(120,620)
Interest Rate Swaptions	(4,688)	—	3,679	(1,009)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	875	—	776	1,651
Total	(26,103)	(45,608)	(51,034)	(122,745)
As of March 31, 2016 and December 31, 2015, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of March 31, 2016				As of December 31, 2015
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (2)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	5,900,000	2.13%	0.47%	4.94	9,850,000	2.07%	0.36%	3.65

(1)	Excluding notional amounts for interest rate swaps with forward start date of May 2016 and June 2016.

(2)	Excluding notional amounts for interest rate swaps with forward start date of February 2016, May 2016 and June 2016.

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
$ in thousands	2016	2015
Credit Default Swap ("CDS") premium income	—	265
Change in fair value of CDS	—	(62)
GSE CRT embedded derivative coupon interest	6,314	5,913
Gain (loss) on settlement of GSE CRT embedded derivatives	(920)	(792)
Change in fair value of GSE CRT embedded derivatives	3,016	16,038
Total	8,410	21,362
We terminated our sole credit default swap in October 2015.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to a commercial loan investments denominated in a foreign currency.
Expenses
For the three months ended March 31, 2016, we incurred management fees of $9.5 million (March 31, 2015: $9.4 million) which are payable to our Manager under our management agreement. Management fees increased slightly during the three months ended March 31, 2016 compared to 2015 primarily due to a change in how our fees are calculated. This increase was partially offset by a lower equity balance due to share repurchases. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and description of how our fees are calculated.
For the three months ended March 31, 2016, our general and administrative expenses not covered under our management agreement amounted to $2.0 million (March 31, 2015: $1.7 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. General and administrative expenses increased for the three months ended March 31, 2016 primarily due to costs associated with repositioning our hedging portfolio and purchasing new commercial loan investments.
For the three months ended March 31, 2015, consolidated securitization trust expenses totaled $2.2 million. Consolidated securitization trust expenses consisted of direct operating expenses incurred by consolidated residential loan securitizations. The Company deconsolidated its Residential Securitizations in December 2015.
Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended March 31, 2016, our net loss after preferred dividends was $159.2 million (March 31, 2015: $17.6 million) and our annualized loss on average equity was 32.80% (March 31, 2015: 2.87% ). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivative instruments of $238.5 million in the 2016 period versus $122.7 million in the 2015 period. For the three months ended March 31, 2016, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $166.7 million (March 31, 2015: $56.0 million). In addition, during the three months ended March 31, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $12.9 million (March 31, 2015: $19.1 million).

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
We held cash and cash equivalents of $51.3 million at March 31, 2016 (March 31, 2015: $157.0 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $78.9 million for the three month period ended March 31, 2016 (March 31, 2015: $87.4 million).
Our primary source of cash for the three months ended March 31, 2016 was cash from investing activities. Our cash provided by investing increased by $1.3 billion to $1.1 billion compared to the three months ended March 31, 2015. We generated $684.3 million from the sales of mortgage-backed and credit risk transfer securities and $528.1 million from principal payments of mortgage-backed and credit risk transfer securities during the three months ended March 31, 2016 compared to $180.8 million from the sales of mortgage-backed and credit risk transfer securities and $570.1 million from principal payments of mortgage-backed and credit risk transfer securities in the three months ended March 31, 2015. We invested $69.8 million in four new commercial loans and $47.7 million in mortgage-backed and credit risk transfer securities during the three months ended March 31, 2016 compared to investments of $726.5 million in mortgage-backed and credit risk transfer securities, $372.3 million in residential loans held-for-investment, and $9.2 million in commercial loans and other assets in the three months ended March 31, 2015. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $37.2 million.
Our financing activities used net cash of $1.1 billion for the three month period ended March 31, 2016 compared to providing $120.2 million in the three months ended March 31, 2015. We primarily used cash during the three months ended March 31, 2016, to make net repayments of repurchase agreements of $938.9 million (March 31, 2015: $289.5 million). We also used cash to pay dividends of $51.7 million (March 31, 2015: $61.8 million) and repurchase 2,063,451 shares of common stock for $25.0 million during the three months ended March 31, 2016.
As of March 31, 2016, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured advances from the FHLBI. As of March 31, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $588.0 million, respectively.
As of March 31, 2016, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements was 4.6% for Agency RMBS, 20.0% for non-Agency RMBS, 25.9% for GSE CRT and 18.9% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 25% to a high of 30% for GSE CRT, a low of 15% to a high of 25% for CMBS. Our effective cost of funds (non-GAAP measure) was 1.96% (March 31, 2015: 2.19%) for the three months ended March 31, 2016. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.1x as of March 31, 2016 (December 31, 2015: 6.3x). In the first quarter of 2016 our leverage decreased approximately 0.2 times due to our lower equity balance as of March 31, 2016 because we used cash from sales of securities and principal prepayments and maturities to repurchase stock rather than reinvest in target assets. Improving our balance sheet by diversifying our liabilities away from repurchase agreements has been a focus of management over the past two years. Since we began using other longer-term means of financing our investments, such as our exchangeable senior notes and secured loans, we have reduced our reliance on repurchase agreements.
In December 2011, our board of directors approved a common stock share repurchase program. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended March 31, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of March 31, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program with no expiration date.
In 2011, we implemented the DRSPP. Until March 31, 2016, we had registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. During the three months ended March 31, 2016, we issued 3,201 shares of common stock (March 31, 2015: 4,444 shares) at an average price of $11.08 (March 31, 2015: $15.83) with total proceeds of approximately $35,000 (March 31, 2015: $70,000). No shares of common stock were issued under the waiver feature of the DRSPP. Effective April 1, 2016, we replaced our DRSPP program with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of our transfer agent, Computershare Trust Company.
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
Contractual Commitments
As of March 31, 2016, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	11,187,159	11,187,159	—	—	—
Secured loans	1,650,000	—	—	400,000	1,250,000
Unfunded investments in unconsolidated ventures	20,733	12,199	8,534	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Participation interest	150	150	—	—	—
Commercial loans	27,128	12,564	14,564	—	—
Total (1)	13,285,170	11,212,072	423,098	400,000	1,250,000

(1)
Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments. Refer to "Contractual Obligations" above for further details.

As of March 31, 2016, we have approximately $14.5 million, $40.0 million and $72.3 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.6 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of March 31, 2016, $101.9 million of our commitment has been called. We are committed to fund $20.7 million in additional capital to fund future investments and cover future expenses should they occur.
As of March 31, 2016, we have unfunded commitments on commercial loans of $27.1 million (December 31, 2015: $2.1 million).
Stockholders’ Equity
During the three months ended March 31, 2016, we issued 3,201 shares (2015: 4,444 shares) of common stock at an average price of $11.08 (2015: $15.83) under the DRSPP with total proceeds to us of approximately $35,000 (2015: $70,000).
During the three months ended March 31, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. We did not repurchase any common stock during the three months ended March 31, 2015. As of March 31, 2016, we had authority to purchase 18,239,082 additional shares of our common stock through our share repurchase program with no stated expiration date.

Share-Based Compensation
We have currently reserved 1,000,000 shares of common stock for issuance to our independent directors and officers and employees of our Manger and its affiliates under the terms of our 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $85,000 (March 31, 2015: $85,000) related to our non-executive directors for the three months ended March 31, 2016. During the three months ended March 31, 2016, we issued 7,748 shares (March 31, 2015: 5,332 shares) of stock pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant.
We recognized compensation expense of approximately $32,000 (March 31, 2015: $70,000) for the three months ended March 31, 2016 related to restricted stock awards to employees of our Manager and its affiliates. Our Manager reimburses us for this compensation expense under the terms of our management agreement.
The following table summarizes the activity related to restricted stock awards to employees of our Manager and its affiliates for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	40,814	$17.29
Shares granted during the period	21,099	11.28
Shares forfeited during the period	—	—
Shares vested during the period	(15,913)	(17.66)
Unvested at the end of the period	46,000	$14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2016. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended March 31, 2016. Consequently, we believe we met the REIT income and asset test as of March 31, 2016. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of March 31, 2016. Therefore, as of March 31, 2016, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2016, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(14.83)%	(0.86)%
+0.50%	(2.86)%	(0.35)%
-0.50%	(3.74)%	(0.01)%
-1.00%	(20.12)%	(0.26)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at March 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2016, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 22, 2016, other than the risk factor disclosed below. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has advised us that it may have breached an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
PricewaterhouseCoopers LLP (“PwC”) has advised the Company that, as of the date of the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), PwC is in discussions with the Staff of the Securities and Exchange Commission (the “SEC”) regarding the interpretation and application of Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own preferred stock or are record holders in certain closed-end and open-end funds managed by our Manager.
The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” Under the SEC Staff’s interpretation of the Loan Rule, some of PwC’s relationships with lenders who also own shares of preferred stock or act as record holders in certain closed-end and open-end funds within the Invesco investment company complex may run afoul of the Loan Rule, calling into question PwC’s independence with respect to such funds, our Manager or affiliated entities of our Manager, including the Company. However, PwC’s interpretation of the Loan Rule, in light of the facts of these lending relationships, leads it to conclude that there is no violation of the Loan Rule and its independence has not been impaired.
The Company's Audit Committee has considered the lending relationships described by PwC and believes that (1) the lending relationships did not impact PwC’s application of objective and impartial judgment with respect to all issues encompassed within PwC's review of this Form 10-Q; and (2) a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. In making this determination, the Audit Committee considered, among other things, PwC’s description of the relevant lending relationships, PwC’s interpretation of the Loan Rule, PwC’s representation that it is not aware of any of its lenders owning more than ten percent of the outstanding equity securities of the Company, PwC’s representation that this matter did not compromise or impair its objectivity in connection with its review of the interim financial statements included in this Form 10-Q, and PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520, Auditor Independence.
PwC advised the Audit Committee that it continues to have discussions with the SEC’s Staff to resolve this interpretive matter. While PwC represented to the Audit Committee that it feels confident that PwC’s interpretation of the Loan Rule is correct, neither PwC nor the Audit Committee can be certain of the final outcome.
If the SEC were ultimately to determine that PwC was not independent with respect to the Company, or the Company does not obtain some form of exemptive relief from the SEC, this Form 10-Q may not be considered compliant with the applicable securities laws. If the SEC determines that PwC was not independent, or the Company does not receive some form of exemptive relief from the SEC, among other things, the interim financial statements filed by the Company may have to be reviewed by another independent registered public accounting firm, the Company’s eligibility to use its shelf registration statement may be impacted and certain financial reporting covenants with our counterparties may be impacted. A default under the Company’s financing agreements could have a material adverse effect on our business, results of operations, financial condition and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table shows common share repurchase activity during the quarter ended March 31, 2016:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at end of period(1)
January 1 - 31, 2016	—	—	—	5,302,533
February 1 - 29, 2016	—	—	—	20,302,533
March 1 - 31, 2016	2,063,451	12.12	2,063,451	18,239,082
	2,063,451	12.12	2,063,451

(1)
In December 2011, our board of directors approved a share repurchase program to purchase up to 7,000,000 shares of our common shares with no stated expiration date. In December 2013, our board of directors approved an additional share repurchase program of up to 20,000,000 of our common shares with no expiration date. In February 2016, our board of directors authorized an additional 15,000,000 of our common shares with no expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.

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

INVESCO MORTGAGE CAPITAL INC.

May 10, 2016	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

May 10, 2016	By:	/s/ Richard Lee Phegley, Jr.
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

