Form 10-Q
period 2016-06-30
Invesco Mortgage Capital Inc.
filed 2016-08-08
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 2, 2016, there were 111,583,435 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	June 30, 2016	December 31, 2015
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value	15,625,027	16,065,935
Commercial loans, held-for-investment	272,502	209,062
U.S. Treasury securities, at fair value	152,701	—
Cash and cash equivalents	144,084	53,199
Due from counterparties	267,015	110,009
Investment related receivable	37,186	154,594
Accrued interest receivable	49,282	50,779
Derivative assets, at fair value	5,502	8,659
Other assets	108,283	115,072
Total assets	16,661,582	16,767,309
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	11,768,647	12,126,048
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	395,800	394,573
Derivative liabilities, at fair value	447,738	238,148
Dividends and distributions payable	50,919	51,734
Investment related payable	87,668	167
Accrued interest payable	17,625	21,604
Collateral held payable	5,560	4,900
Accounts payable and accrued expenses	2,080	2,376
Due to affiliate	10,094	10,851
Total liabilities	14,436,131	14,500,401
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,583,435 and 113,619,471 shares issued and outstanding, respectively	1,116	1,136
Additional paid in capital	2,382,689	2,407,372
Accumulated other comprehensive income	558,954	318,624
Retained earnings (distributions in excess of earnings)	(1,028,354)	(771,313)
Total stockholders’ equity	2,199,621	2,241,035
Non-controlling interest	25,830	25,873
Total equity	2,225,451	2,266,908
Total liabilities and equity	16,661,582	16,767,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share amounts	2016	2015	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	112,860	128,491	235,106	267,539
Residential loans (1)	—	30,247	—	59,621
Commercial loans	5,947	4,491	10,840	7,606
Total interest income	118,807	163,229	245,946	334,766
Interest Expense
Repurchase agreements	31,260	40,931	73,060	84,241
Secured loans	2,688	1,553	5,403	3,017
Exchangeable senior notes	5,614	5,613	11,227	11,220
Asset-backed securities (1)	—	22,329	—	44,227
Total interest expense	39,562	70,426	89,690	142,705
Net interest income	79,245	92,803	156,256	192,061
Reduction in provision for loan losses	—	70	—	132
Net interest income after reduction in provision for loan losses	79,245	92,873	156,256	192,193
Other Income (loss)
Gain (loss) on investments, net	1,414	10,896	13,015	12,986
Equity in earnings of unconsolidated ventures	202	1,231	1,263	7,237
Gain (loss) on derivative instruments, net	(90,363)	56,003	(328,906)	(66,742)
Realized and unrealized credit derivative income (loss), net	17,228	614	25,638	21,976
Other investment income (loss), net	(2,745)	1,673	(3,063)	779
Total other income (loss)	(74,264)	70,417	(292,053)	(23,764)
Expenses
Management fee – related party	9,061	9,343	18,573	18,758
General and administrative	1,896	1,952	3,933	3,679
Consolidated securitization trusts (1)	—	2,256	—	4,412
Total expenses	10,957	13,551	22,506	26,849
Net income (loss)	(5,976)	149,739	(158,303)	141,580
Net income (loss) attributable to non-controlling interest	(75)	1,712	(1,958)	1,618
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(5,901)	148,027	(156,345)	139,962
Dividends to preferred stockholders	5,716	5,716	11,432	11,432
Net income (loss) attributable to common stockholders	(11,617)	142,311	(167,777)	128,530
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.10)	1.16	(1.49)	1.04
Diluted	(0.10)	1.06	(1.49)	1.00
Dividends declared per common share	0.40	0.45	0.80	0.90

(1)
The condensed consolidated statements of operations for the three and six months ended June 30, 2015 include income and expenses of consolidated variable interest entities ("VIEs"). The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Net income (loss)	(5,976)	149,739	(158,303)	141,580
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	117,116	(195,715)	238,576	(73,544)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(1,037)	(1,689)	(11,581)	(4,541)
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	3,238	16,313	16,162	35,458
Currency translation adjustments on investment in unconsolidated venture	274	—	225	—
Total other comprehensive income (loss)	119,591	(181,091)	243,382	(42,627)
Comprehensive income (loss)	113,615	(31,352)	85,079	98,953
Less: Comprehensive income (loss) attributable to non-controlling interest	(1,435)	357	(1,094)	(1,133)
Less: Dividends to preferred stockholders	(5,716)	(5,716)	(11,432)	(11,432)
Comprehensive income (loss) attributable to common stockholders	106,464	(36,711)	72,553	86,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2016
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
$ in thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	113,619,471	1,136	2,407,372	318,624	(771,313)	2,241,035	25,873	2,266,908
Net loss	—	—	—	—	—		—	—	(156,345)	(156,345)	(1,958)	(158,303)
Other comprehensive income	—	—	—	—	—	—	—	240,330	—	240,330	3,052	243,382
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	24,214	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(89,264)	(89,264)	—	(89,264)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(1,140)	(1,140)
Preferred stock dividends	—	—	—	—	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Amortization of equity-based compensation	—	—	—	—	—	—	262	—		262	3	265
Balance at June 30, 2016	5,600,000	135,356	6,200,000	149,860	111,583,435	1,116	2,382,689	558,954	(1,028,354)	2,199,621	25,830	2,225,451
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2016	2015
Cash Flows from Operating Activities
Net income (loss)	(158,303)	141,580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	53,664	59,075
Amortization of residential loans and asset-backed securities premiums (discount), net	—	(254)
Amortization of commercial loan origination fees	(139)	(22)
Reduction in provision for loan losses	—	(132)
Unrealized (gain) loss on derivative instruments, net	211,261	(66,192)
Unrealized (gain) loss on credit derivatives, net	(19,229)	(11,867)
(Gain) loss on investments, net	(13,015)	(12,986)
Realized (gain) loss on derivative instruments, net	63,569	41,315
Realized (gain) loss on credit derivatives, net	6,017	2,468
Equity in earnings of unconsolidated ventures	(1,263)	(7,237)
Amortization of equity-based compensation	265	307
Amortization of deferred securitization and financing costs	1,227	1,594
Amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	16,162	35,458
(Gain) loss on foreign currency transactions, net	4,741	619
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,893	(4,114)
(Decrease) increase in operating liabilities	(5,039)	7,846
Net cash provided by operating activities	161,811	187,458
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(1,061,651)	(1,416,277)
Purchase of U.S. Treasury securities	(152,256)	—
Proceeds from sale of U.S. Treasury securities	122,736	—
(Contributions) distributions (from) to investment in unconsolidated ventures, net	6,863	6,432
Change in other assets	1,125	(7,250)
Principal payments from mortgage-backed and credit risk transfer securities	1,131,028	1,267,293
Proceeds from sale of mortgage-backed and credit risk transfer securities	659,959	242,543
Payments on sale of credit derivatives	(6,017)	(2,468)
Payment of premiums for interest rate swaptions	—	(1,485)
(Payments) proceeds (for) from termination of futures, forwards, swaps, swaptions and TBAs, net	(62,083)	(33,577)
Purchase of residential loans held-for-investment	—	(372,305)
Principal payments from residential loans held-for-investment	—	271,700
Principal payments from commercial loans held-for-investment	15,000	63,131
Origination and advances of commercial loans, net of origination fees	(83,005)	(72,965)
Net cash provided by (used in) investing activities	571,699	(55,228)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	35	122
Repurchase of common stock	(25,000)	—
Cost of issuance of preferred stock	—	(14)
Due from counterparties	(158,132)	(10,026)
Change in collateral held payable	660	(8,390)
Proceeds from repurchase agreements	61,581,699	70,442,045
Principal repayments of repurchase agreements	(61,939,100)	(70,889,813)
Proceeds from asset-backed securities issued by securitization trusts	—	336,077
Principal repayments of asset-backed securities issued by securitization trusts	—	(255,848)
Proceeds from secured loans	125,000	600,000
Principal repayments on secured loans	(125,000)	(300,000)
Payments of deferred costs	(136)	—
Payments of dividends and distributions	(102,651)	(123,524)
Net cash used in financing activities	(642,625)	(209,371)
Net change in cash and cash equivalents	90,885	(77,141)
Cash and cash equivalents, beginning of period	53,199	164,144
Cash and cash equivalents, end of period	144,084	87,003
Supplement Disclosure of Cash Flow Information
Interest paid	74,037	103,352
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	226,995	(78,085)
Dividends and distributions declared not paid	50,919	61,770
Net change in investment related payable (receivable)	206,034	152,580
Repurchase agreements, not settled	—	(49)
Net change in due from counterparties	1,126	2,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”), a variable interest entity ("VIE"), as its sole general partner. As of June 30, 2016, the Company owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. The Company has one operating segment.
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

Revision of Previously Issued Financial Statements
During the second quarter of 2016, the Company corrected errors in its accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. The Company concluded that the errors are immaterial to each of the annual and interim consolidated financial statements which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and its interim report on Form 10-Q for the quarter ended March 31, 2016. The Company has corrected its financial statements for previous periods included in this filing on Form 10-Q and will correct its previously issued financial statements for these errors as the financial statements are presented in future periodic filings.
Refer to Note 17 - "Revision of Previously Issued Financial Statements" for additional details.
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
Significant Accounting Policies
There have been no changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, other than the significant accounting policies disclosed below.
U.S. Treasury Securities
U.S. Treasury Securities are classified as trading securities and are recorded at fair value. The Company records its purchases of U.S. Treasury Securities on the trade date. Changes in fair value are recognized in gain (loss) on investments, net in the Company’s consolidated statements of operations. Interest income is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums are amortized into interest income over the contractual lives of the securities using a level yield method.
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
Interest income on the Company's non-Agency MBS (and other prepayable mortgage-backed securities where the Company may not recover substantially all of its initial investment) is based on estimated future cash flows. Management estimates future expected cash flows at the time of purchase and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. Over the life of the investments, management updates these estimated future cash flows and computes a revised yield based on the current amortized cost of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company's interest income. When actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security and the security's yield is revised prospectively. Changes in cash flows from the Company's original or most recent projection may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities.
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
In June 2016, the FASB issued an amendment to the guidance on reporting credit losses for assets measured at amortized cost and available-for-sale securities. The Company is required to adopt the new guidance in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the potential impacts of the new guidance on its consolidated financial statements, as well as available transition methods.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at June 30, 2016 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	2,248,974	2,248,974
CMBS	2,733,442	2,733,442
Investments in unconsolidated ventures	33,037	33,037
Total	5,015,453	5,015,453
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 7 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of June 30, 2016 and December 31, 2015.

June 30, 2016
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	2,417,736	112,107	2,529,843	33,507	2,563,350	3.39%	2.36%	1.87%
30 year fixed-rate	3,509,579	228,288	3,737,867	88,566	3,826,433	4.22%	2.88%	2.74%
ARM*	351,704	3,332	355,036	9,298	364,334	2.71%	2.62%	2.30%
Hybrid ARM	2,774,976	50,477	2,825,453	54,535	2,879,988	2.72%	2.53%	2.10%
Total Agency pass-through	9,053,995	394,204	9,448,199	185,906	9,634,105	3.48%	2.63%	2.31%
Agency-CMO(4)	1,718,714	(1,340,005)	378,709	16,556	395,265	2.18%	3.50%	2.55%
Non-Agency RMBS(5)(6)(7)	4,349,423	(2,178,234)	2,171,189	77,785	2,248,974	2.18%	5.21%	4.74%
GSE CRT(8)(9)	592,171	21,346	613,517	(276)	613,241	1.46%	0.78%	0.86%
CMBS(10)	3,166,131	(559,557)	2,606,574	126,868	2,733,442	3.95%	4.34%	4.37%
Total	18,880,434	(3,662,246)	15,218,188	406,839	15,625,027	3.08%	3.23%	2.97%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of June 30, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of June 30, 2016 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 83.5% of principal (notional) balance, 24.3% of amortized cost and 25.3% of fair value.

(5)	Non-Agency RMBS held by the Company is 46.0% variable rate, 47.2% fixed rate, and 6.8% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $261.6 million is non-accretable based on the Company's estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 1.4% of the balance based on fair value.

(8)
The Company has elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 3.4% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities, which represent 0.9% of the balance based on fair value.

December 31, 2015
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,527,877	72,389	1,600,266	10,664	1,610,930	3.72%	2.47%	2.40%
30 year fixed-rate	3,796,091	249,285	4,045,376	18,581	4,063,957	4.24%	2.81%	2.85%
ARM	417,424	4,625	422,049	3,976	426,025	2.72%	2.58%	2.26%
Hybrid ARM	3,240,967	63,324	3,304,291	5,234	3,309,525	2.73%	2.56%	2.22%
Total Agency pass-through	8,982,359	389,623	9,371,982	38,455	9,410,437	3.54%	2.65%	2.53%
Agency-CMO(4)	1,774,621	(1,386,284)	388,337	482	388,819	2.23%	4.29%	3.42%
Non-Agency RMBS(5)(6)(7)	4,965,978	(2,363,799)	2,602,179	90,308	2,692,487	2.20%	5.11%	4.90%
GSE CRT(8)(9)	657,500	22,593	680,093	(21,865)	658,228	1.32%	0.72%	0.62%
CMBS(10)	3,429,655	(558,749)	2,870,906	45,058	2,915,964	3.95%	4.30%	4.35%
Total	19,810,113	(3,896,616)	15,913,497	152,438	16,065,935	3.08%	3.31%	3.16%

(1)	Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2015 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)	Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities, which represent 84.4% of principal (notional) balance, 27.5% of amortized cost and 27.6% of fair value.

(5)	Non-Agency RMBS held by the Company is 48.4% variable rate, 45.2% fixed rate, and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $281.6 million is non-accretable based on the Company's estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 1.3% of the balance based on fair value.

(8)
The Company has elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 1.9% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 0.9% and 0.7% of the balance based on fair value, respectively.
The following table summarizes the Company's non-Agency RMBS portfolio by asset type based on fair value as of June 30, 2016 and December 31, 2015.

$ in thousands	June 30, 2016	% of Non-Agency	December 31, 2015	% of Non-Agency
Prime	980,428	43.6%	1,081,428	40.2%
Alt-A	476,444	21.2%	544,306	20.2%
Re-REMIC	446,997	19.8%	663,853	24.7%
Subprime/reperforming	345,105	15.4%	402,900	14.9%
Total Non-Agency	2,248,974	100.0%	2,692,487	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of June 30, 2016 and December 31, 2015.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2016	December 31, 2015
0% - 10%	14.4%	11.0%
10% - 20%	7.3%	5.6%
20% - 30%	13.6%	12.7%
30% - 40%	16.0%	20.8%
40% - 50%	30.3%	32.8%
50% - 60%	15.8%	13.3%
60% - 70%	2.6%	3.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 30.9% of the Company's Re-REMIC holdings are not senior tranches.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at June 30, 2016 and December 31, 2015 are presented below.

$ in thousands	June 30, 2016	December 31, 2015
Principal balance	18,880,434	19,810,113
Unamortized premium	491,288	495,539
Unamortized discount	(4,153,534)	(4,392,155)
Gross unrealized gains	442,992	303,890
Gross unrealized losses	(36,153)	(151,452)
Fair value	15,625,027	16,065,935
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of June 30, 2016 and December 31, 2015.

$ in thousands	June 30, 2016	December 31, 2015
Less than one year	280,795	427,678
Greater than one year and less than five years	10,683,740	6,237,547
Greater than or equal to five years	4,660,492	9,400,710
Total	15,625,027	16,065,935

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.
June 30, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	68,046	(263)	14	94,534	(613)	10	162,580	(876)	24
30 year fixed-rate	—	—	—	1,193,363	(7,625)	46	1,193,363	(7,625)	46
ARM	1,392	(15)	1	—	—	—	1,392	(15)	1
Hybrid ARM	9,522	(6)	2	256	(3)	2	9,778	(9)	4
Total Agency pass-through	78,960	(284)	17	1,288,153	(8,241)	58	1,367,113	(8,525)	75
Agency-CMO (1)	36,372	(1,370)	11	1,996	(260)	3	38,368	(1,630)	14
Non-Agency RMBS	756,236	(9,188)	57	270,801	(6,891)	29	1,027,037	(16,079)	86
GSE CRT (2)	34,936	(64)	1	146,726	(5,870)	10	181,662	(5,934)	11
CMBS	147,515	(2,484)	12	126,851	(1,501)	12	274,366	(3,985)	24
Total	1,054,019	(13,390)	98	1,834,527	(22,763)	112	2,888,546	(36,153)	210
(1) Fair value includes unrealized losses on Agency IO of $1.4 million and unrealized losses on CMO of $244,000.
(2) Fair value includes unrealized losses on both the debt host contract and the embedded derivative.
December 31, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	600,480	(8,081)	33	77,506	(1,482)	6	677,986	(9,563)	39
30 year fixed-rate	776,065	(14,827)	32	1,120,391	(39,497)	47	1,896,456	(54,324)	79
ARM	200,863	(501)	11	—	—	—	200,863	(501)	11
Hybrid ARM	1,913,872	(17,082)	111	—	—	—	1,913,872	(17,082)	111
Total Agency pass-through	3,491,280	(40,491)	187	1,197,897	(40,979)	53	4,689,177	(81,470)	240
Agency-CMO (1)	166,754	(3,296)	14	9,118	(6,934)	9	175,872	(10,230)	23
Non-Agency RMBS	872,575	(7,286)	66	316,010	(10,699)	20	1,188,585	(17,985)	86
GSE CRT (2)	340,116	(10,050)	16	120,877	(13,605)	7	460,993	(23,655)	23
CMBS	1,224,985	(17,328)	85	31,533	(784)	2	1,256,518	(18,112)	87
Total	6,095,710	(78,451)	368	1,675,435	(73,001)	91	7,771,145	(151,452)	459
(1) Fair value includes unrealized losses on Agency IO of $8.3 million and unrealized losses on CMO of $1.9 million.
(2) Fair value includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on the Company’s Agency RMBS and CMO were $8.5 million and $244,000, respectively, at June 30, 2016. Due to the inherent credit quality of Agency RMBS and CMO, the Company determined that at June 30, 2016, any unrealized losses on its Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on the Company’s Agency IO, non-Agency RMBS, GSE CRT and CMBS were $27.4 million at June 30, 2016. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.

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
The Company recorded $1.5 million and $7.2 million in other-than-temporary impairments ("OTTI") on RMBS interest-only securities during the three and six months ended June 30, 2016, respectively. As the Company had previously elected the fair value option for these interest-only securities, the OTTI was recorded as a reclassification from an unrealized to a realized loss within gain (loss) on investments, net reported on the consolidated statement of operations. The Company did not record any OTTI for the three and six months ended June 30, 2015. As of June 30, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities.
The following table presents the changes in OTTI included in earnings for the three and six months ended June 30, 2016 and 2015.

$ in thousands	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Cumulative credit loss at beginning of period	5,683	—	—	—
Additions:	—	—	—	—
Other-than-temporary impairments not previously recognized	1,480	—	7,163	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	45	—	45	—
Cumulative credit loss at end of period	7,208	—	7,208	—
The following table presents the impact of the Company’s MBS and GSE CRT debt host contract on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.  The Company reclassifies unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when it sells investments.
The table excludes RMBS IOs and GSE CRTs that are accounted for under the fair value option.

$ in thousands	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	288,715	495,655	177,799	376,336
Unrealized gain (loss) on MBS and GSE CRT	117,116	(195,715)	238,576	(73,544)
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	(1,037)	(1,689)	(11,581)	(4,541)
Balance at the end of period	404,794	298,251	404,794	298,251

The following table summarizes the components of the Company's total gain (loss) on investments, net for the three and six months ended June 30, 2016 and 2015.

$ in thousands	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Gross realized gain on sale of investments	1,037	1,813	14,052	4,777
Gross realized loss on sale of investments	—	(124)	(2,471)	(236)
Other-than-temporary impairment losses	(1,525)	—	(7,208)	—
Net unrealized gain (loss) on RMBS IOs (fair value option)	1,266	9,207	7,942	8,445
Net unrealized gain (loss) on GSE CRT (fair value option)	173	—	237	—
Total gains (loss) on investments, net (1)	951	10,896	12,552	12,986

(1)
Included within gain (loss) on investments, net on the consolidated statement of operations is unrealized gains on U.S. Treasury securities of $463,000 (June 30, 2015: $0) for the three and six months ended June 30, 2016, respectively. U.S. Treasury securities are accounted for as trading securities, refer to Note 6 - "Trading Securities."

The following table presents components of interest income recognized on the Company’s MBS and GSE CRT portfolio for the three and six months ended June 30, 2016 and 2015. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended June 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	84,440	(28,277)	56,163
Non-Agency	24,127	2,292	26,419
GSE CRT	2,136	(775)	1,361
CMBS	31,476	(2,839)	28,637
Other	297	(17)	280
Total	142,476	(29,616)	112,860
For the three months ended June 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	94,394	(34,828)	59,566
Non-Agency	28,283	4,552	32,835
GSE CRT	1,618	(770)	848
CMBS	37,607	(2,423)	35,184
Other	58	—	58
Total	161,960	(33,469)	128,491
For the six months ended June 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	170,211	(52,462)	117,749
Non-Agency	49,976	6,136	56,112
GSE CRT	4,333	(1,542)	2,791
CMBS	63,740	(5,779)	57,961
Other	510	(17)	493
Total	288,770	(53,664)	235,106

For the six months ended June 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	188,766	(61,687)	127,079
Non-Agency	59,093	8,993	68,086
GSE CRT	3,186	(1,530)	1,656
CMBS	75,512	(4,851)	70,661
Other	57	—	57
Total	326,614	(59,075)	267,539
Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of June 30, 2016 and December 31, 2015 that were purchased or originated by the Company.
June 30, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value
Mezzanine loans	10	272,980	(478)	272,502
Total	10	272,980	(478)	272,502
December 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value
Mezzanine loans	6	210,769	(1,707)	209,062
Total	6	210,769	(1,707)	209,062
These loans were not impaired, and no allowance for loan loss has been recorded as of June 30, 2016 and December 31, 2015.
Note 6 – Trading Securities
The following table presents the carrying value of the Company's U.S. Treasury securities as of June 30, 2016 and December 31, 2015.

$ in thousands	June 30, 2016	December 31, 2015
Amortized cost	152,238	—
Unrealized gains, net	463	—
Fair value	152,701	—
The Company did not record any realized gains or losses on U.S. Treasury securities for the three and six months ended June 30, 2016 and 2015.
Note 7 – Other Assets
The following table summarizes the Company's other assets as of June 30, 2016 and December 31, 2015.

$ in thousands	June 30, 2016	December 31, 2015
FHLBI stock	74,250	75,375
Investments in unconsolidated ventures	33,037	38,413
Prepaid expenses	996	1,284
Total	108,283	115,072

IAS Services LLC, the Company's wholly-owned subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in the Federal Home Loan Bank of Indianapolis ("FHLBI"). The stock is recorded at cost.
The Company has invested in unconsolidated ventures that are managed by an affiliate of the Company's Manager. The unconsolidated ventures invest in the Company's target assets. Refer to Note 16 - "Commitments and Contingencies" for additional details regarding the Company's commitments to these unconsolidated ventures.
Note 8 – Borrowings
The Company has financed the majority of its investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of the Company’s borrowings at June 30, 2016 and December 31, 2015.

$ in thousands	June 30, 2016			December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,351,796	0.65%	16	8,389,643	0.65%	24
Non-Agency RMBS	1,775,190	1.83%	39	2,077,240	1.68%	32
GSE CRT	457,046	2.06%	28	488,275	1.91%	19
CMBS	1,032,365	1.61%	20	1,170,890	1.49%	23
U.S. Treasury securities	152,250	0.31%	18	—	—%	—
Total Repurchase Agreements	11,768,647	0.96%	20	12,126,048	0.96%	25
Secured Loans	1,650,000	0.66%	2,866	1,650,000	0.55%	2,937
Exchangeable Senior Notes (1)	400,000	5.00%	623	400,000	5.00%	805
Total Borrowings	13,818,647	1.04%	377	14,176,048	1.02%	386

(1)
The carrying value of exchangeable senior notes is $395.8 million and $394.6 million as of June 30, 2016 and December 31, 2015, respectively. The carrying value is net of debt issuance costs of $4.2 million and $5.4 million as of June 30, 2016 and December 31, 2015, respectively.

Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at June 30, 2016.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2016 and December 31, 2015.

June 30, 2016
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,587,595	13.6%	1,641,055
Royal Bank of Canada	1,107,843	9.4%	1,310,002
ING Financial Market LLC	1,044,876	8.9%	1,111,694
South Street Securities LLC	760,278	6.5%	802,395
Pierpont Securities LLC	733,307	6.2%	763,791
Industrial and Commercial Bank of China Financial Services LLC	711,600	6.0%	750,053
Goldman, Sachs & Co.	581,083	4.9%	721,737
Mitsubishi UFJ Securities (USA), Inc.	546,852	4.6%	576,421
Scotia Capital	536,182	4.6%	557,888
JP Morgan Securities Inc.	518,649	4.4%	591,574
Citigroup Global Markets Inc.	445,437	3.8%	562,462
BNP Paribas Securities Corp.	429,280	3.6%	480,599
KGS-Alpha Capital Markets, L.P.	424,707	3.6%	448,366
Wells Fargo Securities, LLC	379,943	3.2%	450,716
Societe Generale	328,524	2.8%	431,916
Nomura Securities International, Inc.	293,202	2.5%	309,568
Morgan Stanley & Co. Incorporated	227,156	1.9%	271,618
All other counterparties (1)	1,112,133	9.5%	1,256,400
Total	11,768,647	100.0%	13,038,255
(1) Represents amounts outstanding with ten counterparties.

December 31, 2015
$ in thousands Repurchase Agreement Counterparties	Amount Outstanding	Percent of Total Amount Outstanding	Company MBS and GSE CRTs Held as Collateral
HSBC Securities (USA) Inc	1,566,747	12.9%	1,611,020
Royal Bank of Canada	1,148,480	9.5%	1,383,839
ING Financial Market LLC	1,050,548	8.7%	1,112,102
South Street Securities LLC	799,783	6.6%	838,600
Pierpont Securities LLC	786,623	6.5%	814,804
Industrial and Commercial Bank of China Financial Services LLC	695,933	5.7%	730,941
Mitsubishi UFJ Securities (USA), Inc.	627,383	5.2%	657,201
JP Morgan Securities Inc.	622,665	5.1%	728,502
Citigroup Global Markets Inc.	585,632	4.8%	725,882
Scotia Capital	576,137	4.8%	598,343
BNP Paribas Securities Corp.	474,053	3.9%	530,584
Wells Fargo Securities, LLC	463,673	3.8%	551,667
Goldman, Sachs & Co.	428,799	3.5%	552,549
KGS-Alpha Capital Markets, L.P.	380,286	3.1%	400,758
Banc of America Securities LLC	380,520	3.1%	442,801
Morgan Stanley & Co. Incorporated	273,124	2.3%	320,484
Guggenheim Liquidity Services, LLC	265,709	2.2%	279,345
All other counterparties (1)	999,953	8.3%	1,180,866
Total	12,126,048	100.0%	13,460,288
(1) Represents amounts outstanding with nine counterparties.
The Company's repurchase agreement collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) was 111% as of June 30, 2016 ( December 31, 2015: 111%).
The Company was not required to post cash collateral (December 31, 2015: posted $710,000) with its repurchase agreement counterparties at June 30, 2016. Cash margin posted by the Company is classified as due from counterparties.
Secured Loans
The Company's wholly-owned captive insurance subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of June 30, 2016, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. These secured advances have floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the six months ended June 30, 2016, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.65% and a weighted average maturity of 7.85 years.
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

As of June 30, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $563.5 million, respectively. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral.
As discussed in Note 7 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Note 9 – Derivatives and Hedging Activities
The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2016
Interest Rate Swaptions	300,000	—	(300,000)	—
Interest Rate Swaps	11,450,000	—	(4,800,000)	6,650,000
Currency Forward Contracts	76,324	162,843	(154,867)	84,300
Credit Derivatives	645,000	—	(73,399)	571,601
Total	12,471,324	162,843	(5,328,266)	7,305,901
Credit Derivatives
The Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative and are reported at fair value. At June 30, 2016 and December 31, 2015, terms of the GSE CRT embedded derivatives are:

$ in thousand	June 30, 2016	December 31, 2015
Fair value amount	(6,493)	(25,722)
Notional amount	571,601	645,000
Maximum potential amount of future undiscounted payments	571,601	645,000
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI prior to the Company discontinuing cash flow hedge accounting for its interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $3.2 million (June 30, 2015: $16.3 million) and $16.2 million (June 30, 2015: $35.5 million) as an increase to interest expense for the three and six months ended June 30, 2016, respectively. During the next 12 months, the Company estimates that $23.7 million will be reclassified as a decrease to interest expense, repurchase agreements. As of June 30, 2016, $164.2 million (December 31, 2015: $148.3 million) of unrealized gain/(loss) on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.

As of June 30, 2016, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
Deutsche Bank AG	150,000	2/5/2018	2.90%
ING Capital Markets LLC	350,000	2/24/2018	0.95%
UBS AG	500,000	5/24/2018	1.10%
ING Capital Markets LLC	400,000	6/5/2018	0.87%
CME Central Clearing	300,000	2/5/2021	2.50%
CME Central Clearing	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
CME Central Clearing	500,000	5/24/2021	2.25%
Citibank, N.A.	200,000	5/25/2021	2.83%
CME Central Clearing	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	550,000	2/24/2022	2.45%
CME Central Clearing	1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc	500,000	8/15/2023	1.98%
CME Central Clearing	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	500,000	12/15/2023	2.20%
CME Central Clearing	100,000	4/2/2025	2.04%
Total	6,650,000		2.16%
At June 30, 2016, the Company’s counterparties held $267.0 million in cash margin deposits and approximately $200.2 million in Agency RMBS as collateral against its interest rate swaps. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of June 30, 2016 and December 31, 2015, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of June 30, 2016 and December 31, 2015, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. As of June 30, 2016, we have no outstanding interest rate swaptions.
The Company did not record any realized or unrealized gains or losses on interest rate swaptions in the three months ended June 30, 2016 (June 30, 2015: $3.1 million of realized loss and $2.3 million of unrealized gain). The Company recorded $1.5 million of unrealized gain representing the change in fair value of the Company's interest rate swaptions and $1.5 million of realized loss on interest rate swaptions that expired unexercised during the six months ended June 30, 2016 (June 30, 2015: $6.0 million of unrealized gain and $7.7 million of realized loss).
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
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2016	As of December 31, 2015		As of June 30, 2016	As of December 31, 2015
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	—	6,795	Interest Rate Swap Liability	447,632	238,045
Currency Forward Contracts	5,502	1,864	Currency Forward Contracts	106	103
Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. The fair value of the embedded derivatives associated with the GSE CRTs is a net liability of $6.5 million as of June 30, 2016 (December 31, 2015: $25.7 million).

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended June 30, 2016	Three months ended June 30, 2015
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	806
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	11,116	(4,915)
Total		11,116	(4,109)

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Six months ended June 30, 2016	Six months ended June 30, 2015
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	744
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	13,212	11,123
Total		13,212	11,867
The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

$ in thousands	Three months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(20,105)	(24,985)	(49,711)	(94,801)
Currency Forward Contracts	(479)	—	4,917	4,438
Total	(20,584)	(24,985)	(44,794)	(90,363)

$ in thousands	Six months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(64,000)	(54,076)	(216,382)	(334,458)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	1,916	—	3,636	5,552
Total	(63,569)	(54,076)	(211,261)	(328,906)

$ in thousands	Three months ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(12,826)	(46,011)	116,623	57,786
Interest Rate Swaptions	(3,050)	—	2,326	(724)
Currency Forward Contracts	664	—	(1,723)	(1,059)
Total	(15,212)	(46,011)	117,226	56,003

$ in thousands	Six months ended June 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(91,619)	60,666	(62,834)
Interest Rate Swaptions	(7,738)	—	6,005	(1,733)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,539	—	(947)	592
Total	(41,315)	(91,619)	66,192	(66,742)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $182.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $200.2 million of Agency RMBS and $267.0 million of cash as of June 30, 2016. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of June 30, 2016, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $270.4 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of June 30, 2016.
Note 10 – Offsetting Assets and Liabilities
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

Offsetting of Derivative Assets
As of June 30, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	5,502	—	5,502	(106)	(5,396)	—
Total	5,502	—	5,502	(106)	(5,396)	—
Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of June 30, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3)(5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	447,738	—	447,738	(180,804)	(266,934)	—
Repurchase Agreements	11,768,647	—	11,768,647	(11,768,647)	—	—
Secured Loans	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	13,866,385	—	13,866,385	(13,599,451)	(266,934)	—
Offsetting of Derivative Assets
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Collateral Received (4)	Net Amount
Derivatives	8,659	—	8,659	(4,142)	(4,517)	—
Total	8,659	—	8,659	(4,142)	(4,517)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)(3) (5)	Collateral Posted (2)(4)(5)	Net Amount
Derivatives	238,148	—	238,148	(117,240)	(109,299)	11,609
Repurchase Agreements	12,126,048	—	12,126,048	(12,126,048)	—	—
Secured Loans	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	14,014,196	—	14,014,196	(13,893,288)	(109,299)	11,609

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at June 30, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against the Company's borrowing under repurchase agreements was $13.0 billion and $13.5 billion at June 30, 2016 and December 31, 2015, respectively.

(4)
Cash collateral of $5.6 million was posted by the Company's derivative counterparties at June 30, 2016 (December 31, 2015: $4.9 million). Cash collateral posted by the Company on its derivatives was $267.0 million and $109.3 million at June 30, 2016 and December 31, 2015, respectively.

(5)
The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $2.0 billion and $1.9 billion at June 30, 2016 and December 31, 2015, respectively. No cash collateral was posted by the Company at June 30, 2016 and December 31, 2015.

Note 11 – Fair Value of Financial Instruments
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

	June 30, 2016
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	15,631,520	(6,493)	15,625,027
U.S. Treasury securities (3)	—	152,701	—	152,701
Derivative assets	—	5,502	—	5,502
Total assets	—	15,789,723	(6,493)	15,783,230
Liabilities:
Derivative liabilities	—	447,738	—	447,738
Total liabilities	—	447,738	—	447,738

	December 31, 2015
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,091,657	(25,722)	16,065,935
Derivative assets	—	8,659	—	8,659
Total assets	—	16,100,316	(25,722)	16,074,594
Liabilities:
Derivative liabilities	—	238,148	—	238,148
Total liabilities	—	238,148	—	238,148

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
The Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of June 30, 2016, the net embedded derivative liability position of $6.5 million includes $5.8 million of embedded derivatives in an asset position and $12.3 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $25.7 million includes $1.0 million of embedded derivatives in an asset position and $26.7 million of embedded derivatives in a liability position.

(3)	Similar to the Company's MBS and GSE CRTs, the fair value of the Company's U.S. Treasury securities are based upon prices obtained from third-party pricing vendors.
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives, which the Company has valued utilizing Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Beginning balance	(22,706)	(5,457)	(25,722)	(21,495)
Sales and settlements	5,097	1,676	6,017	2,468
Total net gains / (losses) included in net income:	—	—	—
Realized gains/(losses), net	(5,097)	(1,676)	(6,017)	(2,468)
Unrealized gains/(losses), net	16,213	(4,915)	19,229	11,123
Ending balance	(6,493)	(10,372)	(6,493)	(10,372)

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(6,493)	Market Comparables	Prepayment Rate	6.84% - 23.41%	11.55%
		Vendor Pricing	Default Rate	0.10% - 0.43%	0.16%

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2015	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(25,722)	Market Comparables	Prepayment Rate	5.72% - 14.37%	7.83%
		Vendor Pricing	Default Rate	0.10% - 0.35%	0.16%

These significant unobservable inputs change according to market conditions and security performance. Prepayment rate and default rate are used to estimate the weighted-average life of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Therefore, changes in prepayment rate and default rate do not have an explicit directional impact on the fair value measurement.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	272,502	273,156	209,062	209,790
Other assets	108,283	108,283	115,072	115,072
Total	380,785	381,439	324,134	324,862
Financial Liabilities
Repurchase agreements	11,768,647	11,768,485	12,126,048	12,133,252
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	395,800	390,000	394,573	376,500
Total	13,814,447	13,808,485	14,170,621	14,159,752
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
The estimated fair value of commercial loans held-for-investment is a Level 3 fair value measurement. New commercial loans are carried at their unpaid principal balance until the end of the calendar year in which they were originated or purchased unless market factors indicate cost may not be a reliable indicator of fair value. Subsequent to the year of origination or purchase, commercial loan investments are valued on at least an annual basis by an independent third party valuation agent using a discounted cash flow technique.

•
The estimated fair value of FHLBI stock, included in "Other assets," is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value. At June 30, 2016 and December 31, 2015, the fair value of FHLBI stock is $74.3 million and $75.4 million, respectively.

•
The estimated fair value of investments in unconsolidated ventures, included in "Other assets," is a Level 3 fair value measurement. The fair value measurement is based on the net asset value per share of the Company's investments. At June 30, 2016 and December 31, 2015, the fair value of investments in unconsolidated ventures is $33.0 million and $38.4 million, respectively.

•
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

27

•
The estimated fair value of secured loans is a Level 3 fair value measurement. The secured loans have floating rates based on an index plus a spread and the spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these secured loans are at market, and thus the carrying amount approximates fair value.

•	The estimated fair value of the exchangeable senior notes issued is a Level 2 fair value measurement based on valuation obtained from a third-party pricing service.
Note 12 – Related Party Transactions
The Company has invested $137.7 million and $47.4 million as of June 30, 2016 and December 31, 2015, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
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
For the three months ended June 30, 2016, the Company incurred management fees of $9.1 million (June 30, 2015: $9.3 million) of which $9.3 million (June 30, 2015: $9.2 million) was accrued but had not been paid to the Manager.
For the six months ended June 30, 2016, the Company incurred management fees of $18.6 million (June 30, 2015: $18.8 million) of which $9.3 million (June 30, 2015: $9.2 million) was accrued but had not been paid to the Manager.
Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred on its behalf by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Incurred costs, prepaid or expensed	1,443	1,707	3,225	2,349
Total incurred costs, originally paid by the Manager	1,443	1,707	3,225	2,349
The Company also pays the Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three months ended June 30, 2016, the Company incurred $189,000 (June 30, 2015: $653,000) of costs related to such transactions of which $2,000 (June 30, 2015: $280,000) was accrued but had not been paid to the Manager as of June 30, 2016. For the six months ended June 30, 2016, the Company incurred $692,000 (June 30, 2015: $653,000) of costs related to such transactions of which $2,000 (June 30, 2015: $280,000) was accrued but had not been paid to the Manager.

Termination Fee
A termination fee is due to the Manager upon termination of the management agreement by the Company. The termination fee is equal to three times the sum of the average annual management fee earned by the Manager during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 13 – Stockholders’ Equity
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
Common Stock
During the six months ended June 30, 2016, the Company issued 3,201 shares of common stock at an average price of $11.08 under its dividend reinvestment and stock purchase plan (the "DRSPP"). The Company received total proceeds of approximately $35,000. Effective April 1, 2016, the Company terminated its DRSPP and replaced the DRSPP program with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of its transfer agent, Computershare Trust Company.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at June 30, 2016 and December 31, 2015, respectively.

$ in thousands	June 30, 2016	December 31, 2015
Unrealized gain/(loss) on mortgage-backed and credit risk transfer securities, net	394,529	170,383
Unrealized gain/(loss) on discontinued cash flow hedges, net	164,234	148,273
Currency translation adjustments on investment in unconsolidated venture	191	(32)
Accumulated other comprehensive income	558,954	318,624
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
Share Repurchase Program
In February 2016, the Company's board of directors authorized an additional share repurchase of up to 15,000,000 of its common shares with no expiration date. During the six months ended June 30, 2016, the Company repurchased and concurrently retired 2,063,451 shares of its common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of June 30, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 (June 30, 2015: $85,000) and approximately $170,000 (June 30, 2015: $170,000) related to the Company's non-executive directors for the three and six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, the Company issued 6,160 shares and 5,412 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. During the six months ended June 30, 2016 and 2015, the Company issued 13,908 shares and 10,744 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
The Company recognized compensation expense of approximately $63,000 (June 30, 2015: $67,000) and $95,000 (June 30, 2015:$137,000) for the three and six months ended June 30, 2016 and 2015, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. At June 30, 2016 there was approximately $548,000 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20.6 months.
The following table summarizes the activity related to restricted stock units to employees of the Manager and its affiliates for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	46,000	$14.40	40,814	17.29
Shares granted during the period	—	—	21,099	11.28
Shares forfeited during the period	—	—	—	—
Shares vested during the period	—	—	(15,913)	(17.66)
Unvested at the end of the period	46,000	$14.40	46,000	14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
Dividends
On June 15, 2016, the Company declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on July 26, 2016 to stockholders of record as of the close of business on June 27, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2016 to stockholders of record as of the close of business on July 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 27, 2016 to stockholders of record as of the close of business on September 5, 2016.

Note 14 – Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2016 and 2015 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ and share amounts in thousands	2016	2015	2016	2015
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(11,617)	142,311	(167,777)	128,530
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	5,613	—	11,220
Income (loss) allocated to non-controlling interest	(75)	1,712	(1,958)	1,618
Dilutive net income (loss) available to stockholders	(11,692)	149,636	(169,735)	141,368
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,581	123,137	112,362	123,127
Effect of dilutive securities:
Restricted stock awards	—	45	—	46
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	16,836	—	16,836
Dilutive Shares	113,006	141,443	113,787	141,434
The following potential common shares were excluded from diluted earnings per common share for the three and six months ended June 30, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 46,001 and 44,172 for restricted stock awards, respectively.

Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest and 1.2% interest in the Operating Partnership, respectively.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Net income (loss) allocated	(75)	1,712	(1,958)	1,618
Distributions paid	570	642	1,140	1,283
As of June 30, 2016 and December 31, 2015, distributions payable to the non-controlling interest were approximately $570,000 and $570,000, respectively.
Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. The Company's material off balance sheet commitments as of June 30, 2016 are discussed below.
As discussed in Note 7 - "Other Assets", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of June 30, 2016 and December 31, 2015, the Company’s undrawn capital and purchase commitments were $18.9 million and $21.1 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of June 30, 2016 and December 31, 2015, the Company has unfunded commitments on commercial loans held-for-investment of $13.9 million and $2.1 million, respectively.
The Company has entered into agreements with financial institutions to guarantee certain obligations of its subsidiaries.  The Company would be required to perform under these guarantees in the event of certain defaults. The Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Note 17 – Revision of Previously Issued Financial Statements
During the second quarter of 2016, the Company corrected errors in its accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Premiums and discounts are amortized and recorded as interest income in the Company's financial statements based on estimated future cash flows. The Company determined that the future cash flow assumptions used to develop its estimated premium amortization and discount accretion did not support its reported interest income. The Company revised its future cash flow estimates and also corrected its financial statements to account for the difference between actual and expected future cash flows as an adjustment to the amortized cost of the security and a prospective adjustment to the security's yield. The Company concluded that the errors are immaterial to each of the annual and interim consolidated financial statements which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and its interim report on Form 10-Q for the quarter ended March 31, 2016. The Company has also concluded that the cumulative adjustment necessary to correct the errors would be material to the quarter ended June 30, 2016.  The Company has revised its consolidated financial statements as of December 31, 2015 and for the three and six months ended June 30, 2015 presented in this Report on Form 10-Q and will revise its previously issued financial statements to correct these errors when the financial statements are presented in future periodic filings.
The following changes have been made to the Company's Consolidated Balance Sheet as of December 31, 2015:

$ in thousands	December 31, 2015
	As Reported	Adjustment	As Revised
Accumulated other comprehensive income	303,110	15,514	318,624
Retained earnings (distributions in excess of earnings)	(755,799)	(15,514)	(771,313)
The following changes have been made to the Company's Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015:

$ in thousands	Three Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	126,098	2,393	128,491
Other Income
Gain (loss) on investments, net	10,876	20	10,896
Net income	147,326	2,413	149,739
Net income attributable to non-controlling interest	1,685	27	1,712
Net income attributable to Invesco Mortgage Capital Inc.	145,641	2,386	148,027
Net income attributable to common stockholders	139,925	2,386	142,311
Earnings per share:
Net income attributable to common stockholders
Basic	1.14	0.02	1.16
Diluted	1.04	0.02	1.06

$ in thousands	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	261,363	6,176	267,539
Other Income (loss)
Gain (loss) on investments, net	13,048	(62)	12,986
Net income	135,466	6,114	141,580
Net income attributable to non-controlling interest	1,549	69	1,618
Net income attributable to Invesco Mortgage Capital Inc.	133,917	6,045	139,962
Net income attributable to common stockholders	122,485	6,045	128,530
Earnings per share:
Net income attributable to common stockholders
Basic	0.99	0.05	1.04
Diluted	0.96	0.04	1.00
The following changes have been made to the Company's Unaudited Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015:

$ in thousands	Three Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Net income	147,326	2,413	149,739
Total other comprehensive income (loss)	(178,678)	(2,413)	(181,091)

$ in thousands	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Net income	135,466	6,114	141,580
Total other comprehensive income (loss)	(36,513)	(6,114)	(42,627)
The following changes have been made to the Company's Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2015:

$ in thousands	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Net income	135,466	6,114	141,580
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	65,251	(6,176)	59,075
(Gain) loss on investments, net	(13,048)	62	(12,986)
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	(71,971)	(6,114)	(78,085)
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
Capital Activities
On June 15, 2016, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on July 26, 2016 to stockholders of record as of the close of business on June 27, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2016 to stockholders of record as of the close of business on July 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 27, 2016 to stockholders of record as of the close of business on September 5, 2016.
During the six months ended June 30, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses.
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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, governmental policy initiatives, residential and commercial real estate prices, credit availability, personal income, corporate earnings, employment conditions, financial conditions and inflation. The most noteworthy market event in the second quarter of 2016 was the U.K. referendum on leaving the European Union, also known as Brexit in the financial press. Global equity markets ended mixed as the Brexit vote increased market volatility toward the end of the second quarter. U.S. equity markets recovered at the end of the quarter with the S&P 500 generating a small positive return, but most global markets finished in negative territory. Financial conditions improved in the U.S. for most of the quarter until the Brexit vote took center stage. Energy prices continued to rally off the first quarter lows and credit spreads generally improved for most of the quarter. The Federal Reserve was widely anticipated to raise interest rates in June 2016 but signaled a more cautious approach following an unexpectedly weak May employment report, and given uncertainty regarding global financial risks in the wake of the U.K. vote. U.S. interest rates fell in the quarter as the European Central Bank ("ECB") and the Bank of Japan ("BOJ") implemented their bond buying programs, driving intermediate term interest rates more negative in several G10 countries. The resulting global demand for U.S. government bonds drove their rates to historically low levels.
The consensus of economists’ forecast for U.S. domestic economic activity stands at 1.9% for 2016. At the beginning of the year, economists expected real GDP growth of 2.5% for 2016. The consensus for the core personal consumption expenditures deflator has increased modestly to 1.7% for 2016, and stands at 1.8% for 2017, still shy of the 2% target communicated by the U.S. Federal Reserve. Economists have over-estimated core inflation in each of the past three years. Monthly increases in payroll employment averaged 147,000 jobs per month for the second quarter of 2016, down from an average of 204,000 additional jobs over the last twelve months. The consensus of economists expects monthly payrolls to increase by 172,000 jobs per month in 2016. Looking forward, the strong labor market coupled with low interest rates and energy prices should be supportive of U.S. consumer spending. Countering that positive influence on the economy are weak capital investment and sluggish wage and consumer debt growth relative to previous economic expansions. The index of U.S. dollar exchange rates relative to a basket of major world currencies strengthened in the second quarter but remains lower year to date. In summary, it appears likely that the U.S. will experience another year of moderate economic growth, accompanied by core inflation that is below the Federal Reserve’s policy objective of 2%.
While U.S. interest rates have approached the lowest levels of the past three years, the environment remains broadly supportive for Agency RMBS. During the second quarter rates fell and the yield curve continued to flatten as the ten year Treasury note yield declined 27 basis points and the two year note yield declined ten basis points. We expect interest rates will likely remain low, as the Fed stays cautious, and aggressive quantitative easing by the ECB and BOJ should result in increased attractiveness of U.S. yields, which is a welcome environment for MBS investors. Further, continued tight residential mortgage loan underwriting standards restrict the ability of many homeowners to refinance, which reduces prepayment risk and is beneficial for MBS investors. We believe global uncertainty and low or even negative interest rates abroad will support demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee. Further, the Federal Reserve is likely to continue re-investing prepayments on their MBS portfolio for another year, as they have signaled the intent to continue until well into the rate normalization process. Fixed rate MBS broadly performed in line with equal duration U.S. Treasury notes and better than interest rate swaps, which widened during the second quarter bond market rally. Prepayment rates have increased but remain relatively benign despite the large year-to-date drop in interest rates. Primary mortgage rates charged to borrowers have not fallen nearly as much as RMBS rates in the secondary market rates. Non-agency CMBS, RMBS, and GSE CRT securities outperformed Treasuries in the second quarter reflecting generally easier financial conditions, and mirroring narrower spreads in other fixed income sectors such as investment grade corporate bonds, high yield corporate bonds, and emerging market bonds. Repurchase agreement financing rates on one-month Agency MBS were relatively steady in the second quarter relative to first quarter levels but increased slightly following the Brexit vote, the timing of which coincided with quarter end pressures.
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
Investment Activities
In the second quarter of 2016, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of broadly improving real estate markets.

The table below shows the allocation of our equity as of June 30, 2016, December 31, 2015 and June 30, 2015:

	As of
$ in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Agency RMBS	40%	37%	38%
Commercial Credit (1)	35%	33%	30%
Residential Credit (2)	25%	30%	32%
Total	100%	100%	100%

(1)	CMBS, Commercial Loans and $33.0 million of Investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.
Over the past year and over the past six months our allocation of equity to Agency RMBS has increased to 40% and our allocation to residential credit has decreased to 25%. The shift reflects paydowns of residential credit securities and a lack of compelling investment opportunities in residential credit as compared to Agency RMBS.
The table below shows the breakdown of our investment portfolio as of June 30, 2016, December 31, 2015 and June 30, 2015:

	As of
$ in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Agency RMBS:
30 year fixed-rate, at fair value	3,826,433	4,063,957	4,356,658
15 year fixed-rate, at fair value	2,563,350	1,610,930	1,737,320
Hybrid ARM, at fair value	2,879,988	3,309,525	3,428,399
ARM, at fair value	364,334	426,025	473,596
Agency CMO, at fair value	395,265	388,819	438,866
Non-Agency RMBS, at fair value	2,248,974	2,692,487	2,800,650
GSE CRT, at fair value	613,241	658,228	665,896
CMBS, at fair value	2,733,442	2,915,964	3,293,853
US Treasury securities, at fair vaue	152,701	—	—
Residential loans, at amortized cost	—	—	3,461,992
Commercial loans, at amortized cost	272,502	209,062	155,011
Investments in unconsolidated ventures	33,037	38,413	44,803
Total Investment portfolio	16,083,267	16,313,410	20,857,044
During the first half of 2016, we primarily reinvested cash flows from sales and principal repayments into 15 year fixed-rate agency RMBS. We have been increasing our holdings of 15 year fixed-rate agency RMBS relative to 30 year fixed-rate agency RMBS to decrease our interest rate risk and further reduce book value volatility. As of June 30, 2016 our holdings of 15 year fixed-rate agency RMBS represent 16.0% of our total investment portfolio versus 8.3% of our total investment portfolio as of June 30, 2015. We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively short durations because they are collateralized by higher coupons.  We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. Additionally, we hold 15 year fixed-rate Agency RMBS, Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities.
Our portfolio of investments that have credit exposure include non-Agency RMBS, GSE CRTs, CMBS and commercial real estate loans. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.

With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. Our GSE CRT holdings decreased modestly over the past six months as we tactically sold certain positions with lower expected returns and allocated capital to more favorable opportunities.  Nonetheless, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and potentially compelling relative value.
Our CMBS portfolio generally consists of assets originated before 2007 and assets originated after 2010 (“CMBS 2.0”). Over the past twelve months we have primarily invested in CMBS 2.0. The allocation of our CMBS holdings in our MBS and GSE CRT portfolio is approximately 17.5% as of June 30, 2016.
During the second quarter, we purchased $152.3 million of U.S. Treasury securities as part of our strategy to manage overall duration. We use various financial instruments, including swaps, futures and U.S. Treasury securities to keep duration within management's targeted range. Management determines the type of financial instrument best suited to manage duration based on various factors, including interest rate swap spreads, repurchase agreement borrowing rates, expected holding periods and transaction costs.
During the second quarter of 2016, we funded $13.0 million for one commercial real estate mezzanine loan that we originated in the first quarter of 2016. As of June 30, 2016, our commercial real estate loan portfolio includes ten mezzanine loans that we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. In addition, during the second quarter of 2016, we invested $1.5 million in our unconsolidated ventures.
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of June 30, 2016 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
Prime	0.5%	1.5%	4.2%	3.6%	7.7%	2.2%	—%	—%	—%	—%	12.1%	10.3%	1.3%	0.2%	43.6%
Alt-A	—%	0.6%	7.3%	5.9%	7.4%	—%	—%	—%	—%	—%	—%	—%	—%	—%	21.2%
Re-REMIC (1)	—%	—%	—%	—%	0.4%	—%	0.6%	4.4%	10.2%	3.6%	0.6%	—%	—%	—%	19.8%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	2.3%	11.1%	1.7%	—%	15.4%
Total Non-Agency	0.5%	2.1%	11.5%	9.5%	15.8%	2.2%	0.6%	4.4%	10.2%	3.6%	15.0%	21.4%	3.0%	0.2%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	40.6%	46.1%	11.9%	1.4%	100.0%
CMBS	—%	—%	0.2%	4.2%	—%	—%	—%	6.0%	23.1%	14.2%	14.7%	32.3%	5.3%	—%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 8.1% for 2005, 27.4% for 2006, and 64.5% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of June 30, 2016:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.1%	California	20.8%	California	15.2%
New York	7.4%	Texas	5.7%	New York	13.9%
Florida	6.2%	Virginia	4.5%	Texas	10.0%
Virginia	3.5%	New York	4.3%	Florida	6.0%
Maryland	3.5%	Illinois	4.0%	Pennsylvania	4.4%
New Jersey	3.4%	Florida	3.8%	Illinois	4.3%
Massachusetts	3.0%	Massachusetts	3.6%	New Jersey	3.7%
Illinois	2.9%	Washington	3.3%	Ohio	3.0%
Washington	2.6%	New Jersey	3.2%	Michigan	2.8%
Texas	2.1%	Colorado	3.1%	Virginia	2.8%
Other	23.3%	Other	43.7%	Other	33.9%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. As of June 30, 2016, we had entered into repurchase agreements totaling $11.8 billion (December 31, 2015: $12.1 billion). The decrease in our repurchase agreement balance over the past six months was primarily due to sales and paydowns of securities.
Our wholly-owned subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured advances. As of June 30, 2016, IAS Services had $1.65 billion in outstanding secured advances. For the six months ended June 30, 2016, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.65% and a weighted average maturity of 7.85 years.
We have also committed to invest up to $125.4 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of June 30, 2016, $106.5 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $18.9 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of June 30, 2016 and December 31, 2015, we had investment related payables of $87.7 million, and $167,000, respectively. None of these investment related payables were outstanding more than thirty days. The change in balance was primarily due to an increase in unsettled MBS purchases as of June 30, 2016. We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of June 30, 2016 and December 31, 2015, the Company had investment related receivables of $37.2 million and $154.6 million, respectively. None of these investment related receivables were outstanding more than thirty days.

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount outstanding during the quarter and the maximum amount outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
June 30, 2015	14,724,860	14,860,637	14,950,089
September 30, 2015	14,587,131	14,765,282	14,879,873
December 31, 2015	13,776,048	14,286,242	14,730,071
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
As of June 30, 2016, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month or three-month LIBOR and effectively fix the floating interest rates on $6.65 billion (June 30, 2015: $11.5 billion) of borrowings. During the six months ended June 30, 2016, we terminated swaps with a notional amount of $4.8 billion and realized losses of $64.0 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations.
As of June 30, 2016, we have no outstanding interest rate swaptions. As of June 30, 2015, we held $300.0 million in notional amount of fixed pay interest rate swaptions as an asset with a fair value of $0 and $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $74,000. During the six months ended June 30, 2016 interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million (June 30, 2015: $750.0 million), and the Company realized a loss of $1.5 million (June 30, 2015: $7.7 million) on these contracts. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of June 30, 2016 and June 30, 2015, we have no outstanding futures contracts. During the six months ended June 30, 2015, we sold U.S. Treasury futures contracts of $248.3 million in notional amount and realized a net loss of $943,000. We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of June 30, 2016 and June 30, 2015, we have no outstanding to-be-announced securities ("TBAs"). During the six months ended June 30, 2015, we settled TBAs of $446.0 million in notional amount and realized a net loss of $2.3 million. TBAs are contracts for which we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of June 30, 2016, we held $84.3 million (June 30, 2015: $68.8 million) in notional amount of currency forward contracts as an asset with a fair value of $5.5 million (June 30, 2015: $1.0 million) and a liability with a fair value of $106,000 (June 30, 2015: $1.4 million). During the six months ended June 30, 2016, we settled currency forward contracts of $154.9 million (June 30, 2015: $63.4 million) in notional amount and realized a net gain of $1.9 million (June 30, 2015: $1.5 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $17.08 and $17.14 as of June 30, 2016 and December 31, 2015, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares). The change in our book value per diluted common share as of June 30, 2016 compared to December 31, 2015 was a modest decrease of 0.4%.
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
In June 2016, the FASB issued an amendment to the guidance on reporting credit losses for assets measured at amortized cost and available-for-sale securities. We are required to adopt the new guidance in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the potential impacts of the new guidance on its consolidated financial statements, as well as available transition methods.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2016	2015	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	112,860	128,491	235,106	267,539
Residential loans (1)	—	30,247	—	59,621
Commercial loans	5,947	4,491	10,840	7,606
Total interest income	118,807	163,229	245,946	334,766
Interest Expense
Repurchase agreements	31,260	40,931	73,060	84,241
Secured loans	2,688	1,553	5,403	3,017
Exchangeable senior notes	5,614	5,613	11,227	11,220
Asset-backed securities (1)	—	22,329	—	44,227
Total interest expense	39,562	70,426	89,690	142,705
Net interest income	79,245	92,803	156,256	192,061
Reduction in provision for loan losses	—	70	—	132
Net interest income after reduction in provision for loan losses	79,245	92,873	156,256	192,193
Other Income (loss)
Gain (loss) on investments, net	1,414	10,896	13,015	12,986
Equity in earnings of unconsolidated ventures	202	1,231	1,263	7,237
Gain (loss) on derivative instruments, net	(90,363)	56,003	(328,906)	(66,742)
Realized and unrealized credit derivative income (loss), net	17,228	614	25,638	21,976
Other investment income (loss), net	(2,745)	1,673	(3,063)	779
Total other income (loss)	(74,264)	70,417	(292,053)	(23,764)
Expenses
Management fee – related party	9,061	9,343	18,573	18,758
General and administrative	1,896	1,952	3,933	3,679
Consolidated securitization trusts (1)	—	2,256	—	4,412
Total expenses	10,957	13,551	22,506	26,849
Net income (loss)	(5,976)	149,739	(158,303)	141,580
Net income (loss) attributable to non-controlling interest	(75)	1,712	(1,958)	1,618
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(5,901)	148,027	(156,345)	139,962
Dividends to preferred stockholders	5,716	5,716	11,432	11,432
Net income (loss) attributable to common stockholders	(11,617)	142,311	(167,777)	128,530
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.10)	1.16	(1.49)	1.04
Diluted	(0.10)	1.06	(1.49)	1.00
Dividends declared per common share	0.40	0.45	0.80	0.90
Weighted average number of shares of common stock:
Basic	111,580,727	123,136,687	112,361,565	123,127,496
Diluted	113,005,727	141,442,817	113,786,565	141,433,923

(1)
The condensed consolidated statements of operations for the three and six months ended June 30, 2015 include income and expenses of consolidated variable interest entities. The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements for further discussion.

Net Income (Loss) Summary
For the three months ended June 30, 2016, our net loss attributable to common stockholders was $11.6 million (June 30, 2015: $142.3 million net income) or $0.10 (June 30, 2015: $1.16 basic earnings and $1.06 diluted earnings) basic and diluted net loss per average share available to common stockholders. The change in net income (loss) attributable to common stockholders for the three months ended June 30, 2016 is primarily attributable to realized and unrealized losses on derivative instruments of $90.4 million in the 2016 period versus $56.0 million gain in the 2015 period. During the three months ended June 30, 2016, the realized and unrealized loss on derivatives were driven by a drop in the market interest rates associated with our interest rate swap hedges.
For the six months ended June 30, 2016 our net loss attributable to common stockholders was $167.8 million (June 30, 2015: $128.5 million net income) or $1.49 (June 30, 2015: $1.04 basic earnings and $1.00 diluted earnings) basic and diluted net loss per average share available to common stockholders. The change in net income (loss) attributable to common stockholders for the six months ended June 30, 2016 versus 2015 is primarily attributable to higher realized and unrealized losses on derivative instruments of $328.9 million in the 2016 period versus $66.7 million in the 2015 period.
As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of our interest rate swap agreements are recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in AOCI. For the three months ended June 30, 2016, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $49.7 million (June 30, 2015: $116.6 million unrealized gain). For the six months ended June 30, 2016, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $216.4 million (June 30, 2015: $60.7 million unrealized gain). In addition, during the three months ended June 30, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense, previously recognized in other comprehensive income of $3.2 million (June 30, 2015: $16.3 million) and $16.2 million (June 30, 2015: $35.5 million) for the six months ended June 30, 2016.
Our net income attributable to common shareholders for the three and six months ended June 30, 2015 includes interest income, interest expense of our residential securitizations. On December 9, 2015, we completed the sale of certain beneficial interests in our residential securitizations for $69.0 million (the "Transaction"). The securities sold included the most subordinated classes of asset-backed securities issued by the residential securitizations. As a result of the Transaction, we no longer have the power to direct the activities of the residential securitizations through default oversight rights and are therefore no longer the primary beneficiary of the residential securitizations. We deconsolidated the assets and liabilities of the residential securitizations as of the date of the Transaction. Our consolidated statements of operations for the three and six months ended June 30, 2015 include the following interest income, interest expense and expenses of the residential securitizations:

$ in thousands, except share data	Three Months ended June 30, 2015	Six Months ended June 30, 2015
Interest Income
Residential loans	30,247	59,621
Interest Expense
Asset-backed securities	22,329	44,227
Net interest income	7,918	15,394
Expenses
Consolidated securitization trusts	2,256	4,412
Total net income from residential securitizations	5,662	10,982

Interest Income and Average Earning Asset Yield
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	2,245,998	1,747,623	1,903,463	1,748,306
30 year fixed-rate, at amortized cost	3,797,400	4,400,782	3,871,527	4,490,257
ARM, at amortized cost	362,067	446,754	386,408	453,651
Hybrid ARM, at amortized cost	2,883,494	3,270,461	2,990,071	3,069,675
Agency - CMO, at amortized cost	384,949	438,549	394,696	442,374
Non-Agency RMBS, at amortized cost	2,231,510	2,754,926	2,326,974	2,811,950
GSE CRT, at amortized cost	635,953	662,188	656,061	656,298
CMBS, at amortized cost	2,623,578	3,195,123	2,649,398	3,233,156
U.S. Treasury securities, at amortized cost	23,682	—	11,842	—
Residential loans, at amortized cost	—	3,480,101	—	3,422,035
Commercial loans, at amortized cost	275,631	158,312	258,961	152,231
Average earning assets	15,464,262	20,554,819	15,449,401	20,479,933
Average Earning Asset Yields (1):
Agency RMBS:
15 year fixed-rate	1.87%	2.04%	2.08%	2.13%
30 year fixed-rate	2.74%	2.69%	2.86%	2.85%
ARM	2.30%	1.99%	2.36%	2.35%
Hybrid ARM	2.10%	1.88%	2.19%	2.06%
Agency - CMO	2.55%	3.15%	2.68%	3.44%
Non-Agency RMBS	4.74%	4.77%	4.82%	4.84%
GSE CRT (2)	0.86%	0.51%	0.85%	0.50%
CMBS	4.37%	4.40%	4.38%	4.37%
U.S. Treasury securities	1.05%	—%	1.05%	—%
Residential loans	—%	3.48%	—%	3.49%
Commercial loans	8.44%	8.55%	8.28%	8.54%
Average earning asset yields	3.07%	3.18%	3.18%	3.27%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average earning asset yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)
GSE CRT average earning asset yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $15.5 billion (June 30, 2015: $20.6 billion) and earned interest income of $118.8 million (June 30, 2015: $163.2 million) for the three months ended June 30, 2016. The yield on our average earning assets was 3.07% (June 30, 2015: 3.18%).
We had average earning assets of approximately $15.4 billion (June 30, 2015: $20.5 billion) and earned interest income of $245.9 million (June 30, 2015: $334.8 million) for the six months ended June 30, 2016. The yield on our average earning assets was 3.18% (June 30, 2015: 3.27%).
Average earning assets and interest income declined during the three and six months ended June 30, 2016 compared to 2015 primarily due to the deconsolidation of our residential loan securitizations in December 2015. We consolidated eleven residential loan securitizations as of June 30, 2015 with average assets of $3.5 billion that had an average earning asset yield of 3.48%. We recorded $30.2 million and $59.6 million of interest income on residential loans held by the consolidated securitizations in the three months and six months ended June 30, 2015, respectively.

The yield on our average earning assets decreased for the three and six months ended June 30, 2016 compared to 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. Over the last twelve months, we reinvested cash flows from our Agency portfolio into 15 year fixed-rate Agency RMBS as we believe these securities have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of June 30, 2016, approximately 40% of our equity is allocated to Agency RMBS; 35% is allocated to investments in commercial credit and 25% is allocated to residential credit.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The table below shows the three month constant prepayment rate for our RMBS and GSE CRT compared to bonds with similar characteristics (“Cohorts”):

	Three Months Ended
	June 30, 2016		June 30, 2015
	Company	Cohorts	Company	Cohorts
15 year fixed-rate Agency RMBS	10.4	13.4	10.7	15.1
30 year fixed-rate Agency RMBS	13.7	16.5	13.9	17.1
Agency Hybrid ARM RMBS	18.4	NA	17.3	NA
Non-Agency RMBS	15.2	NA	14.0	NA
GSE CRT	14.0	NA	13.9	NA
Weighted average CPR	14.9	NA	14.4	NA
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and the Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
Average Borrowings*:
Agency RMBS (1)	8,584,572	9,166,962	8,565,425	9,099,236
Non-Agency RMBS	1,805,286	2,534,973	1,878,927	2,584,839
GSE CRT	473,270	495,605	462,259	475,057
CMBS (1)	2,162,450	2,663,097	2,174,962	2,664,131
U.S. Treasury securities	50,192	—	25,096	—
Exchangeable senior notes	395,596	393,129	395,289	392,823
Asset-backed securities issued by securitization trusts	—	3,018,775	—	2,969,238
Total borrowed funds	13,471,366	18,272,541	13,501,958	18,185,324
Maximum borrowings during the period (2)	13,814,447	18,364,746	13,896,215	18,416,608
Average Cost of Funds (3):
Agency RMBS (1)	0.65%	0.35%	0.65%	0.35%
Non-Agency RMBS	1.85%	1.57%	1.82%	1.54%
GSE CRT	2.08%	1.63%	2.13%	1.66%
CMBS (1)	1.11%	0.92%	1.13%	0.91%
U.S. Treasury securities	0.14%	—%	0.19%	—%
Exchangeable senior notes	5.68%	5.71%	5.68%	5.71%
Asset-backed securities issued by securitization trusts	—%	2.96%	—%	2.98%
Unhedged cost of funds (4)	1.07%	1.18%	1.09%	1.18%
Hedged / Effective cost of funds (non-GAAP measure)	1.81%	2.19%	1.89%	2.19%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.

(4)	Excludes reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense.
Our largest expense is interest expense on borrowed funds. We had average borrowed funds of $13.5 billion (June 30, 2015: $18.3 billion) and total interest expense of $39.6 million (June 30, 2015: $70.4 million) for the three months ended June 30, 2016. We had average borrowed funds of $13.5 billion (June 30, 2015: $18.2 billion) and total interest expense of $89.7 million (June 30, 2015: $142.7 million) for the six months ended June 30, 2016. Average borrowed funds and interest expense for the three and six months ended June 30, 2016 compared to 2015 decreased primarily due to the deconsolidation of our residential loan securitizations in December 2015 and repayment of repurchase agreement borrowings collateralizing mortgage backed securities due to paydowns of securities during the six months ended June 30, 2016. We consolidated eleven residential loan securitizations as of June 30, 2015 with average borrowings of $3.0 billion and an average cost of funds of 2.96%. We recorded $22.3 million and $44.2 million of interest expense on asset-backed securities issued by the consolidated securitizations in the three and six months ended June 30, 2015, respectively. The Company's cost of funds for borrowings to finance its mortgaged-backed securities rose during the three and six months ended June 30, 2016 compared to the same period in 2015 due to the impact of the December 2015 increase in the federal funds interest rate.
For the three months ended June 30, 2016, our cost of funds was 1.17% (June 30, 2015: 1.54%) and for the six months ended June 30, 2016, our cost of funds was 1.33% (June 30, 2015: 1.57%). Our lower cost of funds for the three and six months ended June 30, 2016 is due to the deconsolidation of our residential loan securitizations.
Net Interest Income
Our net interest income, which equals interest income less interest expense, totaled $79.2 million (June 30, 2015: $92.8 million) for the three months ended June 30, 2016 and $156.3 million (June 30, 2015: $192.1 million) for the six months ended

June 30, 2016. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.90% (June 30, 2015: 1.64%) for the three months ended June 30, 2016 and 1.85% (June 30, 2015: 1.70%) for the six months ended June 30, 2016. The decrease in net interest income was primarily the result of the reduction in our investment portfolio for the three and six months ended June 30, 2016 compared to 2015. The increase in net interest rate margin for the three and six months ended June 30, 2016 compared to 2015 was primarily due to a decline in amortization of net deferred losses on de-designated interest rate swaps. During the six months ended June 30, 2016, we repositioned our hedging portfolio and terminated swaps with a notional amount of $4.8 billion.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K. We determined that no provision for loan losses for our commercial loans was required as of June 30, 2016.
Our provision for loan losses for the six months ended June 30, 2015 was solely for residential loans held-for-investment by consolidated securitization trusts. We did not have a provision for loan losses as of June 30, 2016 because we deconsolidated our residential securitizations in December 2015.
Gain (Loss) on Investments, net
Gain (loss) on investments, net includes (i) gains and losses on sales of our investment portfolio; (ii) the change in fair value of RMBS IOs accounted for under the fair value option; (iii) the change in the fair value of GSE CRTs accounted for under the fair value option; (iv) the change in fair value of U.S. Treasury securities accounted for as trading securities; and (v) losses on other-than-temporarily impaired securities.
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the three months ended June 30, 2016, we sold mortgage-backed and credit risk transfer securities and recognized a net gain of $1.0 million (June 30, 2015: $1.7 million) and a net gain of $11.6 million (June 30, 2015: $4.6 million) for the six months ended June 30, 2016.
We account for RMBS IOs as hybrid financial instruments in their entirety at fair value with changes in fair value recognized in income in the condensed consolidated statements of operations. We recognized a $1.3 million net gain (June 30, 2015: $9.2 million net gain) on RMBS IOs during the three months ended June 30, 2016 and $7.9 million net gain (June 30, 2015: $8.4 million net gain) for the six months ended June 30, 2016.
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. We recorded a $173,000 net income for the three months ended June 30, 2016 and a $237,000 net income six months ended June 30, 2016 for the for the changes in fair value of GSE CRTs accounted for under the fair value option.
We recorded $1.5 million and $7.2 million of losses on other-than-temporarily impaired interest-only securities in the condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively. We did not record any other-than-temporary impairments for the three and six months ended June 30, 2015. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements for our assessment of other-than-temporary impairment on our investment securities.
Equity in Earnings of Unconsolidated Ventures
For the three months ended June 30, 2016, we recorded equity in earnings of unconsolidated ventures of $202,000 (June 30, 2015: $1.2 million). For the six months ended June 30, 2016, we recorded equity in earnings of unconsolidated ventures of $1.3 million (June 30, 2015: $7.2 million). Equity in earnings of unconsolidated ventures decreased for the three and six months ended June 30, 2016 compared to 2015 primarily due to higher realized gains and unrealized appreciation of underlying portfolio investments in the 2015 period.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(20,105)	(24,985)	(49,711)	(94,801)
Currency Forward Contracts	(479)	—	4,917	4,438
Total	(20,584)	(24,985)	(44,794)	(90,363)

$ in thousands	Six Months Ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(64,000)	(54,076)	(216,382)	(334,458)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	1,916	—	3,636	5,552
Total	(63,569)	(54,076)	(211,261)	(328,906)

$ in thousands	Three Months Ended June 30, 2015
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(12,826)	(46,011)	116,623	57,786
Interest Rate Swaptions	(3,050)	—	2,326	(724)
Currency Forward Contracts	664	—	(1,723)	(1,059)
Total	(15,212)	(46,011)	117,226	56,003

$ in thousands	Six Months Ended June 30, 2015
Derivative Instrument	Realized gain (loss) on settlement, termination, expiration or exercise, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(91,619)	60,666	(62,834)
Interest Rate Swaptions	(7,738)	—	6,005	(1,733)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,539	—	(947)	592
Total	(41,315)	(91,619)	66,192	(66,742)
As of June 30, 2016 and December 31, 2015, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of June 30, 2016				As of December 31, 2015
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	6,650,000	2.16%	0.52%	4.65	9,850,000	2.07%	0.36%	3.65

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2016	2015	2016	2015
GSE CRT embedded derivative coupon interest	6,112	6,157	12,426	12,070
Gain (loss) on settlement of GSE CRT embedded derivatives	(5,097)	(1,676)	(6,017)	(2,468)
Change in fair value of GSE CRT embedded derivatives	16,213	(4,915)	19,229	11,123
Credit Default Swap ("CDS") premium income	—	242	—	507
Change in fair value of CDS	—	806	—	744
Total	17,228	614	25,638	21,976
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to a commercial loan investments denominated in a foreign currency.
Expenses
For the three months ended June 30, 2016, we incurred management fees of $9.1 million (June 30, 2015: $9.3 million) and $18.6 million (June 30, 2015: $18.8 million) for the six months ended June 30, 2016, which are payable to our Manager under our management agreement. Management fees decreased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to the impact of share repurchases over the past twelve months. Since June 30, 2015, the Company has repurchased 11.6 million shares of common stock for a net cost of $150.6 million including acquisition expenses. Refer to Note 12 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and description of how our fees are calculated.
For the three months ended June 30, 2016, our general and administrative expenses not covered under our management agreement amounted to $1.9 million (June 30, 2015: $2.0 million) and $3.9 million (June 30, 2015: $3.7 million) for the six months ended June 30, 2016. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. General and administrative costs increased for the six months ended June 30, 2016 primarily due to costs associated with repositioning our hedging portfolio and purchasing new commercial loan investments in the first quarter of 2016.
For the three and six months ended June 30, 2015, consolidated securitization trust expenses totaled $2.3 million and $4.4 million, respectively. Consolidated securitization trust expenses consisted of direct operating expenses incurred by consolidated residential loan securitizations. The Company deconsolidated its residential securitizations in December 2015.
Net Income (loss) after Preferred Dividends and Return on Average Equity
For the three months ended June 30, 2016, our net loss after preferred dividends was $11.7 million (June 30, 2015: $144.0 million net income) and our annualized loss on average equity was 2.30% (June 30, 2015: 23.44% annualized income). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivative instruments of $90.4 million in the 2016 period versus realized and unrealized gains on derivative instruments of $56.0 million in the 2015 period. For the three months ended June 30, 2016, we recognized an unrealized loss for the change in fair value of our interest rates swaps of $49.7 million (June 30, 2015: $116.6 million unrealized gain). In addition, during the three months ended June 30, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $3.2 million (June 30, 2015: $16.3 million).
For the six months ended June 30, 2016, our net loss after preferred dividends was $169.7 million (June 30, 2015: $130.1 million net income) and our annualized loss on average equity was 17.10% (June 30, 2015: 10.60% annualized income). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $328.9 million in the 2016 period versus $66.7 million in the 2015 period. For the six months ended June 30, 2016, we recognized an unrealized losses for the change in fair value of our interest rates swaps of $216.4 million (June 30, 2015: $60.7 million unrealized gain). In addition, during the six months ended June 30, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive losses of $16.2 million (June 30, 2015: $35.5 million).
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio.  Certain prior period U.S. GAAP and non-GAAP financial measures have been revised to correct immaterial errors in accounting for premiums and discounts on non-Agency RMBS not of high credit quality. For further information, see Note 17 of the Company's condensed consolidated financial statements filed in Item 1. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	(11,617)	142,311	(167,777)	128,530
Adjustments:
(Gain) loss on investments, net	(1,414)	(10,896)	(13,015)	(12,986)
Realized (gain) loss on derivative instruments, net (excluding contractual net interest on interest rate swaps of $24,985, $46,011, $54,076 and $91,619, respectively)	20,584	15,212	63,569	41,315
Unrealized (gain) loss on derivative instruments, net	44,794	(117,226)	211,261	(66,192)
Realized and unrealized change in fair value of GSE CRT embedded derivatives, net	(11,116)	6,591	(13,212)	(8,655)
(Gain) loss on foreign currency transactions, net	3,542	(996)	4,667	529
Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	3,238	16,313	16,162	35,458
Subtotal	59,628	(91,002)	269,432	(10,531)
Adjustment attributable to non-controlling interest	(752)	1,041	(3,349)	119
Core earnings attributable to common stockholders	47,259	52,350	98,306	118,118
Basic income (loss) per common share	(0.10)	1.16	(1.49)	1.04
Core earnings per share attributable to common stockholders(1)	0.42	0.43	0.87	0.96

(1)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three and six months ended June 30, 2016 decreased from the same period in 2015 primarily due to the deconsolidation of the Company's residential securitizations in December 2015. The residential securitizations contributed $5.7 million and $11.0 million of core earnings in the three and six months ended June 30, 2015, respectively. In addition to the deconsolidation of residential securitizations, the Company also reduced it's overall portfolio balance, resulting in lower net interest income for the three and six months ended June 30, 2016. Our overall portfolio has reduced as we have reinvested available cash flows to fund share repurchases and reduce leverage.

Core earnings per share attributable to common stockholders reflects the impact of share repurchases over the past twelve months. Since June 30, 2015, we have repurchased 11.6 million shares of common stock at an average share price of $12.98 for a net cost of $150.6 million including acquisition expenses.

Effective Interest Income / Effective Yield/ Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net. We account for GSE CRTs purchased prior to August 24, 2015 as hybrid financial instruments, but we have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option is recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments is recorded as realized and unrealized credit derivative income (loss). We add back GSE CRT embedded derivative coupon interest to our total interest income because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument.
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest paid on our interest rate swaps that is recorded as gain (loss) on derivative instruments and the reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We subtract amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest paid on our interest rate swaps that is recorded as gain (loss) on derivative instruments, the amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense and GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	118,807	3.07%	163,229	3.18%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,112	0.16%	6,157	0.12%
Effective interest income	124,919	3.23%	169,386	3.30%

	Six Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	245,946	3.18%	334,766	3.27%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	12,426	0.16%	12,070	0.12%
Effective interest income	258,372	3.34%	346,836	3.39%
Our effective interest income for the three and six months ended June 30, 2016 decreased primarily due to the deconsolidation of our residential securitizations in December 2015. Interest income on residential loans totaled $30.2 million and $59.6 million in the three and six months ended June 30, 2015, respectively.
Our effective yield decreased primarily due to the change in portfolio composition and lower available reinvestment yields in the three and six months ended June 30, 2016 versus the 2015 period.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	39,562	1.17%	70,426	1.54%
Less: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	(3,238)	(0.10)%	(16,313)	(0.36)%
Add: Net interest paid - interest rate swaps recorded as gain(loss) on derivative instruments, net	24,985	0.74%	46,011	1.01%
Effective interest expense	61,309	1.81%	100,124	2.19%

	Six Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	89,690	1.33%	142,705	1.57%
Less: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	(16,162)	(0.24)%	(35,458)	(0.39)%
Add: Net interest paid - interest rate swaps recorded as gain(loss) on derivative instruments, net	54,076	0.80%	91,619	1.01%
Effective interest expense	127,604	1.89%	198,866	2.19%
Our effective interest expense and effective cost of funds for the three and six months ended June 30, 2016 decreased primarily due to the deconsolidation of our residential securitizations in December 2015 and a decrease in net interest paid on interest rate swaps. Interest expense on asset-backed securities issued by the residential securitizations totaled $22.3 million and $44.2 million in the three and six months ended June 30, 2015, respectively. Net interest paid on interest rate swaps decreased because we repositioned our hedging portfolio during the six months ended June 30, 2016 in response to lower market expectations of an increase in the Federal funds interest rate later this year.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	79,245	1.90%	92,803	1.64%
Add: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	3,238	0.10%	16,313	0.36%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,112	0.16%	6,157	0.12%
Less: Net interest paid - interest rate swaps recorded as gain (loss) on derivative instruments, net	(24,985)	(0.74)%	(46,011)	(1.01)%
Effective net interest income	63,610	1.42%	69,262	1.11%

	Six Months Ended June 30,
	2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	156,256	1.85%	192,061	1.70%
Add: Reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense	16,162	0.24%	35,458	0.39%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	12,426	0.16%	12,070	0.12%
Less: Net interest paid - interest rate swaps recorded as gain (loss) on derivative instruments, net	(54,076)	(0.80)%	(91,619)	(1.01)%
Effective net interest income	130,768	1.45%	147,970	1.20%
Effective net interest income for the three and six months ended June 30, 2016 decreased $5.7 million and $17.2 million, respectively from the same period in 2015. The decrease in effective net interest income was primarily due to lower net interest income in 2016 driven by the deconsolidation of our residential securitizations in December 2015. Net interest income on our residential securitizations totaled $7.9 million and $15.4 million for the three and six months ended June 30, 2015.
The increase in effective interest rate margin for the three and six months ended June 30, 2016 versus 2015 was primarily due to lower net interest paid on interest rate swaps in the 2016 period. Net interest paid on interest rate swaps decreased because we repositioned our hedging portfolio during the six months ended June 30, 2016 in response to lower market expectations of an increase in the Federal funds interest rate later this year.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of June 30, 2016 and December 31, 2015. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
June 30, 2016

$ in thousands	Agency RMBS (1)	Residential Credit (2)	Commercial Credit (3)	Exchangeable Senior Notes	Total
Investments	10,182,071	2,862,215	3,038,981	—	16,083,267
Cash and cash equivalents (4)	65,938	40,720	37,426	—	144,084
Derivative assets, at fair value (5)	—	—	5,502	—	5,502
Other assets	355,728	7,834	65,167	—	428,729
Total assets	10,603,737	2,910,769	3,147,076	—	16,661,582

Repurchase agreements	8,504,046	2,232,236	1,032,365	—	11,768,647
Secured loans (6)	475,349	—	1,174,651	—	1,650,000
Exchangeable senior notes	—	—	—	395,800	395,800
Derivative liabilities, at fair value	447,658	—	80	—	447,738
Other liabilities	131,059	19,900	17,098	5,889	173,946
Total liabilities	9,558,112	2,252,136	2,224,194	401,689	14,436,131

Total equity (allocated)	1,045,625	658,633	922,882	(401,689)	2,225,451
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (7)	—	—	(305,539)	401,689	96,150
Collateral pledged against secured loans	(563,450)	—	(1,392,360)	—	(1,955,810)
Secured loans	475,349	—	1,174,651	—	1,650,000
Equity related to repurchase agreement debt	957,524	658,633	399,634	—	2,015,791
Debt-to-equity ratio (8)	8.6	3.4	2.4	NA	6.2
Repurchase agreement debt-to-equity ratio (9)	8.9	3.4	2.6	NA	5.8

(1)	Investments in U.S. Treasury securities are included in Agency RMBS.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(4)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(5)	Derivative assets are allocated based on the hedging strategy for each class.

(6)	Secured loans are allocated based on amount of collateral pledged.

(7)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(8)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2015

$ in thousands	Agency RMBS (1)	Residential Credit (2)	Commercial Credit (3)	Exchangeable Senior Notes	Total
Investments	9,799,257	3,350,714	3,163,439	—	16,313,410
Cash and cash equivalents (4)	23,484	16,586	13,129	—	53,199
Derivative assets, at fair value (5)	6,795	—	1,864	—	8,659
Other assets	316,072	9,780	66,189	—	392,041
Total assets	10,145,608	3,377,080	3,244,621	—	16,767,309

Repurchase agreements	8,389,643	2,565,515	1,170,890	—	12,126,048
Secured loans (6)	472,983	—	1,177,017	—	1,650,000
Exchangeable senior notes	—	—	—	394,573	394,573
Derivative liabilities, at fair value	238,045	—	103		238,148
Other liabilities	46,165	22,540	17,038	5,889	91,632
Total liabilities	9,146,836	2,588,055	2,365,048	400,462	14,500,401

Total equity (allocated)	998,772	789,025	879,573	(400,462)	2,266,908
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (7)	—	—	(250,522)	400,462	149,940
Collateral pledged against secured loans	(558,894)	—	(1,390,805)	—	(1,949,699)
Secured loans	472,983	—	1,177,017	—	1,650,000
Equity related to repurchase agreement debt	912,861	789,025	415,263	—	2,117,149
Debt-to-equity ratio (8)	8.9	3.3	2.7	NA	6.3
Repurchase agreement debt-to-equity ratio (9)	9.2	3.3	2.8	NA	5.7

(1)	Investments in U.S. Treasury securities are included in Agency RMBS.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(4)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(5)	Derivative assets are allocated based on the hedging strategy for each class.

(6)	Secured loans are allocated based on amount of collateral pledged.

(7)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(8)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(9)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash and cash equivalents of $144.1 million at June 30, 2016 (June 30, 2015: $87.0 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $161.8 million for the six month period ended June 30, 2016 (June 30, 2015: $187.5 million).

Our primary source of cash for the six months ended June 30, 2016 was cash from investing activities. Our cash provided by investing increased by $626.9 million to $571.7 million compared to the six months ended June 30, 2015. We generated $660.0 million from the sales of mortgage-backed and credit risk transfer securities and $1.1 billion from principal payments of mortgage-backed and credit risk transfer securities during the six months ended June 30, 2016 compared to $242.5 million from the sales of mortgage-backed and credit risk transfer securities and $1.3 billion from principal payments of mortgage-backed and credit risk transfer securities in the six months ended June 30, 2015. We invested $83.0 million in five new commercial loans and $1.1 billion in mortgage-backed and credit risk transfer securities during the six months ended June 30, 2016 compared to investments of $1.4 billion in mortgage-backed and credit risk transfer securities, $372.3 million in residential loans held-for-investment, and $73.0 million in commercial loans in the six months ended June 30, 2015. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $62.1 million during the six months ended June 30, 2016 compared to $33.6 million in the six months ended June 30, 2015.
Our financing activities used net cash of $642.6 million for the six month period ended June 30, 2016 compared to using $209.4 million in the six months ended June 30, 2015. We primarily used cash during the six months ended June 30, 2016, to make net repayments of repurchase agreements of $357.4 million (June 30, 2015: $447.8 million). We also used cash to pay dividends of $102.7 million (June 30, 2015: $123.5 million) and repurchase 2,063,451 shares of common stock for $25.0 million during the six months ended June 30, 2016.
As of June 30, 2016, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured advances from the FHLBI. As of June 30, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $563.5 million, respectively.
As of June 30, 2016, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements was 4.8% for Agency RMBS, 20.1% for non-Agency RMBS, 25.6% for GSE CRT and 18.9% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 25% to a high of 30% for GSE CRT, a low of 15% to a high of 25% for CMBS. Our effective cost of funds (non-GAAP measure) was 1.89% (June 30, 2015: 2.19%) for the six months ended June 30, 2016. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.2x as of June 30, 2016 (December 31, 2015: 6.3x). We have continued to maintain a relatively stable debt-to-equity ratio and repurchase agreement debt-to-equity ratio over the last six months.
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
During the six months ended June 30, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of June 30, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program with no expiration date.
In 2011, we implemented our DRSPP. Until June 30, 2016, we had registered and reserved for issuance 15,000,000 shares of our common stock under the DRSPP. During the six months ended June 30, 2016, we issued 3,201 shares of common stock (June 30, 2015: 7,756 shares) at an average price of $11.08 (June 30, 2015: $15.75) with total proceeds of approximately $35,000 (June 30, 2015: $122,000) under the DRSPP. No shares of common stock were issued under the waiver feature of the DRSPP.
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

Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” of our condensed consolidated financial statements for details of our reimbursements to our Manager.
Contractual Commitments
As of June 30, 2016, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	11,768,647	11,768,647	—	—	—
Secured loans	1,650,000	—	—	400,000	1,250,000
Unfunded investments in unconsolidated ventures	18,893	5,632	13,261	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Commercial loans	13,850	522	13,328	—	—
Total (1)	13,851,390	11,774,801	426,589	400,000	1,250,000

(1)
Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments. Refer to "Contractual Obligations" above for further details.

As of June 30, 2016, we have approximately $14.0 million, $40.0 million and $87.6 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $125.4 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of June 30, 2016, $106.5 million of our commitment has been called. We are committed to fund $18.9 million in additional capital to fund future investments and cover future expenses should they occur.
As of June 30, 2016, we have unfunded commitments on commercial loans of $13.9 million (December 31, 2015: $2.1 million).
Stockholders’ Equity
During the six months ended June 30, 2016, we issued 3,201 shares (2015: 7,756 shares) of common stock at an average price of $11.08 (2015: $15.75) under the DRSPP with total proceeds to us of approximately $35,000 (2015: $122,000).
Share-Based Compensation
We have currently reserved 1,000,000 shares of common stock for issuance to our independent directors and officers and employees of our Manger and its affiliates under the terms of our 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $85,000 (June 30, 2015: $85,000) and approximately $170,000 (June 30, 2015: $170,000) related to our non-executive directors for the three and six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, we issued 6,160 shares and 5,412 shares of stock, respectively, pursuant to the Incentive Plan to our non-executive directors. During the six months ended June 30, 2016 and 2015, we issued 13,908 shares and 10,744 shares of stock, respectively, pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $63,000 (June 30, 2015: $67,000) and $95,000 (June 30, 2015:$137,000) for the three and six months ended June 30, 2016 and 2015, respectively, related to awards to employees of our

Manager and its affiliates which is reimbursed by our Manager under the management agreement. At June 30, 2016 there was approximately $548,000 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20.6 months.
The following table summarizes the activity related to restricted stock awards to employees of our Manager and its affiliates for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	46,000	$14.40	40,814	$17.29
Shares granted during the period	—	—	21,099	$11.28
Shares forfeited during the period	—	—	—	—
Shares vested during the period	—	—	(15,913)	$(17.66)
Unvested at the end of the period	46,000	$14.40	46,000	$14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2016. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended June 30, 2016. Consequently, we believe we met the REIT income and asset test as of June 30, 2016. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of June 30, 2016. Therefore, as of June 30, 2016, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2016, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(15.44)%	(1.04)%
+0.50%	(0.67)%	(0.47)%
-0.50%	0.04%	(0.05)%
-1.00%	(14.89)%	(0.23)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at June 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2016, we were not involved in any such legal proceedings.

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
Our independent registered public accounting firm has advised us that it identified an issue related to an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
In May 2016, PricewaterhouseCoopers LLP (“PwC”) advised the Company that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by our Manager or certain other investment adviser affiliates of Invesco Ltd., our Manager's parent company. The Company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (the “SEC Staff”) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances that provides temporary relief for eighteen months from the date of the no-action letter issuance.
The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” For purposes of the Loan Rule, audit clients include the Company, all of the registered investment companies advised by affiliates of Invesco Ltd., as well as Invesco Ltd. and its other subsidiaries (collectively, the “Invesco Fund Complex”) for which PwC also serves as independent auditor. PwC informed the Company it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PwC’s independence under the Loan Rule with respect to those funds, as well as the Company and all other funds in the Invesco Fund Complex.
On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter appear to be substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Fund Complex, including the Company. The Company therefore believes that the Company can rely on the letter to continue to issue financial statements that are audited by PwC, and we intend to do so. The SEC Staff has indicated that the no-action relief will expire eighteen months from its issuance (i.e., on December 20, 2017). PwC has advised the Audit Committee that it is continuing to have discussions with the SEC Staff regarding permanent relief.
If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter or permanent relief regarding this matter is not granted by the SEC, the Company will need to take other action and incur additional costs in order for the Company’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the Company by another independent registered public accounting firm. In addition, under such circumstances the Company’s eligibility to issue securities under its existing registration statements on Form S-3 and Form S-8 may be impacted and certain financial reporting covenants with our counterparties may be impacted. A default under the Company’s financing agreements could have a material adverse effect on our business, results of operations, financial condition and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended June 30, 2016, the Company did not repurchase any shares of its common stock.

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

INVESCO MORTGAGE CAPITAL INC.

August 8, 2016	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

August 8, 2016	By:	/s/ Richard Lee Phegley, Jr.
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

