Form 10-Q
period 2016-09-30
Invesco Mortgage Capital Inc.
filed 2016-11-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 1, 2016, there were 111,588,883 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	September 30, 2016	December 31, 2015
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $15,493,599 and $15,553,934, respectively)	16,074,077	16,065,935
Commercial loans, held-for-investment	273,291	209,062
Cash and cash equivalents	47,282	53,199
Due from counterparties	241,161	110,009
Investment related receivable	44,944	154,594
Accrued interest receivable	49,390	50,779
Derivative assets, at fair value	505	8,659
Other assets	183,514	115,072
Total assets	16,914,164	16,767,309
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,060,502	12,126,048
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	396,420	394,573
Derivative liabilities, at fair value	382,321	238,148
Dividends and distributions payable	50,921	51,734
Investment related payable	17	167
Accrued interest payable	23,915	21,604
Collateral held payable	—	4,900
Accounts payable and accrued expenses	1,477	2,376
Due to affiliate	10,295	10,851
Total liabilities	14,575,868	14,500,401
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,588,883 and 113,619,471 shares issued and outstanding, respectively	1,116	1,136
Additional paid in capital	2,382,847	2,407,372
Accumulated other comprehensive income	585,563	318,624
Retained earnings (distributions in excess of earnings)	(943,771)	(771,313)
Total stockholders’ equity	2,310,971	2,241,035
Non-controlling interest	27,325	25,873
Total equity	2,338,296	2,266,908
Total liabilities and equity	16,914,164	16,767,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2016	2015	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	112,467	128,305	347,573	395,844
Residential loans (1)	—	28,380	—	88,001
Commercial loans	5,680	3,743	16,520	11,349
Total interest income	118,147	160,428	364,093	495,194
Interest Expense
Repurchase agreements	24,892	41,303	97,952	125,544
Secured loans	2,746	1,622	8,149	4,639
Exchangeable senior notes	5,620	5,620	16,847	16,840
Asset-backed securities (1)	—	20,686	—	64,913
Total interest expense	33,258	69,231	122,948	211,936
Net interest income	84,889	91,197	241,145	283,258
Reduction in provision for loan losses	—	81	—	213
Net interest income after reduction in provision for loan losses	84,889	91,278	241,145	283,471
Other Income (loss)
Gain (loss) on investments, net	(7,155)	(1,967)	5,860	11,019
Equity in earnings of unconsolidated ventures	729	1,894	1,992	9,131
Gain (loss) on derivative instruments, net	35,378	(220,602)	(293,528)	(287,344)
Realized and unrealized credit derivative income (loss), net	31,926	2,928	57,564	24,904
Other investment income (loss), net	(554)	739	(3,617)	1,518
Total other income (loss)	60,324	(217,008)	(231,729)	(240,772)
Expenses
Management fee – related party	6,719	10,058	25,292	28,816
General and administrative	1,836	2,507	5,769	6,186
Consolidated securitization trusts (1)	—	2,132	—	6,544
Total expenses	8,555	14,697	31,061	41,546
Net income (loss)	136,658	(140,427)	(21,645)	1,153
Net income (loss) attributable to non-controlling interest	1,723	(1,628)	(235)	(10)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	134,935	(138,799)	(21,410)	1,163
Dividends to preferred stockholders	5,716	5,716	17,148	17,148
Net income (loss) attributable to common stockholders	129,219	(144,515)	(38,558)	(15,985)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.16	(1.18)	(0.34)	(0.13)
Diluted	1.05	(1.18)	(0.34)	(0.13)
Dividends declared per common share	0.40	0.40	1.20	1.30

(1)
The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 include income and expenses of consolidated variable interest entities ("VIEs"). The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Net income (loss)	136,658	(140,427)	(21,645)	1,153
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	32,015	42,933	270,591	(30,611)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	389	(11,581)	(4,152)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(4,831)	15,724	11,331	51,182
Currency translation adjustments on investment in unconsolidated venture	(235)	(33)	(10)	(33)
Total other comprehensive income	26,949	59,013	270,331	16,386
Comprehensive income (loss)	163,607	(81,414)	248,686	17,539
Less: Comprehensive income (loss) attributable to non-controlling interest	(2,063)	942	(3,157)	(191)
Less: Dividends to preferred stockholders	(5,716)	(5,716)	(17,148)	(17,148)
Comprehensive income (loss) attributable to common stockholders	155,828	(86,188)	228,381	200
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2016
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
$ in thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	113,619,471	1,136	2,407,372	318,624	(771,313)	2,241,035	25,873	2,266,908
Net loss	—	—	—	—	—		—	—	(21,410)	(21,410)	(235)	(21,645)
Other comprehensive income	—	—	—	—	—	—	—	266,939	—	266,939	3,392	270,331
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	29,662	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(133,900)	(133,900)	—	(133,900)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(1,710)	(1,710)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Amortization of equity-based compensation	—	—	—	—	—	—	420	—		420	5	425
Balance at September 30, 2016	5,600,000	135,356	6,200,000	149,860	111,588,883	1,116	2,382,847	585,563	(943,771)	2,310,971	27,325	2,338,296
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2016	2015
Cash Flows from Operating Activities
Net income (loss)	(21,645)	1,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	85,522	90,900
Amortization of residential loans and asset-backed securities premiums (discount), net	—	(639)
Amortization of commercial loan origination fees	(219)	(51)
Reduction in provision for loan losses	—	(213)
Unrealized (gain) loss on derivative instruments, net	150,842	104,546
Unrealized (gain) loss on credit derivatives, net	(45,192)	(7,923)
(Gain) loss on investments, net	(5,860)	(11,019)
Realized (gain) loss on derivative instruments, net	62,222	44,394
Realized (gain) loss on credit derivatives, net	6,017	2,184
Equity in earnings of unconsolidated ventures	(1,992)	(9,131)
Amortization of equity-based compensation	425	422
Amortization of deferred securitization and financing costs	1,847	2,391
Amortization of net deferred losses on de-designated interest rate swaps	11,331	51,182
(Gain) loss on foreign currency transactions, net	6,080	619
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,260	(3,289)
Increase in operating liabilities	858	10,512
Net cash provided by operating activities	251,496	276,038
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(2,367,991)	(1,821,811)
Purchase of U.S. Treasury securities	(403,105)	—
Proceeds from sale of U.S. Treasury securities	524,478	—
(Contributions) distributions (from) to investment in unconsolidated ventures, net	7,632	15,174
Change in other assets	(73,875)	(12,875)
Principal payments from mortgage-backed and credit risk transfer securities	1,920,352	1,910,904
Proceeds from sale of mortgage-backed and credit risk transfer securities	659,959	290,561
Payments on sale of credit derivatives	(6,017)	(2,184)
Payment of premiums for interest rate swaptions	—	(1,485)
Payments for termination of futures, forwards, swaps and TBAs, net	(60,737)	(34,066)
Purchase of residential loans held-for-investment	—	(372,305)
Principal payments from residential loans held-for-investment	—	424,644
Principal payments from commercial loans held-for-investment	15,000	63,132
Origination and advances of commercial loans, net of origination fees	(85,033)	(104,965)
Net cash provided by investing activities	130,663	354,724
Cash Flows from Financing Activities
Proceeds from issuance of common stock	35	158
Repurchase of common stock	(25,000)	(49,999)
Cost of issuance of preferred stock	—	(36)
Due from counterparties	(138,959)	(118,562)
Change in collateral held payable	(4,900)	(14,890)
Proceeds from repurchase agreements	97,653,895	105,832,915
Principal repayments of repurchase agreements	(97,719,439)	(106,543,411)
Proceeds from asset-backed securities issued by securitization trusts	—	336,077
Principal repayments of asset-backed securities issued by securitization trusts	—	(400,207)
Proceeds from secured loans	125,000	2,100,000
Principal repayments on secured loans	(125,000)	(1,675,000)
Payments of deferred costs	(136)	—
Payments of dividends and distributions	(153,572)	(185,293)
Net cash used in financing activities	(388,076)	(718,248)
Net change in cash and cash equivalents	(5,917)	(87,486)
Cash and cash equivalents, beginning of period	53,199	164,144
Cash and cash equivalents, end of period	47,282	76,658
Supplement Disclosure of Cash Flow Information
Interest paid	116,401	162,906
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	259,010	(34,763)
Dividends and distributions declared not paid	50,921	54,067
Net change in investment related payable (receivable)	117,295	53,089
Change in due from counterparties	7,807	1,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. The Company conducts its business through IAS Operating Partnership LP (the “Operating Partnership”), a variable interest entity ("VIE"), as its sole general partner. As of September 30, 2016, the Company owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. The Company has one operating segment.
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
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
Refer to Note 16 - "Revision of Previously Issued Financial Statements" for additional details.
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
Fair Value Measurements
The Company reports its mortgage-backed and credit risk transfer securities and derivative assets and liabilities at fair value as determined by an independent pricing service. The Company generally obtains one price per instrument from its primary pricing service. If the primary pricing service cannot provide a price, the Company will seek a value from other pricing services.
The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed and credit risk transfer securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. In instances where sufficient market activity may not exist, the pricing service may utilize proprietary valuation models that may consider market transactions in comparable securities and the various relationship between securities in determining fair value and/or market characteristics to estimate relevant cash flows, which are then discounted to calculate the fair values. Observable inputs may include a combination of benchmark yields, executed trades, broker/dealer quotes, issuer spreads, bids, offers and benchmark securities to determine prices. In addition, the valuation models utilized by pricing services may consider additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. Both the Company and the pricing service continuously monitor market indicators and economic events to determine if any may have an impact on the valuations.
The pricing service values interest rate swaps and interest rate swaptions under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts.
The pricing service values U.S. Treasury futures, currency forward contracts and to-be-announced securities (“TBAs”) under the market approach through the use of quoted market prices available in an active market.
Overrides of prices from pricing services are rare in the current market environment for the assets the Company holds. Examples of instances that would cause an override include if the Company recently traded the same security or there is an indication of market activity that would cause the pricing service price to no longer be indicative of fair value. In the rare instance where a price is adjusted, the Company has a control process to monitor the reason for such adjustment.

To gain comfort that pricing service prices are representative of current market information, the Company compares the transaction prices of security purchases and sales to the valuation levels provided by the pricing services. Price differences exceeding pre-defined tolerance levels are identified and investigated and may be challenged. Trends are monitored over time and if there are indications that the valuations are not comparable to market activity, the pricing services are asked to provide detailed information regarding their methodology and inputs. Transparency tools are also available from the pricing services which help the Company understand data points and/or market inputs used for pricing securities.
The Company also reviews daily price movements for interest rate swaps, interest rate swaptions, U.S. Treasury futures, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on the Company’s findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
In addition, the Company performs due diligence procedures on all pricing services on at least an annual basis. A questionnaire is sent to pricing services which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each pricing service's office.
As described in Note 10 - "Fair Value of Financial Instruments," the Company evaluates the source used to fair value its assets and liabilities and makes a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security. Transfers between levels, if any, are determined by the Company at the end of the reporting period.
Mortgage-Backed and Credit Risk Transfer Securities
All of the Company’s mortgage-backed securities ("MBS") and GSE CRTs are reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
The Company records its purchases of MBS and GSE CRTs on the trade date. Although the Company generally intends to hold most of its MBS and GSE CRTs until maturity, the Company may sell any of its mortgage-backed and credit risk transfer securities as part of its overall management of its investment portfolio.
The Company has elected the fair value option for all of its MBS purchased on or after September 1, 2016. Prior to September 1, 2016, the Company had also elected the fair value option for its RMBS interest-only securities (“RMBS IOs”). RMBS IOs are hybrid financial instruments that contain embedded derivatives. Under the fair value option, changes in fair value are recognized in the Company’s consolidated statements of operations. In the Company's view, this election more appropriately reflects the results of the Company's operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments.
Except for RMBS IOs, MBS purchased prior to September 1, 2016 are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
The Company has elected the fair value option for GSE CRTs purchased on or after August 24, 2015. GSE CRTs are hybrid financial instruments that contain embedded derivatives. Coupon payments on the securities are based on LIBOR, and principal payments are based on prepayments, losses and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. The Company elected the fair value option for these securities due to the complexities associated with bifurcation of GSE CRTs into the debt host contract and embedded derivative. Under the fair value option, changes in fair value for GSE CRTs are recognized in the Company's consolidated statements of operations.
GSE CRTs purchased prior to August 24, 2015 are also reported at fair value but are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported in stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method.

Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in the Company’s consolidated statements of operations.
The Company’s interest income recognition policies for MBS and GSE CRTs is described below in the Interest Income Recognition section of this Note 2 to the Company’s consolidated financial statements.
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

Reverse Repurchase Agreements
Reverse repurchase agreements are treated as collateralized financing transactions. Cash paid to the borrower is recorded as other assets on the Company's consolidated balance sheets. Interest receivable on reverse repurchase agreements is recorded as accrued interest receivable. The Company reflects all proceeds and repayments of reverse repurchase agreement on a net basis in the Company's consolidated statement of cash flows. The Company monitors the market value of the underlying collateral to ensure it remains sufficient to protect the Company in the event of default by the counterparty. If the Company were to sell the underlying collateral, the Company would recognize its obligation to return the underlying collateral as due to counterparties on the Company's consolidated balance sheets.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the potential impacts of the new guidance on its consolidated financial statements.
Note 3 – Variable Interest Entities
The Company's maximum risk of loss in VIEs in which the Company is not the primary beneficiary at September 30, 2016 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	2,668,290	2,668,290
Non-Agency RMBS	2,109,115	2,109,115
Investments in unconsolidated ventures	32,763	32,763
Total	4,810,168	4,810,168
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize the Company’s MBS and GSE CRT portfolio by asset type as of September 30, 2016 and December 31, 2015.

September 30, 2016
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,453,364	153,698	3,607,062	30,890	3,637,952	3.13%	2.21%	1.86%
30 year fixed-rate	3,331,034	215,594	3,546,628	88,937	3,635,565	4.21%	2.72%	2.55%
ARM*	321,140	2,917	324,057	7,896	331,953	2.71%	2.62%	2.18%
Hybrid ARM	2,593,484	46,411	2,639,895	44,213	2,684,108	2.71%	2.55%	2.06%
Total Agency pass-through	9,699,022	418,620	10,117,642	171,936	10,289,578	3.38%	2.49%	2.17%
Agency-CMO(4)	1,611,750	(1,257,836)	353,914	10,122	364,036	2.22%	3.25%	2.42%
Non-Agency RMBS(5)(6)(7)	4,078,976	(2,065,395)	2,013,581	95,534	2,109,115	2.18%	5.06%	5.06%
GSE CRT(8)(9)	591,460	20,580	612,040	31,018	643,058	1.53%	0.83%	0.98%
CMBS(10)(11)	3,076,101	(559,789)	2,516,312	151,978	2,668,290	3.89%	4.33%	4.28%
Total	19,057,309	(3,443,820)	15,613,489	460,588	16,074,077	3.05%	3.07%	2.84%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of September 30, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of September 30, 2016 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 83.5% of principal/notional balance, 24.0% of amortized cost and 24.3% of fair value.

(5)	Non-Agency RMBS held by the Company is 46.8% fixed rate, 46.1% variable rate, and 7.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $261.7 million is non-accretable based on the Company's estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities which represent 44.0% of principal/notional balance, 1.5% of amortized cost and 1.4% of fair value.

(8)
The Company has elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 3.5% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities which represent 20.2% of principal/notional balance, 0.9% of amortized cost and 0.9% of fair value.

(11)	The Company has elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.

December 31, 2015
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,527,877	72,389	1,600,266	10,664	1,610,930	3.72%	2.47%	2.40%
30 year fixed-rate	3,796,091	249,285	4,045,376	18,581	4,063,957	4.24%	2.81%	2.85%
ARM	417,424	4,625	422,049	3,976	426,025	2.72%	2.58%	2.26%
Hybrid ARM	3,240,967	63,324	3,304,291	5,234	3,309,525	2.73%	2.56%	2.22%
Total Agency pass-through	8,982,359	389,623	9,371,982	38,455	9,410,437	3.54%	2.65%	2.53%
Agency-CMO(4)	1,774,621	(1,386,284)	388,337	482	388,819	2.23%	4.29%	3.42%
Non-Agency RMBS(5)(6)(7)	4,965,978	(2,363,799)	2,602,179	90,308	2,692,487	2.20%	5.11%	4.90%
GSE CRT(8)(9)	657,500	22,593	680,093	(21,865)	658,228	1.32%	0.72%	0.62%
CMBS(10)	3,429,655	(558,749)	2,870,906	45,058	2,915,964	3.95%	4.30%	4.35%
Total	19,810,113	(3,896,616)	15,913,497	152,438	16,065,935	3.08%	3.31%	3.16%

(1)	Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2015 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the Company's average of the amortized cost of the investments. All yields are annualized.

(4)
Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities ("Agency IO"), which represent 84.4% of principal (notional) balance, 27.5% of amortized cost and 27.6% of fair value.

(5)	Non-Agency RMBS held by the Company is 48.4% variable rate, 45.2% fixed rate, and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $281.6 million is non-accretable based on the Company's estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 42.1% of principal/notional balance, 1.3% of amortized cost and1.3% of fair value.

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
The following table summarizes the Company's non-Agency RMBS portfolio by asset type based on fair value as of September 30, 2016 and December 31, 2015.

$ in thousands	September 30, 2016	% of Non-Agency	December 31, 2015	% of Non-Agency
Prime	938,893	44.5%	1,081,428	40.2%
Alt-A	465,127	22.1%	544,306	20.2%
Re-REMIC	406,703	19.3%	663,853	24.7%
Subprime/reperforming	298,392	14.1%	402,900	14.9%
Total Non-Agency	2,109,115	100.0%	2,692,487	100.0%

The following table summarizes the credit enhancement provided to the Company's re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of September 30, 2016 and December 31, 2015.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2016	December 31, 2015
0% - 10%	15.9%	11.0%
10% - 20%	7.3%	5.6%
20% - 30%	13.5%	12.7%
30% - 40%	16.1%	20.8%
40% - 50%	28.5%	32.8%
50% - 60%	16.1%	13.3%
60% - 70%	2.6%	3.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by the Company by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by the Company. 32.6% of the Company's Re-REMIC holdings are not senior tranches.

The components of the carrying value of the Company’s MBS and GSE CRT portfolio at September 30, 2016 and December 31, 2015 are presented below.

$ in thousands	September 30, 2016	December 31, 2015
Principal balance	19,057,309	19,810,113
Unamortized premium	512,631	495,539
Unamortized discount	(3,956,451)	(4,392,155)
Gross unrealized gains	485,503	303,890
Gross unrealized losses	(24,915)	(151,452)
Fair value	16,074,077	16,065,935
The following table summarizes the Company’s MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2016 and December 31, 2015.

$ in thousands	September 30, 2016	December 31, 2015
Less than one year	238,817	427,678
Greater than one year and less than five years	10,957,834	6,237,547
Greater than or equal to five years	4,877,426	9,400,710
Total	16,074,077	16,065,935

The following tables present the estimated fair value and gross unrealized losses of the Company's MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.
September 30, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	785,124	(2,384)	36	69,916	(680)	14	855,040	(3,064)	50
30 year fixed-rate	36,352	(27)	5	891,280	(5,546)	37	927,632	(5,573)	42
ARM	—	—	—	1,360	(36)	1	1,360	(36)	1
Hybrid ARM	89,303	(217)	7	254	(4)	2	89,557	(221)	9
Total Agency pass-through	910,779	(2,628)	48	962,810	(6,266)	54	1,873,589	(8,894)	102
Agency-CMO (1)	24,918	(1,255)	15	26,085	(759)	4	51,003	(2,014)	19
Non-Agency RMBS	582,750	(7,881)	63	265,241	(3,824)	27	847,991	(11,705)	90
GSE CRT (2)	—	—	—	36,080	(947)	3	36,080	(947)	3
CMBS (3)	68,209	(318)	10	61,382	(1,037)	6	129,591	(1,355)	16
Total	1,586,656	(12,082)	136	1,351,598	(12,833)	94	2,938,254	(24,915)	230

(1)	Fair value includes unrealized losses on Agency IO of $1.7 million and unrealized losses on CMO of $346,000.

(2)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.

(3)	Amounts disclosed includes CMBS with a fair value of $10.7 million for which the fair value option has been elected. Such securities have unrealized losses of $36,000.
December 31, 2015

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	600,480	(8,081)	33	77,506	(1,482)	6	677,986	(9,563)	39
30 year fixed-rate	776,065	(14,827)	32	1,120,391	(39,497)	47	1,896,456	(54,324)	79
ARM	200,863	(501)	11	—	—	—	200,863	(501)	11
Hybrid ARM	1,913,872	(17,082)	111	—	—	—	1,913,872	(17,082)	111
Total Agency pass-through	3,491,280	(40,491)	187	1,197,897	(40,979)	53	4,689,177	(81,470)	240
Agency-CMO (1)	166,754	(3,296)	14	9,118	(6,934)	9	175,872	(10,230)	23
Non-Agency RMBS	872,575	(7,286)	66	316,010	(10,699)	20	1,188,585	(17,985)	86
GSE CRT (2)	340,116	(10,050)	16	120,877	(13,605)	7	460,993	(23,655)	23
CMBS	1,224,985	(17,328)	85	31,533	(784)	2	1,256,518	(18,112)	87
Total	6,095,710	(78,451)	368	1,675,435	(73,001)	91	7,771,145	(151,452)	459

(1)	Fair value includes unrealized losses on Agency IO of $8.3 million and unrealized losses on CMO of $1.9 million.

(2)
Fair value includes unrealized losses on both the debt host contract and the embedded derivative. Amounts disclosed includes GSE CRT with a fair value of $12.4 million for which the fair value option has been elected. Such securities have unrealized losses of $56,000.

Gross unrealized losses on the Company’s Agency RMBS and CMO were $8.9 million and $346,000, respectively, at September 30, 2016. Due to the inherent credit quality of Agency RMBS and CMO, the Company determined that at September 30, 2016, any unrealized losses on its Agency RMBS and CMO portfolio are not other than temporary.

Gross unrealized losses on the Company’s Agency IO, non-Agency RMBS, GSE CRT and CMBS were $15.7 million at September 30, 2016. The Company does not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in the Company’s assessment for other-than-temporary impairment on a quarterly basis.
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
The Company recorded $1.2 million and $8.4 million in other-than-temporary impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities during the three and nine months ended September 30, 2016, respectively. As the Company had previously elected the fair value option for RMBS interest-only securities, the OTTI was recorded as a reclassification from an unrealized to a realized loss within gain (loss) on investments, net on the consolidated statement of operations. The Company did not record any OTTI for the three and nine months ended September 30, 2015. As of September 30, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities.
The following table presents the changes in OTTI included in earnings for the three and nine months ended September 30, 2016 and 2015.

$ in thousands	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Cumulative credit loss at beginning of period	7,208	—	—	—
Additions:	—	—	—	—
Other-than-temporary impairments not previously recognized	1,038	—	8,364	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	118	—	—	—
Cumulative credit loss at end of period	8,364	—	8,364	—
The following table summarizes the changes in accumulated other comprehensive income (loss) related to the Company’s GSE CRT debt host contracts and available-for-sale MBS for the three and nine months ended September 30, 2016 and 2015.  The Company reclassifies unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when it sells investments.
The table excludes MBS and GSE CRT that are accounted for under the fair value option.

$ in thousands	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	404,794	298,251	177,799	376,336
Unrealized gain (loss) on MBS and GSE CRT	32,015	42,933	270,591	(30,611)
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	—	389	(11,581)	(4,152)
Balance at the end of period	436,809	341,573	436,809	341,573

The following table summarizes the components of the Company's total gain (loss) on investments, net for the three and nine months ended September 30, 2016 and 2015.

$ in thousands	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Gross realized gain on sale of investments	144	991	14,196	5,498
Gross realized loss on sale of investments	(1,449)	(1,404)	(3,920)	(1,370)
Other-than-temporary impairment losses	(1,156)	—	(8,364)	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,412)	(1,554)	2,530	6,891
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	1,181	—	1,418	—
Net unrealized gains and losses on U.S. Treasury securities accounted for as trading securities	(463)	—	—	—
Total gain (loss) on investments, net	(7,155)	(1,967)	5,860	11,019
The following table presents components of interest income recognized on the Company’s MBS and GSE CRT portfolio for the three and nine months ended September 30, 2016 and 2015. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	88,615	(31,773)	56,842
Non-Agency	22,775	3,509	26,284
GSE CRT	2,268	(765)	1,503
CMBS	29,872	(2,788)	27,084
Other	795	(41)	754
Total	144,325	(31,858)	112,467
For the three months ended September 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	93,366	(32,153)	61,213
Non-Agency	26,761	4,452	31,213
GSE CRT	1,663	(782)	881
CMBS	38,350	(3,342)	35,008
Other	(10)	—	(10)
Total	160,130	(31,825)	128,305

For the nine months ended September 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	258,826	(84,235)	174,591
Non-Agency	72,751	9,645	82,396
GSE CRT	6,601	(2,307)	4,294
CMBS	93,612	(8,567)	85,045
Other	1,305	(58)	1,247
Total	433,095	(85,522)	347,573
For the nine months ended September 30, 2015

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	282,132	(93,840)	188,292
Non-Agency	85,854	13,445	99,299
GSE CRT	4,849	(2,312)	2,537
CMBS	113,862	(8,193)	105,669
Other	47	—	47
Total	486,744	(90,900)	395,844
Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of September 30, 2016 and December 31, 2015 that were purchased or originated by the Company.
September 30, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	273,686	(395)	273,291	8.07%	1.86
Total	10	273,686	(395)	273,291	8.07%	1.86
December 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	6	210,769	(1,707)	209,062	7.97%	1.75
Total	6	210,769	(1,707)	209,062	7.97%	1.75

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of September 30, 2016 and December 31, 2015.

Note 6 – Other Assets
The following table summarizes the Company's other assets as of September 30, 2016 and December 31, 2015.

$ in thousands	September 30, 2016	December 31, 2015
Reverse repurchase agreement	75,000	—
FHLBI stock	74,250	75,375
Investments in unconsolidated ventures	32,763	38,413
Prepaid expenses	1,501	1,284
Total	183,514	115,072
The Company entered in a short-term reverse repurchase agreement in September 2016 with a fixed rate of 0.90% and received U.S. Treasury securities as collateral under the agreement. The reverse repurchase agreement is treated as a collateralized financing transaction and carried at its contractual amount, including accrued interest. The Company did not sell or repledge the collateral received.
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

Note 7 – Borrowings
The Company has financed the majority of its investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of the Company’s borrowings at September 30, 2016 and December 31, 2015.

$ in thousands	September 30, 2016
			Weighted
		Weighted	Average	MBS and
		Average	Remaining	GSE CRTs
	Amount	Interest	Maturity	Pledged as
	Outstanding	Rate	(days)	Collateral (1)
Repurchase Agreements:
Agency RMBS	9,002,003	0.70%	15	9,495,729
Non-Agency RMBS	1,626,907	1.91%	34	2,017,629
GSE CRT	434,128	2.11%	26	588,017
CMBS	997,464	1.70%	18	1,242,964
Total Repurchase Agreements	12,060,502	1.07%	18	13,344,339
Secured Loans	1,650,000	0.63%	2,774	1,979,412
Exchangeable Senior Notes (2)	400,000	5.00%	531	—
Total Borrowings	14,110,502	1.07%	355	15,323,751

$ in thousands	December 31, 2015
			Weighted
		Weighted	Average	MBS and
		Average	Remaining	GSE CRTs
	Amount	Interest	Maturity	Pledged as
	Outstanding	Rate	(days)	Collateral(1)
Repurchase Agreements:
Agency RMBS	8,389,643	0.65%	24	8,827,976
Non-Agency RMBS	2,077,240	1.68%	32	2,563,877
GSE CRT	488,275	1.91%	19	640,828
CMBS	1,170,890	1.49%	23	1,427,607
Total Repurchase Agreements	12,126,048	0.96%	25	13,460,288
Secured Loans	1,650,000	0.55%	2,937	1,949,699
Exchangeable Senior Notes (2)	400,000	5.00%	805	—
Total Borrowings	14,176,048	1.02%	386	15,409,987

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies." As of September 30, 2016, the Company also pledged Agency RMBS with a fair value of $169.8 million (December 31, 2015: $143.9 million) as collateral against its interest rate swaps. See Note 8 - "Derivative and Hedging Activities" for additional information.

(2)
The carrying value of exchangeable senior notes is $396.4 million and $394.6 million as of September 30, 2016 and December 31, 2015, respectively. The carrying value is net of debt issuance costs of $3.6 million and $5.4 million as of September 30, 2016 and December 31, 2015, respectively.

The following table shows the aggregate amount of maturities of the Company's outstanding borrowings:

$ in thousands	As of September 30,
2017	12,060,502
2018	400,000
2019	—
2020	300,000
2021	100,000
Thereafter	1,250,000
Total	14,110,502

The following tables summarize certain characteristics of the Company’s repurchase agreements and secured loans at September 30, 2016 and December 31, 2015.

September 30, 2016
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRTs Collateral Pledged (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,525,553	11.1%	1,585,305
ING Financial Market LLC	1,282,856	9.4%	1,357,344
Royal Bank of Canada	1,141,588	8.3%	1,346,702
South Street Securities LLC	808,445	5.9%	846,859
Mitsubishi UFJ Securities (USA), Inc.	751,338	5.5%	791,305
Industrial and Commercial Bank of China Financial Services LLC	687,602	5.0%	723,710
Pierpont Securities LLC	677,562	4.9%	710,636
JP Morgan Securities Inc.	506,780	3.7%	587,973
Scotia Capital	504,986	3.7%	524,343
Goldman, Sachs & Co.	503,471	3.7%	642,598
KGS-Alpha Capital Markets, L.P.	477,243	3.5%	503,042
Citigroup Global Markets Inc.	443,440	3.2%	556,574
E D & F Man Capital Markets Inc	405,297	3.0%	427,750
BNP Paribas Securities Corp.	389,923	2.8%	429,201
Guggenheim Liquidity Services, LLC	374,773	2.7%	394,749
Wells Fargo Securities, LLC	366,147	2.7%	437,727
Societe Generale	332,727	2.4%	436,285
Natixis, New York Branch	276,918	2.0%	299,093
All other counterparties (2)	603,853	4.5%	743,143
Total Repurchase Agreement Counterparties	12,060,502	88.0%	13,344,339
Secured Loans Counterparty:
FHLBI	1,650,000	12.0%	1,979,412
Total	13,710,502	100.0%	15,323,751

(1)	Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2015
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRTs Collateral Pledged (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,566,747	11.4%	1,611,020
Royal Bank of Canada	1,148,480	8.3%	1,383,839
ING Financial Market LLC	1,050,548	7.6%	1,112,102
South Street Securities LLC	799,783	5.8%	838,600
Pierpont Securities LLC	786,623	5.7%	814,804
Industrial and Commercial Bank of China Financial Services LLC	695,933	5.1%	730,941
Mitsubishi UFJ Securities (USA), Inc.	627,383	4.6%	657,201
JP Morgan Securities Inc.	622,665	4.5%	728,502
Citigroup Global Markets Inc.	585,632	4.3%	725,882
Scotia Capital	576,137	4.2%	598,343
BNP Paribas Securities Corp.	474,053	3.4%	530,584
Wells Fargo Securities, LLC	463,673	3.4%	551,667
Goldman, Sachs & Co.	428,799	3.1%	552,549
KGS-Alpha Capital Markets, L.P.	380,286	2.8%	400,758
Banc of America Securities LLC	380,520	2.8%	442,801
Morgan Stanley & Co. Incorporated	273,124	2.0%	320,484
Guggenheim Liquidity Services, LLC	265,709	1.9%	279,345
All other counterparties (2)	999,953	7.1%	1,180,866
Total Repurchase Agreement Counterparties:	12,126,048	88.0%	13,460,288
Secured Loans Counterparty:
FHLBI	1,650,000	12.0%	1,949,699
Total	13,776,048	100.0%	15,409,987

(1)	Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amounts outstanding with nine counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. Collateral posted with the Company's repurchase agreement counterparties is segregated in the Company's books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by the Company, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value as determined by a pricing service agreed to by the Company and the respective lender. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was in compliance with these covenants at September 30, 2016.
The Company's repurchase agreement collateral ratio (Company MBS and GSE CRTs Held as Collateral/Amount Outstanding) was 111% as of September 30, 2016 ( December 31, 2015: 111%).

The Company was not required to post cash collateral with its repurchase agreement counterparties at September 30, 2016 (December 31, 2015: posted $710,000). Cash margin posted by the Company is classified as due from counterparties.

Secured Loans
The Company's wholly-owned captive insurance subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC may borrow funds from the FHLBI in the form of secured advances.
As of September 30, 2016, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. These secured advances have floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2016, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 7.60 years.
The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members for a period of five years following the effective date of the FHFA Rule. New advances or renewals that mature beyond the five year period are prohibited. As permitted by the FHFA Rule, the FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to the effective date of the final FHFA Rule and extend beyond the five year period. The Company does not expect there to be any impact to its existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to the Company's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules. Collateral posted with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with the Company’s other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. A reduction in the value of pledged assets would require IAS Services LLC to provide additional collateral.
As of September 30, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $554.1 million, respectively as determined by an independent third party pricing service as described in Note 2 - “Summary of Significant Accounting Policies - Fair Value” of the Company’s financial statements.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Note 8 – Derivatives and Hedging Activities
The following table presents information with respect to the Company's derivative instruments:

$ in thousands	Notional Amount as of January 1, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2016
Interest Rate Swaps	11,450,000	—	(4,950,000)	6,500,000
Interest Rate Swaptions	300,000	—	(300,000)	—
Currency Forward Contracts	76,324	231,205	(240,256)	67,273
Credit Derivatives	645,000	—	(74,110)	570,890
Total	12,471,324	231,205	(5,564,366)	7,138,163
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
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI prior to the Company discontinuing cash flow hedge accounting for its interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. The Company reclassified $4.8 million as a decrease (September 30, 2015: $15.7 million as an increase) and $11.3 million (September 30, 2015: $51.2 million) as an increase to interest expense for the three and nine months ended September 30, 2016, respectively. During the next 12 months, the Company estimates that $25.3 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2016, $159.5 million (December 31, 2015: $148.3 million) of unrealized gain/(loss) on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.
As of September 30, 2016, the Company had the following interest rate swaps outstanding:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
ING Capital Markets LLC	350,000	2/24/2018	0.95%
UBS AG	500,000	5/24/2018	1.10%
ING Capital Markets LLC	400,000	6/5/2018	0.87%
CME Central Clearing	300,000	2/5/2021	2.50%
CME Central Clearing	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
CME Central Clearing	500,000	5/24/2021	2.25%
Citibank, N.A.	200,000	5/25/2021	2.83%
CME Central Clearing	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	550,000	2/24/2022	2.45%
CME Central Clearing	1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc	500,000	8/15/2023	1.98%
CME Central Clearing	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	500,000	12/15/2023	2.20%
CME Central Clearing	100,000	4/2/2025	2.04%
Total	6,500,000		2.14%
At September 30, 2016, the Company’s counterparties held $241.2 million in cash margin deposits and approximately $169.8 million in Agency RMBS as collateral against its interest rate swaps. Cash margin posted by the Company is classified as due from counterparties, and cash margin posted by counterparties that are restricted in use, if any, is classified as restricted cash. As of September 30, 2016 and December 31, 2015, the Company did not have any restricted cash. The Agency RMBS collateral posted by the Company is included in total mortgage-backed and credit risk transfer securities on the Company’s condensed consolidated balance sheets. Cash collateral that is not restricted for use by the Company is included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on the condensed consolidated balance sheets. Non-cash collateral posted by counterparties to the Company would be recognized if any counterparty defaults or if the Company sold the pledged collateral. As of September 30, 2016 and December 31, 2015, the Company did not recognize any non-cash collateral held as collateral.

Interest Rate Swaptions
The Company has purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of the Company’s investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide the Company the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in the Company’s condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in the Company’s condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If the Company sells or exercises an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid. As of September 30, 2016, the Company has no outstanding interest rate swaptions.
TBAs, Futures and Currency Forward Contracts
The Company purchases or sells certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Company's portfolio. Realized and unrealized gains and losses associated with the purchase or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. As of September 30, 2016, the Company has no outstanding TBAs and futures contracts.
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
Credit Derivatives
The Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. At September 30, 2016 and December 31, 2015, terms of the GSE CRT embedded derivatives are:

$ in thousand	September 30, 2016	December 31, 2015
Fair value amount	19,470	(25,722)
Notional amount	570,890	645,000
Maximum potential amount of future undiscounted payments	570,890	645,000
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2016	As of December 31, 2015		As of September 30, 2016	As of December 31, 2015
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swap Asset	—	6,795	Interest Rate Swap Liability	382,237	238,045
Currency Forward Contracts	505	1,864	Currency Forward Contracts	84	103

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Three months ended September 30, 2016	Three months ended September 30, 2015
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	(96)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	25,963	(3,848)
Total		25,963	(3,944)

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Nine months ended September 30, 2016	Nine months ended September 30, 2015
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	648
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	39,175	7,275
Total		39,175	7,923
The following table summarizes the effect of interest rate swaps, swaption contracts, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

$ in thousands	Three months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(5,090)	(26,388)	65,396	33,918
Currency Forward Contracts	6,437	—	(4,977)	1,460
Total	1,347	(26,388)	60,419	35,378

$ in thousands	Nine months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(80,464)	(150,986)	(300,540)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	8,353	—	(1,341)	7,012
Total	(62,222)	(80,464)	(150,842)	(293,528)

$ in thousands	Three months ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(46,785)	(173,817)	(220,602)
Interest Rate Swaptions	(2,590)	—	2,590	—
Currency Forward Contracts	(489)	—	489	—
Total	(3,079)	(46,785)	(170,738)	(220,602)

$ in thousands	Nine months ended September 30, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(138,404)	(113,151)	(283,436)
Interest Rate Swaptions	(10,328)	—	8,594	(1,734)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,050	—	(457)	593
Total	(44,394)	(138,404)	(104,546)	(287,344)
Credit-risk-related Contingent Features
The Company has agreements with each of its bilateral derivative counterparties. Some of those agreements contain a provision whereby if the Company defaults on any of its indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.
At September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $153.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $169.8 million of Agency RMBS and $241.2 million of cash as of September 30, 2016. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.
In addition, as of September 30, 2016, the Company has an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $245.5 million.
The Company was in compliance with all of the financial provisions of these counterparty agreements as of September 30, 2016.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on the Company’s condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

Offsetting of Derivative Assets
As of September 30, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (5)	505	—	505	(84)	—	421
Reverse Repurchase Agreement (2)	75,000	—	75,000	(74,791)	—	209
Total	75,505	—	75,505	(74,875)	—	630
Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (3)	Cash Collateral Posted	Net Amount
Derivatives (5)	382,321	—	382,321	(151,820)	(230,501)	—
Repurchase Agreements (4)	12,060,502	—	12,060,502	(12,060,502)	—	—
Secured Loans (6)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	14,092,823	—	14,092,823	(13,862,322)	(230,501)	—
Offsetting of Derivative Assets
As of December 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (5)	8,659	—	8,659	(4,142)	(4,517)	—
Total	8,659	—	8,659	(4,142)	(4,517)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2015

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (3)	Cash Collateral Posted	Net Amount
Derivatives (5)	238,148	—	238,148	(117,240)	(109,299)	11,609
Repurchase Agreements (4)	12,126,048	—	12,126,048	(12,126,048)	—	—
Secured Loans (6)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	14,014,196	—	14,014,196	(13,893,288)	(109,299)	11,609

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	The Company received U.S. Treasury securities with a fair value of $74.8 million as collateral under a reverse repurchase agreement as of September 30, 2016.

(3)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(4)	The fair value of securities pledged against the Company's borrowing under repurchase agreements was $13.3 billion and $13.5 billion at September 30, 2016 and December 31, 2015, respectively.

(5)
No cash collateral was posted by the Company's derivative counterparties at September 30, 2016 (December 31, 2015: $4.9 million). Cash collateral posted by the Company on its derivatives was $241.2 million and $109.3 million at September 30, 2016 and December 31, 2015, respectively.

(6)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $2.0 billion and $1.9 billion at September 30, 2016 and December 31, 2015, respectively.
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

	September 30, 2016
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,054,607	19,470	16,074,077
Derivative assets	—	505	—	505
Total assets	—	16,055,112	19,470	16,074,582
Liabilities:
Derivative liabilities	—	382,321	—	382,321
Total liabilities	—	382,321	—	382,321

	December 31, 2015
	Fair Value Measurements Using:
				Total at
$ in thousands	Level 1	Level 2	Level 3	Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,091,657	(25,722)	16,065,935
Derivative assets	—	8,659	—	8,659
Total assets	—	16,100,316	(25,722)	16,074,594
Liabilities:
Derivative liabilities	—	238,148	—	238,148
Total liabilities	—	238,148	—	238,148

(1)	For more detail about the fair value of the Company's MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
The Company's GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of September 30, 2016, the net embedded derivative asset position of $19.5 million includes $22.7 million of embedded derivatives in an asset position and $3.3 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $25.7 million includes $1.0 million of embedded derivatives in an asset position and $26.7 million of embedded derivatives in a liability position.

The following table shows a reconciliation of the beginning and ending fair value measurements of the Company's GSE CRT embedded derivatives, which the Company has valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Beginning balance	(6,493)	(10,372)	(25,722)	(21,495)
Sales and settlements	—	(284)	6,017	2,184
Total net gains / (losses) included in net income:	—	—	—	—
Realized gains/(losses), net	—	284	(6,017)	(2,184)
Unrealized gains/(losses), net	25,963	(3,848)	45,192	7,275
Ending balance	19,470	(14,220)	19,470	(14,220)

The following table summarizes significant unobservable inputs used in the fair value measurement of the Company's GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	19,470	Market Comparables, Vendor Pricing	Weighted average life	2.7 - 8.1	5.9

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2015	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(25,722)	Market Comparables	Prepayment Rate	5.72% - 14.37%	7.83%
		Vendor Pricing	Default Rate	0.10% - 0.35%	0.16%
These significant unobservable inputs change according to market conditions and security performance. The Company estimates the weighted average life of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Prior to the third quarter of 2016, the Company used prepayment and default rates to estimate the weighted average life. During the third quarter of 2016, the Company utilized weighted average life estimates obtained from a third party provider. Although weighted average life is a significant input, changes in weighted average life may not have an explicit directional impact on the fair value measurement.
The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	273,291	273,920	209,062	209,790
Other assets	183,514	183,514	115,072	115,072
Total	456,805	457,434	324,134	324,862
Financial Liabilities
Repurchase agreements	12,060,502	12,060,505	12,126,048	12,133,252
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	396,420	400,000	394,573	376,500
Total	14,106,922	14,110,505	14,170,621	14,159,752
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

•
The estimated fair value of FHLBI stock, included in "Other assets," is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at cost. As a result, the cost of the FHLBI stock approximates its fair value. At September 30, 2016 and December 31, 2015, the fair value of FHLBI stock is $74.3 million and $75.4 million, respectively.

•
The estimated fair value of investments in unconsolidated ventures, included in "Other assets," is a Level 3 fair value measurement. The fair value measurement is based on the net asset value per share of the Company's investments. At September 30, 2016 and December 31, 2015, the fair value of investments in unconsolidated ventures is $32.8 million and $38.4 million, respectively.

•
The estimated fair value of the Company's reverse repurchase agreement, included in "Other assets," is a Level 2 fair value measurement. The reverse repurchase agreement has a fixed rate for a short term. Accordingly, the interest rate on the repurchase agreement is at market, and thus the carrying amount of $75.0 million at September 30, 2016 approximates fair value. The Company did not hold any reverse repurchase agreements as of December 31, 2015.

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
Note 11 – Related Party Transactions
The Company has invested $46.9 million and $47.4 million as of September 30, 2016 and December 31, 2015, respectively, in money market or mutual funds managed by affiliates of the Company’s Manager. The investments are reported as cash and cash equivalents on the Company’s condensed consolidated balance sheets.
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
For the three months ended September 30, 2016, the Company incurred management fees of $6.7 million (September 30, 2015: $10.1 million). For the nine months ended September 30, 2016, the Company incurred management fees of $25.3 million (September 30, 2015: $28.8 million). The Company recorded a cumulative one-time adjustment of $2.3 million during the three months ended September 30, 2016 related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Refer to Note 16 – “Revision of Previously Issued Financial Statements” for further information. As of September 30, 2016, the Company owes the Manager $9.0 million for management fees.

Expense Reimbursement
The Company is required to reimburse its Manager for Company operating expenses incurred on its behalf by the Manager, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. The Company’s reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs originally paid by the Manager, incurred on behalf of the Company for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Incurred costs, prepaid or expensed	2,652	2,690	5,827	5,039
Incurred costs, capitalized to other assets	—	—	50	—
Total incurred costs, originally paid by the Manager	2,652	2,690	5,877	5,039
The Company also pays the Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three months ended September 30, 2016, the Company did not incur any costs related to such transactions. For the nine months ended September 30, 2016, the Company incurred $692,000 (September 30, 2015: $0) of costs related to such transactions. As of September 30, 2016, the Company owed the Manager $2,000 for such costs.
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
Common Stock
During the nine months ended September 30, 2016, the Company issued 3,201 shares of common stock at an average price of $11.08 under its dividend reinvestment and stock purchase plan (the "DRSPP"). The Company received total proceeds of approximately $35,000. Effective April 1, 2016, the Company terminated its DRSPP and replaced the DRSPP program with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of its transfer agent.

Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at September 30, 2016 and December 31, 2015, respectively. The table excludes MBS and GSE CRTs that are accounted for under the fair value option.

$ in thousands	September 30, 2016	December 31, 2015
Unrealized gain/(loss) on mortgage-backed and credit risk transfer securities, net	426,142	170,383
Unrealized gain/(loss) on discontinued cash flow hedges, net	159,463	148,273
Currency translation adjustments on investment in unconsolidated venture	(42)	(32)
Accumulated other comprehensive income	585,563	318,624
Effective December 31, 2013, the Company voluntarily discontinued cash flow hedge accounting for its interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI prior to the Company discontinuing cash flow hedge accounting for its interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
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
Share Repurchase Program
In February 2016, the Company's board of directors authorized an additional share repurchase of up to 15,000,000 of its common shares with no expiration date. During the nine months ended September 30, 2016, the Company repurchased and concurrently retired 2,063,451 shares of its common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of September 30, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
The Company has currently reserved 1,000,000 shares of common stock for issuance to its non-executive directors and officers and employees of the Manger and its affiliates under the terms of its 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
The Company recognized compensation expense of approximately $85,000 (September 30, 2015: $85,000) and approximately $255,000 (September 30, 2015: $255,000) related to the Company's non-executive directors for the three and nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, the Company issued 5,448 shares and 6,152 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. During the nine months ended September 30, 2016 and 2015, the Company issued 19,356 shares and 16,896 shares of stock, respectively, pursuant to the Incentive Plan to the Company’s non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
The Company recognized compensation expense of approximately $75,000 (September 30, 2015: $31,000) and $170,000 (September 30, 2015: $168,000) for the three and nine months ended September 30, 2016 and 2015, respectively, related to awards to employees of the Manager and its affiliates which is reimbursed by the Manager under the management agreement. At September 30, 2016 there was approximately $542,000 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 17.52 months.

The following table summarizes the activity related to restricted stock units to employees of the Manager and its affiliates for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	46,000	$14.40	40,814	17.29
Shares granted during the period	—	—	21,099	11.28
Shares forfeited during the period	—	—	—	—
Shares vested during the period	—	—	(15,913)	(17.66)
Unvested at the end of the period	46,000	$14.40	46,000	14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
Dividends
On September 14, 2016, the Company declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on October 26, 2016 to stockholders of record as of the close of business on September 27, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 25, 2016 to stockholders of record as of the close of business on October 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 27, 2016 to stockholders of record as of the close of business on December 5, 2016.
Note 13 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2016 and 2015 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and share amounts in thousands	2016	2015	2016	2015
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	129,219	(144,515)	(38,558)	(15,985)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	5,620	—	—	—
Income (loss) allocated to non-controlling interest	1,723	(1,628)	(235)	(10)
Dilutive net income (loss) available to stockholders	136,562	(146,143)	(38,793)	(15,995)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,587	122,047	112,101	122,763
Effect of dilutive securities:
Restricted stock awards	46	—	—	—
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	16,835	—	—	—
Dilutive Shares	129,893	123,472	113,526	124,188
The following potential common shares were excluded from diluted earnings per common share for the nine months ended September 30, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 44,785 for restricted stock awards, respectively. The following potential common shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2015 as the effective would be anti-dilutive: 16,835,720 for the exchangeable senior notes, respectively, and 40,810 and 41,404 for restricted stock awards, respectively.
Note 14 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate Operating Partnership Units in the Company's Operating Partnership held by a wholly-owned Invesco subsidiary. Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the holders of common stock. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest and 1.2% interest in the Operating Partnership, respectively.
The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Net income (loss) allocated	1,723	(1,628)	(235)	(10)
Distributions paid	570	570	1,710	1,853
As of September 30, 2016 and December 31, 2015, distributions payable to the non-controlling interest were approximately $570,000 and $570,000, respectively.
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. The Company's material off balance sheet commitments as of September 30, 2016 are discussed below.
As discussed in Note 6 - "Other Assets", the Company has invested in unconsolidated ventures that are sponsored by an affiliate of the Company’s Manager. The unconsolidated ventures are structured as partnerships, and the Company invests in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2016 and December 31, 2015, the Company’s undrawn capital and purchase commitments were $16.3 million and $21.1 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, the Company purchases and originates commercial loans. As of September 30, 2016 and December 31, 2015, the Company has unfunded commitments on commercial loans held-for-investment of $11.8 million and $2.1 million, respectively.
The Company has entered into agreements with financial institutions to guarantee certain obligations of its subsidiaries.  The Company would be required to perform under these guarantees in the event of certain defaults. The Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Note 16 – Revision of Previously Issued Financial Statements
During the second quarter of 2016, the Company corrected errors in its accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Premiums and discounts are amortized and recorded as interest income in the Company's financial statements based on estimated future cash flows. The Company determined that the future cash flow assumptions used to develop its estimated premium amortization and discount accretion did not support its reported interest income. The Company revised its future cash flow estimates and also corrected its financial statements to account for the difference between actual and expected future cash flows as an adjustment to the amortized cost of the security and a prospective adjustment to the security's yield. The Company concluded that the errors are immaterial to each of the annual and interim consolidated financial statements which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and its interim report on Form 10-Q for the quarter ended March 31, 2016.  The Company has revised its consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015 presented in this Report on Form 10-Q and will revise its previously issued financial statements to correct these errors when the financial statements are presented in future periodic filings.
The following changes have been made to the Company's Consolidated Balance Sheet as of December 31, 2015:

$ in thousands	December 31, 2015
	As Reported	Adjustment	As Revised
Accumulated other comprehensive income	303,110	15,514	318,624
Retained earnings (distributions in excess of earnings)	(755,799)	(15,514)	(771,313)
The following changes have been made to the Company's Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015:

$ in thousands	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	129,260	(955)	128,305
Other Income
Gain (loss) on investments, net	(2,958)	991	(1,967)
Net income	(140,463)	36	(140,427)
Net income attributable to non-controlling interest	(1,629)	1	(1,628)
Net income attributable to Invesco Mortgage Capital Inc.	(138,834)	35	(138,799)
Net income attributable to common stockholders	(144,550)	35	(144,515)
Earnings per share:
Net income attributable to common stockholders
Basic	(1.18)	—	(1.18)
Diluted	(1.18)	—	(1.18)

$ in thousands	Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	390,623	5,221	395,844
Other Income (loss)
Gain (loss) on investments, net	10,090	929	11,019
Net income	(4,997)	6,150	1,153
Net income attributable to non-controlling interest	(80)	70	(10)
Net income attributable to Invesco Mortgage Capital Inc.	(4,917)	6,080	1,163
Net income attributable to common stockholders	(22,065)	6,080	(15,985)
Earnings per share:
Net income attributable to common stockholders
Basic	(0.18)	0.05	(0.13)
Diluted	(0.18)	0.05	(0.13)

The following changes have been made to the Company's Unaudited Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015:

$ in thousands	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Net income (loss)	(140,463)	36	(140,427)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	41,978	955	42,933
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	1,380	(991)	389
Total other comprehensive income (loss)	59,049	(36)	59,013

$ in thousands	Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Net income (loss)	(4,997)	6,150	1,153
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(25,390)	(5,221)	(30,611)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(3,223)	(929)	(4,152)
Total other comprehensive income (loss)	22,536	(6,150)	16,386
The following changes have been made to the Company's Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2015:

$ in thousands	Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Net income	(4,997)	6,150	1,153
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	96,121	(5,221)	90,900
(Gain) loss on investments, net	(10,090)	(929)	(11,019)
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	(28,613)	(6,150)	(34,763)
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
Capital Activities
On September 14, 2016, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on October 26, 2016 to stockholders of record as of the close of business on September 27, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 25, 2016 to stockholders of record as of the close of business on October 1, 2016; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 27, 2016 to stockholders of record as of the close of business on December 5, 2016.
During the nine months ended September 30, 2016, we repurchased 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on the level of our net interest income and the market value of our assets. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our target assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The market value of our assets can be impacted by credit spread premiums (yield advantage over U.S. Treasury notes) and the supply of, and demand for, target assets in which we invest.
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, governmental policy initiatives, residential and commercial real estate prices, credit availability, personal income, corporate earnings, employment conditions, financial conditions and inflation. Global financial markets witnessed relatively low volatility in the third quarter of 2016 following the tumult caused by the U.K. referendum on European Union membership ("Brexit") near the end of the second quarter. U.S. equity markets ended higher as the quarterly return on the S&P 500 index was 3.85% and most global markets finished positive as well. Stock market volatility declined as evidenced by the CBOE SPX Volatility Index ("VIX") dropping approximately 2 points to 13.3. Financial conditions were relatively steady for most of the quarter though energy prices declined materially during the month of July before recovering to end nearly unchanged. Low equity price and interest rate volatility served as a support for credit spreads, which generally improved during the quarter. The Federal Reserve made it clear to markets as the quarter progressed that an increase in the Federal Funds Target Rate was possible at the September Federal Open Market Committee meetings, but subsequently kept rates unchanged while indicating the case for a rate increase has strengthened. U.S. Treasury bond yields ended the quarter higher as markets perceived the Federal Reserve is moving ever closer to the first rate increase in 2016. As we enter the fourth quarter, investor concerns include: central bank actions and their impact on the economy, the U.S. elections, regulations related to risk retention and higher global capital requirements for financial institutions, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.
The consensus of economists’ forecast for U.S. domestic economic activity stands at 1.5% for 2016. At the beginning of the year, economists expected real GDP growth of 2.5% for 2016. The consensus for the 2016 core personal consumption expenditures deflator of 1.7% has not changed since the end of the second quarter, while the expectation for 2017 stands at 1.8%, still shy of the 2% target communicated by the U.S. Federal Reserve. Economists have over-estimated core inflation in each of the past three years. Monthly increases in payroll employment rose to 192,000 jobs per month for the third quarter of

2016, slightly below the average of 204,000 over the last twelve months. The consensus of economists expects monthly payrolls to increase by 180,000 jobs per month in 2016. Looking forward, the improving labor market coupled with low interest rates and energy prices should be supportive of U.S. consumer spending. Countering that positive influence on the economy are weak capital investment and sluggish wage and consumer debt growth relative to previous economic expansions. The index of U.S. dollar exchange rates relative to a basket of major world currencies weakened slightly in the third quarter and remains lower year to date. In summary, it appears likely that the U.S. will continue to experience modest economic growth, accompanied by core inflation that is below the Federal Reserve’s policy objective of 2%.
Longer term U.S. interest rates are near the low end of the past three years' range, while shorter term rates are near the high end. During the third quarter the ten year Treasury note yield rose 12 basis points and the two year note yield rose 18 basis points. Three month LIBOR rates rose by 20 basis points in the quarter as impending money market reform drove down demand for prime money funds. We expect U.S interest rates will remain relatively low, as the Federal Reserve stays cautious, and quantitative easing by the European Central Bank and Bank of Japan continues. Broadly, this remains a welcome environment for MBS investors. Further, continued tight residential mortgage loan underwriting standards restrict the ability of many homeowners to refinance, which reduces prepayment risk and is beneficial for MBS investors. We believe global uncertainty and low or even negative interest rates abroad will support demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee. Further, the Federal Reserve is likely to continue re-investing prepayments on their MBS portfolio for another year, as they have signaled the intent to continue until well into the rate normalization process.
Fixed rate MBS broadly outperformed equal duration U.S. Treasury notes and interest rate swaps in the quarter. Five year and two year interest rate swaps widened relative to Treasuries whereas ten year swap spreads tightened. Prepayment rates have increased but remain relatively benign despite the large drop in interest rates that occurred in the first half of the year. Non-agency CMBS, RMBS, and GSE CRT securities outperformed Treasuries in the third quarter as narrowing of credit spreads boosted returns. Repurchase agreement financing rates on Agency MBS and borrowing rates from the FHLB were relatively steady in the third quarter despite higher LIBOR rates, but repurchase agreement rates on non-agency collateral rose with LIBOR.
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
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve following the adoption of new capital rules that generally affect the manner in which banks lend. Regulators are also focused on liquidity requirements which will likely impact how banks fund themselves. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could affect the terms on which we finance our assets in the future.
Investment Activities
In the third quarter of 2016, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of broadly improving real estate markets.

The table below shows the allocation of our equity as of September 30, 2016, December 31, 2015 and September 30, 2015:

	As of
$ in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Agency RMBS	44%	37%	35%
Commercial Credit (1)	31%	33%	34%
Residential Credit (2)	25%	30%	31%
Total	100%	100%	100%

(1)	CMBS, Commercial Loans and $32.8 million of Investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and Residential Loans are considered residential credit.
Over the past year our allocation of equity to Agency RMBS has increased to 44% and our allocation to residential and commercial credit has decreased to 56%. The shift reflects our strategy of decreasing risk in front of the upcoming elections, Federal Reserve meetings and Brexit negotiations, and creates capacity to invest in potential risk retention opportunities in the commercial real estate debt market.
The table below shows the breakdown of our investment portfolio as of September 30, 2016, December 31, 2015 and September 30, 2015:

	As of
$ in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Agency RMBS:
30 year fixed-rate, at fair value	3,635,565	4,063,957	4,214,946
15 year fixed-rate, at fair value	3,637,952	1,610,930	1,702,382
Hybrid ARM, at fair value	2,684,108	3,309,525	3,447,613
ARM, at fair value	331,953	426,025	452,831
Agency CMO, at fair value	364,036	388,819	416,662
Non-Agency RMBS, at fair value	2,109,115	2,692,487	2,624,608
GSE CRT, at fair value	643,058	658,228	651,705
CMBS, at fair value	2,668,290	2,915,964	3,304,214
Residential loans, at amortized cost	—	—	3,307,249
Commercial loans, at amortized cost	273,291	209,062	187,038
Investments in unconsolidated ventures	32,763	38,413	37,922
Total Investment portfolio	16,380,131	16,313,410	20,347,170
During the first nine months of 2016, we primarily reinvested cash flows from sales and principal repayments into 15 year fixed-rate Agency RMBS. In the third quarter of 2016, we purchased $1.2 billion of 15 year fixed-rate Agency RMBS. We have been increasing our holdings of 15 year fixed-rate Agency RMBS instead of 30 year fixed-rate agency RMBS to decrease our interest rate risk and further reduce book value volatility. As of September 30, 2016 our holdings of 15 year fixed-rate Agency RMBS represent 22% of our total investment portfolio versus 10% of our total investment portfolio as of December 31, 2015. We have continued to hold certain 30 year fixed-rate Agency RMBS that have relatively lower interest rate risk because they are collateralized by mortgages with higher coupons.  We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. Additionally, we hold Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities.
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
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. Our GSE CRT holdings decreased modestly over the past nine months as we tactically sold certain positions with lower expected returns and allocated capital to more favorable opportunities.  We continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and potentially compelling relative value.
Our CMBS portfolio generally consists of assets originated before 2007 and assets originated after 2010 (“CMBS 2.0”). CMBS represent approximately 16% of our total investment portfolio as of September 30, 2016.
During the third quarter of 2016, we funded $2.0 million of commercial loan commitments. As of September 30, 2016, our commercial real estate loan portfolio includes ten mezzanine loans that we purchased or originated. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. In addition, during the third quarter of 2016, we invested $3.9 million in our unconsolidated ventures. For further details on our investments in unconsolidated ventures, see Note 6 - "Other Assets" of our condensed consolidated financial statements.
Portfolio Characteristics
The table below represents the vintage of our MBS and GSE CRT credit assets as of September 30, 2016 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
Prime	0.5%	1.6%	4.3%	3.7%	8.0%	2.2%	—%	—%	—%	—%	12.5%	10.2%	1.3%	0.2%	44.5%
Alt-A	—%	0.6%	7.5%	6.3%	7.7%	—%	—%	—%	—%	—%	—%	—%	—%	—%	22.1%
Re-REMIC (1)	—%	—%	—%	—%	0.4%	—%	0.6%	4.5%	9.5%	3.6%	0.7%	—%	—%	—%	19.3%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	2.4%	9.6%	1.8%	—%	14.1%
Total Non-Agency	0.5%	2.2%	11.8%	10.0%	16.4%	2.2%	0.6%	4.5%	9.5%	3.6%	15.6%	19.8%	3.1%	0.2%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	40.3%	46.6%	11.7%	1.4%	100.0%
CMBS	—%	—%	0.2%	0.6%	—%	—%	—%	6.2%	23.8%	14.8%	15.3%	33.6%	5.5%	—%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize the Company’s Re-REMIC investments is 8.0% for 2005, 25.8% for 2006, and 66.2% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our MBS and GSE CRT credit assets as of September 30, 2016:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	41.8%	California	20.5%	California	14.8%
New York	7.6%	Texas	5.7%	New York	13.9%
Florida	6.2%	Virginia	4.5%	Texas	10.2%
Virginia	3.6%	New York	4.4%	Florida	6.0%
Maryland	3.5%	Illinois	4.0%	Pennsylvania	4.6%
New Jersey	3.4%	Florida	3.8%	Illinois	4.3%
Massachusetts	2.9%	Massachusetts	3.6%	New Jersey	3.7%
Illinois	2.9%	New Jersey	3.3%	Ohio	3.0%
Washington	2.6%	Washington	3.2%	Michigan	2.9%
Texas	2.1%	Colorado	3.1%	Virginia	2.7%
Other	23.4%	Other	43.9%	Other	33.9%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2016, we had entered into repurchase agreements totaling $12.1 billion (December 31, 2015: $12.1 billion).
Our wholly-owned subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured advances. As of September 30, 2016, IAS Services had $1.65 billion in outstanding secured advances. For the nine months ended September 30, 2016, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 7.60 years.
We have also committed to invest up to $122.4 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2016, $106.1 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $16.3 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of September 30, 2016 and December 31, 2015, we had investment related payables of $17,000, and $167,000, respectively. Our liability balance fluctuates based on our volume of unsettled trades. None of these investment related payables were outstanding more than thirty days.
We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of September 30, 2016 and December 31, 2015, the Company had investment related receivables of $44.9 million and $154.6 million, respectively. Our receivable balance fluctuates based on our volume of unsettled trades. None of these investment related receivables were outstanding more than thirty days.

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount outstanding during the quarter and the maximum amount outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
September 30, 2015	14,587,131	14,765,282	14,879,873
December 31, 2015	13,776,048	14,286,242	14,730,071
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
As of September 30, 2016, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month or three-month LIBOR and effectively fix the floating interest rates on $6.5 billion (September 30, 2015: $11.5 billion) of borrowings. During the nine months ended September 30, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations.
As of September 30, 2016, we have no outstanding interest rate swaptions. As of September 30, 2015, we held $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $73,000. During the nine months ended September 30, 2016 interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million (September 30, 2015: $750.0 million), and the Company realized a loss of $1.5 million (September 30, 2015: $10.3 million) on these contracts. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of September 30, 2016 and September 30, 2015, we have no outstanding futures contracts. During the nine months ended September 30, 2015, we sold U.S. Treasury futures contracts of $248.3 million in notional amount and realized a net loss of $943,000. We periodically invest in U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2016 and September 30, 2015, we have no outstanding to-be-announced securities ("TBAs"). During the nine months ended September 30, 2015, we settled TBAs of $446.0 million in notional amount and realized a net loss of $2.3 million. When we enter into TBAs, we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of September 30, 2016, we held $67.3 million (September 30, 2015: $6.9 million) in notional amount of currency forward contracts as an asset with a fair value of $505,000 (September 30, 2015: $191,000) and a liability with a fair value of $84,000 (September 30, 2015: $50,000). During the nine months ended September 30, 2016, we settled currency forward contracts of $240.3 million (September 30, 2015: $127.6 million) in notional amount and realized a net gain of $8.4 million (September 30, 2015: $1.1 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
Our book value per diluted common share was $18.08 and $17.14 as of September 30, 2016 and December 31, 2015, respectively. Book value per diluted common share is calculated as total equity less the liquidation preference of our Series A Preferred Stock ($140.0 million) and Series B Preferred Stock ($155.0 million); divided by total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares). Our book value per diluted common share rose 5.5% as of September 30, 2016 compared to December 31, 2015 primarily due to higher valuations of our mortgage-backed and credit risk transfer securities portfolio resulting from broad credit spread tightening.

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
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2015, other than as disclosed below.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Prior to September 1, 2016, we have also elected the fair value option for our RMBS interest-only securities. We have also previously elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of September 30, 2016, $151.2 million or 0.9% of our MBS and GSE CRT are accounted for under the fair value option. Further information is provided in Note 2 - “Summary of Significant Accounting Policies” and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities”.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company is required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same period. The Company is currently evaluating the potential impacts of the new guidance on its consolidated financial statements.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2016	2015	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	112,467	128,305	347,573	395,844
Residential loans (1)	—	28,380	—	88,001
Commercial loans	5,680	3,743	16,520	11,349
Total interest income	118,147	160,428	364,093	495,194
Interest Expense
Repurchase agreements	24,892	41,303	97,952	125,544
Secured loans	2,746	1,622	8,149	4,639
Exchangeable senior notes	5,620	5,620	16,847	16,840
Asset-backed securities (1)	—	20,686	—	64,913
Total interest expense	33,258	69,231	122,948	211,936
Net interest income	84,889	91,197	241,145	283,258
Reduction in provision for loan losses	—	81	—	213
Net interest income after reduction in provision for loan losses	84,889	91,278	241,145	283,471
Other Income (loss)
Gain (loss) on investments, net	(7,155)	(1,967)	5,860	11,019
Equity in earnings of unconsolidated ventures	729	1,894	1,992	9,131
Gain (loss) on derivative instruments, net	35,378	(220,602)	(293,528)	(287,344)
Realized and unrealized credit derivative income (loss), net	31,926	2,928	57,564	24,904
Other investment income (loss), net	(554)	739	(3,617)	1,518
Total other income (loss)	60,324	(217,008)	(231,729)	(240,772)
Expenses
Management fee – related party	6,719	10,058	25,292	28,816
General and administrative	1,836	2,507	5,769	6,186
Consolidated securitization trusts (1)	—	2,132	—	6,544
Total expenses	8,555	14,697	31,061	41,546
Net income (loss)	136,658	(140,427)	(21,645)	1,153
Net income (loss) attributable to non-controlling interest	1,723	(1,628)	(235)	(10)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	134,935	(138,799)	(21,410)	1,163
Dividends to preferred stockholders	5,716	5,716	17,148	17,148
Net income (loss) attributable to common stockholders	129,219	(144,515)	(38,558)	(15,985)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.16	(1.18)	(0.34)	(0.13)
Diluted	1.05	(1.18)	(0.34)	(0.13)
Dividends declared per common share	0.40	0.40	1.20	1.30
Weighted average number of shares of common stock:
Basic	111,586,633	122,046,614	112,101,369	122,763,243
Diluted	129,893,354	123,471,614	113,526,369	124,188,243

(1)
The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 include income and expenses of consolidated variable interest entities. The Company deconsolidated these VIEs in December 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements for further discussion.

Net Income (Loss) Summary
For the three months ended September 30, 2016, our net income attributable to common stockholders was $129.2 million (September 30, 2015: $144.5 million net loss) or $1.16 basic and $1.05 diluted net income per average share available to common stockholders (September 30, 2015: $1.18 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders for the three months ended September 30, 2016 is primarily attributable to realized and unrealized gains on derivative instruments of $35.4 million in the 2016 period versus a $220.6 million loss in the 2015 period. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of our interest rate swap agreements are recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in accumulated other comprehensive income ("AOCI"). For the three months ended September 30, 2016, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $65.4 million (September 30, 2015: $173.8 million unrealized loss). During the three months ended September 30, 2016, the realized and unrealized gain on derivatives were driven by a rise in the market interest rates associated with our interest rate swap hedges.
For the nine months ended September 30, 2016 our net loss attributable to common stockholders was $38.6 million (September 30, 2015: $16.0 million) or $0.34 basic and diluted net loss per average share available to common stockholders (September 30, 2015: $0.13). The change in net loss attributable to common stockholders for the nine months ended September 30, 2016 versus 2015 is primarily attributable to lower net interest income of $241.1 million in the 2016 period versus $283.3 million in the 2015 period that is partially offset by a $10.5 million reduction in total expenses. Net interest income and total expenses in the 2016 period were lower than in the 2015 period primarily due to the impact of the deconsolidation of our residential securitizations in December 2015 as discussed below. Net interest income for the nine months ended September 30, 2016 was also impacted by a decrease in our average earning assets due to share repurchases over the past twelve months. Since September 30, 2015, the Company has repurchased 7.9 million shares of common stock at a weighted average price of $12.72 per share for a net cost of $100.6 million including acquisition expenses.
Our net income (loss) attributable to common shareholders for the three and nine months ended September 30, 2015 includes interest income, interest expense and securitization trust expenses of our residential securitizations. On December 9, 2015, we completed the sale of certain beneficial interests in our residential securitizations for $69.0 million (the "Transaction"). The securities sold included the most subordinated classes of asset-backed securities issued by the residential securitizations. As a result of the Transaction, we no longer have the power to direct the activities of the residential securitizations through default oversight rights and are therefore no longer the primary beneficiary of the residential securitizations. We deconsolidated the assets and liabilities of the residential securitizations as of the date of the Transaction. Our consolidated statements of operations for the three and nine months ended September 30, 2015 include the following interest income, interest expense and expenses of the residential securitizations:

$ in thousands, except share data	Three Months ended September 30, 2015	Nine Months ended September 30, 2015
Interest Income
Residential loans	28,380	88,001
Interest Expense
Asset-backed securities	20,686	64,913
Net interest income	7,694	23,088
Expenses
Consolidated securitization trusts	2,132	6,544
Total net income from residential securitizations	5,562	16,544

Interest Income and Average Earning Asset Yield
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Average Balances*:
Agency RMBS:
15 year fixed-rate, at amortized cost	3,409,739	1,673,615	2,409,219	1,723,135
30 year fixed-rate, at amortized cost	3,613,116	4,228,400	3,784,762	4,402,012
ARM, at amortized cost	332,801	450,691	368,409	452,654
Hybrid ARM, at amortized cost	2,703,529	3,403,052	2,893,860	3,182,022
Agency - CMO, at amortized cost	362,825	414,310	383,995	432,916
Non-Agency RMBS, at amortized cost	2,079,681	2,585,513	2,243,941	2,735,641
GSE CRT, at amortized cost	612,531	668,639	641,445	660,457
CMBS, at amortized cost	2,532,667	3,200,091	2,610,204	3,222,013
U.S. Treasury securities, at amortized cost	169,041	—	60,610	—
Residential loans, at amortized cost	—	3,355,373	—	3,399,570
Commercial loans, at amortized cost	272,614	176,857	263,532	168,390
Average earning assets	16,088,544	20,156,541	15,659,977	20,378,810
Average Earning Asset Yields (1):
Agency RMBS:
15 year fixed-rate	1.86%	2.26%	1.97%	2.17%
30 year fixed-rate	2.55%	2.68%	2.76%	2.79%
ARM	2.18%	2.22%	2.31%	2.31%
Hybrid ARM	2.06%	2.18%	2.15%	2.10%
Agency - CMO	2.42%	2.31%	2.60%	3.08%
Non-Agency RMBS	5.06%	4.83%	4.90%	4.84%
GSE CRT (2)	0.98%	0.53%	0.89%	0.51%
CMBS	4.28%	4.38%	4.34%	4.37%
U.S. Treasury securities	1.09%	—%	1.15%	—%
Residential loans	—%	3.39%	—%	3.46%
Commercial loans	8.27%	8.39%	8.35%	8.16%
Average earning asset yields	2.94%	3.18%	3.10%	3.24%

*	Average amounts for each period are based on weighted month-end balances.

(1)
Average earning asset yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by our average of the amortized cost of the investments. All yields are annualized.

(2)
GSE CRT average earning asset yield excludes coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $16.1 billion (September 30, 2015: $20.2 billion) and earned interest income of $118.1 million (September 30, 2015: $160.4 million) for the three months ended September 30, 2016. The yield on our average earning assets was 2.94% for the three months ended September 30, 2016 (September 30, 2015: 3.18%).
We had average earning assets of approximately $15.7 billion (September 30, 2015: $20.4 billion) and earned interest income of $364.1 million (September 30, 2015: $495.2 million) for the nine months ended September 30, 2016. The yield on our average earning assets was 3.10% for the nine months ended September 30, 2016 (September 30, 2015: 3.24%).
Average earning assets and interest income declined during the three and nine months ended September 30, 2016 compared to 2015 primarily due to the deconsolidation of our residential loan securitizations in December 2015. We consolidated eleven residential loan securitizations as of September 30, 2015 with average assets of $3.4 billion that had an average earning asset yield of 3.39% and 3.46% for the three and nine months ended September 30, 2015, respectively. We recorded $28.4 million and $88.0 million of interest income on residential loans held by the consolidated securitizations in the three and nine months ended September 30, 2015, respectively.
The yield on our average Agency RMBS earning assets decreased for the three and nine months ended September 30, 2016 compared to 2015 primarily due to a change in portfolio composition and lower available reinvestment yields. Over the last twelve months, we reinvested cash flows from our Agency portfolio into 15 year fixed-rate Agency RMBS as we believe these securities have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. We continue to evaluate our investment portfolio and make adjustments based on our views of the market opportunities. As of September 30, 2016, approximately 44% of our equity is allocated to Agency RMBS; 31% is allocated to investments in commercial credit and 25% is allocated to residential credit.
The yield on our average non-Agency RMBS earning assets increased for the three and nine months ended September 30, 2016 primarily due to higher index interest rates in 2016 compared to the same periods in 2015.  As of September 30, 2016, approximately 53% of the Company’s non-Agency RMBS are variable or floating rate securities.
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

	Three Months Ended
	September 30, 2016		September 30, 2015
	Company	Cohorts	Company	Cohorts
15 year fixed-rate Agency RMBS	9.5	14.1	13.1	14.7
30 year fixed-rate Agency RMBS	16.2	19.3	14.8	16.7
Agency Hybrid ARM RMBS	21.7	NA	15.2	NA
Non-Agency RMBS	16.5	NA	15.3	NA
GSE CRT	17.9	NA	12.6	NA
Weighted average CPR	16.1	NA	14.7	NA
We recognized $31.9 million and $31.8 million of net premium amortization during the three months ended September 30, 2016 and 2015, respectively, on our RMBS and GSE CRT portfolio. Although prepayment speeds were higher in the three months ended September 30, 2016 than in the same periods in 2015, net premium amortization was relatively constant because of lower average earning assets following share repurchases.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Interest Expense
Interest expense on repurchase agreements outstanding	29,723	25,579	86,621	74,362
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,831)	15,724	11,331	51,182
Repurchase agreements interest expense	24,892	41,303	97,952	125,544
Secured loans	2,746	1,622	8,149	4,639
Exchangeable senior notes	5,620	5,620	16,847	16,840
Asset-backed securities	—	20,686	—	64,913
Total interest expense	33,258	69,231	122,948	211,936
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our interest expense on repurchase agreements outstanding increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to higher LIBOR rates.
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.8 million during the three months ended September 30, 2016 whereas amortization of net losses on de-designated interest rate swaps increased our total interest expense by $15.7 million during the three months ended September 30, 2015. In the nine months ended September 30, 2016, amortization of net deferred losses on interest rate swaps increased our total interest expense by $11.3 million compared to increasing total interest expense by $51.2 million in the nine months ended September 30, 2015. During the next twelve months, we estimate that $25.3 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and nine months ended September 30, 2016, interest expense for our secured loans increased compared to the same periods in 2015 primarily due to higher borrowing rates as a result of the December 2015 increase in the federal funds interest rate. For the nine months ended September 30, 2016, we had a weighted average borrowing rate of 0.66% as compared to 0.39% for the nine months ended September 30, 2015.
Our total interest expense during the three and nine months ended September 30, 2016 decreased from the same periods in 2015 primarily due to the deconsolidation of our residential securitizations in December 2015 as discussed below. Interest expense on asset-backed securities issued by securitization trusts totaled $20.7 million and $64.9 million in the three and nine months ended September 30, 2015, respectively.

The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Average Borrowings*:
Agency RMBS (1)	9,334,305	9,172,106	8,823,633	9,123,526
Non-Agency RMBS	1,681,136	2,405,227	1,812,516	2,524,969
GSE CRT	428,798	501,554	451,024	483,890
CMBS (1)	2,213,541	2,686,395	2,187,871	2,671,552
U.S. Treasury securities	168,689	—	73,310	—
Exchangeable senior notes	396,213	393,749	395,599	393,131
Asset-backed securities issued by securitization trusts	—	2,900,290	—	2,946,255
Total borrowed funds	14,222,682	18,059,321	13,743,953	18,143,323
Maximum borrowings during the period (2)	14,381,178	18,183,099	14,381,178	18,416,608
Average Cost of Funds (3):
Agency RMBS (1)	0.67%	0.40%	0.66%	0.37%
Non-Agency RMBS	1.94%	1.60%	1.86%	1.56%
GSE CRT	2.16%	1.75%	2.14%	1.69%
CMBS (1)	1.14%	0.93%	1.13%	0.91%
U.S. Treasury securities	0.26%	—%	0.25%	—%
Exchangeable senior notes	5.67%	5.71%	5.68%	5.71%
Asset-backed securities issued by securitization trusts	—%	2.85%	—%	2.94%
Cost of funds	0.94%	1.53%	1.19%	1.56%
Effective cost of funds (non-GAAP measure) (4)	1.82%	2.22%	1.86%	2.20%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(4)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures"
We had average borrowed funds of $14.2 billion (September 30, 2015: $18.1 billion) and total interest expense of $33.3 million (September 30, 2015: $69.2 million) for the three months ended September 30, 2016. We had average borrowed funds of $13.7 billion (September 30, 2015: $18.1 billion) and total interest expense of $122.9 million (September 30, 2015: $211.9 million) for the nine months ended September 30, 2016. For the three months ended September 30, 2016, our cost of funds was 0.94% (September 30, 2015: 1.53%) and for the nine months ended September 30, 2016, our cost of funds was 1.19% (September 30, 2015: 1.56%). Average borrowed funds, interest expense and cost of funds for the three and nine months ended September 30, 2016 decreased compared to 2015 primarily due to the deconsolidation of our residential loan securitizations in December 2015. We consolidated eleven residential loan securitizations as of September 30, 2015 with average borrowings of $2.9 billion and an average cost of funds of 2.85% and 2.94% for the three and nine months ended September 30, 2015, respectively. We recorded $20.7 million and $64.9 million of interest expense on asset-backed securities issued by the consolidated securitizations in the three and nine months ended September 30, 2015, respectively.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2016 and 2015:

$ in thousands	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Interest Income
Mortgage-backed and credit risk transfer securities	112,467	128,305	347,573	395,844
Residential loans	—	28,380	—	88,001
Commercial loans	5,680	3,743	16,520	11,349
Total interest income	118,147	160,428	364,093	495,194
Interest Expense
Interest expense on repurchase agreements outstanding	29,723	25,579	86,621	74,362
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,831)	15,724	11,331	51,182
Repurchase agreements interest expense	24,892	41,303	97,952	125,544
Secured loans	2,746	1,622	8,149	4,639
Exchangeable senior notes	5,620	5,620	16,847	16,840
Asset-backed securities	—	20,686	—	64,913
Total interest expense	33,258	69,231	122,948	211,936
Net interest income	84,889	91,197	241,145	283,258
Our net interest income, which equals interest income less interest expense, totaled $84.9 million (September 30, 2015: $91.2 million) for the three months ended September 30, 2016 and $241.1 million (September 30, 2015: $283.3 million) for the nine months ended September 30, 2016. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.00% (September 30, 2015: 1.65%) for the three months ended September 30, 2016 and 1.91% (September 30, 2015: 1.68%) for the nine months ended September 30, 2016. The decrease in net interest income was primarily the result of the reduction in our investment portfolio for the three and nine months ended September 30, 2016 compared to 2015 and deconsolidation of our residential loan securitizations in December 2015. The increase in net interest rate margin for the three and nine months ended September 30, 2016 compared to 2015 was primarily due to a decrease in interest expense driven by a decline in amortization of net deferred losses on de-designated interest rate swaps. During the next 12 months, we estimate that $25.3 million of net deferred gains on de-designated interest rate swaps will be reclassified as a decrease to interest expense.
Refer to the table in the “Interest Income and Average Earning Asset Yield” section above for changes in average portfolio balance and yields.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our Annual Report on Form 10-K. We determined that no provision for loan losses for our commercial loans was required as of September 30, 2016.
Our provision for loan losses for the nine months ended September 30, 2015 was solely for residential loans held-for-investment by consolidated securitization trusts. We did not have a provision for residential loan losses as of September 30, 2016 because we deconsolidated our residential securitizations in December 2015.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2016 and 2015:

$ in thousands	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Realized gains and losses on sale of investments	(1,305)	(413)	10,276	4,128
Other-than-temporary impairment losses	(1,156)	—	(8,364)	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,412)	(1,554)	2,530	6,891
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	1,181	—	1,418	—
Net unrealized gains and losses on U.S. Treasury securities accounted for as trading securities	(463)	—	—	—
Total gain (loss) on investments, net	(7,155)	(1,967)	5,860	11,019
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Securities that do not meet our risk and return targets are sold.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations.
For additional information regarding our assessment of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements.
Equity in Earnings of Unconsolidated Ventures
For the three months ended September 30, 2016, we recorded equity in earnings of unconsolidated ventures of $729,000 (September 30, 2015: $1.9 million). For the nine months ended September 30, 2016, we recorded equity in earnings of unconsolidated ventures of $2.0 million (September 30, 2015: $9.1 million). Equity in earnings of unconsolidated ventures decreased for the three and nine months ended September 30, 2016 compared to 2015 primarily due to higher realized gains and unrealized appreciation of underlying portfolio investments in the 2015 period.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(5,090)	(26,388)	65,396	33,918
Currency Forward Contracts	6,437	—	(4,977)	1,460
Total	1,347	(26,388)	60,419	35,378

$ in thousands	Nine Months Ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(80,464)	(150,986)	(300,540)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	8,353	—	(1,341)	7,012
Total	(62,222)	(80,464)	(150,842)	(293,528)

$ in thousands	Three Months Ended September 30, 2015
Derivative Instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	—	(46,785)	(173,817)	(220,602)
Interest Rate Swaptions	(2,590)	—	2,590	—
Currency Forward Contracts	(489)	—	489	—
Total	(3,079)	(46,785)	(170,738)	(220,602)

$ in thousands	Nine Months Ended September 30, 2015
Derivative Instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(138,404)	(113,151)	(283,436)
Interest Rate Swaptions	(10,328)	—	8,594	(1,734)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,050	—	(457)	593
Total	(44,394)	(138,404)	(104,546)	(287,344)
As of September 30, 2016 and December 31, 2015, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of September 30, 2016				As of December 31, 2015
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	6,500,000	2.14%	0.62%	4.89	9,850,000	2.07%	0.36%	3.65

(1)	Excluding notional amounts for interest rate swaps with forward start date of February 2016, May 2016 and June 2016.

During the nine months ended September 30, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations, our contractual net interest expense for the three and nine months ended September 30, 2016, decreased to $26.4 million (three months ended September 30, 2015: $46.8 million) and $80.5 million (nine months ended September 30, 2015: $138.4 million), respectively.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
GSE CRT embedded derivative coupon interest	5,963	6,373	18,389	18,443
Gain (loss) on settlement of GSE CRT embedded derivatives	—	284	(6,017)	(2,184)
Change in fair value of GSE CRT embedded derivatives	25,963	(3,848)	45,192	7,275
Credit Default Swap ("CDS") premium income	—	215	—	722
Change in fair value of CDS	—	(96)	—	648
Total	31,926	2,928	57,564	24,904
In the three months ended September 30, 2016, we recorded an unrealized gain on the change in the fair value of our GSE CRT embedded derivatives compared to an unrealized loss in the three months ended September 30, 2015. The unrealized gain was driven by a change in the fair value of our GSE CRTs accounted for as hybrid financial instruments with embedded derivatives. The increase in the value of our GSE CRT holdings during the third quarter of 2016 primarily resulted from broad credit spread tightening, increasing market demand for floating rate securities and positive rating actions by two nationally recognized statistical rating organizations.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to commercial loan investments denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
FHLBI dividend income	786	739	2,390	2,047
Gain (loss) on foreign currency transactions, net	(1,340)	—	(6,007)	(529)
Total	(554)	739	(3,617)	1,518
We incurred foreign exchange losses on the translation of a commercial loan investment (notional amount of £34.5 million) for the three and nine months ended September 30, 2016 due to the significant decline in the Pound Sterling/ U.S. Dollar foreign exchange rate over the last nine months. Foreign exchange losses for the nine months ended September 30, 2015 relate to a foreign currency loan which prepaid in the second quarter 2015. We enter into currency forward contracts as an economic hedge against our foreign currency exposure.

Expenses
For the three and nine months ended September 30, 2016, we incurred management fees of $6.7 million (September 30, 2015: $10.1 million) and $25.3 million (September 30, 2015: $28.8 million), respectively, which are payable to our Manager under our management agreement. Management fees decreased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to a cumulative one-time adjustment of $2.3 million during the three months ended September 30, 2016 related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Refer to Note 16 – “Revision of Previously Issued Financial Statements” of our condensed consolidated financial statements for more detail. Management fees also decreased due to the impact of share repurchases over the past twelve months. Since September 30, 2015, we have repurchased 7.9 million shares of common stock for a net cost of $100.6 million including acquisition expenses. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and description of how our fees are calculated.
For the three and nine months ended September 30, 2016, our general and administrative expenses not covered under our management agreement amounted to $1.8 million (September 30, 2015: $2.5 million) and $5.8 million (September 30, 2015: $6.2 million), respectively. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. General and administrative costs decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily because the 2015 period included $750,000 of costs associated with the Company's 2015 restatement. General and administrative costs decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 also due to the impact of costs associated with the Company's 2015 restatement but were partially offset by costs associated with repositioning our hedging portfolio and purchasing new commercial loan investments in the first quarter of 2016.
For the three and nine months ended September 30, 2015, consolidated securitization trust expenses totaled $2.1 million and $6.5 million, respectively. Consolidated securitization trust expenses consisted of direct operating expenses incurred by consolidated residential loan securitizations. The Company deconsolidated its residential securitizations in December 2015.
Net Income (Loss) after Preferred Dividends and Return on Average Equity
For the three months ended September 30, 2016, our net income after preferred dividends was $130.9 million (September 30, 2015: $146.1 million net loss) and our annualized income on average equity was 24.60% (September 30, 2015: 25.50% annualized loss). The change in net income after preferred dividends and return on average equity was primarily attributable to realized and unrealized gains on derivative instruments of $35.4 million in the 2016 period versus realized and unrealized losses on derivative instruments of $220.6 million in the 2015 period. For the three months ended September 30, 2016, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $65.4 million (September 30, 2015: $173.8 million unrealized loss). In addition, during the three months ended September 30, 2016, we recognized reclassification of amortization of net deferred gains on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $4.8 million (September 30, 2015: $15.7 million net deferred losses).
For the nine months ended September 30, 2016, our net loss after preferred dividends was $38.8 million (September 30, 2015: $16.0 million) and our annualized loss on average equity was 2.50% (September 30, 2015: 0.89%). The change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $293.5 million in the 2016 period versus $287.3 million in the 2015 period. For the nine months ended September 30, 2016, we recognized an unrealized losses for the change in fair value of our interest rates swaps of $151.0 million (September 30, 2015: $113.2 million unrealized loss). In addition, during the nine months ended September 30, 2016, we recognized reclassification of amortization of net deferred losses on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive losses of $11.3 million (September 30, 2015: $51.2 million).
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, earning asset yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio.  Certain prior period U.S. GAAP and non-GAAP financial measures have been revised to correct immaterial errors in accounting for premiums and discounts on non-Agency RMBS not of high credit quality. For further information, see Note 16 - "Revision of Previously Issued Financial Statements" of the Company's condensed consolidated financial statements filed in Item 1. of this Report.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; and cumulative adjustments attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities, excluding securities for which we elected the fair value option and the valuation assigned to the debt host contract associated with our GSE CRTs, in other comprehensive income on our consolidated balance sheets.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	129,219	(144,515)	(38,558)	(15,985)
Adjustments:
(Gain) loss on investments, net	7,155	1,967	(5,860)	(11,019)
Realized (gain) loss on derivative instruments, net (1)	(1,347)	3,079	62,222	44,394
Unrealized (gain) loss on derivative instruments, net (1)	(60,419)	170,738	150,842	104,546
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(25,963)	3,564	(39,175)	(5,091)
(Gain) loss on foreign currency transactions, net (3)	1,340	—	6,007	529
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(4,831)	15,724	11,331	51,182
Subtotal	(84,065)	195,072	185,367	184,541
Cumulative adjustments attributable to non-controlling interest	1,060	(2,260)	(2,289)	(2,141)
Core earnings attributable to common stockholders	46,214	48,297	144,520	166,415
Basic income (loss) per common share	1.16	(1.18)	(0.34)	(0.13)
Core earnings per share attributable to common stockholders(5)	0.41	0.40	1.29	1.36

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Realized gain (loss) on derivative instruments, net	1,347	(3,079)	(62,222)	(44,394)
Unrealized gain (loss) on derivative instruments, net	60,419	(170,738)	(150,842)	(104,546)
Contractual net interest expense	(26,388)	(46,785)	(80,464)	(138,404)
Gain (loss) on derivative instruments, net	35,378	(220,602)	(293,528)	(287,344)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	25,963	(3,564)	39,175	5,091
GSE CRT embedded derivative coupon interest	5,963	6,373	18,389	18,443
Unrealized gain (loss) on CDS contract	—	(96)	—	648
CDS premium fee income	—	215	—	722
Realized and unrealized credit derivative income (loss), net	31,926	2,928	57,564	24,904

(3)	U.S. GAAP other investment income (loss) net on the consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
FHLBI dividend income	786	739	2,390	2,047
Gain (loss) on foreign currency transactions, net	(1,340)	—	(6,007)	(529)
Other investment income (loss), net	(554)	739	(3,617)	1,518

(4)	U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Interest expense on repurchase agreements outstanding	29,723	25,579	86,621	74,362
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,831)	15,724	11,331	51,182
Repurchase agreements interest expense	24,892	41,303	97,952	125,544

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three and nine months ended September 30, 2016 decreased from the same period in 2015 primarily due to the deconsolidation of the Company's residential securitizations in December 2015. The residential securitizations contributed $5.6 million and $16.5 million of core earnings in the three and nine months ended September 30, 2015, respectively. In addition to the deconsolidation of residential securitizations, the Company also reduced its overall portfolio balance, resulting in lower net interest income for the three and nine months ended September 30, 2016. Our overall portfolio has reduced as we have reinvested available cash flows to fund share repurchases and reduce leverage.

Core earnings per share attributable to common stockholders reflects the impact of share repurchases over the past twelve months. Since September 30, 2015, we have repurchased 7.9 million shares of common stock at a weighted average share price of $12.72 for a net cost of $100.6 million including acquisition expenses.

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest expense on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest expense on our interest rate swaps that is recorded as gain (loss) on derivative instruments, amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	118,147	2.94%	160,428	3.18%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,963	0.15%	6,373	0.13%
Effective interest income	124,110	3.09%	166,801	3.31%

	Nine Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	364,093	3.10%	495,194	3.24%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	18,389	0.16%	18,443	0.12%
Effective interest income	382,482	3.26%	513,637	3.36%
Our effective interest income for the three and nine months ended September 30, 2016 decreased primarily due to the deconsolidation of our residential securitizations in December 2015. Interest income on residential loans totaled $28.4 million and $88.0 million in the three and nine months ended September 30, 2015, respectively.
Our effective yield decreased primarily due to the change in portfolio composition and lower available reinvestment yields in the three and nine months ended September 30, 2016 versus the 2015 period.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	33,258	0.94%	69,231	1.53%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	4,831	0.14%	(15,724)	(0.35)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	26,388	0.74%	46,785	1.04%
Effective interest expense	64,477	1.82%	100,292	2.22%

	Nine Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	122,948	1.19%	211,936	1.56%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	(11,331)	(0.11)%	(51,182)	(0.38)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	80,464	0.78%	138,404	1.02%
Effective interest expense	192,081	1.86%	299,158	2.20%
Our effective interest expense and effective cost of funds for the three and nine months ended September 30, 2016 decreased primarily due to the deconsolidation of our residential securitizations in December 2015 and a decrease in net interest paid on interest rate swaps. Interest expense on asset-backed securities issued by the residential securitizations totaled $20.7 million and $64.9 million in the three and nine months ended September 30, 2015, respectively. Net interest paid on interest rate swaps decreased $20.4 million and $57.9 million in the three and nine months ended September 30, 2016 compared to the same periods in 2015 because we repositioned our hedging portfolio commencing in the first quarter of 2016 in response to lower market expectations of an increase in the Federal funds interest rate later this year. During the nine months ended September 30, 2016, we terminated swaps with a notional amount of $5.0 billion. The terminated swaps were predominately maturing in 2016 and offered little protection from rising rates. Additionally, our average invested assets and average repurchase agreement borrowings had decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	84,889	2.00%	91,197	1.65%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,831)	(0.14)%	15,724	0.35%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,963	0.15%	6,373	0.13%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(26,388)	(0.74)%	(46,785)	(1.04)%
Effective net interest income	59,633	1.27%	66,509	1.09%

	Nine Months Ended September 30,
	2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	241,145	1.91%	283,258	1.68%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	11,331	0.11%	51,182	0.38%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	18,389	0.16%	18,443	0.12%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(80,464)	(0.78)%	(138,404)	(1.02)%
Effective net interest income	190,401	1.40%	214,479	1.16%
Effective net interest income for the three and nine months ended September 30, 2016 decreased $6.9 million and $24.1 million, respectively from the same period in 2015. The decrease in effective net interest income was primarily due to lower net interest income in 2016 driven by the deconsolidation of our residential securitizations in December 2015. Net interest income on our residential securitizations totaled $7.7 million and $23.1 million for the three and nine months ended September 30, 2015.
The increase in effective interest rate margin for the three and nine months ended September 30, 2016 versus 2015 was primarily due to lower net interest paid on interest rate swaps in the 2016 period. Net interest paid on interest rate swaps decreased because we repositioned our hedging portfolio commencing in the first quarter of 2016 in response to lower market expectations of an increase in the Federal funds interest rate later this year.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of September 30, 2016 and December 31, 2015. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
September 30, 2016

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes	Total
Investments	10,653,615	2,752,173	2,974,343	—	16,380,131
Cash and cash equivalents (3)	23,907	13,164	10,211	—	47,282
Derivative assets, at fair value (4)	—	—	505	—	505
Other assets	413,516	7,404	65,326	—	486,246
Total assets	11,091,038	2,772,741	3,050,385	—	16,914,164

Repurchase agreements	9,002,003	2,061,035	997,464	—	12,060,502
Secured loans (5)	461,908	—	1,188,092	—	1,650,000
Exchangeable senior notes	—	—	—	396,420	396,420
Derivative liabilities, at fair value	382,237	—	84	—	382,321
Other liabilities	51,625	19,577	14,534	889	86,625
Total liabilities	9,897,773	2,080,612	2,200,174	397,309	14,575,868

Total equity (allocated)	1,193,265	692,129	850,211	(397,309)	2,338,296
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(306,054)	397,309	91,255
Collateral pledged against secured loans	(554,125)	—	(1,425,287)	—	(1,979,412)
Secured loans	461,908	—	1,188,092	—	1,650,000
Equity related to repurchase agreement debt	1,101,048	692,129	306,962	—	2,100,139
Debt-to-equity ratio (7)	7.9	3.0	2.6	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	8.2	3.0	3.2	NA	5.7

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2015

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes	Total
Investments	9,799,257	3,350,714	3,163,439	—	16,313,410
Cash and cash equivalents (3)	23,484	16,586	13,129	—	53,199
Derivative assets, at fair value (4)	6,795	—	1,864	—	8,659
Other assets	316,072	9,780	66,189	—	392,041
Total assets	10,145,608	3,377,080	3,244,621	—	16,767,309

Repurchase agreements	8,389,643	2,565,515	1,170,890	—	12,126,048
Secured loans (5)	472,983	—	1,177,017	—	1,650,000
Exchangeable senior notes	—	—	—	394,573	394,573
Derivative liabilities, at fair value	238,045	—	103		238,148
Other liabilities	46,165	22,540	17,038	5,889	91,632
Total liabilities	9,146,836	2,588,055	2,365,048	400,462	14,500,401

Total equity (allocated)	998,772	789,025	879,573	(400,462)	2,266,908
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(250,522)	400,462	149,940
Collateral pledged against secured loans	(558,894)	—	(1,390,805)	—	(1,949,699)
Secured loans	472,983	—	1,177,017	—	1,650,000
Equity related to repurchase agreement debt	912,861	789,025	415,263	—	2,117,149
Debt-to-equity ratio (7)	8.9	3.3	2.7	NA	6.3
Repurchase agreement debt-to-equity ratio (8)	9.2	3.3	2.8	NA	5.7

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash and cash equivalents of $47.3 million at September 30, 2016 (September 30, 2015: $76.7 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $251.5 million for the nine months ended September 30, 2016 (September 30, 2015: $276.0 million).

Our investing activities provided net cash of $130.7 million in the nine months ended September 30, 2016, a decrease of $224.1 million compared to the nine months ended September 30, 2015. We generated $1.9 billion from principal payments of mortgage-backed and credit risk transfer securities and $660.0 million from the sales of mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2016 compared to $1.9 billion from principal payments of mortgage-backed and credit risk transfer securities, $424.6 million from principal payments on residential loans held-for-investment and $290.6 million from the sales of mortgage-backed and credit risk transfer securities in the nine months ended September 30, 2015. We invested $2.4 billion in mortgage-backed and credit risk transfer securities and $85.0 million in five new commercial loans during the nine months ended September 30, 2016 compared to investments of $1.8 billion in mortgage-backed and credit risk transfer securities, $372.3 million in residential loans held-for-investment, and $105.0 million in commercial loans in the nine months ended September 30, 2015. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $60.7 million during the nine months ended September 30, 2016 compared to $34.1 million in the nine months ended September 30, 2015.
Our financing activities used net cash of $388.1 million for the nine months ended September 30, 2016 compared to using $718.2 million in the nine months ended September 30, 2015. We primarily used cash to pay dividends of $153.6 million (September 30, 2015: $185.3 million) and to make net repayments of repurchase agreements of $65.5 million (September 30, 2015: $710.5 million). We also used cash during the nine months ended September 30, 2016, to repurchase 2,063,451 shares of common stock for $25.0 million during the nine months ended September 30, 2016.
As of September 30, 2016, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured advances from the FHLBI. As of September 30, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.4 billion and $554.1 million, respectively.
As of September 30, 2016, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the “haircut,” under our repurchase agreements was 4.8% for Agency RMBS, 20.5% for non-Agency RMBS, 25.5% for GSE CRT and 19.1% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 4% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 22.5% to a high of 30% for GSE CRT, a low of 15% to a high of 25% for CMBS. Our effective cost of funds (non-GAAP measure) was 1.86% (September 30, 2015: 2.20%) for the nine months ended September 30, 2016. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.0x as of September 30, 2016 (December 31, 2015: 6.3x). We have reduced our debt-to-equity ratio and continued to maintain a relatively stable repurchase agreement debt-to-equity ratio (non-GAAP measure) over the last nine months.
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
During the nine months ended September 30, 2016, we repurchased 2,063,451 shares of our common stock at a weighted average price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of September 30, 2016, the Company had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program with no expiration date.
Effective April 1, 2016, we replaced our dividend reinvestment stock purchase plan ("DRSPP") with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of our transfer agent, Computershare Trust Company. Prior to termination, we issued 3,201 shares of common stock in 2016 at an average price of $11.08 with total proceeds of approximately $35,000. During the nine months ended September 30, 2015, we issued 10,317 shares at an average price of $15.29 with total proceeds of approximately $158,000. No shares of common stock were issued under the waiver feature of the DRSPP.

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

Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 11 - "Related Party Transactions" of our condensed consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – “Related Party Transactions” of our condensed consolidated financial statements for details of our reimbursements to our Manager.
Contractual Commitments
As of September 30, 2016, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,060,502	12,060,502	—	—	—
Secured loans	1,650,000	—	—	400,000	1,250,000
Unfunded investments in unconsolidated ventures	16,290	2,870	13,420	—	—
Exchangeable senior notes	400,000	—	400,000	—	—
Commercial loans	11,822	3,259	8,563	—	—
Total (1)	14,138,614	12,066,631	421,983	400,000	1,250,000

(1)
Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments. Refer to "Contractual Obligations" above for further details.

As of September 30, 2016, we have approximately $13.6 million, $30.0 million and $81.4 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.4 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of September 30, 2016, $106.1 million of our commitment has been called. We are committed to fund $16.3 million in additional capital to fund future investments and cover future expenses should they occur.
As of September 30, 2016, we have unfunded commitments on commercial loans of $11.8 million (December 31, 2015: $2.1 million).
Stockholders’ Equity
Prior to the termination of our DRSPP on April 1, 2016, we issued 3,201 shares (2015: 10,317 shares) of common stock at an average price of $11.08 (nine months ended September 30, 2015: $15.29) under the DRSPP in 2016 for total proceeds of approximately $35,000 (2015: $158,000).

Share-Based Compensation
We have currently reserved 1,000,000 shares of common stock for issuance to our independent directors and officers and employees of our Manger and its affiliates under the terms of our 2009 Equity Incentive Plan (the "Incentive Plan"). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards.
We recognized compensation expense of approximately $85,000 (September 30, 2015: $85,000) and approximately $255,000 (September 30, 2015: $255,000) related to our non-executive directors for the three and nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, we issued 5,448 shares and 6,152 shares of stock, respectively, pursuant to the Incentive Plan to our non-executive directors. During the nine months ended September 30, 2016 and 2015, we issued 19,356 shares and 16,896 shares of stock, respectively, pursuant to the Incentive Plan to our non-executive directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $75,000 (September 30, 2015: $31,000) and $170,000 (September 30, 2015: $168,000) for the three and nine months ended September 30, 2016 and 2015, respectively, related to awards to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At September 30, 2016 there was approximately $542,000 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 17.52 months.
The following table summarizes the activity related to restricted stock awards to employees of our Manager and its affiliates for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	46,000	$14.40	40,814	17.29
Shares granted during the period	—	—	21,099	11.28
Shares forfeited during the period	—	—	—	—
Shares vested during the period	—	—	(15,913)	(17.66)
Unvested at the end of the period	46,000	$14.40	46,000	14.40

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2016. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended September 30, 2016. Consequently, we believe we met the REIT income and asset test as of September 30, 2016. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of September 30, 2016. Therefore, as of September 30, 2016, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2016, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(20.09)%	(1.18)%
+0.50%	(7.01)%	(0.44)%
-0.50%	(2.34)%	0.25%
-1.00%	(12.13)%	0.29%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at September 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 22, 2016, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as filed with the SEC on May 10, 2016 and August 8, 2016, respectively. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock.

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

INVESCO MORTGAGE CAPITAL INC.

November 3, 2016	By:	/s/ Richard J. King
Richard J. King
President and Chief Executive Officer

November 3, 2016	By:	/s/ Richard Lee Phegley, Jr.
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

