Form 10-K
period 2016-12-31
Invesco Mortgage Capital Inc.
filed 2017-02-21
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,526,549,106 based on the closing sales price on the New York Stock Exchange on June 30, 2016. As of February 16, 2017, there were 111,594,595 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax laws and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
Our Company
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities (“MBS”) and mortgage loans. Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);

•	Commercial mortgage-backed securities (“CMBS”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We were incorporated on June 5, 2008 and commenced operations in 2009. We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the 1940 Act.
Capital Activities
During the three months ended December 31, 2016, we did not repurchase any shares of our common stock. During the year ended December 31, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of December 31, 2016, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program.
Our Manager
We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”). Our Manager provides us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, and our Manager and its employees are not obligated to dedicate any specific portion of time to our business. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Refer to “Certain Relationships and Related Transactions, and Director Independence” for a discussion of our management fee and our relationship with our Manager.

Our Competitive Advantages
We believe that our competitive advantages include the following:
Significant Experience of Our Senior Management and Our Manager
Our senior management and structured investments team of our Manager has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, we benefit from the insight and capabilities of Invesco’s real estate team, through which we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.
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
Access to Our Manager’s Sophisticated Analytical Tools, Infrastructure and Expertise
Our Manager has created and maintains analytical and portfolio management capabilities to aid in asset selection and risk management. We capitalize on the market knowledge and ready access to data across our target markets that our Manager and its affiliates obtain through their established platforms. We focus on in-depth analysis of the numerous factors that influence our target assets, including: (1) fundamental market and sector review; (2) rigorous cash flow analysis; (3) disciplined asset selection; (4) controlled risk exposure; and (5) prudent balance sheet management. Through the use of these tools, we analyze factors that affect the rate at which mortgage prepayments occur, including changes in the level of interest rates, trends in residential and commercial real estate prices, general economic conditions, the locations of the properties securing the mortgage loans and other social and demographic conditions.
We also benefit from our Manager’s and its affiliates’ comprehensive financial and administrative infrastructure, including its risk management, financial reporting, legal and compliance teams.
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, non-Agency RMBS, GSE CRT, CMBS, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept credit and spread risk in order to earn income.
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
Mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), Freddie Mac Gold Certificates, Fannie Mae Certificates and Ginnie Mae Certificates are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make investments.
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency. Like Agency RMBS, non-Agency RMBS represent interests in “pools” of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to the U.S. government agency underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. We invest in securities collateralized by the following types of mortgage loans:
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
Unconsolidated Ventures
We have investments in unconsolidated ventures. In circumstances where we have a non-controlling interest but we are deemed to be able to exert significant influence over the affairs of the enterprise, we utilize the equity method of accounting.

Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.
Financing Strategy
We generally finance our investments through short- and long-term borrowings structured as repurchase agreements and secured loans. We have historically financed our residential loans held-for-investment through asset-backed securities issued by consolidated securitization trusts. We have also financed investments through the issuances of debt and equity, and may utilize other forms of financing in the future.
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
Secured Loans
Our wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts. The Federal Housing Finance Agency’s (“FHFA”) final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) became effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. As permitted by the FHFA Rule, the FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to the effective date of the final FHFA Rule and extend beyond February 2021.
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
We include a table that shows the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio (a non-GAAP financial measure of leverage) in Item 7, “Management's Discussion and Analysis of Operations” of this Report.
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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value and our liquidity and could cause us to sell assets and to change our investment strategy in order to maintain liquidity and preserve book value.
Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of our residential and commercial mortgage investments. We seek to manage this risk in part through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as gross domestic product (“GDP”), unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms.  We perform statistical analysis in order to measure and quantify our required liquidity needs under multiple scenarios and time horizons.  Liquidity in the form of cash, unencumbered assets, and future cash inflows is consistently monitored and evaluated versus internal targets.
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
Investment Committee
Our investment committee is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio for risk characteristics, investment performance, liquidity, portfolio composition, leverage and other applicable items. It also reviews its compliance with our investment policies and procedures, including our investment guidelines, and our Manager provides our board of directors an investment performance report at the end of each quarter in conjunction with its review of our quarterly results.
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
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2016, a significant percentage of our non-Agency RMBS, GSE CRTs and CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.

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
In addition, we may make commercial loans structured as preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.
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
We are required to recognize an "other-than-temporary" impairment under U.S. GAAP if we experience a decline in the market value of our mortgage-backed and credit risk transfer securities if such assets are in an unrealized loss position and we determine that we intend to sell and it is more likely than not that we will be required to sell such assets before recovery of the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
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
Adverse market conditions and a significantly expanded regulatory environment may make it more difficult for us to secure financing.
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
Dramatic declines in residential and commercial real estate prices and increased loan defaults could result in significant asset writedowns by financial institutions, which could cause financial institutions to seek additional capital, to merge with other institutions or, in some cases, to fail. In addition, interest rates may experience volatility over concerns related to actual or anticipated economic growth rates, unemployment, inflation or uncertainty regarding future U.S. monetary policy.  Declines in the value of our assets, or perceived market uncertainty about their value, may make it difficult for us to secure financing on favorable terms, or at all, and to comply with the terms of our existing financing agreements.  Further, our profitability may be adversely affected by this significantly expanded regulatory environment and aggressive enforcement climate in addition to the prospect of liquidity challenges if we are unable to secure financing for our assets.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2016, two counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $113.5 million, or 5% of our stockholders’ equity. Refer to Note 7 - “Borrowings” of our consolidated financial statements included in Part IV, Item 15 of this Report, for additional detail. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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

We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements, as well as our FHLBI financing arrangements and swap agreements, require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios, such as total debt to total assets and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
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
The markets for these types of investments may not be liquid. Many of these investments incorporate “pay as you go” credit events. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates, spreads or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship. As of December 31, 2016, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.

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
We are a holding company that conduct businesses through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In analyzing a subsidiary's compliance with Section 3(c)(5)(C) of the 1940 Act, we classify investments based in large measure on SEC staff guidance, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
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
The U.S. government, Federal Reserve, U.S. Treasury, SEC and other governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future.
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
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets. In this regard, the United Kingdom (“U.K.”) electorate voted on June 23, 2016 to exit the European Union (“Brexit”), resulting in market volatility that may continue during the negotiation process.  This may impact foreign exchange rate and create regulatory changes, which could have an adverse effect on our business connected with commercial loans originated in the U.K.
There can be no assurance that, in the long term, actions that governments and regulatory bodies or central banks have taken in the past or may take in the future will improve the efficiency and stability of mortgage or financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs are designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets or, in the case of government-backed refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional actions or initiatives to stabilize and stimulate the economy and the financial markets may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2016, 18,239,082 shares of common stock were available under our Board authorized share repurchase program.  We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act.  Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders equity, that may be impacted by our share repurchases.  In addition, we generally fund share repurchases with interest income or income from the sale of our assets.  The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT.  The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations.  In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could negatively impact our competitive position with peer mortgage REIT companies and other competitors and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Our independent registered public accounting firm has advised us that it identified an issue related to an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
In May 2016, PricewaterhouseCoopers LLP (“PwC”) advised us that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by our Manager or certain other investment adviser affiliates of Invesco Ltd., our Manager's parent company. The Company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (the “SEC Staff”) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances that provides temporary relief for eighteen months from the date of the no-action letter issuance.
The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” For purposes of the Loan Rule, audit clients include the Company, all of the registered investment companies advised by affiliates of Invesco Ltd., as well as Invesco Ltd. and its other subsidiaries (collectively, the “Invesco Fund Complex”) for which PwC also serves as independent auditor. PwC informed us it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PwC’s independence under the Loan Rule with respect to those funds, as well as the Company and all other funds in the Invesco Fund Complex.
On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter appear to be substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Fund Complex, including the Company. We therefore believe that we can rely on the letter to continue to issue financial statements that are audited by PwC, and we intend to do so. The SEC Staff has indicated that the no-action relief will expire eighteen months from its issuance (i.e., on December 20, 2017). PwC has advised the Audit Committee that it is continuing to have discussions with the SEC Staff regarding permanent relief.
If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter or permanent relief regarding this matter is not granted by the SEC, we will need to take other action and incur additional costs in order for our filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the Company by another independent registered public accounting firm. In addition, under such circumstances the Company’s eligibility to issue securities under its existing registration statements on Form S-3 and Form S-8 may be impacted and certain financial reporting covenants with our counterparties may be impacted. A default under our financing agreements could have a material adverse effect on our business, results of operations, financial condition and stock price.

Risks Related to Accounting
The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of investment securities, interest income recognition and reserves for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.
Changes in the fair value of our interest rate swap agreements may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Changes in the fair value of our interest rate swap agreements are recorded in our consolidated statement of operations as "gain (loss) on derivative instruments, net" and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.
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
Future offerings of debt or equity securities, that would rank senior to our common stock, may adversely affect the market price of our common stock.
We have issued Series A Preferred Stock, Series B Preferred Stock and 5.00% Exchangeable Senior Notes due 2018. If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our preferred shares and debt have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities, including GSE CRT securities, and qualifying real estate assets, including MBS and certain mortgage loans. The remainder of our investment in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), no more than 25% (20% after 2017) of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our taxable income may be substantially different from our net income as determined by U.S. GAAP. For example, realized capital losses are deducted in determining our U.S. GAAP net income, but may not be deductible in computing our taxable income. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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
We may distribute taxable dividends that are payable in cash and in shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
We have entered into repurchase agreements with a variety of counterparties to finance assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.
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
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value which exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year. Similarly, the IRS issued guidance for determining the extent to which an interest in an “eligible REMIC” (relating to the Home Affordable Refinance Program) is treated as a real estate asset and generates qualifying income for purposes of the 75% gross income test. Failure to accurately apply these rules and manage our income and assets could cause us to fail to qualify as a REIT.
Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or investment funds.
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
Some of the debt instruments that we acquire may have been issued with OID. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS and GSE CRT turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.
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
Dividends paid by REITs may be subject to Medicare tax on net investment income.
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
If we acquire REMIC residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. Excess inclusion income would also be subject to adverse federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.

Changing the nature of our assets may complicate our ability to satisfy the REIT gross income and asset tests.
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings would reduce our room for non-qualifying assets and income. In addition, the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1555 Peachtree Street, NE, Suite 1800, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2016
Fourth quarter	$16.04	$14.18
Third quarter	$16.28	$13.42
Second quarter	$14.73	$11.95
First quarter	$12.95	$9.74
2015
Fourth quarter	$13.50	$11.92
Third quarter	$15.14	$12.02
Second quarter	$16.13	$14.32
First quarter	$16.21	$15.10
Holders
As of February 16, 2017, there were 108 stockholders of record.
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
The following table sets forth the dividends declared per share of our common stock for the periods indicated.

Date Declared	Dividends Declared Per Share
	Amount	Date Paid
2016
December 15, 2016	$0.40	January 26, 2017
September 14, 2016	$0.40	October 26, 2016
June 15, 2016	$0.40	July 26, 2016
March 15, 2016	$0.40	April 26, 2016
2015
December 15, 2015	$0.40	January 26, 2016
September 15, 2015	$0.40	October 27, 2015
June 15, 2015	$0.45	July 28, 2015
March 17, 2015	$0.45	April 28, 2015

The following table sets forth the dividends declared per share of our common stock and the related tax characterization for the fiscal tax years ended December 31, 2016 and 2015.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Common Stock Dividends
Fiscal tax year 2016 (1)	1.600000	1.857840	—	—
Fiscal tax year 2015 (1)	1.700000	1.615469	—	0.257840

(1)	Ordinary dividends include $0.257840 of spillover dividend carried-forward from fiscal tax year 2015.
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Invesco Mortgage Capital Inc.	100.00	160.48	136.53	161.82	146.01	192.94
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT Mortgage REITs	100.00	119.89	117.54	138.56	126.26	155.11
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds
We used the net proceeds from our common and preferred stock offerings to acquire our target assets in accordance with our objectives and strategies described in Item 1, Business - Investment Strategy. We focus on purchasing our target assets, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification and exclusion from the requirements of the 1940 Act. Our Manager determines the percentage of our equity that will be invested in each of our target assets.
Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. During the year ended December 31, 2016, we repurchased and concurrently retired 2,063,451 (2015: 9,539,251) shares of our common stock at a weighted average repurchase price of $12.12 (2015: $13.17) per share for a net cost of $25.0 million (2015: $125.6 million), including acquisition expenses.
As of December 31, 2016, there were 18,239,082 common shares available for repurchase. No shares of common stock were purchased during the quarter ended December 31, 2016. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and is incorporated into this Item 5 by reference.

Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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
Balance Sheet Data

	As of December 31,
$ in thousands	2016	2015	2014	2013	2012
Mortgage-backed and credit risk transfer securities, at fair value	14,981,331	16,065,935	17,248,895	17,348,657	18,470,563
Residential loans, held-for-investment (1)	—	—	3,365,003	1,810,262	—
Commercial loans, held-for-investment	273,355	209,062	145,756	64,599	—
Total assets (1)	15,706,238	16,767,309	21,218,097	20,337,245	18,914,760
Repurchase agreements	11,160,669	12,126,048	13,622,677	15,451,675	15,720,460
Secured loans	1,650,000	1,650,000	1,250,000	—	—
Asset-backed securities (1)	—	—	2,924,787	1,640,355	—
Exchangeable senior notes	397,041	394,573	392,113	389,652	—
Total stockholders’ equity	2,241,560	2,241,035	2,610,315	2,376,115	2,558,098
Non-controlling interest	28,624	25,873	28,535	27,120	31,422
Total equity	2,270,184	2,266,908	2,638,850	2,403,235	2,589,520

(1)
As of December 31, 2014 and December 31, 2013, our consolidated balance sheets included assets and liabilities of consolidated variable interest entities (“VIEs”). We deconsolidated these VIEs in 2015. As of December 31, 2014 and December 31, 2013, total assets of the consolidated VIEs were $3,380,597 and $1,819,295, respectively, and total liabilities of the consolidated VIEs were $2,938,512 and $1,648,400, respectively. Refer to Note 3 - "Variable Interest Entities" of our consolidated financial statements for further discussion.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2016	2015	2014	2013	2012
Interest income	478,682	650,132	687,080	680,491	559,730
Interest expense	157,354	277,973	281,895	332,252	237,405
Net interest income	321,328	372,159	405,185	348,239	322,325
(Reduction in) provision for loan losses	—	(213)	(142)	884	—
Net interest income after provision for loan losses	321,328	372,372	405,327	347,355	322,325
Other income (loss)	(21,824)	(203,697)	(570,001)	(136,737)	52,485
Expenses	41,806	54,620	52,866	53,144	39,684
Net income (loss)	257,698	114,055	(217,540)	157,474	335,126
Net income (loss) attributable to non-controlling interest	3,287	1,344	(2,482)	1,640	4,015
Net income (loss) attributable to Invesco Mortgage Capital Inc.	254,411	112,711	(215,058)	155,834	331,111
Dividends to preferred stockholders	22,864	22,864	17,378	10,851	5,395
Net income (loss) attributable to common stockholders	231,547	89,847	(232,436)	144,983	325,716
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	2.07	0.74	(1.89)	1.09	2.82
Diluted	1.98	0.74	(1.89)	1.09	2.82
Dividends declared per common share	1.60	1.70	1.95	2.30	2.60
Weighted average number of shares of common stock:
Basic	111,973,404	121,377,585	123,104,934	132,714,012	115,558,668
Diluted	130,254,003	122,843,838	124,529,934	134,173,691	117,012,500
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
We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the 1940 Act. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd.
Capital Activities
On December 15, 2016, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on January 26, 2017 to stockholders of record as of the close of business on December 27, 2016;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on January 25, 2017 to stockholders of record as of the close of business on January 1, 2017; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on March 27, 2017 to stockholders of record as of the close of business on March 5, 2017.
During the three months ended December 31, 2016, we did not repurchase any shares of our common stock. During the year ended December 31, 2016, we repurchased 2,063,451 shares of our common stock at an average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses.

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
Market Conditions
Macroeconomic factors that affect our business include credit spread premiums, market interest rates, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income, corporate earnings, employment conditions, financial conditions and inflation.
The global financial markets ended 2016 on a positive note following the U.S. Presidential election, with equity markets rallying and U.S. Treasury yields rising as investors priced in an increased profitability of greater fiscal stimulus, tax reform and an easing of regulatory pressures under the new administration. Subsequently, the Federal Reserve increased the Federal Funds target interest rate at its December meeting. U.S. equity markets rallied after the election, as the S&P 500 Index returned 3.82% for the quarter and returned 11.96% for all of 2016. Financial conditions remained tight throughout 2016, as energy prices rose over the course of the year (the price of WTI Crude ended the year at $53.72 per barrel, $9.13 higher than at the end of 2015, and $3.79 higher over the course of the quarter). As we move into 2017, investor concerns include the ability of the new administration to enact its intended policies, central banks' actions and their impact on the global economy, regulations related to risk retention and higher global capital requirements for financial institutions, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.
For 2016, U.S. gross domestic product domestic grew by 1.6%, with the consensus forecast for both 2017 and 2018 at 2.3%.  Core personal consumption expenditures ended 2016 up 1.7%, while the expectation for 2017 stands at 1.8%, still shy of the 2% target communicated by the Federal Reserve.  Monthly increases in payroll employment averaged 165,000 jobs per month for the fourth quarter of 2016, slightly below the average of 179,750 over the last twelve months. The consensus of economists forecast monthly payrolls to increase by 163,000 jobs per month in 2017. Looking forward, an improving labor market coupled with relatively low interest rates and energy prices should be supportive of U.S. consumer spending. Trade may be a headwind, as U.S. dollar exchange rates relative to a basket of major world currencies strengthened to multi-year highs during the fourth quarter of 2016 following the U.S. elections. In summary, it still appears that the U.S. will continue to experience modest economic growth, and core inflation is likely to remain below the Federal Reserve’s policy objective of 2%. However, given the ambiguities surrounding the new administration’s policy decisions, this outlook remains uncertain.
After falling for the better part of 2016, U.S. Treasury bond yields reversed course and were sharply higher during the fourth quarter. Rates on the long end of the yield curve rose more than rates on the short end during the fourth quarter of 2016, with the yield on the two year U.S. Treasury note up 43 basis points (to 1.19%), the yield on the five year Treasury note up 78 basis points (to 1.93%) and the yield on the 10 year Treasury note up 84 basis points (to 2.44%). Short term rates were also higher, with three-month LIBOR ending the year 39 basis points higher (to 1.00%). We expect the rate environment to remain relatively volatile, as the Federal Reserve continues to signal a willingness to increase the Federal Funds rate, and investors wait to see how the new administration’s efforts to increase fiscal stimulus, enact tax reform and provide relief from regulatory burdens unfolds.
During 2016, the performance of Agency RMBS was mixed. Despite underperforming during the fourth quarter, Hybrid ARM Agency RMBS and 15 year fixed-rate Agency RMBS ended the year with positive excess returns, while 30 year fixed-rate Agency RMBS had negative excess returns for both the quarter and the full year. Swap spreads were modestly wider over the course of 2016, with the two year, five year and ten year swap spreads wider by 13.6, 7.0 and 2.75 basis points, respectively. Refinancing activity responded to the higher rate environment and winter seasonal period by slowing materially. The Mortgage Bankers Association refinancing index fell by more than half during the quarter (from 2,380 to 1,132) and ended the year down 11.1%.
Spreads on CMBS and GSE CRT securities tightened materially in the fourth quarter and year over year, reflecting improving real estate prices, strong investor demand and steady financial conditions. Financing markets remained accommodating in the fourth quarter and throughout 2016. Agency RMBS and credit bond repurchase agreements' rates moved higher in the fourth quarter in line with an increase in the Federal Funds rate, and normal year end bank balance sheet pressures. The outlook for Agency RMBS remains mixed, as increased interest rate volatility and the possibility that reinvestment activity by the Federal Reserve may end earlier than expected weighs on the market. On the positive side, low interest rates abroad should support demand for Agency RMBS due to the relatively attractive yield and the implicit U.S. government guarantee.
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
Investment Activities
In 2016, our investment portfolio remained positioned to take advantage of opportunities in both mortgage-backed and credit risk transfer securities and newly originated loans against a backdrop of improving real estate markets.
The table below shows the allocation of our equity as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Agency RMBS	41%	37%
Commercial Credit (1)	32%	33%
Residential Credit (2)	27%	30%
Total	100%	100%

(1)	CMBS, Commercial Loans and $33.3 million of Investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.
Over the past year our allocation of equity to Agency RMBS has increased to 41% and our allocation to residential and commercial credit has decreased to 59%. The shift reflects our strategy of decreasing risk in front of the U.S. Presidential election, Federal Reserve meetings and Brexit negotiations, and creates capacity to invest in credit assets should we see favorable market and asset opportunities.
The table below shows the breakdown of our investment portfolio as of December 31, 2016 and 2015:

$ in thousands	As of December 31,
	2016	2015
Agency RMBS:
15 year fixed-rate, at fair value	3,557,928	1,610,930
30 year fixed-rate, at fair value	2,981,717	4,063,957
Hybrid ARM, at fair value	2,474,301	3,309,525
ARM, at fair value	307,873	426,025
Agency CMO, at fair value	344,041	388,819
Non-Agency RMBS, at fair value	1,995,551	2,692,487
GSE CRT, at fair value	768,200	658,228
CMBS, at fair value	2,551,720	2,915,964
Commercial loans, at amortized cost	273,355	209,062
Investment in unconsolidated ventures	33,301	38,413
Total Investment portfolio	15,287,987	16,313,410
During 2016, we primarily reinvested cash flows from sales and principal repayments into 15 year fixed-rate Agency RMBS. We have been increasing our holdings of 15 year fixed-rate Agency RMBS versus 30 year fixed-rate Agency RMBS to decrease our interest rate risk and further reduce book value volatility. As of December 31, 2016 our holdings of 15 year fixed-rate Agency RMBS represented 23% of our total investment portfolio versus 10% of our total investment portfolio as of December 31, 2015. We have continued to hold certain 30 year fixed-rate Agency RMBS securities that have relatively lower interest rate risk because they are collateralized by mortgages with higher coupons. We expect these securities to prepay more favorably than their applicable cohorts based on their seasoning and collateral attributes. Additionally, we hold Hybrid ARM

Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities ("IOs").
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
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. Our GSE CRT holdings increased modestly over the past twelve months. We view GSE CRT as an attractive asset class based on the strength of the U.S. housing market, the strong performance of reference mortgage loans to date, and potentially compelling relative value.
Our CMBS portfolio generally consists of assets originated during and after 2010 (“CMBS 2.0”). CMBS investments represent approximately 17% of our total investment portfolio as of December 31, 2016.
During 2016, we purchased or originated five new commercial real estate loans. As of December 31, 2016, our commercial real estate loan portfolio includes ten mezzanine loans that we purchased or originated. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 66%, based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on the loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment" of our consolidated financial statements in Part IV, Item 15 of this Report.
New credit risk retention rules for commercial mortgage-backed securities became effective under the Dodd-Frank Wall Street Reform and Consumer Protection Act on December 24, 2016.  The new credit risk retention rules require originators and/or an investor to retain 5% of the fair market value of any new securitizations.  Risk retention can be achieved by the originator or investor retaining a pro-rata portion of the classes of notes and equity (“vertical option”), a horizontal “first-loss” piece which is most subordinate in the capital structure (“horizontal option”) or a combination of the horizontal and vertical options (“L-shaped option”).

The credit risk retention rules allow the sponsor of a transaction to retain at least 5% of the fair market value of the CMBS or sell all or a portion of this amount to a qualified third-party purchaser (“B-piece investor”). There is a minimum five year holding period for the retained investment.  At this point, we think it is possible we could see all of these options eventually adopted by the market.

The new risk retention rules have the potential to increase borrowing costs and limit existing borrower loan re-financing options if the number of market participants, or the level of investor CMBS demand, decreases.  Despite this possibility, we do not expect CMBS issuance to slow materially relevant to 2016 as issuers and investors are making notable strides to adapt their businesses.  As a result, we expect to continue to find attractive opportunities in both new issue and legacy CMBS.  Additionally, our direct lending capabilities position us well to find opportunities in both mezzanine and senior mortgage commercial real estate loan investments.

Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of December 31, 2016 as a percentage of fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
Prime	0.4%	1.5%	4.3%	3.7%	8.0%	2.3%	—%	—%	—%	—%	12.7%	10.1%	1.4%	0.2%	44.6%
Alt-A	—%	0.7%	7.5%	6.4%	7.8%	—%	—%	—%	—%	—%	—%	—%	—%	—%	22.4%
Re-REMIC (1)	—%	—%	—%	—%	0.4%	—%	0.6%	4.4%	8.7%	3.4%	0.7%	—%	—%	—%	18.2%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	2.6%	10.0%	1.9%	—%	14.8%
Total Non-Agency	0.4%	2.2%	11.8%	10.1%	16.5%	2.3%	0.6%	4.4%	8.7%	3.4%	16.0%	20.1%	3.3%	0.2%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	33.8%	39.1%	9.7%	17.4%	100.0%
CMBS	—%	—%	0.1%	0.1%	—%	—%	—%	6.4%	24.3%	14.9%	15.3%	33.4%	5.5%	—%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 7.7% for 2005, 24.0% for 2006 and 68.3% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of December 31, 2016:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	41.4%	California	19.8%	California	14.7%
New York	7.7%	Texas	6.0%	New York	13.9%
Florida	6.3%	New York	4.4%	Texas	10.1%
Virginia	3.6%	Virginia	4.3%	Florida	6.0%
Maryland	3.5%	Florida	4.2%	Pennsylvania	4.6%
New Jersey	3.5%	Illinois	3.9%	Illinois	4.3%
Massachusetts	2.9%	Massachusetts	3.4%	New Jersey	3.7%
Illinois	2.9%	Washington	3.3%	Ohio	3.0%
Washington	2.6%	New Jersey	3.2%	Michigan	3.0%
Texas	2.1%	Colorado	3.2%	Virginia	2.8%
Other	23.5%	Other	44.3%	Other	33.9%
Total	100.0%		100.0%	Total	100.0%
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2016, we had entered into repurchase agreements totaling $11.2 billion (2015: $12.1 billion). The decrease in our repurchase agreement balance was primarily due to a lower overall investment portfolio balance and our strategy of reducing leverage in advance of the U.S. Presidential election and anticipated increase in the Federal Funds interest rate.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of December 31, 2016, IAS Services LLC had $1.65 billion in outstanding secured advances. For the year ended December 31, 2016, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 7.35 years.
On January 12, 2016, new FHFA rules were adopted that exclude captive insurance companies from Federal Home Loan Bank membership. Under the new rules, IAS Services LLC is permitted to remain a member of the Federal Home Loan Bank until February 2021, and the FHLBI is permitted to honor the contractual maturity of our existing advances. Accordingly, we do not expect there to be any impact to our existing FHLBI borrowings under the FHFA Rule.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance outstanding
March 31, 2015	14,883,081	14,785,890	14,883,081
June 30, 2015	14,724,860	14,860,637	14,950,089
September 30, 2015	14,587,131	14,765,282	14,879,873
December 31, 2015	13,776,048	14,286,242	14,730,071
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
December 31, 2016	12,810,669	13,215,697	13,626,829
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of our common stock at the applicable exchange rate at any time prior to the close of business on March 13, 2018. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of our common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of our common stock, equivalent to an exchange price of approximately $20.66 per share.
We have also committed to invest up to $121.6 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of December 31, 2016, $106.1 million of our commitment to these unconsolidated ventures has been called. We are committed to fund an additional $15.5 million in additional capital to fund future investments and to cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of December 31, 2016 and 2015, we had investment related payables of $9.2 million and $167,000, respectively. Our liability balance fluctuates based on our volume of unsettled trades.
We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of December 31, 2016 and 2015, we had investment related receivables of $43.9 million and $154.6 million, respectively. Our receivable balance fluctuates based on our volume of unsettled trades.
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
Hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedges may not match the duration of the related liabilities;

•	our counterparty in the hedging transaction may default on its obligation to pay;

•	the credit quality of our counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of derivatives used for hedging may be adjusted from time-to-time in accordance with accounting rules to reflect changes in fair value.
As of December 31, 2016, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month and three-month LIBOR and effectively fix the floating interest rates on $6.5 billion (2015: $11.5 billion) of borrowings.

During the year ended December 31, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations.
As of December 31, 2016, we have no outstanding interest rate swaptions. As of December 31, 2015, we held $300.0 million in notional amount of fixed receive interest rate swaptions as an asset with a fair value of $0. The swaptions that we held at December 31, 2015 expired unexercised, and we realized a net loss of $1.5 million. We purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of December 31, 2016 and December 31, 2015, we have no outstanding futures contracts. During the year ended December 31, 2015, we sold U.S. Treasury futures contracts of $248.3 million in notional amount and realized a net loss of $943,000. We periodically invest in U.S. Treasury futures to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2016 and December 31, 2015, we have no outstanding to-be-announced securities ("TBAs"). During the year ended December 31, 2015, we settled TBAs of $446.0 million in notional amount and realized a net loss of $2.3 million. When we enter into TBAs, we agree to purchase or deliver in the future Agency RMBS with certain principal and interest terms. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.
As of December 31, 2016, we held $62.3 million (2015: $76.3 million) in notional amount of currency forward contracts as an asset with a fair value of $101,000 (2015: $1.9 million) and a liability with a fair value of $395,000 (2015: $103,000). During the year ended December 31, 2016, we settled currency forward contracts of $307.5 million (2015: $131.0 million) in notional amount and realized a net gain of $12.6 million (2015: $1.2 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.

Book Value per Share
We calculate book value per share as follows:

	Years Ended December 31,
In thousands except per share amounts	2016	2015	2014
Numerator (adjusted equity):
Total equity	2,270,184	2,266,908	2,638,850
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Total adjusted equity	1,975,184	1,971,908	2,343,850

Denominator (number of shares - fully diluted)(1):
Beginning shares - fully diluted	115,045	124,536	125,935
Proceeds from issuance of common stock, net of offering costs	3	13	16
Repurchase of shares of common stock	(2,063)	(9,539)	(1,438)
Stock awards	35	35	23
Ending shares - fully diluted	113,020	115,045	124,536

Book value per common share	17.48	17.14	18.82

(1)	Number of shares - fully diluted includes total common shares outstanding plus Operating Partnership Units convertible into shares of common stock (1,425,000 shares).
Our book value per diluted common share increased in 2016 due to tighter credit spreads, which resulted in an increase in valuations for our residential and commercial credit investments. Although we saw a benefit from credit spreads tightening in 2016, interest rates also rose, causing our Agency RMBS portfolio to decrease in value. The decrease was partially offset by our interest rate hedges. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
The decrease in our book value in 2015 from 2014 was primarily due to the change in valuation of our investment portfolio that is recorded in accumulated other comprehensive income on our consolidated balance sheets. Refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements for the impact of changes in accumulated other comprehensive income on our investment portfolio.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment regarding matters that are uncertain at the time policies were applied and estimates were made. Accounting estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, allowance for loan losses, and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We record our MBS except RMBS IOs, purchased prior to September 1, 2016, as available-for-sale and report them at fair value. RMBS IOs and GSE CRTs are hybrid financial instruments reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio. Further information is provided in Note 2 - "Summary of Significant Accounting Policies" and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities."
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Prior to September 1, 2016, we have also elected the fair value option for our RMBS IOs. We have also previously elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2016, $427.5 million or 2.9% of our MBS and GSE CRT are accounted for under the fair value option. Further information is provided in Note 2 - “Summary of Significant Accounting Policies” and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities”.
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
Interest Income Recognition. Interest income on MBS is accrued based on the outstanding principal or notional balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities. For non-Agency RMBS not of high credit quality, when actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security and the security's yield is revised prospectively.
For Agency RMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Interest income on GSE CRTs purchased prior to August 24, 2015 is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. Interest income on GSE CRTs purchased on or after August 24, 2015 is based on estimated future cash flows.
Prior to the deconsolidation of the Residential Securitizations, interest income from our residential loans was recognized on an accrual basis with the related premiums amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows were updated and a revised yield was computed based on the current amortized cost of the investment.
Interest income from our commercial loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.

Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk. We record all derivatives on our consolidated balance sheets at fair value. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 9 - “Derivatives and Hedging Activities.”
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
In June 2016, the FASB issued an amendment to the guidance on reporting credit losses for assets measured at amortized cost and available-for-sale securities. We are required to adopt the new guidance in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements, as well as available transition methods.
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted at the same period. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.

Results of Operations
The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
In thousands except share amounts	2016	2015	2014
Interest Income
Mortgage-backed and credit risk transfer securities	456,444	523,893	589,499
Residential loans (1)	—	110,908	88,073
Commercial loans	22,238	15,331	9,508
Total interest income	478,682	650,132	687,080
Interest Expense
Repurchase agreements	124,000	166,892	188,699
Secured loans	10,887	6,579	2,576
Exchangeable senior notes	22,467	22,461	22,461
Asset-backed securities (1)	—	82,041	68,159
Total interest expense	157,354	277,973	281,895
Net interest income	321,328	372,159	405,185
Reduction in provision for loan losses	—	(213)	(142)
Net interest income after reduction in provision for loan losses	321,328	372,372	405,327
Other income (loss)
Gain (loss) on investments, net	(17,542)	(18,005)	(84,407)
Equity in earnings of unconsolidated ventures	2,392	12,630	6,786
Gain (loss) on derivative instruments, net	(62,815)	(219,048)	(487,469)
Realized and unrealized credit derivative income (loss), net	61,143	19,782	(2,866)
Other investment income (loss), net	(5,002)	944	(2,045)
Total other income (loss)	(21,824)	(203,697)	(570,001)
Expenses
Management fee — related party	34,541	38,632	37,599
General and administrative	7,265	7,769	9,191
Consolidated securitization trusts (1)	—	8,219	6,076
Total expenses	41,806	54,620	52,866
Net income (loss)	257,698	114,055	(217,540)
Net income (loss) attributable to non-controlling interest	3,287	1,344	(2,482)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	254,411	112,711	(215,058)
Dividends to preferred stockholders	22,864	22,864	17,378
Net income (loss) attributable to common stockholders	231,547	89,847	(232,436)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	2.07	0.74	(1.89)
Diluted	1.98	0.74	(1.89)
Weighted average number of shares of common stock:
Basic	111,973,404	121,377,585	123,104,934
Diluted	130,254,003	122,843,838	124,529,934

(1)
The consolidated statements of operations for years ended December 31, 2015 and 2014 include income and expenses of consolidated VIEs. We deconsolidated these VIEs in 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements for further discussion.

Net Income Summary
For the year ended December 31, 2016, our net income attributable to common stockholders was $231.5 million (2015: $89.8 million net income; 2014: $232.4 million net loss), or $2.07 basic and $1.98 diluted net income per average share available to common stockholders (2015: $0.74 basic and diluted net income per average share available to common stockholders; 2014: $1.89 basic and diluted net loss per average share available to common stockholders).
The change in net income attributable to common stockholders for the year ended December 31, 2016 versus net income attributable to common stockholders for the year ended December 31, 2015 is primarily attributable to realized and unrealized losses on derivative instruments of $62.8 million in 2016 versus a $219.0 million loss in 2015. The change in net income attributable to common stockholders for the year ended December 31, 2016 versus 2015 is also primarily attributable to lower net interest income of $321.3 million in 2016 period versus $372.2 million in 2015. Net interest income in 2016 were lower than in 2015 primarily due to the impact of the deconsolidation of our consolidated residential securitizations ("Residential Securitizations") in December 2015 as discussed below.
Our net income (loss) attributable to common shareholders for the years ended December 31, 2015 and 2014 include interest income, interest expense and securitization trust expenses of our consolidated Residential Securitizations. On December 9, 2015, we completed the sale of certain beneficial interests in our Residential Securitizations and deconsolidated the Residential Securitizations.
The following table summarizes the net income (loss) of the Residential Securitizations excluding the loss on deconsolidation.

	Years ended December 31,
$ in thousands	2015	2014
Interest income - Residential loans	110,908	88,073
Interest expense - Asset-backed securities	82,041	68,159
Net interest income	28,867	19,914
Reduction in provision for loan losses	(213)	(142)
Net interest income after reduction in provision for loan losses	29,080	20,056
Expenses - Consolidated securitization trusts	8,219	6,076
Net income	20,861	13,980
The change in net income attributable to common stockholders for the year ended December 31, 2015 versus net loss attributable to common stockholders for the year ended December 31, 2014 is primarily attributable to lower realized and unrealized losses on derivative instruments and lower losses on sales of investments in 2015.

Interest Income and Average Earning Asset Yield
The table below presents certain information for our average earning assets as of and for the years ended December 31, 2016, 2015 and 2014.

	As of and for the Years Ended
	December 31,
$ in thousands	2016	2015	2014
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	2,722,301	1,698,573	1,450,316
30 year fixed-rate, at amortized cost	3,646,480	4,368,662	5,723,270
ARM, at amortized cost	353,937	446,714	475,401
Hybrid ARM, at amortized cost	2,800,812	3,219,463	2,452,062
Agency-CMO, at amortized cost	375,888	423,409	476,636
Non-Agency RMBS, at amortized cost	2,167,679	2,660,689	3,214,891
GSE CRT, at amortized cost	650,189	665,471	478,929
CMBS, at amortized cost	2,582,003	3,173,737	2,947,733
U.S. Treasury securities, at amortized cost	45,375	—	—
Residential loans, at amortized cost	—	3,198,666	2,473,258
Commercial loans, at amortized cost	265,708	166,150	109,551
Average earning assets	15,610,372	20,021,534	19,802,047
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	1.98%	2.23%	2.66%
30 year fixed-rate	2.72%	2.80%	3.05%
ARM	2.28%	2.30%	2.30%
Hybrid ARM	2.12%	2.13%	2.28%
Agency-CMO	2.47%	3.16%	3.56%
Non-Agency RMBS	4.97%	4.85%	4.91%
GSE CRT (3)	0.98%	0.54%	0.50%
CMBS	4.30%	4.37%	4.47%
U.S. Treasury securities	1.15%	—%	—%
Residential loans	—%	3.47%	3.57%
Commercial loans	8.35%	8.36%	8.56%
Average earning asset yields	3.07%	3.25%	3.47%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)
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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $15.6 billion (2015: $20.0 billion; 2014: $19.8 billion) and earned interest income of $478.7 million (2015: $650.1 million; 2014: $687.1 million) during 2016. The yield on our average investment portfolio was 3.07% (2015: 3.25%; 2014: 3.47%).
Average earning assets and interest income declined during the year ended December 31, 2016 compared to 2015 primarily due to the deconsolidation of our Residential Securitizations in December 2015. The decrease in our earning asset yields for 2016 and 2015 was primarily attributable to portfolio reallocation to lower duration Agency RMBS. Our asset allocation to Agency RMBS increased from 51% as of December 31, 2015 to 63% as of December 31, 2016.
Our average earning assets were relatively unchanged for 2015 compared to 2014. The change in our earning asset yields for 2015 versus 2014 was primarily attributable to portfolio reallocation to lower duration Agency RMBS.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The following tables provide the three month constant prepayment rate for our RMBS and GSE CRTs throughout 2016, 2015 and 2014.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
15 year Agency RMBS	8.9	9.5	10.4	10.2
30 year Agency RMBS	17.6	16.2	13.7	10.8
Agency Hybrid ARM RMBS	20.5	21.7	18.4	12.5
Non-Agency RMBS	17.9	16.5	15.2	11.1
GSE CRT	21.0	17.9	14.0	9.2
Weighted average CPR	16.3	16.1	14.9	11.2

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
15 year Agency RMBS	10.7	13.1	10.7	9.4
30 year Agency RMBS	12.5	14.8	13.9	11.1
Agency Hybrid ARM RMBS	13.9	15.2	17.3	14.2
Non-Agency RMBS	12.5	15.3	14.0	10.3
GSE CRT	10.5	12.6	13.9	9.5
Weighted average CPR	12.6	14.7	14.4	11.4

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
15 year Agency RMBS	11.9	12.9	12.3	9.8
30 year Agency RMBS	11.8	12.0	9.4	7.2
Agency Hybrid ARM RMBS	14.3	13.0	9.4	5.9
Non-Agency RMBS	10.7	11.9	11.2	10.5
GSE CRT	7.7	8.2	4.5	4.3
Weighted average CPR	12.0	12.1	10.0	8.2

We recognized $118.2 million and $117.3 million of net premium amortization during the years ended December 31, 2016 and 2015, respectively, on our RMBS and GSE CRT portfolio. Although weighted average prepayment speeds were higher during the year ended December 31, 2016 than 2015, net premium amortization was relatively constant because of lower average earning assets following share repurchases.
We recognized $117.3 million and $113.9 million of net premium amortization during the years ended December 31, 2015 and 2014, respectively, on our RMBS and GSE CRT portfolio. The increase in net premium amortization compared to 2014 reflects higher premium amortization on Agency securities and lower discount accretion on Non-Agency securities due to faster speeds in 2015 and changes in portfolio composition.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended
	December 31,
$ in thousands	2016	2015	2014
Interest Expense
Interest expense on repurchase agreements outstanding	118,846	100,135	103,523
Amortization of net deferred (gain) loss on de-designated interest rate swaps	5,154	66,757	85,176
Repurchase agreements interest expense	124,000	166,892	188,699
Secured loans	10,887	6,579	2,576
Exchangeable senior notes	22,467	22,461	22,461
Asset-backed securities	—	82,041	68,159
Total interest expense	157,354	277,973	281,895
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
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $5.2 million (2015: $66.8 million; 2014: $85.2 million) during the year ended December 31, 2016. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $25.5 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
Interest expense for our secured loans increased for the year ended December 31, 2016 compared to 2015 primarily due to higher borrowing rates as a result of the December 2015 increase in the Federal Funds interest rate as well as higher average balances. For the year ended December 31, 2016, IAS Services LLC had a weighted average borrowing rate of 0.66% as compared to 0.41% for the year ended December 31, 2015 as well as weighted average borrowings of $1.65 billion compared to $1.6 billion for the year ended December 31, 2015. Interest expense for our secured loans increased for the year ended December 31, 2015 compared to 2014 primarily due to higher average borrowings. For the year ended December 31, 2015, IAS Services LLC had weighted average borrowings of $1.6 billion compared to weighted average borrowings of $707.8 million for the year ended December 31, 2014.
Our total interest expense decreased for the year ended December 31, 2016 compared to 2015 primarily due to an $82.0 million decrease in interest expense on asset-backed securities as a result of the deconsolidation of our Residential Securitizations in December 2015. In addition to the deconsolidation, amortization of net deferred losses on de-designated interest rate swaps decreased by $61.6 million for the year ended December 31, 2016. These decreases were offset by an $18.7 million increase in interest expense on repurchase agreements outstanding due to higher borrowing rates.

The decrease in total interest expense for the year ended December 31, 2015 compared to 2014 is primarily due to an $18.4 million decrease in amortization of net deferred losses on de-designated interest rate swaps offset by a $13.9 million increase in asset-backed securities interest expense. Interest expense on asset-backed securities rose in 2015 due to the consolidation of eleven securitization trusts versus ten securitization trusts in 2014.
The table below presents certain information related to our borrowings and cost of funds as of and for the years ended December 31, 2016, 2015 and 2014.

	As of and for the Years Ended
	December 31,
$ in thousands	2016	2015	2014
Average Borrowings*:
Agency RMBS (1)	8,872,694	9,118,307	9,444,028
Non-Agency RMBS	1,750,730	2,439,849	2,821,132
GSE CRT	459,738	484,414	351,900
CMBS (1)	2,176,963	2,632,338	2,305,970
U.S. Treasury securities	54,882	—	—
Exchangeable senior notes	395,910	393,440	390,989
Asset-backed securities	—	2,774,833	2,174,149
Total borrowed funds	13,710,917	17,843,181	17,488,168
Maximum borrowings during the period (2)	14,381,178	18,416,608	18,202,497
Average Cost of Funds (3):
Agency RMBS (1)	0.69%	0.39%	0.34%
Non-Agency RMBS	1.90%	1.58%	1.54%
GSE CRT	2.14%	1.73%	1.52%
CMBS (1)	1.14%	0.93%	1.11%
U.S. Treasury securities	0.25%	—%	—%
Exchangeable senior notes	5.67%	5.71%	5.74%
Asset-backed securities	—%	2.96%	3.13%
Cost of funds	1.15%	1.56%	1.61%
Effective cost of funds (non-GAAP measure) (4)	1.87%	2.22%	2.27%

*	Average amounts for each period are based on weighted month-end balances.

(1)	Agency RMBS and CMBS average borrowing and average cost of funds include borrowings under repurchase agreements and secured loans.

(2)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(3)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(4)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures".
The change in average borrowed funds and our cost of funds for 2016 versus 2015 was primarily the result of deconsolidation of our Residential Securitizations in December 2015 and a decline in average repurchase agreement borrowings. Average borrowed funds and average cost of funds on asset-backed securities were $2.8 billion and 2.96%, respectively, for the year ended December 31, 2015. In addition, average repurchase agreement borrowings declined by $1.4 billion in 2016 compared to 2015. The change in average borrowed funds for 2015 versus 2014 was primarily the result of a decrease in our average repurchase agreement borrowings for Agency RMBS offset by an increase in average borrowings for asset-backed securities. The decrease in our cost of funds was primarily due to shifting some of our financing for CMBS from repurchase agreement borrowing to secured loans in 2015 versus 2014.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended
	December 31,
$ in thousands	2016	2015	2014
Interest Income
Mortgage-backed and credit risk transfer securities	456,444	523,893	589,499
Residential loans	—	110,908	88,073
Commercial loans	22,238	15,331	9,508
Total interest income	478,682	650,132	687,080
Interest Expense
Interest expense on repurchase agreements outstanding	118,846	100,135	103,523
Amortization of net deferred (gain) loss on de-designated interest rate swaps	5,154	66,757	85,176
Repurchase agreements interest expense	124,000	166,892	188,699
Secured loans	10,887	6,579	2,576
Exchangeable senior notes	22,467	22,461	22,461
Asset-backed securities	—	82,041	68,159
Total interest expense	157,354	277,973	281,895
Net interest income	321,328	372,159	405,185
Our net interest income, which equals interest income less interest expense, for the year ended December 31, 2016, totaled $321.3 million (2015: $372.2 million; 2014: $405.2 million). The decrease in net interest income for the year ended December 31, 2016 compared to 2015 was primarily due lower overall portfolio balance and reinvesting cash flows from repayment of principal and interest on our higher yielding credit assets and 30 year fixed-rate Agency RMBS portfolio into 15 year fixed-rate Agency RMBS. Our net interest rate margin for the year ended December 31, 2016, which equals our average earning asset yields for the period less the average cost of funds for the period, was 1.92% (2015: 1.69%; 2014: 1.86%). The increase in net interest rate margin for 2016 versus 2015 was primarily due to lower amortization of net deferred losses on de-designated interest rate swaps into interest expense.
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
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2016.
Our provision for loan losses for the years ended December 31, 2015 and 2014 was solely for residential loans held-for-investment by consolidated securitization trusts. We did not have a provision for residential loan losses as of December 31, 2016 because we deconsolidated our Residential Securitizations in December 2015.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
$ in thousands	2016	2015	2014
Realized gains and losses on sale of investments	(7,439)	2,232	(76,669)
Other-than-temporary impairment losses	(8,909)	—	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,791)	(558)	(7,738)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	4,598	(56)	—
Net unrealized gains and losses on trading securities	(1)	—	—
Total gain (loss) on deconsolidation of VIEs, net	—	(19,623)	—
Total	(17,542)	(18,005)	(84,407)
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities.
We assess our investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." For additional information regarding our assessment analysis of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements.
We recorded $8.9 million in other-temporary-impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities for the year ended December 31, 2016. We did not record any OTTI for the years ended December 31, 2015 and 2014.
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
Equity in Earnings of Unconsolidated Ventures
For the year ended December 31, 2016, we recorded equity in earnings of unconsolidated ventures of $2.4 million (2015: $12.6 million; 2014: $6.8 million). Equity in earnings of unconsolidated ventures decreased $10.2 million in 2016 compared to 2015 primarily due to lower realized and unrealized gains on underlying portfolio investments than in the 2015 period.
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
We record all derivatives on our consolidated balance sheets at fair value. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to any derivative contracts entered into after January 1, 2014. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations. Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations.
The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2016, 2015 and 2014:

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)

$ in thousands	Year ended December 31, 2014
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

As of December 31, 2016 and 2015, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	December 31, 2016				December 31, 2015
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	6,500,000	2.14%	0.79%	4.64	9,850,000	2.07%	0.36%	3.65

(1)	Excludes $1.6 billion of notional amounts for interest rate swaps with forward start dates of February 2016, May 2016 and June 2016.
During the year ended December 31, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations, our contractual net interest expense decreased from $184.4 million in 2015 to $104.8 million in 2016.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
$ in thousands	2016	2015	2014
GSE CRT embedded derivative coupon interest	24,343	24,822	17,536
Gain (loss) on settlement of GSE CRT embedded derivatives	(6,017)	(2,184)	—
Change in fair value of GSE CRT embedded derivatives	42,817	(4,227)	(21,495)
Credit Default Swap ("CDS") premium income	—	723	1,351
Realized gain (loss) on settlement of CDS	—	1,044	—
Change in fair value of CDS	—	(396)	(258)
Total	61,143	19,782	(2,866)
During the year ended December 31, 2016, we recorded an unrealized gain on the change in the fair value of our GSE
CRT embedded derivatives compared to an unrealized loss in the year ended December 31, 2015. The increase in the value of our GSE CRT holdings during the year ended December 31, 2016 primarily resulted from broad credit spread tightening, increasing market demand for floating rate securities and positive rating actions by two nationally recognized statistical rating organizations.

During the year ended December 31, 2015, we recorded a $4.2 million loss compared to a $21.5 million loss in 2014. The change in the fair value of GSE CRT embedded derivatives during the year ended December 31, 2015 primarily resulted from credit spreads generally tightening in the first half of the year and credit spreads generally widening in the second half of the year, ending the year with a modest decrease in prices as compared to the beginning of the year.
We terminated our sole CDS contract in October 2015 in exchange for a payment to us of $1 million.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and foreign exchange rate gains and losses related to commercial loan investments denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
$ in thousands	2016	2015	2014
FHLBI dividend income	3,185	2,819	701
Gain (loss) on foreign currency transactions, net	(8,187)	(1,875)	(2,746)
Total	(5,002)	944	(2,045)

We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own.
We incurred foreign currency losses on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the year ended December 31, 2016 due to the significant decline in the Pound Sterling/ U.S. Dollar foreign exchange rate over the last twelve months. Foreign currency losses for the year ended December 31, 2015 and 2014 relate to a foreign currency loan which prepaid in the second quarter 2015. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we recognized net gains of $10.6 million, $2.3 million and $2.8 million, respectively, on our currency forward contracts.
Expenses
For the year ended December 31, 2016, we incurred management fees of $34.5 million (2015: $38.6 million; 2014: $37.6 million), which are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2016 compared to 2015 due to (i) a cumulative one-time adjustment of $2.3 million related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality and (ii) the full year impact of shares repurchased in the second half of 2015 and first quarter of 2016. We repurchased 9.5 million shares of common stock in the second half of 2015 and 2.1 million shares of common stock in the first quarter of 2016.
The increase in 2015 management fees of $1.0 million compared to 2014 is primarily due to the full year impact of our September 2014 Series B Preferred Stock offering and the impact of the July 2015 change in our management fee calculation, which was partially offset by distributions in excess of earnings and the repurchase of 9.5 million shares of common stock in the second half of 2015. Refer to Note 12 – “Related Party Transactions” of our consolidated financial statements for a discussion of our relationship with our Manager and a description of how our management fees are calculated.
For the year ended December 31, 2016, our general and administrative expenses not covered under our management agreement amounted to $7.3 million (2015: $7.8 million; 2014: $9.2 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, organization expenses associated with our consolidated securitization trusts and miscellaneous general and administrative costs. During 2015, we incurred expenses for third party consulting, accounting, auditing and legal fees of approximately $950,000 related to the restatement of our financial statements. During 2014, we incurred approximately $1.0 million of offering costs related to our consolidated Residential Securitizations. Excluding restatement-related expenses in 2015 and residential securitization offering costs in 2014, general and administrative expenses decreased approximately $1.4 million in 2015 primarily due to lower legal and transaction costs associated with new commercial loans in 2015 and higher income tax expense associated with our taxable REIT subsidiary in 2014.
We deconsolidated our Residential Securitizations in December 2015 and therefore did not incur any consolidated securitization trust expenses in 2016. For the year ended December 31, 2015, consolidated securitization trust expenses totaled $8.2 million (2014: $6.1 million). Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated Residential Securitizations. Prior to the deconsolidation, we consolidated eleven Residential Securitizations as of December 31, 2015 and ten Residential Securitizations as of December 31, 2014. The $2.1 million increase in securitization trust expenses for the year ended December 31, 2015 is primarily due to the full year impact of Residential Securitizations consolidated in 2014.

Net Income (Loss) after Preferred Dividends and Return on Average Equity
For the year ended December 31, 2016, our net income after preferred dividends was $234.8 million (2015: $91.2 million net income; 2014: $234.9 million net loss) and our annualized income on average equity was 11.50% (2015: 3.91% income; 2014: 9.72% loss).
For the year ended December 31, 2016, the change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $62.8 million in 2016 versus $219.0 million in 2015. For the year ended December 31, 2016, we recognized unrealized gains for the change in fair value of our interest rates swaps of $100.5 million compared to unrealized losses of $554,000 for the year ended December 31, 2015. In addition, during the year ended December 31, 2016, we recognized amortization of net deferred losses on de-designated interest rate swaps previously recognized in other comprehensive income of $5.2 million versus $66.8 million in 2015.
For the year ended December 31, 2015, the change in net income (loss) after preferred dividends and return on average equity was primarily attributable to realized and unrealized losses on derivatives instruments of $219.0 million in 2015 versus $487.5 million in 2014. For the year ended December 31, 2015, we recognized unrealized losses for the change in fair value of our interest rates swaps of $554,000 compared to unrealized losses of $223.9 million for the year ended December 31, 2014. In addition, during the year ended December 31, 2015, we recognized amortization of net deferred losses on de-designated interest rate swaps previously recognized in other comprehensive income of $66.8 million versus $85.2 million in 2014.
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, earning asset yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio. Certain prior period U.S. GAAP and non-GAAP financial measures have been revised to correct immaterial errors in accounting for premiums and discounts on non-Agency RMBS not of high credit quality. For further information, see Note 17 - "Revision of Previously Issued Financial Statements" of our consolidated financial statements in Part IV, Item 15. of this Report.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2016	2015	2014
Net income (loss) attributable to common stockholders	231,547	89,847	(232,436)
Adjustments:
(Gain) loss on investments, net	17,542	18,005	84,407
Realized (gain) loss on derivative instruments, net (1)	57,943	44,272	72,187
Unrealized (gain) loss on derivative instruments, net (1)	(99,932)	(9,597)	215,499
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(36,800)	6,411	21,495
(Gain) loss on foreign currency transactions, net (3)	8,187	1,875	2,746
Amortization of net deferred loss on de-designated interest rate swaps (4)	5,154	66,757	85,176
Subtotal	(47,906)	127,723	481,510
Cumulative adjustments attributable to non-controlling interest	653	(1,461)	(5,500)
Core earnings attributable to common stockholders	184,294	216,109	243,574
Basic earnings (loss) per common share	2.07	0.74	(1.89)
Core earnings per share attributable to common stockholders (5)	1.65	1.78	1.98

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2016	2015	2014
Realized gain (loss) on derivative instruments, net	(57,943)	(44,272)	(72,187)
Unrealized gain (loss) on derivative instruments, net	99,932	9,597	(215,499)
Contractual net interest expense	(104,804)	(184,373)	(199,783)
Gain (loss) on derivative instruments, net	(62,815)	(219,048)	(487,469)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2016	2015	2014
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	36,800	(6,411)	(21,495)
GSE CRT embedded derivative coupon interest	24,343	24,822	17,536
Unrealized gain (loss) on CDS contract	—	648	(258)
CDS premium fee income	—	723	1,351
Realized and unrealized credit derivative income (loss), net	61,143	19,782	(2,866)

(3)	U.S. GAAP other investment income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2016	2015	2014
FHLBI dividend income	3,185	2,819	701
Gain (loss) on foreign currency transactions, net	(8,187)	(1,875)	(2,746)
Other investment income (loss), net	(5,002)	944	(2,045)

(4)	U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2016	2015	2014
Interest expense on repurchase agreements outstanding	118,846	100,135	103,523
Amortization of net deferred (gain) loss on de-designated interest rate swaps	5,154	66,757	85,176
Repurchase agreements interest expense	124,000	166,892	188,699

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the year ended December 31, 2016 decreased from 2015 primarily due to lower overall portfolio balance and reinvesting cash flows from repayment of principal and interest on our higher yielding credit assets and 30 year fixed-rate Agency RMBS portfolio into 15 year fixed-rate Agency RMBS. Our average earning assets decreased from $20.0 billion for the year ended December 31, 2015 to $15.6 billion for the year ended December 31, 2016.

Core earnings for the year ended December 31, 2015 decreased compared to 2014 primarily due to lower effective interest rate margin for the year ended December 31, 2015. Our effective interest rate margin for the year ended December 31, 2015 was 1.15% as compared to 1.29% for the year ended December 31, 2014.

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for net interest expense on our interest rate swaps that is recorded in gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest expense on our interest rate swaps that is recorded as gain (loss) on derivative instruments, the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreement interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2016		2015		2014
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	478,682	3.07%	650,132	3.25%	687,080	3.47%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	24,343	0.15%	24,822	0.12%	17,536	0.09%
Effective interest income	503,025	3.22%	674,954	3.37%	704,616	3.56%
Our effective interest income and effective yield for the year ended December 31, 2016 decreased from 2015 primarily due to the deconsolidation of our Residential Securitizations in December 2015. Interest income and average earning asset yield on residential loans was $110.9 million and 3.47% for the year ended December 31, 2015. In addition, our yield on average earning assets declined from 3.25% in 2015 to 3.07% in 2016. Our effective interest income and effective yield decreased for the year ended December 31, 2015 compared to 2014 was primarily attributable to portfolio reallocation to lower duration Agency RMBS.
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2016		2015		2014
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	157,354	1.15%	277,973	1.56%	281,895	1.61%
Less: Amortization of net deferred loss on de-designated interest rate swaps	(5,154)	(0.04)%	(66,757)	(0.37)%	(85,176)	(0.48)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	104,804	0.76%	184,373	1.03%	199,783	1.14%
Effective interest expense	257,004	1.87%	395,589	2.22%	396,502	2.27%

Our effective interest expense and effective cost of funds for the year ended December 31, 2016 decreased from 2015 primarily due to (i) the deconsolidation of our Residential Securitizations in December 2015, and (ii) a decrease in net interest expense on interest rate swaps. The impacts of the deconsolidation of our Residential Securitizations and lower interest rate swap expense were partially offset by an $18.7 million increase in interest expense on repurchase agreements outstanding due to higher borrowing rates. We incurred $82.0 million of interest expense on asset-backed securities issued by the Residential Securitizations for the year ended December 31, 2015. We did not incur any interest expense on asset-backed securities for the year ended December 31, 2016. Net interest expense on interest rate swaps decreased from $184.4 million for the year ended December 31, 2015 to $104.8 million for the year ended December 31, 2016 because we repositioned our hedging portfolio commencing in the first quarter of 2016. During the year ended December 31, 2016, we terminated swaps with a notional amount of $5.0 billion. The terminated swaps were predominately maturing in 2016 and offered little protection from rising rates. Additionally, our average earning assets and average repurchase agreement borrowings had decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging.
Our effective interest expense was relatively unchanged for the year ended December 31, 2015 compared to 2014. Our effective cost of funds decreased in 2015 versus 2014 primarily due to shifting some of our financing for purchases of our CMBS from repurchase agreement borrowing to secured loans in 2015.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2016		2015		2014
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	321,328	1.92%	372,159	1.69%	405,185	1.86%
Add: Amortization of net deferred loss on de-designated interest rate swaps	5,154	0.04%	66,757	0.37%	85,176	0.48%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	24,343	0.15%	24,822	0.12%	17,536	0.09%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(104,804)	(0.76)%	(184,373)	(1.03)%	(199,783)	(1.14)%
Effective net interest income	246,021	1.35%	279,365	1.15%	308,114	1.29%
Effective net interest income decreased from $279.4 million for the year ended December 31, 2015 to $246.0 million for the year ended December 31, 2016. The decrease in effective net interest income was primarily due to maturity and paydowns of high yielding assets, a lower overall portfolio balance and portfolio reallocation from 30 year fixed-rate Agency RMBS to 15 year fixed-rate Agency RMBS. The increase in effective interest rate margin for the year ended December 31, 2016 versus 2015 was primarily due to lower contractual net interest expense on interest rate swaps in the 2016 period. Net interest expense on interest rate swaps decreased because we repositioned our hedging portfolio commencing in the first quarter of 2016.
The decline in effective net interest income and effective interest rate margin in 2015 versus 2014 was primarily driven by lower net interest income attributable to portfolio reallocation to lower duration Agency RMBS.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our targeted assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2016 and December 31, 2015. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
December 31, 2016

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	9,665,860	2,763,751	2,858,376	—	15,287,987
Cash and cash equivalents (3)	76,067	49,582	36,139	—	161,788
Derivative assets, at fair value (4)	3,085	—	101	—	3,186
Other assets	179,931	9,381	63,465	500	253,277
Total assets	9,924,943	2,822,714	2,958,081	500	15,706,238

Repurchase agreements	8,148,220	2,067,731	944,718	—	11,160,669
Secured loans (5)	500,150	—	1,149,850	—	1,650,000
Exchangeable senior notes	—	—	—	397,041	397,041
Derivative liabilities, at fair value	133,832	—	396	—	134,228
Other liabilities	52,047	21,389	14,791	5,889	94,116
Total liabilities	8,834,249	2,089,120	2,109,755	402,930	13,436,054

Total equity (allocated)	1,090,694	733,594	848,326	(402,430)	2,270,184
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(306,656)	402,430	95,774
Collateral pledged against secured loans	(585,504)	—	(1,346,078)	—	(1,931,582)
Secured loans	500,150	—	1,149,850	—	1,650,000
Equity related to repurchase agreement debt	1,005,340	733,594	345,442	—	2,084,376
Debt-to-equity ratio (7)	7.9	2.8	2.5	NA	5.8
Repurchase agreement debt-to-equity ratio (8)	8.1	2.8	2.7	NA	5.4

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2015

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes	Total
Investments	9,799,257	3,350,714	3,163,439	—	16,313,410
Cash and cash equivalents (3)	23,484	16,586	13,129	—	53,199
Derivative assets, at fair value (4)	6,795	—	1,864	—	8,659
Other assets	316,072	9,780	66,189	—	392,041
Total assets	10,145,608	3,377,080	3,244,621	—	16,767,309

Repurchase agreements	8,389,643	2,565,515	1,170,890	—	12,126,048
Secured loans (5)	472,983	—	1,177,017	—	1,650,000
Exchangeable senior notes	—	—	—	394,573	394,573
Derivative liabilities, at fair value	238,045	—	103	—	238,148
Other liabilities	46,165	22,540	17,038	5,889	91,632
Total liabilities	9,146,836	2,588,055	2,365,048	400,462	14,500,401

Total equity (allocated)	998,772	789,025	879,573	(400,462)	2,266,908
Adjustments to calculate repurchase agreement debt-to-equity:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(250,522)	400,462	149,940
Collateral pledged against secured loans	(558,894)	—	(1,390,805)	—	(1,949,699)
Secured loans	472,983	—	1,177,017	—	1,650,000
Equity related to repurchase agreement debt	912,861	789,025	415,263	—	2,117,149
Debt-to-equity ratio (7)	8.9	3.3	2.7	NA	6.3
Repurchase agreement debt-to-equity ratio (8)	9.2	3.3	2.8	NA	5.7

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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

We held cash and cash equivalents of $161.8 million at December 31, 2016 (2015: $53.2 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales.
Our operating activities provided net cash of approximately $329.7 million for the year ended December 31, 2016 (2015: $358.6 million; 2014: $379.7 million). Cash provided by operating activities decreased due to the decline in our average assets during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Cash provided by operating activities decreased due to the decline in our average assets during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Our investing activities provided net cash of $949.0 million for the year ended December 31, 2016 (2015: provided net cash of $1.2 billion; 2014: used net cash of $912.4 million). During the year ended December 31, 2016 we utilized cash to purchase $2.7 billion of MBS and GSE CRT securities. In addition, during the year ended December 31, 2016 we originated or purchased commercial loans of $87.2 million. Cash used to fund these purchases was more than offset by proceeds from MBS and GSE CRT sales of $1.0 billion, principal payments from MBS and GSE CRT securities of $2.6 billion and principal repayments from commercial loans held-for investment of $15.0 million.
During the year ended December 31, 2015 we utilized cash to purchase $2.4 billion of MBS and GSE CRT securities and $372.3 million of residential loans. In addition, during the year ended December 31, 2015, we originated or purchased commercial loans of $158.0 million. Cash used to fund these purchases was more than offset by proceeds from MBS and GSE CRT sales of $907.2 million, principal payments from MBS and GSE CRT securities of $2.6 billion and principal payments from residential loans held-for-investment of $549.6 million and principal repayments from commercial loans held-for investment of $92.8 million.
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
Our financing activities used net cash of $1.2 billion for the year ended December 31, 2016 (2015: used net cash of $1.7 billion; 2014: provided net cash of $486.3 million). Our financing activities for the year ended December 31, 2016 primarily consisted of net principal repayments on our repurchase agreements of $966.8 million. In addition, we paid dividends and distributions of $204.5 million and repurchased 2.1 million shares of common stock for $25.0 million.
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
Our financing activities for the year ended December 31, 2014 primarily consisted of net principal repayments on our repurchase agreements of $1.8 billion, offset by net proceeds from our secured FHLBI advances of $1.25 billion, net proceeds from ABS issued by securitization trusts of $1.3 billion; and net proceeds of $149.9 million from our Series B Preferred Stock offering. In addition, we paid dividends and distributions of $264.5 million and repurchased $1.4 million shares of common stock for $21.1 million.
As of December 31, 2016, our wholly-owned subsidiary, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. As of December 31, 2016, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $585.5 million, respectively.
As of December 31, 2016, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the “haircut”) under our repurchase agreements was 5.0% for Agency RMBS, 20.6% for non-Agency RMBS, 25.3% for GSE CRT, and 18.7% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 4% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 23% to a high of 30% for GSE CRT, and a low of 15% to a high of 25% for CMBS. Our effective cost of funds (non-GAAP measure) was 1.87% and 2.22% as of December 31, 2016 and 2015, respectively. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 5.8x as of December 31, 2016 (2015: 6.3x). We have reduced our debt-to-equity ratio over the last twelve months.

In December 2011, our board of directors approved a share repurchase program with no stated expiration date. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the year ended December 31, 2016, we repurchased 2,063,451 (2015: 9,539,251) shares of our common stock at an average repurchase price of $12.12 (2015: $13.17) per share for a net cost of $25.0 million (2015: $125.6 million), including acquisition expenses. As of December 31, 2016, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program.
Effective April 1, 2016, we replaced our dividend reinvestment stock purchase plan ("DRSPP") with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of our transfer agent, Computershare Trust Company. Prior to termination, we issued 3,201 (2015:12,945) shares of common stock in 2016 at an average price of $11.08 (2015: $14.75) with total proceeds of approximately $35,000 (2015: $191,000). No shares of common stock were issued under the waiver feature of the DRSPP.
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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 12 – “Related Party Transactions” of our consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” of our consolidated financial statements for details of our reimbursements to our Manager.
As of December 31, 2016, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	11,160,669	11,160,669	—	—	—
Secured loans	1,650,000	—	—	400,000	1,250,000
Exchangeable senior notes	400,000	—	400,000	—	—
Total contractual obligations (1)	13,210,669	11,160,669	400,000	400,000	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments.
As of December 31, 2016, we have approximately $21.5 million, $30.0 million and $91.9 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $121.6 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2016, $106.1 million of our commitment has been called. We are committed to fund $15.5 million in additional capital to fund future investments and to cover future expenses should they occur.
As of December 31, 2016, we have unfunded commitments on our existing commercial loans of $9.7 million (2015: $2.1 million).
Stockholders’ Equity
During the year ended December 31, 2016, we issued 3,201 (2015:12,945) shares of common stock at an average price of $11.08 (2015: $14.75) under the DRSPP. We received total proceeds of approximately $35,000 (2015: $191,000).
During the year ended December 31, 2016, we repurchased 2,063,451 (2015: 9,539,251) shares of our common stock at an average repurchase price of $12.12 (2015: $13.17) per share for a net cost of $25.0 million (2015: $125.6 million), including acquisition expenses. As of December 31, 2016, we had authority to purchase 18,239,082 shares of our common stock through this program.
Share-Based Compensation
We have authorized 1,000,000 shares of common stock for issuance to our independent directors and the executive officers and employees of our Manager and its affiliates under the terms of our 2009 Equity Incentive Plan (the “Incentive Plan”). Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2016, 825,641 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $340,000 (2015: $340,000; 2014: $282,000) related to awards to our independent directors for the year ended December 31, 2016. During the year ended December 31, 2016, we issued 25,068 shares (2015: 23,776 shares; 2014: 14,632 shares) of common stock pursuant to the Incentive Plan to our independent directors.

The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $100,000 (2015: $219,000; 2014: $290,000) for the year ended December 31, 2016 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the terms of our management agreement. At December 31, 2016 there was approximately $187,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 38 months, with a weighted-average remaining vesting period of 15 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2016.

	Year Ended December 31,
	2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	40,814	$17.29
Shares granted during the year	21,099	11.28
Shares forfeited during the year	(27,193)	14.43
Shares vested during the year	(15,913)	17.66
Unvested at the end of the year	18,807	$14.37

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") at the end of each calendar quarter in 2016. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the period ended December 31, 2016. Consequently, we believe we met the REIT income and asset test as of December 31, 2016. We also met all REIT requirements regarding the ownership of our common stock and the distribution of dividends of our net income as of December 31, 2016. Therefore, as of December 31, 2016, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under

Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2016, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value and our liquidity and could cause us to sell assets and to change our investment strategy in order to maintain liquidity and preserve book value.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(20.86)%	(1.43)%
+0.50%	(5.81)%	(0.53)%
-0.50%	3.04%	0.83%
-1.00%	(7.38)%	1.15%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2016. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report dated February 21, 2017, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2016 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2017 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information About the Board and Its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 81-129 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 78 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 76 of this Report.
Item 16. Form 10-K Summary.
Not applicable.

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

3.3
Articles Supplementary of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014.

3.4	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed with the SEC on July 23, 2012.

4.3
Specimen 7.75% Series B Fixed-to-Floating Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014.

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

10.5
Second Amendment to Management Agreement, dated as of July 1, 2015, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015.

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

10.8	Second Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated September 8, 2014.

§ 10.9	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2016.

§ 10.10	Amendment No. 1 to Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

§ 10.11	Form of Restricted Common Stock Award Agreement, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8.

§ 10.12	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed with the SEC on March 24, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Richard J. King pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard J. King pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate	129

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Invesco Mortgage Capital Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Invesco Mortgage Capital Inc.

We have audited the accompanying consolidated balance sheet of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2015 and 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Iselin, New Jersey
February 22, 2016 (Except for Note 17 - Revision of Previously Issued Financial Statements, which is as of February 21, 2017)

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
In thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $14,422,198 and $15,553,934, respectively)	14,981,331	16,065,935
Commercial loans, held-for-investment	273,355	209,062
Cash and cash equivalents	161,788	53,199
Due from counterparties	86,450	110,009
Investment related receivable	43,886	154,594
Accrued interest receivable	46,945	50,779
Derivative assets, at fair value	3,186	8,659
Other assets	109,297	115,072
Total assets	15,706,238	16,767,309
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	11,160,669	12,126,048
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	397,041	394,573
Derivative liabilities, at fair value	134,228	238,148
Dividends and distributions payable	50,924	51,734
Investment related payable	9,232	167
Accrued interest payable	21,066	21,604
Collateral held payable	1,700	4,900
Accounts payable and accrued expenses	1,534	2,376
Due to affiliate	9,660	10,851
Total liabilities	13,436,054	14,500,401
Commitments and contingencies (See Note 16)
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,594,595 and 113,619,471 shares issued and outstanding, respectively	1,116	1,136
Additional paid in capital	2,379,863	2,407,372
Accumulated other comprehensive income	293,668	318,624
Retained earnings (distributions in excess of earnings)	(718,303)	(771,313)
Total stockholders’ equity	2,241,560	2,241,035
Non-controlling interest	28,624	25,873
Total equity	2,270,184	2,266,908
Total liabilities and equity	15,706,238	16,767,309
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
In thousands except share amounts
Interest Income
Mortgage-backed and credit risk transfer securities	456,444	523,893	589,499
Residential loans (1)	—	110,908	88,073
Commercial loans	22,238	15,331	9,508
Total interest income	478,682	650,132	687,080
Interest Expense
Repurchase agreements	124,000	166,892	188,699
Secured loans	10,887	6,579	2,576
Exchangeable senior notes	22,467	22,461	22,461
Asset-backed securities (1)	—	82,041	68,159
Total interest expense	157,354	277,973	281,895
Net interest income	321,328	372,159	405,185
Reduction in provision for loan losses	—	(213)	(142)
Net interest income after reduction in provision for loan losses	321,328	372,372	405,327
Other income (loss)
Gain (loss) on investments, net	(17,542)	(18,005)	(84,407)
Equity in earnings of unconsolidated ventures	2,392	12,630	6,786
Gain (loss) on derivative instruments, net	(62,815)	(219,048)	(487,469)
Realized and unrealized credit derivative income (loss), net	61,143	19,782	(2,866)
Other investment income (loss), net	(5,002)	944	(2,045)
Total other income (loss)	(21,824)	(203,697)	(570,001)
Expenses
Management fee — related party	34,541	38,632	37,599
General and administrative	7,265	7,769	9,191
Consolidated securitization trusts (1)	—	8,219	6,076
Total expenses	41,806	54,620	52,866
Net income (loss)	257,698	114,055	(217,540)
Net income (loss) attributable to non-controlling interest	3,287	1,344	(2,482)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	254,411	112,711	(215,058)
Dividends to preferred stockholders	22,864	22,864	17,378
Net income (loss) attributable to common stockholders	231,547	89,847	(232,436)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	2.07	0.74	(1.89)
Diluted	1.98	0.74	(1.89)
Weighted average number of shares of common stock:
Basic	111,973,404	121,377,585	123,104,934
Diluted	130,254,003	122,843,838	124,529,934

(1)
The consolidated statements of operations for the years ended December 31, 2015 and 2014 include income and expenses of consolidated variable interest entities ("VIEs"). We deconsolidated these VIEs in 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
In thousands
Net income (loss)	257,698	114,055	(217,540)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(37,632)	(191,053)	420,761
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	6,134	(7,484)	77,898
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	5,154	66,757	85,176
Currency translation adjustments on investment in unconsolidated venture	128	(32)	—
Total other comprehensive income (loss)	(26,216)	(131,812)	583,835
Comprehensive income (loss)	231,482	(17,757)	366,295
Less: Comprehensive (income) loss attributable to non-controlling interest	(2,939)	245	(4,188)
Less: Dividends to preferred stockholders	(22,864)	(22,864)	(17,378)
Comprehensive income (loss) attributable to common stockholders	205,679	(40,376)	344,729
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,600,000	135,356	—	—	124,510,246	1,245	2,552,464	(128,318)	(184,632)	2,376,115	27,120	2,403,235
Net income (loss)	—	—	—	—	—	—	—	—	(215,058)	(215,058)	(2,482)	(217,540)
Other comprehensive income (loss)	—	—	—	—	—	—	—	577,165	—	577,165	6,670	583,835
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	15,505	—	256	—	—	256	—	256
Proceeds from issuance of preferred stock, net of offering costs	—	—	6,200,000	149,860	—	—	—	—	—	149,860	—	149,860
Repurchase of shares of common stock	—	—	—	—	(1,438,213)	(14)	(21,116)	—	—	(21,130)	—	(21,130)
Stock awards	—	—	—	—	22,916	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(240,041)	(240,041)	—	(240,041)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Preferred stock dividends	—	—	—	—	—	—	—	—	(17,378)	(17,378)	—	(17,378)
Amortization of equity-based compensation	—	—	—	—	—	—	526	—	—	526	6	532
Balance at December 31, 2014	5,600,000	135,356	6,200,000	149,860	123,110,454	1,231	2,532,130	448,847	(657,109)	2,610,315	28,535	2,638,850
Net income (loss)	—	—	—	—	—	—	—	—	112,711	112,711	1,344	114,055
Other comprehensive income (loss)	—	—	—	—	—	—	—	(130,223)	—	(130,223)	(1,589)	(131,812)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	12,945	—	191	—	—	191	—	191
Repurchase of shares of common stock	—	—	—	—	(9,539,251)	(95)	(125,500)	—	—	(125,595)	—	(125,595)
Stock awards	—	—	—	—	35,323	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(204,051)	(204,051)	—	(204,051)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,423)	(2,423)
Preferred stock dividends	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	551	—	—	551	6	557
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	113,619,471	1,136	2,407,372	318,624	(771,313)	2,241,035	25,873	2,266,908
Net income (loss)	—	—	—	—	—	—	—	—	254,411	254,411	3,287	257,698
Other comprehensive income (loss)	—	—	—	—	—	—	—	(25,868)	—	(25,868)	(348)	(26,216)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	35,374	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(178,537)	(178,537)	—	(178,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Preferred stock dividends	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	434	—	—	434	6	440
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	(2,998)	912	—	(2,086)	2,086	—
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	257,698	114,055	(217,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	118,248	117,288	113,932
Amortization of residential loans and asset-backed securities premiums (discounts), net	—	(656)	2,761
Amortization of commercial loan origination fees	(302)	(91)	(9)
Reduction in provision for loan losses	—	(213)	(142)
Unrealized (gain) loss on derivative instruments, net	(99,932)	(9,597)	215,499
Unrealized (gain) loss on credit derivatives, net	(42,817)	4,623	21,753
(Gain) loss on investments, net	17,542	18,005	84,407
Realized (gain) loss on derivative instruments, net	57,943	44,272	72,187
Realized (gain) loss on credit derivatives, net	6,017	1,140	—
Equity in earnings of unconsolidated ventures	(2,392)	(12,630)	(6,786)
Amortization of equity-based compensation	440	557	532
Amortization of deferred securitization and financing costs	2,468	3,146	3,013
Amortization of net deferred losses on de-designated interest rate swaps	5,154	66,757	85,176
Non-cash interest income capitalized in commercial loans	—	—	(768)
(Gain) loss on foreign currency transactions, net	8,260	1,964	2,718
Changes in operating assets and liabilities:
Decrease in operating assets	3,966	5,660	2,473
Increase (decrease) in operating liabilities	(2,578)	4,305	456
Net cash provided by operating activities	329,715	358,585	379,662
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(2,660,925)	(2,352,380)	(4,339,442)
Purchase of U.S. Treasury securities	(403,105)	—	—
Proceeds from sale of U.S. Treasury securities	524,478	—	—
(Contributions) distributions (from) to investments in unconsolidated ventures, net	7,632	18,183	7,191
Change in other assets	623	(12,875)	(52,500)
Principal payments from mortgage-backed and credit risk transfer securities	2,580,695	2,602,138	1,909,632
Proceeds from sale of mortgage-backed and credit risk transfer securities	1,034,295	907,155	3,266,040
Payments on sale of credit derivatives	(6,017)	(1,140)	—
Payment of premiums for interest rate swaptions	—	(1,486)	(10,328)
Payments for termination of futures, forwards, swaps, swaptions and TBAs, net	(56,458)	(33,945)	(48,913)
Purchase of residential loans held-for-investment	—	(372,305)	(1,816,638)
Principal payments from residential loans held-for-investment	—	549,565	255,662
Principal payments from commercial loans held-for-investment	15,000	92,796	399
Origination and advances of commercial loans, net of origination fees	(87,202)	(157,963)	(83,483)
Net cash provided by (used in) investing activities	949,016	1,237,743	(912,380)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	35	191	256
Repurchase of common stock	(25,000)	(125,595)	(21,130)
Proceeds from (cost of) issuance of preferred stock	—	(36)	149,896
Due from counterparties	29,445	(53,830)	(54,679)
Collateral held payable	(3,200)	(9,990)	(32,014)
Proceeds from repurchase agreements	127,056,247	140,861,204	141,072,770
Principal repayments of repurchase agreements	(128,023,042)	(142,357,783)	(142,901,817)
Proceeds from asset-backed securities	—	336,077	1,525,905
Principal repayments of asset-backed securities	—	(518,150)	(236,210)
Proceeds from secured loans	125,000	2,325,000	2,835,247
Principal repayments on secured loans	(125,000)	(1,925,000)	(1,585,247)
Payments of deferred offering costs	(136)	—	(2,199)
Payments of dividends and distributions	(204,491)	(239,361)	(264,528)
Net cash provided by (used in) financing activities	(1,170,142)	(1,707,273)	486,250
Net change in cash and cash equivalents	108,589	(110,945)	(46,468)
Cash and cash equivalents, beginning of period	53,199	164,144	210,612
Cash and cash equivalents, end of period	161,788	53,199	164,144
Supplement Disclosure of Cash Flow Information
Interest paid	146,840	211,414	193,275
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(31,498)	(198,537)	498,659
Dividends and distributions declared not paid	50,924	51,734	61,757
Net change in investment related payable (receivable)	115,304	(131,440)	457,643
Repurchase agreements, not settled	(1,416)	(50)	49
Collateral held payable, not settled	—	—	(5,794)
Change in due from counterparties	(5,886)	1,425	(1,425)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, “we”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) as its sole general partner. As of December 31, 2016 we owned 98.7% of the Operating Partnership and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
We primarily invest in:

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
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986 commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits exclusion from the "Investment Company" definition under the Investment Company Act of 1940.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and our controlled subsidiaries. During the period from January 1, 2014 through December 9, 2015, the consolidated financial statements also include the results of operations of certain residential loan securitization trusts (the "Residential Securitizations") that meet the definition of a variable interest entity ("VIE"). On December 9, 2015, we completed the sale of certain beneficial interests in the Residential Securitizations and deconsolidated the Residential Securitizations. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation and deconsolidation of the Residential Securitizations.
Revision of Previously Issued Financial Statements
During the second quarter of 2016, we corrected errors in our accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. We concluded that the errors are immaterial to each of the annual and interim consolidated financial statements which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and our interim report on Form 10-Q for the quarter ended March 31, 2016. We have corrected our financial statements for previous periods included in this filing on Form 10-K and will correct our previously issued financial statements for these errors as the financial statements are presented in future periodic filings.
Refer to Note 17 - "Revision of Previously Issued Financial Statements" for additional details.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed and credit risk transfer securities, allowance for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in other investment income (loss), net on the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we incurred foreign currency losses of $8.2 million, $1.9 million and $2.7 million on the revaluation of our commercial loan investments denominated in Pound Sterling.
Our reporting currency is U.S. dollars. Upon consolidation, the assets and liabilities of our investment in an unconsolidated venture whose functional currency is the Euro is translated to U.S. dollars using the period-end exchange rates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the investment in the unconsolidated venture are recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity.
We generally hedge interest rate and foreign currency exposure with derivative financial instruments. Refer to Note 9 - "Derivatives and Hedging Activities" for further information.
Fair Value Measurements
We report our mortgage-backed and credit risk transfer securities and derivative assets and liabilities at fair value as determined by an independent pricing service. We generally obtain one price per instrument from our primary pricing service. If the primary pricing service cannot provide a price, we will seek a value from other pricing services.
The pricing service uses two types of valuation approaches to determine the valuation of our various mortgage-backed and credit risk transfer securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. In instances where sufficient market activity may not exist, the pricing service may utilize proprietary valuation models that may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics to estimate relevant cash flows, which are then discounted to calculate the fair values. Observable inputs may include a combination of benchmark yields, executed trades, broker/dealer quotes, issuer spreads, bids, offers and benchmark securities. In addition, the valuation models utilized by pricing services may consider additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. We and the pricing service continuously monitor market indicators and economic events to determine whether they may have an impact on our valuations.
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
Overrides of prices from pricing services are rare in the current market environment for the assets we hold. Examples of instances that would cause an override include if we recently traded the same security or there is an indication of market activity that would cause the pricing service price to no longer be indicative of fair value. In the rare instance where a price is adjusted, we have a control process to monitor the reason for such adjustment.
To gain comfort that pricing service prices are representative of current market information, we compare the transaction prices of security purchases and sales to the valuation levels provided by the pricing services. Price differences exceeding pre-defined tolerance levels are identified and investigated and may be challenged. Trends are monitored over time and if there are indications that the valuations are not comparable to market activity, the pricing services are asked to provide detailed information regarding their methodology and inputs. Transparency tools are also available from the pricing services which help us understand data points and/or market inputs used for pricing securities.

We also review daily price movements for interest rate swaps, interest rate swaptions, U.S. Treasury futures, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
In addition, we perform due diligence procedures on all pricing services on at least an annual basis. A questionnaire is sent to pricing services which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each pricing service's office.
As described in Note 11 - "Fair Value of Financial Instruments," we evaluate the source used to fair value our assets and liabilities and make a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security. Transfers between levels, if any, are determined at the end of the reporting period.
Mortgage-Backed and Credit Risk Transfer Securities
All of our mortgage-backed securities ("MBS") and GSE CRTs are reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
We record our purchases of MBS and GSE CRTs on the trade date. Although we generally intend to hold most of our MBS and GSE CRTs until maturity, we may sell any of its mortgage-backed and credit risk transfer securities as part of our overall management of our investment portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Prior to September 1, 2016, we had also elected the fair value option for our RMBS interest-only securities (“RMBS IOs”). RMBS IOs are hybrid financial instruments that contain embedded derivatives. Under the fair value option, changes in fair value are recognized in our consolidated statements of operations. In our view, this election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments.
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
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. GSE CRTs are hybrid financial instruments that contain embedded derivatives. Coupon payments on the securities are based on LIBOR, and principal payments are based on prepayments, losses and defined credit events in a reference pool of mortgage loans that collateralize Agency RMBS. We elected the fair value option for these securities due to the complexities associated with bifurcation of GSE CRTs into a debt host contract and an embedded derivative. Under the fair value option, changes in fair value for GSE CRTs are recognized in our consolidated statements of operations.
GSE CRTs purchased prior to August 24, 2015 are also reported at fair value but are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity, until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported in stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations.
Our interest income recognition policies for MBS and GSE CRTs is described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.
We consider our portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For non-Agency RMBS, GSE CRTs and CMBS, we do not rely on ratings from third party agencies to determine the credit quality of the investment. We use internal models that analyze the loans underlying each security and evaluates factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. We place reliance on these internal models in determining credit quality.
While non-Agency RMBS, GSE CRTs and CMBS with expected future losses would generally be purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. We therefore evaluate each security in an unrealized loss position for other-than-temporary impairment at least quarterly.
The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) our intent to sell the security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost and (ii) the financial condition and near-term prospects of recovery in fair value of the security. This includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
We recognize in earnings and reflect as a reduction in the cost basis of the security the amount of any other-than-temporary impairment related to credit losses or impairments on securities that we intend to sell or for which it is more likely than not that we will need to sell before recoveries. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of consolidated stockholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.
Commercial Loans Held-For-Investment
We carry commercial loans held-for-investment at amortized cost, net of any allowance for loan losses. An individual loan is considered impaired when it is deemed probable that the Company will not be able to recover its investment and any other anticipated future payments. We generally consider the following factors in evaluating whether a commercial loan is impaired:

•	Loan-to-value ratios;

•
The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other factors we consider relevant, including, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

•
Economic trends, both macroeconomic as well as those directly affecting the properties associated with the loans, and the supply and demand trends in the market in which the subject property is located; and

•	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.
When an individual commercial loan is deemed to be impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, we reduce the carrying value to the estimated fair value of the collateral, with a corresponding charge to provision for loan losses on our consolidated statements of operations.
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal or notional balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities. For non-Agency

RMBS not of high credit quality, when actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security and the security's yield is revised prospectively.
For Agency RMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Credit Risk Transfer Securities
Interest income on GSE CRTs purchased prior to August 24, 2015 is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the GSE CRT debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. Interest income on GSE CRTs purchased on or after August 24, 2015 is based on estimated future cash flows.
Residential Loans
Prior to the deconsolidation of the Residential Securitizations, we recognized interest income from residential loans held by our consolidated VIEs on an accrual basis and amortized the related premiums and discounts into interest income using the effective interest method over the weighted average life of these loans. In estimating the weighted average life of these loans, there were a number of assumptions that were subject to estimation, including the rate and timing of principal payments, defaults, loss severity given default and other factors. Coupon interest was recognized as revenue when earned and deemed collectible or until a loan became more than 90 days past due, at which point the loan was placed on nonaccrual status. Interest previously accrued for loans that had been placed on non-accrual status was reversed against interest income in the period the loan was placed in nonaccrual status. Residential loans delinquent more than 90 days or in foreclosure were characterized as delinquent. Cash principal and interest that was advanced from servicers after a loan becomes greater than 90 days past due was recorded as a liability due to the servicer. When a delinquent loan previously placed on nonaccrual status had cured, meaning all delinquent principal and interest had been remitted by the borrower, the loan was placed back on accrual status.
Commercial Loans
We recognize interest income from commercial loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related origination fees, net of origination cost are amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2016, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring the counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with our counterparties as collateral for our derivatives and repurchase agreements. Collateral held payable represents cash posted with us by counterparties as collateral under our derivatives and repurchase agreements. To the extent we receive collateral other than cash from its counterparties, such assets are not included in our consolidated balance sheets. Notwithstanding the foregoing, if we either sell such assets or pledge the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the consolidated balance sheets.

Investments in Unconsolidated Ventures
Our non-controlling investments in unconsolidated ventures are included in other assets in our consolidated balance sheets and are accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities are allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
Repurchase Agreements
We finance our purchases of mortgage-backed and credit risk transfer securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
We record the mortgage-backed and credit risk transfer securities and the related repurchase agreement financing on a gross basis in our consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in our consolidated statements of operations.
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
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of our common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as units of limited partnership interest in the Operating Partnership ("OP Units"), exchangeable debt, and unvested restricted stock and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Share-Based Compensation
We adopted an equity incentive plan under which our independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly stock awards. In addition, we may compensate the officers and employees of our Manager and its affiliates under this equity incentive plan pursuant to the management agreement.
Share-based compensation arrangements include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. For awards to our independent directors, compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of the equity or liability instruments issued on the date of grant. Compensation related to stock awards to employees of our Manager and its affiliates is recorded at the estimated fair value of the award over the vesting period of the award. We make an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award is earned.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with our common and preferred stock offerings are reflected as a reduction of additional paid-in-capital and preferred stock, respectively.
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS purchased prior to September 1, 2016 and the debt host contract associated with GSE CRTs purchased prior to August 24, 2015; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on our MBS purchased prior to September 1, 2016 and the debt host contract associated with GSE CRTs purchased prior to August 24, 2015 are reclassified into net income upon their sale or termination.
Accounting for Derivative Financial Instruments
We record all derivatives on our consolidated balance sheets at fair value. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations. Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations.
Prior to 2014, we applied hedge accounting to our interest rate swap agreements. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As long as we expect the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) to still occur, the balance recorded in accumulated other comprehensive income (loss) (“AOCI”) from the interest rate swap activity up through December 31, 2013 will remain in AOCI and be recognized in our consolidated statements of operations as interest expense over the remaining term of the interest rate swaps.
We may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under U.S. GAAP.
We are a party to hybrid financial instruments that contain embedded derivative instruments. For securities that we did not elect the fair value option, we assess at inception, whether the economic characteristics of the embedded derivative instruments are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument is remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument is not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the debt host contract. The embedded derivative is recorded at fair value, and changes in fair value are recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations.
We evaluate the terms and conditions of our holdings of swaptions, futures contracts, currency forward contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly swaptions, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
Income Taxes
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions to our common stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
Our dividends paid deduction for qualifying dividends to our stockholders is computed using our REIT taxable income as opposed to net income reported on the consolidated financial statements. REIT taxable income will generally differ from net income because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2016, 2015 and 2014.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.

Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on net income or equity attributable to common stockholders.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
Effective December 31, 2016, we adopted the newly issued accounting guidance that requires management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. The newly issued guidance solely relates to financial statement disclosures and does not impact our financial condition, results of operations or cash flows.
Effective January 1, 2016, we adopted the newly issued accounting guidance for categorization of investments within the fair value hierarchy that are measured using the net asset value (“NAV”) practical expedient. We adopted the accounting standard on a retrospective basis. The newly issued guidance solely relates to financial statement disclosures and does not impact our financial condition, results of operations or cash flows.
Effective January 1, 2016, we adopted the newly issued accounting guidance for presentation of debt issuance costs. Under the new standard, debt issuance costs are required to be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability. We adopted the accounting standard on a retrospective basis, which required the restatement of our December 31, 2015 balance sheet. The adoption resulted in a $5.4 million reduction in exchangeable senior notes and a corresponding reduction in other assets.
Effective January 1, 2016, we adopted the newly issued accounting guidance for reporting entities that are required to determine whether they should consolidate certain legal entities. We did not consolidate or deconsolidate any legal entities as a result of implementing the new guidance.
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
In June 2016, the FASB issued an amendment to the guidance on reporting credit losses for assets measured at amortized cost and available-for-sale securities. We are required to adopt the new guidance in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements, as well as available transition methods.
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.
Note 3 – Variable Interest Entities
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2016 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency RMBS	1,995,551	1,995,551
CMBS	2,551,720	2,551,720
Investments in unconsolidated ventures	33,301	33,301
Total	4,580,572	4,580,572
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.
On December 9, 2015, we completed the sale of certain beneficial interests (the "Securities") in the Residential Securitizations for $69.0 million (the "Transaction"). The Securities sold included the most subordinated classes of asset-backed securities issued by the Residential Securitizations. As a result of the Transaction, we no longer have the power to direct the activities of the Residential Securitizations through default oversight rights and therefore are no longer the primary beneficiary of the Residential Securitizations. We do not manage the Residential Securitizations or serve as or appoint the loan servicer for the Residential Securitizations. Our risk with respect to each investment in a Residential Securitization was limited to our direct ownership in the Residential Securitization. The residential loans owned by the Residential Securitizations were held solely to satisfy the liabilities of the Residential Securitizations, and the investors in the asset-backed securities issued by the Residential Securitizations had no recourse to the Company.
We deconsolidated the assets and liabilities of the Residential Securitizations as of the date of the Transaction. The following table summarizes the amounts deconsolidated from the consolidated balance sheet.

$ in thousands	As of December 9, 2015
Residential loans, held-for-investment	3,181,662
Accrued interest receivable	9,889
Deferred securitization and financing costs	4,347
Total assets	3,195,898
Accrued interest and accrued expenses payable	11,413
Asset-backed securities	2,740,797
Total liabilities	2,752,210
The deconsolidation of the Residential Securitizations did not qualify for presentation and disclosure as discontinued operations. We recorded a loss of $19.6 million on deconsolidation of the Residential Securitizations in our consolidated statement of operations as gain (loss) on investments, net. The following table presents the components of the loss on deconsolidation of VIEs.

$ in thousands	As of December 9, 2015
Gain (loss) related to derecognition of Residential Securitizations, net	(13,260)
Gain (loss) related to remeasurement of retained interest, net	3,068
Gain (loss) on sale of the securities, net	(9,431)
Total gain (loss) on deconsolidation of VIEs, net	(19,623)
The following table summarizes the net income (loss) of the Residential Securitizations excluding the loss on deconsolidation.

	Years ended December 31,
$ in thousands	2015	2014
Interest income - Residential loans	110,908	88,073
Interest expense - Asset-backed securities	82,041	68,159
Net interest income	28,867	19,914
Reduction in provision for loan losses	(213)	(142)
Net interest income after reduction in provision for loan losses	29,080	20,056
Expenses - Consolidated securitization trusts	8,219	6,076
Net income	20,861	13,980

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our MBS and GSE CRT portfolio by asset type at December 31, 2016 and 2015.

December 31, 2016
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,460,625	151,526	3,612,151	(54,223)	3,557,928	3.11%	2.19%	1.99%
30 year fixed-rate	2,780,806	185,521	2,966,327	15,390	2,981,717	4.37%	2.61%	2.57%
ARM*	301,900	2,520	304,420	3,453	307,873	2.69%	2.59%	2.16%
Hybrid ARM	2,423,152	42,360	2,465,512	8,789	2,474,301	2.70%	2.52%	2.02%
Total Agency pass-through (4)	8,966,483	381,927	9,348,410	(26,591)	9,321,819	3.37%	2.42%	2.20%
Agency-CMO(5)	1,712,120	(1,368,916)	343,204	837	344,041	2.16%	3.08%	2.07%
Non-Agency RMBS(6)(7)(8)	3,838,314	(1,934,269)	1,904,045	91,506	1,995,551	2.21%	5.22%	5.22%
GSE CRT(9)(10)	707,899	24,320	732,219	35,981	768,200	2.38%	1.51%	1.24%
CMBS(11)(12)	3,050,747	(559,857)	2,490,890	60,830	2,551,720	3.80%	4.21%	4.17%
Total	18,275,563	(3,456,795)	14,818,768	162,563	14,981,331	3.05%	3.05%	2.87%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2016 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period 2.87% was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of our investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 4.3% of principal/notional balance, 4.3% of amortized cost and 4.2% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 85.5% of principal/notional balance, 26.8% of amortized cost and 27.1% of fair value.

(6)	Non-Agency RMBS held by us is 45.5% variable rate, 47.2% fixed rate and 7.3% floating rate based on fair value.

(7)	Of the total discount in non-Agency RMBS, $252.5 million is non-accretable based on estimated future cash flows of the securities.

(8)	Non-Agency RMBS includes interest-only securities, which represent 43.5% of the principal/notional balance, 1.5% of amortized cost and 1.3% of fair value.

(9)
We have elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 19.2% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(10)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(11)	CMBS includes interest-only securities which represent 20.3% of principal/ notional balance, 0.8% of amortized cost and 0.9% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.

December 31, 2015
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain, net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	1,527,877	72,389	1,600,266	10,664	1,610,930	3.72%	2.47%	2.40%
30 year fixed-rate	3,796,091	249,285	4,045,376	18,581	4,063,957	4.24%	2.81%	2.85%
ARM*	417,424	4,625	422,049	3,976	426,025	2.72%	2.58%	2.26%
Hybrid ARM	3,240,967	63,324	3,304,291	5,234	3,309,525	2.73%	2.56%	2.22%
Total Agency pass-through	8,982,359	389,623	9,371,982	38,455	9,410,437	3.54%	2.65%	2.53%
Agency-CMO(4)	1,774,621	(1,386,284)	388,337	482	388,819	2.23%	4.29%	3.42%
Non-Agency RMBS(5)(6)(7)	4,965,978	(2,363,799)	2,602,179	90,308	2,692,487	2.20%	5.11%	4.90%
GSE CRT(8)(9)	657,500	22,593	680,093	(21,865)	658,228	1.32%	0.72%	0.62%
CMBS(10)	3,429,655	(558,749)	2,870,906	45,058	2,915,964	3.95%	4.30%	4.35%
Total	19,810,113	(3,896,616)	15,913,497	152,438	16,065,935	3.08%	3.31%	3.16%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of December 31, 2015 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2015 and incorporates future prepayment and loss assumptions but excludes changes in anticipated interest rates.

(3)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of our investments. All yields are annualized.

95

(4)
Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities ("Agency IO"), which represent 84.4% of principal/ notional balance, 27.5% of amortized cost and 27.6% of fair value.

(5)	Non-Agency RMBS held by us is 48.4% variable rate, 45.2% fixed rate, and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $281.6 million is non-accretable based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 42.1% of principal/notional balance, 1.3% of amortized cost and 1.3% of fair value.

(8)
We have elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 1.9% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(9)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(10)	CMBS includes interest-only securities and commercial real estate mezzanine loan pass-through certificates, which represent 0.9% and 0.7% of the balance based on fair value, respectively.
The following table summarizes our non-Agency RMBS portfolio by asset type as of December 31, 2016 and 2015.

$ in thousands	December 31, 2016	% of Non-Agency	December 31, 2015	% of Non-Agency
Prime	889,658	44.6%	1,081,428	40.2%
Alt-A	447,213	22.4%	544,306	20.2%
Re-REMIC	364,301	18.2%	663,853	24.7%
Subprime/reperforming	294,379	14.8%	402,900	14.9%
Total Non-Agency	1,995,551	100.0%	2,692,487	100.0%
The following table summarizes the credit enhancement provided to our re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of December 31, 2016 and 2015.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2016	December 31, 2015
0% - 10%	17.6%	11.0%
10% - 20%	7.4%	5.6%
20% - 30%	13.5%	12.7%
30% - 40%	15.7%	20.8%
40% - 50%	27.0%	32.8%
50% - 60%	16.1%	13.3%
60% - 70%	2.7%	3.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 34.2% of our Re-REMIC holdings are not senior tranches.

The components of the carrying value of our MBS and GSE CRT portfolio at December 31, 2016 and 2015 are presented below.

$ in thousands	December 31, 2016	December 31, 2015
Principal/ notional balance	18,275,563	19,810,113
Unamortized premium	476,314	495,539
Unamortized discount	(3,933,109)	(4,392,155)
Gross unrealized gains	302,099	303,890
Gross unrealized losses	(139,536)	(151,452)
Fair value	14,981,331	16,065,935

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2016 and 2015.

$ in thousands	December 31, 2016	December 31, 2015
Less than one year	121,076	427,678
Greater than one year and less than five years	6,719,923	6,237,547
Greater than or equal to five years	8,140,332	9,400,710
Total	14,981,331	16,065,935
The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

December 31, 2016	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,781,777	(66,506)	127	65,964	(1,556)	17	2,847,741	(68,062)	144
30 year fixed-rate	747,719	(15,409)	45	547,763	(18,004)	27	1,295,482	(33,413)	72
ARM	120,540	(326)	9	1,091	(7)	1	121,631	(333)	10
Hybrid ARM	1,356,687	(9,922)	99	252	(4)	2	1,356,939	(9,926)	101
Total Agency pass through (1)	5,006,723	(92,163)	280	615,070	(19,571)	47	5,621,793	(111,734)	327
Agency-CMO(2)	163,114	(3,812)	28	22,792	(952)	3	185,906	(4,764)	31
Non-Agency RMBS	287,647	(7,861)	42	497,863	(6,671)	36	785,510	(14,532)	78
GSE CRT(3)	—	—	—	35,935	(969)	3	35,935	(969)	3
CMBS(4)	401,016	(6,733)	36	47,219	(804)	6	448,235	(7,537)	42
Total	5,858,500	(110,569)	386	1,218,879	(28,967)	95	7,077,379	(139,536)	481

(1)	Amounts disclosed include Agency RMBS with a fair value of $149.7 million for which the fair value option has been elected. Such securities have unrealized losses of $4.0 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.0 million and unrealized losses on CMO of $1.7 million.

(3)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.

(4)	Amounts disclosed include CMBS with a fair value of $13.9 million for which the fair value option has been elected. Such securities have unrealized losses of $613,000.

December 31, 2015	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	600,480	(8,081)	33	77,506	(1,482)	6	677,986	(9,563)	39
30 year fixed-rate	776,065	(14,827)	32	1,120,391	(39,497)	47	1,896,456	(54,324)	79
ARM	200,863	(501)	11	—	—	—	200,863	(501)	11
Hybrid ARM	1,913,872	(17,082)	111	—	—	—	1,913,872	(17,082)	111
Total Agency pass through	3,491,280	(40,491)	187	1,197,897	(40,979)	53	4,689,177	(81,470)	240
Agency-CMO(1)	166,754	(3,296)	14	9,118	(6,934)	9	175,872	(10,230)	23
Non-Agency RMBS	872,575	(7,286)	66	316,010	(10,699)	20	1,188,585	(17,985)	86
GSE CRT(2)	340,116	(10,050)	16	120,877	(13,605)	7	460,993	(23,655)	23
CMBS	1,224,985	(17,328)	85	31,533	(784)	2	1,256,518	(18,112)	87
Total	6,095,710	(78,451)	368	1,675,435	(73,001)	91	7,771,145	(151,452)	459

(1)	Fair value includes unrealized losses on Agency IO of $8.3 million and unrealized losses on CMO of $1.9 million.

(2)
Fair value includes unrealized losses on both the debt host contract and the embedded derivative. Amounts disclosed include GSE CRT with a fair value of $12.4 million for which the fair value option has been elected. Such securities have unrealized losses of $56,000.

Gross unrealized losses on our Agency RMBS and CMO were $111.7 million and $1.7 million, respectively, at December 31, 2016. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at December 31, 2016, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and CMBS were $26.1 million at December 31, 2016. We do not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds and market fluctuations. These investment securities are included in our assessment for other-than-temporary-impairment on a quarterly basis.
We assess our investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
We recorded $8.9 million in other-temporary-impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities for the year ended December 31, 2016. As we had previously elected the fair value option for RMBS interest-only securities, the OTTI was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the consolidated statement of operations. As of December 31, 2016, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table presents the changes in OTTI included in earnings for the year ended December 31, 2016. We did not record any OTTI for the years ended December 31, 2015 and 2014.

Year Ended December 31,
$ in thousands	2016
Cumulative credit loss at the beginning of the period	—
Additions:
Other-than-temporary impairments not previously recognized	8,909
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—
Cumulative credit loss at the end of the period	8,909

The following table summarizes the changes in accumulated other comprehensive income (loss) related to our GSE CRT debt host contracts and available-for-sale MBS for the years ended December 31, 2016, 2015 and 2014. We reclassify unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when we sell our investments.
The table excludes MBS and GSE CRTs that are accounted for under the fair value option.

	Years Ended December 31,
$ in thousands	2016	2015	2014
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	177,799	376,336	(122,323)
Unrealized gain (loss) on MBS and GSE CRT	(37,632)	(191,053)	420,761
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	6,134	(7,484)	77,898
Balance at end of period	146,301	177,799	376,336
The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
$ in thousands	2016	2015	2014
Gross realized gain on sale of investments	14,196	13,346	19,114
Gross realized loss on sale of investments	(21,635)	(11,114)	(95,783)
Other-than-temporary impairment losses	(8,909)	—	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,791)	(558)	(7,738)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	4,598	(56)	—
Net unrealized gains and losses on trading securities	(1)	—	—
Total gain (loss) on investments, net (1)	(17,542)	1,618	(84,407)
(1) Balance as of December 31, 2015 excludes the loss on deconsolidation of VIEs of $19.6 million. Refer to Note 3 - "Variable Interest Entities" for further discussion.
The following table presents components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2016, 2015 and 2014. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2016
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency	346,783	(116,991)	229,792
Non-Agency	94,206	13,529	107,735
GSE CRT	9,575	(3,192)	6,383
CMBS	122,636	(11,536)	111,100
Other	1,492	(58)	1,434
Total	574,692	(118,248)	456,444

For the Year ended December 31, 2015
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	372,610	(121,170)	251,440
Non-Agency	110,885	18,287	129,172
GSE CRT	6,681	(3,088)	3,593
CMBS	149,977	(11,322)	138,655
Other	1,028	5	1,033
Total	641,181	(117,288)	523,893

For the Year ended December 31, 2014
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	403,403	(106,116)	297,287
Non-Agency	135,178	22,694	157,872
GSE CRT	5,428	(3,014)	2,414
CMBS	159,363	(27,496)	131,867
Other	59	—	59
Total	703,431	(113,932)	589,499

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of December 31, 2016 and 2015 that we purchased or originated.
December 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	10	273,666	(311)	273,355	8.14%	1.60
Total	10	273,666	(311)	273,355	8.14%	1.60
December 31, 2015

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	6	210,769	(1,707)	209,062	7.97%	1.75
Total	6	210,769	(1,707)	209,062	7.97%	1.75

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and we did not record an allowance for commercial loan losses as of December 31, 2016 and 2015 based on our analysis of credit quality factors as discussed in Note 2 - Summary of Significant Accounting Policies".

Note 6 – Other Assets
The following table summarizes our other assets as of December 31, 2016 and 2015:

$ in thousands	December 31, 2016	December 31, 2015
FHLBI stock	74,250	75,375
Investments in unconsolidated ventures	33,301	38,413
Prepaid expenses and other assets	1,746	1,284
Total	109,297	115,072
IAS Services LLC, our wholly-owned subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in FHLBI. The stock is recorded at cost.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 16 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of our borrowings at December 31, 2016 and 2015. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	8,148,220	0.93%	32
Non-Agency RMBS	1,519,859	2.06%	28
GSE CRT	547,872	2.25%	16
CMBS	944,718	1.86%	16
Total Repurchase Agreements	11,160,669	1.23%	30
Secured Loans	1,650,000	0.74%	2,682
Exchangeable Senior Notes(1)	400,000	5.00%	439
Total Borrowings	13,210,669	1.28%	373

$ in thousands	December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	8,389,643	0.65%	24
Non-Agency RMBS	2,077,240	1.68%	32
GSE CRT	488,275	1.91%	19
CMBS	1,170,890	1.49%	23
Total Repurchase Agreements	12,126,048	0.96%	25
Secured Loans	1,650,000	0.55%	2,937
Exchangeable Senior Notes(1)	400,000	5.00%	805
Total Borrowings	14,176,048	1.02%	386

(1)
The carrying value of exchangeable senior notes is $397.0 million and $394.6 million as of December 31, 2016 and 2015, respectively. The carrying value is net of debt issuance costs of $3.0 million and $5.4 million as of December 31, 2016 and 2015, respectively.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of December 31,
2017	11,160,669
2018	400,000
2019	—
2020	300,000
2021	100,000
Thereafter	1,250,000
Total	13,210,669

The following tables summarize certain characteristics of our repurchase agreements and secured loans at December 31, 2016 and 2015.

December 31, 2016
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,401,966	11.2%	1,468,793
ING Financial Market LLC	1,142,200	8.9%	1,216,492
Royal Bank of Canada	1,098,631	8.6%	1,293,336
Industrial and Commercial Bank of China Financial Services LLC	707,616	5.5%	748,503
Mitsubishi UFJ Securities (USA), Inc.	703,382	5.5%	740,404
Pierpont Securities LLC	681,853	5.3%	717,663
South Street Securities LLC	675,660	5.3%	713,330
Goldman, Sachs & Co.	486,430	3.8%	623,400
Scotia Capital	479,105	3.7%	500,578
JP Morgan Securities Inc.	477,947	3.7%	554,494
KGS-Alpha Capital Markets, L.P.	441,541	3.4%	475,858
Citigroup Global Markets Inc.	427,185	3.3%	534,875
E D & F Man Capital Markets Inc	405,615	3.2%	430,896
Guggenheim Liquidity Services, LLC	356,149	2.8%	377,030
Natixis, New York Branch	336,202	2.6%	362,432
Societe Generale	325,393	2.5%	427,200
BNP Paribas Securities Corp.	307,641	2.4%	346,484
All other repurchase agreement counterparties (2)	706,153	5.4%	912,536
Total Repurchase Agreement Counterparties	11,160,669	87.1%	12,444,304
Secured Loans Counterparty:
FHLBI	1,650,000	12.9%	1,931,582
Total	12,810,669	100.0%	14,375,886

(1)	Amounted pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2015
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,566,747	11.4%	1,611,020
Royal Bank of Canada	1,148,480	8.3%	1,383,839
ING Financial Market LLC	1,050,548	7.6%	1,112,102
South Street Securities LLC	799,783	5.8%	838,600
Pierpont Securities LLC	786,623	5.7%	814,804
Industrial and Commercial Bank of China Financial Services LLC	695,933	5.1%	730,941
Mitsubishi UFJ Securities (USA), Inc.	627,383	4.6%	657,201
JP Morgan Securities Inc.	622,665	4.5%	728,502
Citigroup Global Markets Inc.	585,632	4.3%	725,882
Scotia Capital	576,137	4.2%	598,343
BNP Paribas Securities Corp.	474,053	3.4%	530,584
Wells Fargo Securities, LLC	463,673	3.4%	551,667
Goldman, Sachs & Co.	428,799	3.1%	552,549
KGS-Alpha Capital Markets, L.P.	380,286	2.8%	400,758
Banc of America Securities LLC	380,520	2.8%	442,801
Morgan Stanley & Co. Incorporated	273,124	2.0%	320,484
Guggenheim Liquidity Services, LLC	265,709	1.9%	279,345
All other counterparties (2)	999,953	7.1%	1,180,866
Total Repurchase Agreement Counterparties:	12,126,048	88.0%	13,460,288
Secured Loans Counterparty:
FHLBI	1,650,000	12.0%	1,949,699
Total	13,776,048	100.0%	15,409,987

(1)	Amounted pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amount outstanding with nine counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at December 31, 2016.
Our repurchase agreement collateral ratio (MBS and GSE CRT pledged as collateral/Amount Outstanding) was 112% as of December 31, 2016 (December 31, 2015: 111%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances.
As of December 31, 2016, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. These secured advances have fixed or floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2016, IAS Services LLC had weighed average borrowings of $1.65 billion with a weighted average borrowing rate of 0.66% and a weighted average maturity of 7.35 years.
The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature beyond February 2021 are prohibited. As permitted by the FHFA Rule, the FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021. We do not expect there to be any impact to our existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI.
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. The Notes are reported on our consolidated balance sheets net of debt issuance costs. Debt issuance costs are amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the Notes.
The terms of the Notes are governed by an indenture (the “Indenture”) by and among the wholly-owned subsidiary, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2013. The Notes may be exchanged for shares of our common stock at the applicable exchange rate at any time prior to the close of business on March 13, 2018. The initial exchange rate for each $1,000 aggregate principal amount of the Notes is 42.0893 shares of our common stock, equivalent to an exchange price of approximately $23.76 per share, and the maximum exchange rate is 48.4027 shares of our common stock, equivalent to an exchange price of approximately $20.66 per share. The initial and maximum exchange rates of the Notes are subject to adjustment in certain events. The Notes have not been registered under the Securities Act of 1933. Under the registration rights agreement between the initial purchasers of the Notes and us, we filed a prospectus supplement in August 2013 registering for resale 605,034 shares of common stock issuable upon exchange of the Notes. We may be required to register additional shares of common stock issuable upon exchange of the Notes at the request of holders as required by the registration rights agreement. Accrued interest payable on the Notes was approximately $5.9 million as of December 31, 2016 (2015: $5.9 million).

Note 8 – Collateral Positions
The following table summarizes the fair value of collateral that we have pledged under our repurchase agreements, secured loans and interest rate swaps as of December 31, 2016 and 2015. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Cash collateral pledged is classified as due from counterparties on our consolidated balance sheets.

$ in thousands	December 31, 2016	December 31, 2015
Repurchase Agreements:
Agency RMBS	8,654,233	8,827,976
Non-Agency RMBS	1,887,550	2,563,877
GSE CRT	734,212	640,828
CMBS	1,168,309	1,427,607
Cash	—	710
Total repurchase agreement collateral pledged	12,444,304	13,460,998
Secured Loans:
Agency RMBS	585,504	558,894
CMBS	1,346,078	1,390,805
Total secured loans collateral pledged	1,931,582	1,949,699
Interest Rate Swaps:
Agency RMBS	46,312	143,947
Cash	86,450	109,299
Total interest rate swaps collateral pledged	132,762	253,246
Total collateral pledged:
Mortgage-backed and GSE CRT securities	14,422,198	15,553,934
Cash	86,450	110,009
	14,508,648	15,663,943
The following table summarizes the fair value of collateral that we hold under our interest rate swaps as of December 31, 2016 and 2015. Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held would be recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2016 and 2015, we did not recognize any non-cash collateral held.

$ in thousands	December 31, 2016	December 31, 2015
Interest Rate Swaps:
Cash	1,700	4,900
Non-cash collateral	536	—
Total collateral held	2,236	4,900
Repurchase Agreements
Collateral posted with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value as determined by a pricing service agreed to by the respective lender and us. We would be required to provide additional collateral or fund margin calls if the value of pledged assets declines. We intend to maintain a level of liquidity that will enable us to meet margin calls.

Secured Loans
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules. Collateral posted with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral or fund margin calls if the value of pledged assets declines.
Interest Rate Swaps
Collateral posted with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap arrangements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by the Chicago Mercantile Exchange ("CME") through a Futures Commission Merchant. Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value.  The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.  Centrally cleared swaps require initial margin and the daily posting or receipt of variation margin. CME determines the fair value of centrally cleared swaps, and we would be required to provide additional collateral if the value of our interest rate swaps decline. Centrally cleared swaps do not allow for the repledge of collateral.
Note 9 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, credit and foreign exchange rate risk primarily by managing the amount, sources, and duration of our investments, debt funding, and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
We also utilize credit derivatives such as credit default swaps (“CDS”) to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us, and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. Although contract specific, credit events generally include bankruptcy, failure to pay, restructuring, obligation acceleration, obligation default, or repudiation/moratorium. Upon the occurrence of a defined credit event, the difference between the value of the reference securities and the CDS’s notional amount is recorded as a realized loss in the consolidated statements of operations.
The following table summarizes changes in the notional amount of our derivative instruments during 2016:

$ in thousands	Notional Amount as of January 1, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2016
Interest Rate Swaps	11,450,000	—	(4,950,000)	6,500,000
Interest Rate Swaptions	300,000	—	(300,000)	—
Currency Forward Contracts	76,324	293,513	(307,529)	62,308
Credit Derivatives	645,000	—	(75,034)	569,966
Total	12,471,324	293,513	(5,632,563)	7,132,274
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $5.2 million as an increase (2015: $66.8 million as an increase) to interest expense for the year ended December 31, 2016. During the next 12 months, we estimate that $25.5 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2016, $149.1 million (December 31, 2015: $148.3 million) of unrealized gain/(loss) on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.
During the year ended December 31, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations.
As of December 31, 2016, we had the following interest rate derivatives outstanding:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
ING Capital Markets LLC	350,000	2/24/2018	0.95%
UBS AG	500,000	5/24/2018	1.10%
ING Capital Markets LLC	400,000	6/5/2018	0.87%
Citibank, N.A. CME Central Clearing	300,000	2/5/2021	2.50%
The Royal Bank of Scotland Plc CME Central Clearing	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
JPMorgan Chase Bank, N.A. CME Central Clearing	500,000	5/24/2021	2.25%
Citibank, N.A.	200,000	5/25/2021	2.83%
HSBC Bank USA, National Association CME Central Clearing	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	550,000	2/24/2022	2.45%
Deutsche Bank AG CME Central Clearing	1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc	500,000	8/15/2023	1.98%
Goldman Sachs Bank USA CME Central Clearing	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	500,000	12/15/2023	2.20%
Morgan Stanley Capital Services, LLC Central Clearing	100,000	4/2/2025	2.04%
Total	6,500,000		2.14%
Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.

Interest Rate Swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
As of December 31, 2016, we have no outstanding interest rate swaptions.
TBAs, Futures and Currency Forward Contracts
We purchase or sell certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. Realized and unrealized gains and losses associated with the purchases or sales of the TBAs and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. As of December 31, 2016 and 2015, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2016	December 31, 2015
Fair value amount	17,095	(25,722)
Notional amount	569,966	645,000
Maximum potential amount of future undiscounted payments	569,966	645,000
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2016	As of December 31, 2015		As of December 31, 2016	As of December 31, 2015
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	3,085	6,795	Interest Rate Swaps Liability	133,833	238,045
Currency Forward Contracts	101	1,864	Currency Forward Contracts	395	103

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

$ in thousands
Derivative not designated as hedging instrument	Location of unrealized gain (loss) recognized in income on derivative	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
CDS Contract	Realized and unrealized credit derivative income (loss), net	—	648	(258)
GSE CRT Embedded Derivatives	Realized and unrealized credit derivative income (loss), net	36,800	(6,411)	(21,495)
Total		36,800	(5,763)	(21,753)
The following tables summarize the effect of interest rate swaps, interest rate swaptions, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)

$ in thousands	Year ended December 31, 2014
Derivative instrument	Realized gain (loss) on derivative instruments, net	Contractual interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(28,758)	(199,783)	(223,944)	(452,485)
Interest Rate Swaptions	(23,275)	—	10,906	(12,369)
TBAs	(10,843)	—	(558)	(11,401)
Futures Contracts	(11,489)	—	(2,502)	(13,991)
Currency Forward Contracts	2,178	—	599	2,777
Total	(72,187)	(199,783)	(215,499)	(487,469)

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.
At December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $46.1 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted $46.3 million of Agency RMBS and $86.5 million of cash as collateral under these agreements as of December 31, 2016. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value.
In addition, as of December 31, 2016, we have an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to this agreement, was $88.6 million.
We were in compliance with all of the financial provisions of these counterparty agreements as of December 31, 2016.

Note 10 – Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2016 and December 31, 2015.
Offsetting of Derivative Assets
As of December 31, 2016

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(4)	3,186	—	3,186	(1,640)	(1,546)	—
Total	3,186	—	3,186	(1,640)	(1,546)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2016

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Posted	Net Amount
Derivatives (4)	134,228	—	134,228	(45,738)	(85,787)	2,703
Repurchase Agreements (3)	11,160,669	—	11,160,669	(11,160,669)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	12,944,897	—	12,944,897	(12,856,407)	(85,787)	2,703
Offsetting of Derivative Assets
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(4)	8,659	—	8,659	(4,142)	(4,517)	—
Total	8,659	—	8,659	(4,142)	(4,517)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2015

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Posted	Net Amount
Derivatives (4)	238,148	—	238,148	(117,240)	(109,299)	11,609
Repurchase Agreements (3)	12,126,048	—	12,126,048	(12,126,048)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
	14,014,196	—	14,014,196	(13,893,288)	(109,299)	11,609

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at December 31, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $12.4 billion and $13.5 billion at December 31, 2016 and December 31, 2015, respectively.

(4)
Cash collateral received on our derivatives was $1.7 million and $4.9 million at December 31, 2016 and December 31, 2015, respectively. Non-cash collateral received on our derivatives was $536,000 and $0 at December 31, 2016 and December 31, 2015, respectively. Cash collateral posted by us on our derivatives was $86.5 million and $109.3 million at December 31, 2016 and December 31, 2015, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion and $1.9 billion at December 31, 2016 and December 31, 2015, respectively.

Note 11 – Fair Value of Financial Instruments
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels are defined as follows:

•	Level 1 Inputs – Quoted prices for identical instruments in active markets.

•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2016
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	14,964,236	17,095	—	14,981,331
Derivative assets	—	3,186	—	—	3,186
Other assets (3) (4)	500	—	—	33,301	33,801
Total assets	500	14,967,422	17,095	33,301	15,018,318
Liabilities:
Derivative liabilities	—	134,228	—	—	134,228
Total liabilities	—	134,228	—	—	134,228

	December 31, 2015
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	16,091,657	(25,722)	—	16,065,935
Derivative assets	—	8,659	—		8,659
Other assets (3)	—	—	—	38,413	38,413
Total assets	—	16,100,316	(25,722)	38,413	16,113,007
Liabilities:
Derivative liabilities	—	238,148	—	—	238,148
Total liabilities	—	238,148	—	—	238,148

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of December 31, 2016, the net embedded derivative asset position of $17.1 million includes $21.0 million of embedded derivatives in an asset position and $3.9 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $25.7 million includes $1.0 million of embedded derivatives in an asset position and $26.7 million of embedded derivatives in a liability position.

(3)
As of December 31, 2016 and December 31, 2015, $33.3 million and $38.4 million of investments in unconsolidated ventures are included in "Other assets", respectively. Investments in unconsolidated ventures are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2016 and December 31, 2015, the weighed average remaining term of investments in unconsolidated ventures is 1.33 years and 1.70 years, respectively.

(4)	Includes $0.5 million of investments in an exchange-traded fund as of December 31, 2016.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2016	December 31, 2015
Beginning balance	(25,722)	(21,495)
Sales and settlements	6,017	2,184
Total net gains / (losses) included in net income:
Realized gains/(losses), net	(6,017)	(2,184)
Unrealized gains/(losses), net (1)	42,817	(4,227)
Ending balance	17,095	(25,722)

(1)
Included in realized and unrealized credit derivative income (loss), net in the consolidated statements of operations are $36.2 million in net unrealized gains and $7.2 million in net unrealized losses attributable to assets still held as of December 31, 2016 and December 31, 2015, respectively. During the year ended December 31, 2016,we reversed $6.6 million (December 31, 2015: $3.0 million) in net unrealized gains on securities sold during the period.

The following table summarizes significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2016	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	17,095	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 7.7	5.3

	Fair Value at
$ in thousands	December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	(25,722)	Market Comparables	Prepayment Rate	5.72% - 14.37%	7.83%
		Vendor Pricing	Default Rate	0.10% - 0.35%	0.16%
These significant unobservable inputs change according to market conditions and security performance. We estimate the weighted average life of GSE CRTs in order to identify GSE corporate debt with a similar maturity. Prior to the third quarter of 2016, we used prepayment and default rates to estimate the weighted average life. During the third quarter of 2016, we utilized weighted average life estimates obtained from a third party provider. Although weighted average life is a significant input, changes in weighted average life may not have an explicit directional impact on the fair value measurement.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Commercial loans, held-for-investment	273,355	275,319	209,062	209,790
Other assets	74,250	74,250	75,375	75,375
Total	347,605	349,569	284,437	285,165
Financial Liabilities:
Repurchase agreements	11,160,669	11,161,034	12,126,048	12,133,252
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	397,041	400,000	394,573	376,500
Total	13,207,710	13,211,034	14,170,621	14,159,752
The following describes our methods for estimating the fair value for financial instruments.

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

•
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

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
Note 12 – Related Party Transactions
We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a wholly-owned subsidiary of Invesco Ltd. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it.
Under the terms of the management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2016, we reimbursed our Manager $695,000 (2015: $544,000; 2014: $83,000) for costs of support personnel that are fully dedicated to our business.
We have invested $149.9 million as of December 31, 2016 (2015: $47.4 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the year ended December 31, 2016, $690,000 (2015: $1.3 million; 2014: $285,000) was paid to our Manager related to such transactions.

Management Fee
We pay our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro-rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholder's equity shall exclude (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
We do not pay any management fees on our investments in unconsolidated ventures that are managed by an affiliate of our Manager.
In 2016, we recorded a cumulative one-time adjustment of $2.3 million related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Refer to Note 17 – “Revision of Previously Issued Financial Statements” for further information.
Expense Reimbursement
We are required to reimburse our Manager for operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
$ in thousands	2016	2015	2014
Incurred costs, prepaid or expensed	6,986	6,463	5,954
Incurred costs, charged against equity as a cost of raising capital	—	22	213
Incurred costs, capitalized to other assets	50	—	—
Total incurred costs, originally paid by our Manager	7,036	6,485	6,167
Termination Fee
If we terminate our management agreement, we owe our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 13 – Stockholders’ Equity
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at our option, we may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. We have also adopted an equity incentive plan which allows us to grant securities convertible into our common stock to our independent directors and employees of our Manager and its affiliates.

Our Exchangeable Senior Notes are also convertible into shares of common stock. Refer to Note 7 - "Borrowings" for further discussion of the Exchangeable Senior Notes.
Registration Rights
Upon completion of our initial public offering, we entered into a registration rights agreement with regard to the common stock and OP Units owned by wholly-owned subsidiaries of Invesco and any shares of common stock that our Manager may elect to receive under the management agreement or otherwise. Under the registration rights agreement, we have granted Invesco (i) unlimited demand registration rights to have the common stock and OP Units owned by Invesco and any shares of common stock granted to our Manager registered for resale and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager under the management agreement.
On March 12, 2013, we also entered into a registration rights agreement with the initial purchasers of our Exchangeable Senior Notes. Under the registration rights agreement, we initially designated our automatic shelf registration statement filed on April 2, 2013 (“2013 Shelf”) to be used for resales of the common stock, if any, issuable upon exchange of the Notes. We filed a supplement to the underlying prospectus in the 2013 Shelf to cover resales of the common stock by one noteholder. We filed a new automatic shelf registration statement on March 29, 2016 (“2016 Shelf”) prior to the expiration of the 2013 Shelf and have agreed to file prospectus supplements if requested by noteholders to add such noteholders as selling securityholders. If the 2016 Shelf ceases to be effective, additional interest will accrue on the Notes, subject to certain exceptions.
Preferred Stock
Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. These dividends are cumulative and payable quarterly in arrears.
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
We may elect to redeem shares of preferred stock at our option after July 26, 2017 (with respect to the Series A Preferred Stock) and after December 27, 2024 (with respect to the Series B Preferred Stock) for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. These shares are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Common Stock
Prior to April 1, 2016, we had a dividend reinvestment and stock purchase plan (the “DRSPP”) that allowed participating stockholders to purchase shares of common stock directly from us. DRSPP participants also had the ability to automatically reinvest all or a portion of their dividends in exchange for additional shares of common stock.
During the years ended December 31, 2016, 2015 and 2014, we issued 3,201 (2015: 12,945; 2014: 1,770,106) shares of common stock at an average price of $11.08 (2015: $14.75; 2014: $16.52) under the DRSPP. We received total proceeds of approximately $35,000 (2015: $191,000; 2014: $256,000). Effective April 1, 2016, we terminated our DRSPP and replaced the DSRPP program with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of our transfer agent.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at December 31, 2016 and December 31, 2015, respectively. The table excludes MBS and GSE CRT that are accounted for under the fair value option.

	December 31, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(37,632)	—	(37,632)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	6,134	—	6,134
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	5,154	5,154
Currency translation adjustments on investment in unconsolidated venture	128	—	—	128
Other comprehensive income/(loss), net	128	(31,498)	5,154	(26,216)

Balance at beginning of period	(32)	170,383	148,273	318,624
Other comprehensive income/(loss), net	128	(31,498)	5,154	(26,216)
Other comprehensive income/(loss) attributable to non-controlling interest	(1)	412	(63)	348
Rebalancing of ownership percentage of non-controlling interest	—	5,161	(4,249)	912
Balance at end of period	95	144,458	149,115	293,668

	December 31, 2015
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(191,053)	—	(191,053)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(7,484)	—	(7,484)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	66,757	66,757
Currency translation adjustments on investment in unconsolidated venture	(32)	—	—	(32)
Other comprehensive income/(loss), net	(32)	(198,537)	66,757	(131,812)

Balance at beginning of period	—	366,556	82,291	448,847
Other comprehensive income/(loss), net	(32)	(198,537)	66,757	(131,812)
Other comprehensive income/(loss) attributable to non-controlling interest	—	2,364	(775)	1,589
Balance at end of period	(32)	170,383	148,273	318,624
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Share Repurchase Program
In December 2011, our board of directors approved a share repurchase program with no stated expiration date.

During the year ended December 31, 2016, we repurchased and concurrently retired 2,063,451 (2015: 9,539,251) shares of our common stock at a weighted average repurchase price of $12.12 (2015: $13.17) per share for a net cost of $25.0 million (2015: $125.6 million), including acquisition expenses. As of December 31, 2016, we had authority to purchase 18,239,082 additional shares of our common stock through the share repurchase program.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2016, 825,641 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $340,000 (2015: $340,000; 2014: $282,000) related to awards to our independent directors for the year ended December 31, 2016. During the year ended December 31, 2016, we issued 25,068 shares (2015: 23,776 shares; 2014: 14,632 shares) of common stock pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $100,000 (2015: $219,000; 2014: $290,000) for the year ended December 31, 2016 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At December 31, 2016 there was approximately $187,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 38 months, with a weighted-average remaining vesting period of 15 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2016.

	Year Ended December 31,
	2016
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	40,814	$17.29
Shares granted during the year	21,099	11.28
Shares forfeited during the year	(27,193)	14.43
Shares vested during the year	(15,913)	17.66
Unvested at the end of the year	18,807	$14.37

(1)	The grant date fair value of restricted stock unit awards is based on the closing market price of our common stock at the grant date.
Dividends
The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2016
December 15, 2016	$0.40	January 26, 2017
September 14, 2016	$0.40	October 26, 2016
June 15, 2016	$0.40	July 26, 2016
March 15, 2016	$0.40	April 26, 2016
2015
December 15, 2015	$0.40	January 26, 2016
September 15, 2015	$0.40	October 27, 2015
June 15, 2015	$0.45	July 28, 2015
March 17, 2015	$0.45	April 28, 2015

The following table sets forth the dividends declared per share of our Series A Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2016
December 15, 2016	$0.4844	January 25, 2017
September 14, 2016	$0.4844	October 25, 2016
June 15, 2016	$0.4844	July 25, 2016
March 15, 2016	$0.4844	April 25, 2016
2015
December 15, 2015	$0.4844	January 25, 2016
September 15, 2015	$0.4844	October 26, 2015
June 15, 2015	$0.4844	July 27, 2015
March 17, 2015	$0.4844	April 27, 2015
The following table sets forth the dividends declared per share of our Series B Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2016
December 15, 2016	$0.4844	March 27, 2017
September 15, 2016	$0.4844	December 27, 2016
June 15, 2016	$0.4844	September 27, 2016
March 17, 2016	$0.4844	June 27, 2016
2015
December 15, 2015	$0.4844	March 28, 2016
September 15, 2015	$0.4844	December 28, 2015
June 15, 2015	$0.4844	September 28, 2015
March 17, 2015	$0.4844	June 29, 2015
The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2016 and 2015.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2016(1)	1.937600	1.937600	—	—
Fiscal tax year 2015(2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2016(3)	1.937600	1.937600	—	—
Fiscal tax year 2015(4)	1.937600	1.937600	—	—

Common Stock Dividends
Fiscal tax year 2016 (5)	1.600000	1.857840	—	—
Fiscal tax year 2015 (5)	1.700000	1.615469	—	0.257840

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2016 having a record date of January 1, 2017, which for federal income tax purposes is a fiscal tax year 2016 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2015 having a record date of January 1, 2016, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(3)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2016 having a record date of March 5, 2017, which for federal income tax purposes is a fiscal tax year 2016 dividend.

(4)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2015 having a record date of March 5, 2016, which for federal income tax purposes is a fiscal tax year 2015 dividend.

(5)	Ordinary dividends include $0.257840 of spillover dividend carried-forward from fiscal tax year 2015.
Note 14 – Earnings per Common Share
Earnings per share for the years ended December 31, 2016, 2015 and 2014 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2016	2015	2014
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	231,547	89,847	(232,436)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	22,467	—	—
Income (loss) allocated to non-controlling interest	3,287	1,344	(2,482)
Dilutive net income (loss) available to stockholders	257,301	91,191	(234,918)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,973	121,378	123,105
Effect of dilutive securities:
Restricted stock awards	20	41	—
OP Units	1,425	1,425	1,425
Exchangeable senior notes	16,836	—	—
Dilutive Shares	130,254	122,844	124,530
The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2015 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes. The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2014 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 44,421 for restricted stock awards.

Note 15 – Non-controlling Interest – Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interest in the accompanying consolidated balance sheets. As of December 31, 2016, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest (2015: 1.2%) in the Operating Partnership. During the fourth quarter of 2016, we recorded a cumulative out-of-period adjustment to rebalance equity in our Operating Partnership. The effect of the entry was to reduce additional paid-in capital by $3.0 million and increase non-controlling interest and AOCI by $2.1 million and $0.9 million, respectively. The adjustment reallocates total equity between total stockholders’ equity and non-controlling interest to account for changes in ownership due to repurchases and issuances of common stock and did not have any impact on our consolidated statement of operations.
Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
$ in thousands	2016	2015	2014
Net income (loss) allocated	3,287	1,344	(2,482)
Distributions paid	2,280	2,494	2,850
As of December 31, 2016, distributions payable to the non-controlling interest were approximately $570,000 (2015: $570,000; 2014: $641,000).
Note 16 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments as of December 31, 2016 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2016, our undrawn capital and purchase commitments were $15.5 million (2015: $21.1 million).
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, we purchase and originate commercial loans. As of December 31, 2016, we have unfunded commitments on commercial loans held-for-investment of $9.7 million (2015: $2.1 million).
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries.  We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 17 – Revision of Previously Issued Financial Statements
During the second quarter of 2016, we corrected errors in our accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Premiums and discounts are amortized and recorded as interest income in our financial statements based on estimated future cash flows. We determined that the future cash flow assumptions used to develop our estimated premium amortization and discount accretion did not support our reported interest income. We revised our future cash flow estimates and also corrected our financial statements to account for the difference between actual and expected future cash flows as an adjustment to the amortized cost of the security and a prospective adjustment to the security's yield. We concluded that the errors are immaterial to each of the annual and interim consolidated financial statements which were included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our interim report on Form 10-Q for the quarter ended March 31, 2016.  We have revised our consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015, and 2014 presented in this Report on Form 10-K and will revise our previously issued financial statements to correct these errors when the financial statements are presented in future periodic filings.
The following changes have been made to our Consolidated Balance Sheet as of December 31, 2015:

$ in thousands	December 31, 2015
	As Reported	Adjustment	As Revised
Accumulated other comprehensive income	303,110	15,514	318,624
Retained earnings (distributions in excess of earnings)	(755,799)	(15,514)	(771,313)
The following changes have been made to our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

$ in thousands	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	518,256	5,637	523,893
Other income (loss)
Gain (loss) on investments, net	(21,212)	3,207	(18,005)
Net income (loss)	105,211	8,844	114,055
Net income (loss) attributable to non-controlling interest	1,241	103	1,344
Net income (loss) attributable to Invesco Mortgage Capital Inc.	103,970	8,741	112,711
Net income (loss) attributable to common stockholders	81,106	8,741	89,847
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.67	0.07	0.74
Diluted	0.67	0.07	0.74

$ in thousands	Year Ended December 31, 2014
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	579,062	10,437	589,499
Other Income
Gain (loss) on investments, net	(87,168)	2,761	(84,407)
Net income (loss)	(230,738)	13,198	(217,540)
Net income (loss) attributable to non-controlling interest	(2,632)	150	(2,482)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(228,106)	13,048	(215,058)
Net income (loss) attributable to common stockholders	(245,484)	13,048	(232,436)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.99)	0.10	(1.89)
Diluted	(1.99)	0.10	(1.89)
The following changes have been made to our Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Net income (loss)	105,211	8,844	114,055
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(185,416)	(5,637)	(191,053)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(4,277)	(3,207)	(7,484)
Total other comprehensive income (loss)	(122,968)	(8,844)	(131,812)

$ in thousands	Year Ended December 31, 2014
	As Reported	Adjustment	As Revised
Net income (loss)	(230,738)	13,198	(217,540)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	431,198	(10,437)	420,761
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	80,659	(2,761)	77,898
Total other comprehensive income (loss)	597,033	(13,198)	583,835
The following changes have been made to our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014:

$ in thousands	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Net income (loss)	105,211	8,844	114,055
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	122,925	(5,637)	117,288
(Gain) loss on investments, net	21,212	(3,207)	18,005
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	(189,693)	(8,844)	(198,537)

$ in thousands	Year Ended December 31, 2014
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Net income (loss)	(230,738)	13,198	(217,540)
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	124,369	(10,437)	113,932
(Gain) loss on investments, net	87,168	(2,761)	84,407
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	511,857	(13,198)	498,659

Note 18 – Summarized Quarterly Results of Operations (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 16	Q3 16	Q2 16	Q1 16	Q4 15	Q3 15	Q2 15	Q1 15
Interest Income
Mortgage-backed and credit risk transfer securities	108,871	112,467	112,860	122,246	128,049	128,305	128,491	139,048
Residential loans	—	—	—	—	22,907	28,380	30,247	29,374
Commercial loans	5,718	5,680	5,947	4,893	3,982	3,743	4,491	3,115
Total interest income	114,589	118,147	118,807	127,139	154,938	160,428	163,229	171,537
Interest Expense
Repurchase agreements	26,048	24,892	31,260	41,800	41,348	41,303	40,931	43,310
Secured loans	2,738	2,746	2,688	2,715	1,940	1,622	1,553	1,464
Exchangeable senior notes	5,620	5,620	5,614	5,613	5,621	5,620	5,613	5,607
Asset-backed securities	—	—	—	—	17,128	20,686	22,329	21,898
Total interest expense	34,406	33,258	39,562	50,128	66,037	69,231	70,426	72,279
Net interest income	80,183	84,889	79,245	77,011	88,901	91,197	92,803	99,258
Reduction in provision for loan losses	—	—	—	—	—	(81)	(70)	(62)
Net interest income after reduction in provision for loan losses	80,183	84,889	79,245	77,011	88,901	91,278	92,873	99,320
Other income (loss)
Gain (loss) on investments, net	(23,402)	(7,155)	1,414	11,601	(29,024)	(1,967)	10,896	2,090
Equity in earnings of unconsolidated ventures	400	729	202	1,061	3,499	1,894	1,231	6,006
Gain (loss) on derivative instruments, net	230,713	35,378	(90,363)	(238,543)	68,296	(220,602)	56,003	(122,745)
Realized and unrealized credit derivative income (loss), net	3,579	31,926	17,228	8,410	(5,122)	2,928	614	21,362
Other investment income (loss), net	(1,385)	(554)	(2,745)	(318)	(574)	739	1,673	(894)
Total other income (loss)	209,905	60,324	(74,264)	(217,789)	37,075	(217,008)	70,417	(94,181)
Expenses	10,745	8,555	10,957	11,549	13,074	14,697	13,551	13,298
Net income (loss)	279,343	136,658	(5,976)	(152,327)	112,902	(140,427)	149,739	(8,159)
Net income (loss) attributable to non-controlling interest	3,522	1,723	(75)	(1,883)	1,354	(1,628)	1,712	(94)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	275,821	134,935	(5,901)	(150,444)	111,548	(138,799)	148,027	(8,065)
Dividends to preferred stockholders	5,716	5,716	5,716	5,716	5,716	5,716	5,716	5,716
Net income (loss) attributable to common stockholders	270,105	129,219	(11,617)	(156,160)	105,832	(144,515)	142,311	(13,781)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	2.42	1.16	(0.10)	(1.38)	0.90	(1.18)	1.16	(0.11)
Diluted	2.15	1.05	(0.10)	(1.38)	0.83	(1.18)	1.06	(0.11)

The tables below present the reconciliation of amounts previously reported on our consolidated statements of operations to corresponding revised amounts for those quarters not previously included in our periodic reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016. For further information, see Note 17 - "Revision of Previously Issued Financial Statements".

	Three Months Ended
	March 31, 2016
$ in thousands	As Reported	Adjustment	As Revised
Interest Income:
Mortgage-backed and credit risk transfer securities	121,087	1,159	122,246
Other income (loss):
Gain (loss) on investments, net	11,601	—	11,601
Net income (loss)	(153,486)	1,159	(152,327)
Net income (loss) attributable to non-controlling interest	(1,897)	14	(1,883)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(151,589)	1,145	(150,444)
Net income (loss) attributable to common stockholders	(157,305)	1,145	(156,160)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.39)	0.01	(1.38)
Diluted	(1.39)	0.01	(1.38)

	Three Months Ended
	December 31, 2015
$ in thousands	As Reported	Adjustment	As Revised
Interest Income:
Mortgage-backed and credit risk transfer securities	127,633	416	128,049
Other income (loss):
Gain (loss) on investments, net	(31,302)	2,278	(29,024)
Net income (loss)	110,208	2,694	112,902
Net income (loss) attributable to non-controlling interest	1,321	33	1,354
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	108,887	2,661	111,548
Net income (loss) attributable to common stockholders	103,171	2,661	105,832
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.88	0.02	0.90
Diluted	0.81	0.02	0.83

	Three Months Ended
	March 31, 2015
$ in thousands	As Reported	Adjustment	As Revised
Interest Income:
Mortgage-backed and credit risk transfer securities	135,265	3,783	139,048
Other income (loss):
Gain (loss) on investments, net	2,172	(82)	2,090
Net income (loss)	(11,860)	3,701	(8,159)
Net income (loss) attributable to non-controlling interest	(136)	42	(94)
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(11,724)	3,659	(8,065)
Net income (loss) attributable to common stockholders	(17,440)	3,659	(13,781)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(0.14)	0.03	(0.11)
Diluted	(0.14)	0.03	(0.11)
Note 19 – Subsequent Events
We have reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2016

$ in thousands
Asset Type	Description	Number of loans	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loans	Various	10	LIBOR+6.75% to 9.35% or 7.5% Fixed	04/22/2017 to 03/31/2019	I	—	273,666	273,355	—
						—	273,666	273,355	—
(1) Interest ("I") only until stated maturity of the loan.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2016	2015	2014
Beginning balance							209,062	3,510,759	1,874,861
Additions:
Principal amount of new loans							87,474	530,399	1,887,391
Premium (discount) on new loans							(272)	(131)	12,730
Capitalized interests							—	—	768
Amortization of premium (discount)							302	(6,204)	(6,368)
Deductions:
Collection of principal							15,000	642,361	256,061
(Reduction in) provision for loan losses							—	(213)	(142)
Loss on foreign currency revaluation							8,211	1,951	2,704
Deconsolidation of VIEs							—	3,181,662	—
Ending balance							273,355	209,062	3,510,759

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ Richard J. King
Richard J. King President and Chief Executive Officer
Date:	February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Richard J. King	President and Chief Executive Officer	February 21, 2017
	Richard J. King	(principal executive officer)

By:	/s/ Richard Lee Phegley, Jr.	Chief Financial Officer	February 21, 2017
	Richard Lee Phegley, Jr.	(principal financial and accounting officer)

By:	/s/ James S. Balloun	Director	February 21, 2017
James S. Balloun

By:	/s/ John S. Day	Director	February 21, 2017
John S. Day

By:	/s/ Karen Dunn Kelley	Director	February 21, 2017
Karen Dunn Kelley

By:	/s/ Edward J. Hardin	Director	February 21, 2017
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 21, 2017
James R. Lientz, Jr.

By:	/s/ Gregory G. McGreevey	Director	February 21, 2017
Gregory G. McGreevey

