Form 10-Q
period 2017-03-31
Invesco Mortgage Capital Inc.
filed 2017-05-04
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☒		Accelerated filer	☐
Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 1, 2017, there were 111,604,609 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	March 31, 2017	December 31, 2016
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $15,562,355 and $14,422,198, respectively)	15,921,097	14,981,331
Commercial loans, held-for-investment	275,944	273,355
Cash and cash equivalents	55,877	161,788
Due from counterparties	—	86,450
Investment related receivable	285,910	43,886
Accrued interest receivable	49,703	46,945
Derivative assets, at fair value	5,799	3,186
Other assets	112,957	109,297
Total assets	16,707,287	15,706,238
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,289,899	11,160,669
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	248,530	397,041
Derivative liabilities, at fair value	45,623	134,228
Dividends and distributions payable	50,928	50,924
Investment related payable	72,572	9,232
Accrued interest payable	11,206	21,066
Collateral held payable	3,732	1,700
Accounts payable and accrued expenses	1,821	1,534
Due to affiliate	9,346	9,660
Total liabilities	14,383,657	13,436,054
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,604,609 and 111,594,595 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,380,053	2,379,863
Accumulated other comprehensive income	303,765	293,668
Retained earnings (distributions in excess of earnings)	(675,815)	(718,303)
Total stockholders’ equity	2,294,335	2,241,560
Non-controlling interest	29,295	28,624
Total equity	2,323,630	2,270,184
Total liabilities and equity	16,707,287	15,706,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	118,873	122,246
Commercial loans	5,764	4,893
Total interest income	124,637	127,139
Interest Expense
Repurchase agreements	29,947	41,800
Secured loans	3,413	2,715
Exchangeable senior notes	5,008	5,613
Total interest expense	38,368	50,128
Net interest income	86,269	77,011
Other Income (loss)
Gain (loss) on investments, net	(1,853)	11,601
Equity in earnings (losses) of unconsolidated ventures	(1,534)	1,061
Gain (loss) on derivative instruments, net	5,462	(238,543)
Realized and unrealized credit derivative income (loss), net	19,955	8,410
Net loss on extinguishment of debt	(4,711)	—
Other investment income (loss), net	1,329	(318)
Total other income (loss)	18,648	(217,789)
Expenses
Management fee – related party	8,801	9,512
General and administrative	2,084	2,037
Total expenses	10,885	11,549
Net income (loss)	94,032	(152,327)
Net income (loss) attributable to non-controlling interest	1,186	(1,883)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	92,846	(150,444)
Dividends to preferred stockholders	5,716	5,716
Net income (loss) attributable to common stockholders	87,130	(156,160)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.78	(1.38)
Diluted	0.73	(1.38)
Dividends declared per common share	0.40	0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2017	2016
Net income (loss)	94,032	(152,327)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	16,289	121,460
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	850	(10,544)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,298)	12,924
Currency translation adjustments on investment in unconsolidated venture	(615)	(49)
Total other comprehensive income (loss)	10,226	123,791
Comprehensive income (loss)	104,258	(28,536)
Less: Comprehensive income (loss) attributable to non-controlling interest	(1,315)	341
Less: Dividends to preferred stockholders	(5,716)	(5,716)
Comprehensive income (loss) attributable to common stockholders	97,227	(33,911)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2017
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
$ in thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income (loss)	—	—	—	—	—	—	—	—	92,846	92,846	1,186	94,032
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,097	—	10,097	129	10,226
Stock awards	—	—	—	—	10,014	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(44,642)	(44,642)	—	(44,642)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,716)	(5,716)	—	(5,716)
Amortization of equity-based compensation	—	—	—	—	—	—	115	—	—	115	1	116
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	75	—	—	75	(75)	—
Balance at March 31, 2017	5,600,000	135,356	6,200,000	149,860	111,604,609	1,116	2,380,053	303,765	(675,815)	2,294,335	29,295	2,323,630
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income (loss)	94,032	(152,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	27,196	24,048
Amortization of commercial loan origination fees	(82)	(59)
Unrealized (gain) loss on derivative instruments, net	(13,438)	166,467
Unrealized (gain) loss on credit derivatives, net	(14,148)	(3,016)
(Gain) loss on investments, net	1,853	(11,601)
Realized (gain) loss on derivative instruments, net	(14,918)	42,985
Realized (gain) loss on credit derivatives, net	—	920
Equity in (earnings) losses of unconsolidated ventures	1,534	(1,061)
Amortization of equity-based compensation	116	117
Amortization of deferred securitization and financing costs	528	614
Amortization of net deferred losses on de-designated interest rate swaps	(6,298)	12,924
Net loss on extinguishment of debt	4,711	—
(Gain) loss on foreign currency transactions, net	(513)	1,125
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,618)	2,249
Decrease in operating liabilities	(7,103)	(4,527)
Net cash provided by operating activities	70,852	78,858
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(1,846,444)	(47,716)
(Contributions to) distributions from investment in unconsolidated ventures, net	(2,410)	(116)
Purchase of exchange-traded fund	(3,508)	—
Principal payments from mortgage-backed and credit risk transfer securities	553,882	528,138
Proceeds from sale of mortgage-backed and credit risk transfer securities	180,809	684,345
Payments on sale of credit derivatives	—	(920)
Proceeds from/ (payments for) settlement or termination of forwards, swaps and swaptions, net	14,918	(37,228)
Origination and advances of commercial loans, net of origination fees	(2,014)	(69,830)
Net cash provided by (used in) investing activities	(1,104,767)	1,056,673
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	35
Repurchase of common stock	—	(25,000)
Due from counterparties	—	(116,766)
Change in collateral held payable	2,032	(4,900)
Proceeds from repurchase agreements	30,147,699	29,578,250
Principal repayments of repurchase agreements	(29,017,053)	(30,517,139)
Proceeds from secured loans	—	125,000
Principal repayments of secured loans	—	(125,000)
Principal repayments of exchangeable senior notes	(153,750)	—
Payments of deferred costs	—	(140)
Payments of dividends and distributions	(50,924)	(51,734)
Net cash provided by (used in) financing activities	928,004	(1,137,394)
Net change in cash and cash equivalents	(105,911)	(1,863)
Cash and cash equivalents, beginning of period	161,788	53,199
Cash and cash equivalents, end of period	55,877	51,336
Supplement Disclosure of Cash Flow Information
Interest paid	51,058	43,110
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(17,139)	110,916
Dividends and distributions declared not paid	50,928	50,917
Net change in investment related payable (receivable)	174,217	131,413
Net change in repurchase agreements, not settled	(1,416)	—
Swap terminated, not settled	—	4,272
Change in due from counterparties	86,450	(7,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the “Operating Partnership”), as its sole general partner. As of March 31, 2017, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
We primarily invest in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association, or a federally chartered corporation such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation (collectively "Agency RMBS");

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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and our controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Revision of Previously Issued Financial Statements
During the second quarter of 2016, we corrected errors in our accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. We concluded that the errors were immaterial to our interim report on Form 10-Q for the quarter ended March 31, 2016. We have revised our financial statements for the quarter ended March 31, 2016 in this filing on Form 10-Q.
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

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
In January 2016, the FASB issued guidance to improve certain aspects of classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted. We have determined that this new accounting standard will not have an impact on our financial condition or results of operations but will simplify financial statement disclosures.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.
In March 2017, the FASB issued new guidance which will affect entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The new guidance will shorten the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The new guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. We are required to adopt the new guidance in the first quarter of 2019 using a modified retrospective method. Early adoption is permitted. We are evaluating the potential impacts of the new guidance on our consolidated financial statements.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2017 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	2,669,070	2,669,070
Non-Agency RMBS	1,774,088	1,774,088
Investments in unconsolidated ventures	33,336	33,336
Total	4,476,494	4,476,494
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of March 31, 2017 and December 31, 2016.

March 31, 2017
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,328,574	143,271	3,471,845	(53,614)	3,418,231	3.10%	2.19%	2.03%
30 year fixed-rate	4,262,025	218,000	4,480,025	12,299	4,492,324	4.04%	2.95%	2.64%
ARM*	283,979	2,258	286,237	4,453	290,690	2.69%	2.61%	2.31%
Hybrid ARM	2,050,405	31,786	2,082,191	19,128	2,101,319	2.69%	2.53%	2.29%
Total Agency pass-through(4)	9,924,983	395,315	10,320,298	(17,734)	10,302,564	3.41%	2.60%	2.36%
Agency-CMO(5)	1,548,330	(1,226,067)	322,263	(2,545)	319,718	2.10%	2.01%	0.58%
Non-Agency RMBS(6)(7)(8)	3,530,751	(1,854,807)	1,675,944	98,144	1,774,088	2.20%	5.72%	5.58%
GSE CRT(9)(10)	772,404	25,885	798,289	57,368	855,657	2.82%	2.31%	2.15%
CMBS(11)(12)	3,201,930	(591,152)	2,610,778	58,292	2,669,070	3.80%	4.39%	4.20%
Total	18,978,398	(3,250,826)	15,727,572	193,525	15,921,097	3.12%	3.20%	2.97%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of March 31, 2017 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of March 31, 2017 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 17.6% of principal/notional balance, 17.4% of amortized cost and 17.4% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 84.7% of principal/notional balance, 25.8% of amortized cost and 25.8% of fair value.

(6)	Non-Agency RMBS held by us is 47.3% fixed rate, 45.4% variable rate, and 7.3% floating rate based on fair value.

(7)	Of the total discount in non-Agency RMBS, $252.7 million is non-accretable based on estimated future cash flows of the securities.

(8)	Non-Agency RMBS includes interest-only securities which represent 45.4% of principal/notional balance, 1.6% of amortized cost and 1.4% of fair value.

(9)
We have elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 25.8% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(10)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.

(11)	CMBS includes interest-only securities which represent 19.3% of principal/notional balance, 0.7% of amortized cost and 0.8% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 9.0% of principal/notional balance, 7.9% of amortized cost and 7.7% of fair value.

December 31, 2016
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,460,625	151,526	3,612,151	(54,223)	3,557,928	3.11%	2.19%	1.99%
30 year fixed-rate	2,780,806	185,521	2,966,327	15,390	2,981,717	4.37%	2.61%	2.57%
ARM	301,900	2,520	304,420	3,453	307,873	2.69%	2.59%	2.16%
Hybrid ARM	2,423,152	42,360	2,465,512	8,789	2,474,301	2.70%	2.52%	2.02%
Total Agency pass-through(4)	8,966,483	381,927	9,348,410	(26,591)	9,321,819	3.37%	2.42%	2.20%
Agency-CMO(5)	1,712,120	(1,368,916)	343,204	837	344,041	2.16%	3.08%	2.07%
Non-Agency RMBS(6)(7)(8)	3,838,314	(1,934,269)	1,904,045	91,506	1,995,551	2.21%	5.22%	5.22%
GSE CRT(9)(10)	707,899	24,320	732,219	35,981	768,200	2.38%	1.51%	1.24%
CMBS(11)(12)	3,050,747	(559,857)	2,490,890	60,830	2,551,720	3.80%	4.21%	4.17%
Total	18,275,563	(3,456,795)	14,818,768	162,563	14,981,331	3.05%	3.05%	2.87%

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2016 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average of the amortized cost of the investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 4.3% of principal/notional balance, 4.3% of amortized cost and 4.2% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities ("Agency IO"), which represent 85.5% of principal (notional) balance, 26.8% of amortized cost and 21.7% of fair value.

(6)	Non-Agency RMBS held by us is 45.5% variable rate, 47.2% fixed rate, and 7.3% floating rate based on fair value.

(7)	Of the total discount in non-Agency RMBS, $252.5 million is non-accretable based on estimated future cash flows of the securities.

(8)	Non-Agency RMBS includes interest-only securities, which represent 43.5% of principal/notional balance, 1.5% of amortized cost and 1.3% of fair value.

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

(11)	CMBS includes interest-only securities which represent 20.3% of principal/notional balance, 0.8% of amortized cost and 0.9% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.
The following table summarizes our non-Agency RMBS portfolio by asset type based on fair value as of March 31, 2017 and December 31, 2016.

$ in thousands	March 31, 2017	% of Non-Agency	December 31, 2016	% of Non-Agency
Prime	855,877	48.2%	889,658	44.6%
Alt-A	431,426	24.3%	447,213	22.4%
Re-REMIC	265,607	15.0%	364,301	18.2%
Subprime/reperforming	221,178	12.5%	294,379	14.8%
Total Non-Agency	1,774,088	100.0%	1,995,551	100.0%

The following table summarizes the credit enhancement provided to our re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of March 31, 2017 and December 31, 2016.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2017	December 31, 2016
0% - 10%	23.8%	17.6%
10% - 20%	4.0%	7.4%
20% - 30%	9.9%	13.5%
30% - 40%	19.1%	15.7%
40% - 50%	21.7%	27.0%
50% - 60%	19.7%	16.1%
60% - 70%	1.8%	2.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 45.0% of our Re-REMIC holdings are not senior tranches.

The components of the carrying value of our MBS and GSE CRT portfolio at March 31, 2017 and December 31, 2016 are presented below.

$ in thousands	March 31, 2017	December 31, 2016
Principal balance	18,978,398	18,275,563
Unamortized premium	485,364	476,314
Unamortized discount	(3,736,190)	(3,933,109)
Gross unrealized gains	329,271	302,099
Gross unrealized losses	(135,746)	(139,536)
Fair value	15,921,097	14,981,331
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2017 and December 31, 2016.

$ in thousands	March 31, 2017	December 31, 2016
Less than one year	109,860	121,076
Greater than one year and less than five years	6,842,335	6,719,923
Greater than or equal to five years	8,968,902	8,140,332
Total	15,921,097	14,981,331

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.
March 31, 2017

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,674,548	(65,750)	123	62,208	(1,287)	18	2,736,756	(67,037)	141
30 year fixed-rate	1,531,154	(18,908)	62	527,591	(18,801)	27	2,058,745	(37,709)	89
ARM	22,748	(4)	2	—	—	—	22,748	(4)	2
Hybrid ARM	675,408	(3,219)	49	5,415	(36)	3	680,823	(3,255)	52
Total Agency pass-through(1)	4,903,858	(87,881)	236	595,214	(20,124)	48	5,499,072	(108,005)	284
Agency-CMO(2)	139,050	(6,246)	26	25,773	(1,492)	5	164,823	(7,738)	31
Non-Agency RMBS	210,776	(4,911)	34	279,410	(5,060)	34	490,186	(9,971)	68
GSE CRT	—	—	—	—	—	—	—	—	—
CMBS(3)	570,812	(9,447)	54	19,950	(585)	5	590,762	(10,032)	59
Total	5,824,496	(108,485)	350	920,347	(27,261)	92	6,744,843	(135,746)	442

(1)	Amounts disclosed include Agency RMBS with a fair value of $901.1 million for which the fair value option has been elected. Such securities have unrealized losses of $6.4 million.

(2)	Fair value includes unrealized losses on Agency IO of $4.6 million and unrealized losses on CMO of $3.2 million.

(3)	Amounts disclosed includes CMBS with a fair value of $176.1 million for which the fair value option has been elected. Such securities have unrealized losses of $3.3 million.
December 31, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,781,777	(66,506)	127	65,964	(1,556)	17	2,847,741	(68,062)	144
30 year fixed-rate	747,719	(15,409)	45	547,763	(18,004)	27	1,295,482	(33,413)	72
ARM	120,540	(326)	9	1,091	(7)	1	121,631	(333)	10
Hybrid ARM	1,356,687	(9,922)	99	252	(4)	2	1,356,939	(9,926)	101
Total Agency pass-through(1)	5,006,723	(92,163)	280	615,070	(19,571)	47	5,621,793	(111,734)	327
Agency-CMO(2)	163,114	(3,812)	28	22,792	(952)	3	185,906	(4,764)	31
Non-Agency RMBS	287,647	(7,861)	42	497,863	(6,671)	36	785,510	(14,532)	78
GSE CRT(3)	—	—	—	35,935	(969)	3	35,935	(969)	3
CMBS(4)	401,016	(6,733)	36	47,219	(804)	6	448,235	(7,537)	42
Total	5,858,500	(110,569)	386	1,218,879	(28,967)	95	7,077,379	(139,536)	481

(1)	Amounts disclosed include Agency RMBS with a fair value of $149.7 million for which the fair value option has been elected. Such securities have unrealized losses of $4.0 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.0 million unrealized losses and unrealized losses on CMO of $1.7 million.

(3)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.

(4)	Amounts disclosed includes CMBS with a fair value of $13.9 million for which the fair value option has been elected. Such securities have unrealized losses of $613,000.

Gross unrealized losses on our Agency RMBS and CMO were $108.0 million and $3.2 million, respectively, at March 31, 2017. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at March 31, 2017, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and CMBS were $24.6 million at March 31, 2017. We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment on a quarterly basis.
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
We recorded $532,000 and $5.7 million in other-than-temporary impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities during the three months ended March 31, 2017 and 2016, respectively. As we have previously elected the fair value option for RMBS interest-only securities, the OTTI was recorded as a reclassification from an unrealized to a realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations. As of March 31, 2017, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2017 and 2016.

$ in thousands	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Cumulative credit loss at beginning of period	8,909	—
Additions:
Other-than-temporary impairments not previously recognized	349	5,683
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	183	—
Cumulative credit loss at end of period	9,441	5,683
The following table summarizes the changes in accumulated other comprehensive income (loss) related to our GSE CRT debt host contracts and available-for-sale MBS for the three months ended March 31, 2017 and 2016.  We reclassify unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when we sell our investments.
The table excludes MBS and GSE CRT that are accounted for under the fair value option. As of March 31, 2017, $2.3 billion or 14.6% of our MBS and GSE CRT are accounted for under the fair value option.

$ in thousands	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	146,301	177,799
Unrealized gain (loss) on MBS and GSE CRT	16,289	121,460
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	850	(10,544)
Balance at the end of period	163,440	288,715

The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2017 and 2016.

$ in thousands	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Gross realized gain on sale of investments	904	13,015
Gross realized loss on sale of investments	(1,911)	(2,471)
Other-than-temporary impairment losses	(532)	(5,683)
Net unrealized gains and losses on MBS accounted for under the fair value option	(3,602)	6,676
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	3,279	64
Net unrealized gains and losses on trading securities	9	—
Total gain (loss) on investments, net	(1,853)	11,601
The following table presents components of interest income recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2017 and 2016. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	91,231	(28,578)	62,653
Non-Agency	20,614	4,387	25,001
GSE CRT	4,487	(371)	4,116
CMBS	29,676	(2,634)	27,042
Other	61	—	61
Total	146,069	(27,196)	118,873
For the three months ended March 31, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	85,771	(24,185)	61,586
Non-Agency	25,849	3,844	29,693
GSE CRT	2,197	(767)	1,430
CMBS	32,264	(2,940)	29,324
Other	213	—	213
Total	146,294	(24,048)	122,246

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of March 31, 2017 and December 31, 2016 that we purchased or originated.
March 31, 2017

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	276,175	(231)	275,944	8.29%	1.5
Total	10	276,175	(231)	275,944	8.29%	1.5
December 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	273,666	(311)	273,355	8.14%	1.6
Total	10	273,666	(311)	273,355	8.14%	1.6

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of March 31, 2017 and December 31, 2016 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 6 – Other Assets
The following table summarizes our other assets as of March 31, 2017 and December 31, 2016.

$ in thousands	March 31, 2017	December 31, 2016
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	33,336	33,301
Investment in exchange-traded fund	4,017	500
Prepaid expenses and other assets	1,354	1,246
Total	112,957	109,297
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
We have invested in an exchange-traded fund that is managed by an affiliate of our Manager. The exchange-traded fund invests in our target assets.

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of our borrowings at March 31, 2017 and December 31, 2016. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	March 31, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,335,954	1.00%	19
Non-Agency RMBS	1,297,265	2.27%	29
GSE CRT	624,270	2.41%	18
CMBS	1,032,410	2.11%	21
Total Repurchase Agreements	12,289,899	1.30%	20
Secured Loans	1,650,000	0.94%	2,592
Exchangeable Senior Notes (1)	250,000	5.00%	349
Total Borrowings	14,189,899	1.32%	325

$ in thousands	December 31, 2016
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,148,220	0.93%	32
Non-Agency RMBS	1,519,859	2.06%	28
GSE CRT	547,872	2.25%	16
CMBS	944,718	1.86%	16
Total Repurchase Agreements	11,160,669	1.23%	30
Secured Loans	1,650,000	0.74%	2,682
Exchangeable Senior Notes (1)	400,000	5.00%	439
Total Borrowings	13,210,669	1.28%	373

(1)
The carrying value of exchangeable senior notes is $248.5 million and $397.0 million as of March 31, 2017 and December 31, 2016, respectively. The carrying value is net of debt issuance costs of $1.5 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of March 31,
2018	12,539,899
2019	—
2020	300,000
2021	100,000
2022	—
Thereafter	1,250,000
Total	14,189,899

The following tables summarize certain characteristics of our repurchase agreements and secured loans at March 31, 2017 and December 31, 2016.

March 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,435,609	10.3%	1,504,531
ING Financial Market LLC	1,367,581	9.8%	1,449,055
Pierpont Securities LLC	1,174,293	8.4%	1,235,839
Royal Bank of Canada	1,101,290	7.9%	1,297,732
Mitsubishi UFJ Securities (USA), Inc.	706,479	5.1%	747,029
Industrial and Commercial Bank of China Financial Services LLC	649,721	4.7%	685,868
Scotia Capital	615,633	4.4%	645,427
E D & F Man Capital Markets Inc	535,907	3.8%	567,809
South Street Securities LLC	511,931	3.7%	538,155
JP Morgan Securities Inc.	450,553	3.2%	522,448
KGS-Alpha Capital Markets, L.P.	422,352	3.0%	447,141
Societe Generale	399,239	2.9%	514,425
Goldman, Sachs & Co.	394,291	2.8%	510,037
Citigroup Global Markets Inc.	383,440	2.8%	491,145
Natixis, New York Branch	346,827	2.5%	374,779
Guggenheim Liquidity Services, LLC	339,976	2.4%	358,674
BNP Paribas Securities Corp.	294,341	2.1%	330,253
Daiwa Capital Markets America Inc	233,117	1.7%	249,468
All other counterparties(2)	927,319	6.7%	1,133,144
Total Repurchase Agreement Counterparties	12,289,899	88.2%	13,602,959
Secured Loans Counterparty:
FHLBI	1,650,000	11.8%	1,917,029
Total	13,939,899	100.0%	15,519,988

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2016
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc	1,401,966	11.2%	1,468,793
ING Financial Market LLC	1,142,200	8.9%	1,216,492
Royal Bank of Canada	1,098,631	8.6%	1,293,336
Industrial and Commercial Bank of China Financial Services LLC	707,616	5.5%	748,503
Mitsubishi UFJ Securities (USA), Inc.	703,382	5.5%	740,404
Pierpont Securities LLC	681,853	5.3%	717,663
South Street Securities LLC	675,660	5.3%	713,330
Goldman, Sachs & Co.	486,430	3.8%	623,400
Scotia Capital	479,105	3.7%	500,578
JP Morgan Securities Inc.	477,947	3.7%	554,494
KGS-Alpha Capital Markets, L.P.	441,541	3.4%	475,858
Citigroup Global Markets Inc.	427,185	3.3%	534,875
E D & F Man Capital Markets Inc.	405,615	3.2%	430,896
Guggenheim Liquidity Services, LLC	356,149	2.8%	377,030
Natixis, New York Branch	336,202	2.6%	362,432
Societe Generale	325,393	2.5%	427,200
BNP Paribas Securities Corp.	307,641	2.4%	346,484
All other counterparties(2)	706,153	5.4%	912,536
Total Repurchase Agreement Counterparties:	11,160,669	87.1%	12,444,304
Secured Loans Counterparty:
FHLBI	1,650,000	12.9%	1,931,582
Total	12,810,669	100.0%	14,375,886

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	Represents amounts outstanding with seven counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets.Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at March 31, 2017.
Our repurchase agreement collateral ratio (MBS and GSE CRTs pledged as collateral/Amount Outstanding) was 111% as of March 31, 2017 ( December 31, 2016: 112%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of March 31, 2017, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates. Floating rates are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2017, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.83% and a weighted average maturity of 7.1 years.
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
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. The Notes may be exchanged for shares of our common stock at the applicable exchange rate at any time prior to the close of business on March 13, 2018. The Notes are reported on our consolidated balance sheets net of debt issuance costs. Debt issuance costs are amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the Notes. In March 2017, we retired $150.0 million of Notes for a repurchase price of $153.8 million. We realized a $4.7 million net loss on extinguishment of debt including $0.9 million of unamortized debt issuance costs associated with the retired debt.
Accrued interest payable on the Notes was approximately $556,000 as of March 31, 2017 (December 31, 2016: $5.9 million).
Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged under our repurchase agreements, secured loans and interest rate swaps as of March 31, 2017 and December 31, 2016. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Cash collateral pledged on bilateral swaps is classified as due from counterparties on our consolidated balance sheets.

	March 31, 2017	December 31, 2016
Repurchase Agreements:
Agency RMBS	9,870,197	8,654,233
Non-Agency RMBS	1,617,836	1,887,550
GSE CRT	829,431	734,212
CMBS	1,285,495	1,168,309
Total repurchase agreements collateral pledged	13,602,959	12,444,304
Secured Loans:
Agency RMBS	578,249	585,504
CMBS	1,338,780	1,346,078
Total secured loans collateral pledged	1,917,029	1,931,582
Interest Rate Swaps:
Agency RMBS	42,367	46,312
Cash	—	86,450
Total interest rate swaps collateral pledged	42,367	132,762
Total collateral pledged:
Mortgage-backed and GSE CRT securities	15,562,355	14,422,198
Cash	—	86,450
	15,562,355	14,508,648

Repurchase Agreements
Collateral posted with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value as determined by a pricing service agreed to by the respective lender and us. We would be required to provide additional collateral or fund margin calls if the value of pledged assets declined. We intend to maintain a level of liquidity that will enable us to meet margin calls.
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
Interest Rate Swaps
Collateral posted with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by the Chicago Mercantile Exchanges ("CME") through a Futures Commission Merchant. Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
We are required to post initial margin and daily variation margin for our interest rate swaps that are centrally cleared by CME. CME determines the fair value of our centrally cleared swaps, including daily variation margin. Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
The following table summarizes the fair value of collateral that we hold under our interest rate swaps as of March 31, 2017 and December 31, 2016. Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held would be recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2017 and December 31, 2016, we did not recognize any non-cash collateral held.

	March 31, 2017	December 31, 2016
Interest Rate Swaps:
Cash	3,732	1,700
Non-cash collateral	837	536
Total collateral held	4,569	2,236
Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2017:

$ in thousands	Notional Amount as of January 1, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2017
Interest Rate Swaps	6,500,000	1,150,000	—	7,650,000
Currency Forward Contracts	62,308	69,269	(65,576)	66,001
Credit Derivatives	569,966	—	(3,007)	566,959
Total	7,132,274	1,219,269	(68,583)	8,282,960

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
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.3 million as a decrease (March 31, 2016: $12.9 million as an increase) to interest expense for the three months ended March 31, 2017. During the next 12 months, we estimate that $25.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2017, $142.9 million (December 31, 2016: $149.1 million) of unrealized gain/(loss) on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.
As of March 31, 2017, we had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
ING Capital Markets LLC		350,000	2/24/2018	0.95%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
CME Central Clearing		300,000	2/5/2021	2.50%
CME Central Clearing		300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
CME Central Clearing		500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
CME Central Clearing		500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
CME Central Clearing		1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
CME Central Clearing		600,000	8/24/2023	2.88%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
CME Central Clearing		450,000	1/12/2024	2.10%
CME Central Clearing		450,000	1/25/2024	2.15%
CME Central Clearing		100,000	4/2/2025	2.04%
CME Central Clearing	(1)	250,000	5/24/2028	2.78%
Total		7,650,000		2.16%

(1)	Forward start date of 5/24/2018
Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.

Interest Rate Swaptions
We have purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
As of March 31, 2017, we have no outstanding interest rate swaptions.
Currency Forward Contracts
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. At March 31, 2017 and December 31, 2016, terms of the GSE CRT embedded derivatives are:

$ in thousand	March 31, 2017	December 31, 2016
Fair value amount	31,243	17,095
Notional amount	566,959	569,966
Maximum potential amount of future undiscounted payments	566,959	569,966

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2017	As of December 31, 2016		As of March 31, 2017	As of December 31, 2016
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	5,387	3,085	Interest Rate Swaps Liability	45,404	133,833
Currency Forward Contracts	412	101	Currency Forward Contracts	219	395
Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

$ in thousands	Three months ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,807	14,148	19,955

$ in thousands	Three months ended March 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(920)	6,314	3,016	8,410
The following table summarizes the effect of interest rate swaps, interest rate swaptions and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

$ in thousands	Three months ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	15,994	(22,894)	12,950	6,050
Currency Forward Contracts	(1,076)	—	488	(588)
Total	14,918	(22,894)	13,438	5,462

$ in thousands	Three months ended March 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(43,895)	(29,091)	(166,671)	(239,657)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	2,395	—	(1,281)	1,114
Total	(42,985)	(29,091)	(166,467)	(238,543)
Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $33.2 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted collateral of $42.4 million of Agency RMBS as of March 31, 2017. If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at their termination value.
In addition, as of March 31, 2017, we have an agreement with a central clearing counterparty. The fair value of such derivatives in a net liability position, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk related to this agreement, was $7.8 million.
We were in compliance with all of the financial provisions of these counterparty agreements as of March 31, 2017.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Our derivative liability of $7.8 million at March 31, 2017 related to centrally cleared interest rate swaps is not included in the table below as a result of this change.
Offsetting of Derivative Assets
As of March 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	5,799	—	5,799	(219)	(3,189)	2,391
Total	5,799	—	5,799	(219)	(3,189)	2,391

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Posted	Net Amount
Derivatives (4)	37,829	—	37,829	(37,829)	—	—
Repurchase Agreements (3)	12,289,899	—	12,289,899	(12,289,899)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	13,977,728	—	13,977,728	(13,977,728)	—	—
Offsetting of Derivative Assets
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	3,186	—	3,186	(1,640)	(1,546)	—
Total	3,186	—	3,186	(1,640)	(1,546)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Posted	Net Amount
Derivatives (4)	134,228	—	134,228	(45,738)	(85,787)	2,703
Repurchase Agreements (3)	11,160,669	—	11,160,669	(11,160,669)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	12,944,897	—	12,944,897	(12,856,407)	(85,787)	2,703

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at March 31, 2017 and December 31, 2016, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $13.6 billion and $12.4 billion at March 31, 2017 and December 31, 2016, respectively.

(4)
Cash collateral received on our derivatives was $3.7 million and $1.7 million at March 31, 2017 and December 31, 2016, respectively. Non-cash collateral received on our derivatives was $837,000 and $536,000 at March 31, 2017 and December 31, 2016, respectively. Cash collateral posted by us on our derivatives was $86.5 million at December 31, 2016. As a result of the CME rule change effective January 3, 2017, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the table above at March 31, 2017.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion at March 31, 2017 and December 31, 2016, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	15,889,854	31,243	—	15,921,097
Derivative assets	—	5,799	—	—	5,799
Other assets(4)	4,017	—	—	33,336	37,353
Total assets	4,017	15,895,653	31,243	33,336	15,964,249
Liabilities:
Derivative liabilities	—	45,623	—	—	45,623
Total liabilities	—	45,623	—	—	45,623

	December 31, 2016
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	14,964,236	17,095	—	14,981,331
Derivative assets	—	3,186	—	—	3,186
Other assets(4)	500	—	—	33,301	33,801
Total assets	500	14,967,422	17,095	33,301	15,018,318
Liabilities:
Derivative liabilities	—	134,228	—	—	134,228
Total liabilities	—	134,228	—	—	134,228

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2017, the net embedded derivative asset position of $31.2 million includes

$32.8 million of embedded derivatives in an asset position and $1.6 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $17.1 million includes $21.0 million of embedded derivatives in an asset position and $3.9 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2017 and December 31, 2016, the weighted average remaining term of investments in unconsolidated ventures is 1.3 and 1.3 years, respectively.

(4)	Includes $4.0 million and $0.5 million of investment in an exchange-traded fund as of March 31, 2017 and December 31, 2016, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,
$ in thousands	2017	2016
Beginning balance	17,095	(25,722)
Sales and settlements	—	920
Total net gains / (losses) included in net income:
Realized gains/(losses), net	—	(920)
Unrealized gains/(losses), net(1)	14,148	3,016
Ending balance	31,243	(22,706)

(1)
Included in realized and unrealized credit derivative income (loss), net in the condensed consolidated statements of operations are $14.1 million in net unrealized gains and $2.1 million in net unrealized gains attributable to assets still held as of March 31, 2017 and March 31, 2016, respectively. During the thee months ended March 31, 2016, we reversed $920,000 in net unrealized losses on securities sold during the period. We did not reverse any unrealized gains or losses on securities sold in the three months ended March 31, 2017.

The following table summarizes significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	31,243	Market Comparables, Vendor Pricing	Weighted average life	4.1 - 7.7	6.1

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	17,095	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 7.7	5.3
These significant unobservable inputs change according to market conditions and security performance. We estimate the weighted average life of GSE CRTs in order to identify GSE corporate debt with a similar maturity. We obtain our weighted average life estimates from a third party provider. Although weighted average life is a significant input, changes in weighted average life may not have an explicit directional impact on the fair value measurement.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	275,944	277,340	273,355	275,319
Other assets	74,250	74,250	74,250	74,250
Total	350,194	351,590	347,605	349,569
Financial Liabilities
Repurchase agreements	12,289,899	12,289,777	11,160,669	11,161,034
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	248,530	252,188	397,041	400,000
Total	14,188,429	14,191,965	13,207,710	13,211,034
The following describes our methods for estimating the fair value for financial instruments.

•
The estimated fair value of commercial loans held-for-investment is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on at a monthly basis by an independent third party valuation agent using a discounted cash flow technique.

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

•	The estimated fair value of exchangeable senior notes is a Level 2 fair value measurement based on a valuation obtained from a third-party pricing service.

Note 12 – Related Party Transactions
Under the terms of the management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2017, we reimbursed our Manager $185,000 (March 31, 2016: $159,000) for costs of support personnel that are fully dedicated to our business.
We have invested $49.9 million as of March 31, 2017 (December 31, 2016: $149.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three months ended March 31, 2017, we did not pay our Manager any costs related to such transactions. For the three months ended March 31, 2016, $503,000 was paid to our Manager related to such transactions.
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
We do not pay any management fees on our investments in unconsolidated ventures that are managed by an affiliate of the Manager.
Expense Reimbursement
We are required to reimburse our Manager for our operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation. We incurred costs of $1.9 million and $1.8 million originally paid for by our Manager for the three months ended March 31, 2017 and 2016, respectively.
Termination Fee
If we terminate our management agreement, we owe our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 13 – Stockholders’ Equity
Preferred Stock
Holders of the our Series A Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. The dividends are cumulative and payable quarterly in arrears.
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
We may elect to redeem shares of preferred stock at its option after July 26, 2017 (with respect to the Series A Preferred Stock) and after December 27, 2024 (with respect to the Series B Preferred Stock) for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. These shares are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at March 31, 2017 and December 31, 2016, respectively. The table excludes MBS and GSE CRTs that are accounted for under the fair value option.

	March 31, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	16,289	—	16,289
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	850	—	850
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,298)	(6,298)
Currency translation adjustments on investment in unconsolidated ventures	(615)	—	—	(615)
Other comprehensive income/(loss), net	(615)	17,139	(6,298)	10,226

Balance at beginning of period	95	144,458	149,115	293,668
Other comprehensive income/(loss), net	(615)	17,139	(6,298)	10,226
Other comprehensive income/(loss) attributable to non-controlling interest	8	(216)	79	(129)
Balance at end of period	(512)	161,381	142,896	303,765

	December 31, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(37,632)	—	(37,632)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	6,134	—	6,134
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	5,154	5,154
Currency translation adjustments on investment in unconsolidated ventures	128	—	—	128
Other comprehensive income/(loss), net	128	(31,498)	5,154	(26,216)

Balance at beginning of period	(32)	170,383	148,273	318,624
Other comprehensive income/(loss), net	128	(31,498)	5,154	(26,216)
Other comprehensive income/(loss) attributable to non-controlling interest	(1)	412	(63)	348
Rebalancing of ownership percentage of non-controlling interest	—	5,161	(4,249)	912
Balance at end of period	95	144,458	149,115	293,668

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
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at our option, we may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. We also have an equity incentive plan which allows us to grant securities convertible into our common stock to our non-executive directors and employees of our Manager and its affiliates.
Share Repurchase Program
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock. During the three months ended March 31, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of March 31, 2017, we have authority to purchase 18,239,082 additional shares of our common stock under our share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of March 31, 2017, 812,070 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $85,000 (March 31, 2016: $85,000) related to awards to our independent directors for the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, we issued 5,456 shares and 7,748 shares of common stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $31,000 (March 31, 2016: $32,000) for the three months ended March 31, 2017, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At March 31, 2017 there was approximately $296,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 23 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	18,807	$14.37
Shares granted during the period	8,115	15.55
Shares vested during the period	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Dividends
On March 15, 2017, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on April 26, 2017 to stockholders of record as of the close of business on March 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2017 to stockholders of record as of the close of business on April 1, 2017; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 27, 2017 to stockholders of record as of the close of business on June 5, 2017.
Note 14 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2017 and 2016 is computed as follows:

	Three Months Ended March 31,
$ and share amounts in thousands	2017	2016
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	87,130	(156,160)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	5,008	—
Income (loss) allocated to non-controlling interest	1,186	(1,883)
Dilutive net income (loss) available to stockholders	93,324	(158,043)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,598	113,142
Effect of dilutive securities:
Restricted stock awards	19	—
OP units	1,425	1,425
Exchangeable senior notes	15,083	—
Dilutive Shares	128,125	114,567
The following potential common shares were excluded from diluted earnings per share for the three months ended March 31, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 42,344 for restricted stock awards.

Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership.
Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
$ in thousands	2017	2016
Net income (loss) allocated	1,186	(1,883)
Distributions paid	570	570
As of March 31, 2017 and December 31, 2016, distributions payable to the non-controlling interest were approximately $570,000.
Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2017 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2017 and December 31, 2016, our undrawn capital and purchase commitments were $13.2 million and $15.5 million, respectively.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, we purchase and originate commercial loans. As of March 31, 2017 and December 31, 2016, we have unfunded commitments on commercial loans held-for-investment of $7.6 million and $9.7 million, respectively.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Note 17 – Revision of Previously Issued Financial Statements
During the second quarter of 2016, we corrected errors in our accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Premiums and discounts are amortized and recorded as interest income in our financial statements based on estimated future cash flows. We determined that the future cash flow assumptions used to develop our estimated premium amortization and discount accretion did not support our reported interest income. We revised our future cash flow estimates and also corrected our financial statements to account for the difference between actual and expected future cash flows as an adjustment to the amortized cost of the security and a prospective adjustment to the security's yield. We concluded that the errors were immaterial to our interim report on Form 10-Q for the quarter ended March 31, 2016. We have revised our condensed consolidated financial statements for the quarter ended March 31, 2016 in this Report on Form 10-Q.

The following changes have been made to our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016:

$ in thousands	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Interest Income
Mortgage-backed and credit risk transfer securities	121,087	1,159	122,246
Other Income
Gain (loss) on investments, net	11,601	—	11,601
Net income	(153,486)	1,159	(152,327)
Net income attributable to non-controlling interest	(1,897)	14	(1,883)
Net income attributable to Invesco Mortgage Capital Inc.	(151,589)	1,145	(150,444)
Net income attributable to common stockholders	(157,305)	1,145	(156,160)
Earnings per share:
Net income attributable to common stockholders
Basic	(1.39)	0.01	(1.38)
Diluted	(1.39)	0.01	(1.38)
The following changes have been made to our Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016:

$ in thousands	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Net income (loss)	(153,486)	1,159	(152,327)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	122,619	(1,159)	121,460
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(10,544)	—	(10,544)
Total other comprehensive income (loss)	124,950	(1,159)	123,791
The following changes have been made to our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016:

$ in thousands	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Net income	(153,486)	1,159	(152,327)
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	25,207	(1,159)	24,048
Non-cash Investing and Financing Activities Information
Net change in unrealized gain on mortgage-backed and credit risk transfer securities	112,075	(1,159)	110,916
Note 18 – Subsequent Events
We have reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per share of common stock;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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
Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc., our Manager, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association or a federally chartered corporation such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation (collectively "Agency RMBS");

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
Capital Activities
On March 15, 2017, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on April 26, 2017 to stockholders of record as of the close of business on March 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2017 to stockholders of record as of the close of business on April 1, 2017; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 27, 2017 to stockholders of record as of the close of business on June 5, 2017.
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.
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
Financial market volatility fell during the first quarter of 2017, with equity markets rallying, interest rate movements relatively subdued and credit spreads broadly tighter as investors remained optimistic that tax reform and regulatory relief were on the horizon. U.S. equity markets ended the quarter higher, with the total returns on the S&P 500 (+ 6.1%), the Dow Jones Industrial Average (+5.2%) and the NASDAQ (+10.1%) all posting strong gains since year end. Equity volatility was lower, as evidenced by the 11.9% decrease in the Chicago Board Options Exchange SPX Volatility Index. Energy prices fell during the quarter. The CRB Commodity Price index was down 3.4%, and WTI Crude Oil was down 9.7%. Lower equity price and interest rate volatility were supportive of credit spreads, which were tighter during the quarter. The Federal Reserve’s Open Market Committee voted to continue on the path to rate normalization in March by raising the federal funds target rate by 25 basis points, but this outcome was anticipated by the market and had little impact on asset prices. As we enter the second quarter of 2017, investor concerns include increased geopolitical tensions in the Middle East and on the Korean peninsula, the ongoing Brexit negotiations, as well as concerns about the ability of the U.S. administration to enact meaningful tax and regulatory reform.
The consensus of economists’ forecast for growth in U.S. domestic economic activity stands at 2.2% for 2017. In contrast, the Federal Reserve Bank of Atlanta’s GDPNow forecast for 2017 GDP growth fell to 0.90% as of March 31, 2017. The consensus for the 2017 core personal consumption expenditures deflator is 1.8%, still shy of the 2% target communicated by the U.S. Federal Reserve. Monthly increases in payroll employment averaged 177,000 jobs per month for the first quarter of 2017, down from the average of 187,000 over the course of 2016. The consensus of economists expects monthly payrolls to continue to increase by 177,000 jobs per month in 2017. Sentiment indicators, including the University of Michigan Consumer Sentiment Index and the Institute for Supply Management Manufacturing PMI survey remain near multi-year highs, which is in sharp contrast to most of the economic indicators (retail sales, employment, wage growth) that have been generally lower. This divergence in sentiment versus actual data is one of the largest uncertainties facing investors for the balance of 2017.
U.S. interest rates were mixed over the quarter, with shorter maturity Treasury rates increasing modestly and longer term Treasury rates decreasing modestly. During the first quarter, the yield on the 2 year Treasury note was 7 basis points higher, ending at 1.26%, while the yield on the 10 year Treasury note decreased by 6 basis points, ending the quarter at 2.39%. Three month LIBOR increased 15 basis points to 1.15%, due to the 25 basis point increase in the federal funds rate. Swap spreads were wider during the quarter, ranging from 8 to 10 basis points on maturities between 2 to 10 years. Agency MBS performance was mixed, with spreads on 30 year fixed rate MBS delivering a slightly negative excess return versus Treasury notes. Hybrid ARMs performed very well, tightening significantly versus Treasury notes, as the demand for high quality, short duration assets outweighed supply. Prepayment speeds slowed during the quarter due to the impact of higher rates and seasonal factors. Credit spreads were tighter across the securitized space particularly with GSE Credit Risk Transfer (“CRT”) bonds. During the quarter, nonrated CRT bonds from 2014 and 2015 were 61 and 49 basis points tighter, respectively. CMBS bonds rated single-A issued in 2012 and 2013 were 13 and 18 basis points tighter, respectively.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve following the adoption of new capital rules that generally affect the manner in which banks lend. Regulators are also focused on liquidity requirements that will likely impact how banks fund themselves. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could affect the terms on which we finance our assets in the future.
Investment Activities
The table below shows the allocation of our equity as of March 31, 2017, December 31, 2016 and March 31, 2016:

	As of
$ in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Agency RMBS	39%	41%	34%
Commercial Credit (1)	33%	32%	36%
Residential Credit (2)	28%	27%	30%
Total	100%	100%	100%

(1)	CMBS, Commercial loans and Investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and Residential loans are considered residential credit.

The table below shows the breakdown of our investment portfolio as of March 31, 2017, December 31, 2016 and March 31, 2016:

	As of
$ in thousands	March 31, 2017	December 31, 2016	March 31, 2016
Agency RMBS:
30 year fixed-rate, at fair value	4,492,324	2,981,717	3,966,251
15 year fixed-rate, at fair value	3,418,231	3,557,928	1,565,165
Hybrid ARM, at fair value	2,101,319	2,474,301	3,040,726
ARM, at fair value	290,690	307,873	413,649
Agency CMO, at fair value	319,718	344,041	410,569
Non-Agency RMBS, at fair value	1,774,088	1,995,551	2,384,965
GSE CRT, at fair value	855,657	768,200	650,791
CMBS, at fair value	2,669,070	2,551,720	2,701,950
Commercial loans, at amortized cost	275,944	273,355	277,701
Investments in unconsolidated ventures	33,336	33,301	39,541
Total Investment portfolio	16,230,377	15,287,987	15,451,308
During the three months ended March 31, 2017, we purchased $1.7 billion of 30 year fixed-rate Agency RMBS. We funded our purchases through a modest increase in leverage and reinvestment of cash flows from principal repayments and sales of securities. We increased our holdings of 30 year fixed-rate Agency RMBS in response to a steeper yield curve, rising interest rates and a corresponding anticipated slowdown in prepayment speeds. As of March 31, 2017 our holdings of 30 year fixed-rate Agency RMBS represent approximately 28% of our total investment portfolio versus 20% of our total investment portfolio as of December 31, 2016 and 26% as of March 31, 2016.
We continue to hold 15 year fixed-rate Agency RMBS that have relatively low interest rate risk, which reduces our book value volatility. Additionally, we hold Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities.
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
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. Our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. We modestly increased our allocation to GSE CRT during the first quarter of 2017 based on the sector's limited duration profile, positive underlying fundamentals and attractive relative value.
Our CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply.
As of March 31, 2017, our commercial real estate loan portfolio includes ten mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 2% of our total investment portfolio and has a weighted average maturity of 1.5 years. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We determined that no provision for loan losses for our commercial loans was required as of March 31, 2017.

Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of March 31, 2017 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Prime	0.5%	1.6%	4.4%	4.0%	8.6%	2.5%	—%	—%	—%	—%	13.7%	11.0%	1.6%	0.3%	—%	48.2%
Alt-A	—%	0.7%	8.0%	6.9%	8.7%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	24.3%
Re-REMIC(1)	—%	—%	—%	—%	0.5%	—%	0.7%	4.6%	5.9%	2.5%	0.8%	—%	—%	—%	—%	15.0%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	2.9%	7.2%	2.1%	—%	—%	12.5%
Total Non-Agency	0.5%	2.3%	12.4%	10.9%	18.1%	2.5%	0.7%	4.6%	5.9%	2.5%	17.4%	18.2%	3.7%	0.3%	—%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.4%	36.0%	8.5%	20.8%	3.3%	100.0%
CMBS	—%	—%	—%	—%	—%	—%	—%	4.6%	23.6%	14.7%	16.7%	33.7%	5.3%	—%	1.4%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 9.3% for 2005, 15.6% for 2006, and 75.1% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of March 31, 2017:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	41.8%	California	19.0%	California	14.8%
New York	7.8%	Texas	6.1%	New York	13.7%
Florida	6.2%	Florida	4.3%	Texas	10.1%
Virginia	3.6%	New York	4.3%	Florida	6.1%
New Jersey	3.4%	Virginia	4.2%	Pennsylvania	4.6%
Maryland	3.3%	Illinois	3.8%	Illinois	4.2%
Massachusetts	3.0%	Washington	3.4%	New Jersey	3.6%
Illinois	2.9%	Massachusetts	3.4%	Ohio	3.1%
Washington	2.5%	New Jersey	3.2%	Virginia	2.8%
Texas	2.2%	Colorado	3.2%	Michigan	2.7%
Other	23.3%	Other	45.1%	Other	34.3%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2017, we had entered into repurchase agreements totaling $12.3 billion (December 31, 2016: $11.2 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of March 31, 2017, IAS Services had $1.65 billion in outstanding secured loans. For the three months ended March 31, 2017, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.83% and a weighted average maturity of 7.1 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
December 31, 2016	12,810,669	13,215,697	13,626,829
March 31, 2017	13,939,899	13,901,254	14,086,600
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. During the three months ended March 31, 2017, we retired $150.0 million of the Notes for a repurchase price of $153.8 million. We realized a $4.7 million net loss on extinguishment of debt including $0.9 million of unamortized debt issuance costs associated with the retired Notes. We partially retired our Notes in anticipation of the upcoming scheduled maturity of our Notes in March 2018.
We have also committed to invest up to $121.5 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2017, $108.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $13.2 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of March 31, 2017 and December 31, 2016, we had investment related payables of $72.6 million, and $9.2 million, respectively. Our liability balance fluctuates based on our volume of unsettled trades.
We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of March 31, 2017 and December 31, 2016, we had investment related receivables of $285.9 million and $43.9 million, respectively. Our receivable balance fluctuates based on our volume of unsettled trades.
Hedging Instruments.
As of March 31, 2017, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month or three-month LIBOR and effectively fix the floating interest rates on $7.7 billion (March 31, 2016: $6.9 billion) of borrowings. During the three months ended March 31, 2017, we moderately increased our leverage to fund the purchase of MBS and GSE CRT securities and entered into swaps with a notional amount of $1.2 billion to hedge the interest rates on the associated repurchase agreement debt. We have two types of interest rate swap arrangements; bilateral interest rate swaps and centrally cleared interest rate swaps. We are required to pledge collateral on our interest rate swaps. Effective January 3, 2017, the Chicago Mercantile Exchange amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Due in part to this rule change, the fair value of our derivative liabilities decreased from $134.2 million as of December 31, 2016 to $45.6 million as of March 31, 2017.
As of March 31, 2017 and March 31, 2016, we have no outstanding interest rate swaptions. During the three months ended March 31, 2016, interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million, and we realized a loss of $1.5 million on these contracts. We have historically purchased interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of March 31, 2017, we held $66.0 million (March 31, 2016: $82.2 million) in notional amount of currency forward contracts as an asset with a fair value of $412,000 (March 31, 2016: $702,000) and a liability with a fair value of $219,000 (March 31, 2016: $221,000). During the three months ended March 31, 2017, we settled currency forward contracts of $65.6 million (March 31, 2016: $73.9 million) in notional amount and realized a net loss of $1.1 million (March 31, 2016: $2.4 million net gain). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.

Book Value per Share
We calculate book value per share as follows:

	As of
In thousands except per share amounts	March 31, 2017	December 31, 2016
Numerator (adjusted equity):
Total equity	2,323,630	2,270,184
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Total adjusted equity	2,028,630	1,975,184

Denominator (number of shares - diluted):
Common stock outstanding	111,605	111,595
OP units	1,425	1,425
Number of shares - diluted	113,030	113,020

Book value per diluted common share	17.95	17.48
Our book value per diluted common share rose 2.7% as of March 31, 2017 compared to December 31, 2016 primarily due to interest rate swap spreads widening and higher valuations of our credit risk transfer securities portfolio. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
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
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2016.
Expected Impact of New Authoritative Guidance on Future Financial Information
In January 2016, the FASB issued guidance to improve certain aspects of classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. We are required to adopt the new guidance in the first quarter of 2018. Early adoption is permitted. We have determined that this new accounting standard will not have an impact on our financial condition or results of operations but will simplify financial statement disclosures.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.

In March 2017, the FASB issued new guidance which will affect entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The new guidance will shorten the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The new guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. We are required to adopt the new guidance in the first quarter of 2019 using a modified retrospective method. Early adoption is permitted. We are evaluating the potential impacts of the new guidance on our consolidated financial statements.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
$ in thousands, except share data	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	118,873	122,246
Commercial loans	5,764	4,893
Total interest income	124,637	127,139
Interest Expense
Repurchase agreements	29,947	41,800
Secured loans	3,413	2,715
Exchangeable senior notes	5,008	5,613
Total interest expense	38,368	50,128
Net interest income	86,269	77,011
Other Income (loss)
Gain (loss) on investments, net	(1,853)	11,601
Equity in earnings (losses) of unconsolidated ventures	(1,534)	1,061
Gain (loss) on derivative instruments, net	5,462	(238,543)
Realized and unrealized credit derivative income (loss), net	19,955	8,410
Net loss on extinguishment of debt	(4,711)	—
Other investment income (loss), net	1,329	(318)
Total other income (loss)	18,648	(217,789)
Expenses
Management fee – related party	8,801	9,512
General and administrative	2,084	2,037
Total expenses	10,885	11,549
Net income (loss)	94,032	(152,327)
Net income (loss) attributable to non-controlling interest	1,186	(1,883)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	92,846	(150,444)
Dividends to preferred stockholders	5,716	5,716
Net income (loss) attributable to common stockholders	87,130	(156,160)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.78	(1.38)
Diluted	0.73	(1.38)
Dividends declared per common share	0.40	0.40
Weighted average number of shares of common stock:
Basic	111,598,459	113,142,400
Diluted	128,124,628	114,567,400

Net Income (Loss) Summary
For the three months ended March 31, 2017, our net income attributable to common stockholders was $87.1 million (March 31, 2016: $156.2 million net loss) or $0.78 basic and $0.73 diluted net income per average share available to common stockholders (March 31, 2016: $1.38 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders for the three months ended March 31, 2017 is primarily attributable to realized and unrealized gains on derivative instruments of $5.5 million in the 2017 period versus a $238.5 million loss in the 2016 period. As a result of discontinuing hedge accounting, beginning January 1, 2014, changes in the fair value of our interest rate swap agreements are recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations, rather than in accumulated other comprehensive income ("AOCI"). For the three months ended March 31, 2017, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $13.0 million (March 31, 2016: $166.7 million unrealized loss). During the three months ended March 31, 2017, the unrealized gain on derivatives was driven by a rise in the market interest rates associated with our interest rate swap hedges.
Interest Income and Average Earning Asset Yield
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
$ in thousands	2017	2016
Average Balances(1):
Agency RMBS:
15 year fixed-rate, at amortized cost	3,516,699	1,560,925
30 year fixed-rate, at amortized cost	4,460,663	3,945,655
ARM, at amortized cost	290,812	410,749
Hybrid ARM, at amortized cost	2,291,634	3,096,649
Agency - CMO, at amortized cost	328,450	404,443
Non-Agency RMBS, at amortized cost	1,793,030	2,422,438
GSE CRT, at amortized cost	765,690	676,169
CMBS, at amortized cost	2,575,734	2,675,219
Commercial loans, at amortized cost	274,981	239,201
Average earning assets	16,297,693	15,431,448
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	2.03%	2.40%
30 year fixed-rate	2.64%	2.97%
ARM	2.31%	2.42%
Hybrid ARM	2.29%	2.28%
Agency - CMO	0.58%	2.80%
Non-Agency RMBS	5.58%	4.90%
GSE CRT (3)	2.15%	0.85%
CMBS	4.20%	4.38%
Commercial loans	8.50%	8.09%
Average earning asset yields	3.06%	3.30%

(1)	Average amounts for each period are based on weighted month-end balances.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $16.3 billion for the three months ended March 31, 2017 (March 31, 2016: $15.4 billion). Average earning assets increased $0.9 billion primarily because we increased our holdings of Agency RMBS in response to a steeper yield curve, rising interest rates and a corresponding anticipated slowdown in prepayment speeds.

We earned interest income of $124.6 million (March 31, 2016: $127.1 million) for the three months ended March 31, 2017. Our interest income includes coupon interest and net premium amortization/discount accretion on MBS and GSE CRTs as well as interest income on commercial loans as shown in the table below.

	Three Months Ended March 31,
$ in thousands, except share amounts	2017	2016
Interest Income
MBS and GSE CRT - coupon interest	146,069	146,294
MBS and GSE CRT - net (premium amortization)/ discount accretion	(27,196)	(24,048)
MBS and GSE CRT - interest income	118,873	122,246
Commercial loans	5,764	4,893
Total interest income	124,637	127,139
Despite higher average earning assets, interest income decreased $2.5 million or 2% during the three months ended March 31, 2017 compared to 2016 primarily due to our shift in portfolio composition to Agency RMBS as well as overall faster prepayment speeds. Over the last twelve months, we have increased our equity allocated to Agency RMBS from 34% to 39% and decreased our equity allocated to credit investments from 66% to 61%.
The yield on our average non-Agency RMBS earning assets increased for the three months ended March 31, 2017 primarily due to higher index interest rates in 2017 compared to the same period in 2016.  As of March 31, 2017, approximately 53% of our non-Agency RMBS are variable or floating rate securities.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The table below provide the three month constant prepayment rate for our RMBS and GSE CRTs for three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
15 year fixed-rate Agency RMBS	8.1	10.2
30 year fixed-rate Agency RMBS	10.8	10.8
ARM/ Hybrid ARM Agency RMBS	15.7	12.5
Non-Agency RMBS	13.3	11.1
GSE CRT	13.1	9.2
Weighted average CPR	11.7	11.2
We recognized $27.2 million and $24.0 million of net premium amortization during the three months ended March 31, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio. Net premium amortization increased over the same period in 2016 due to higher average Agency RMBS assets as well as faster overall speeds in the three months ended March 31, 2017.
Our interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
$ in thousands	2017	2016
Interest Expense
Interest expense on repurchase agreements borrowings	36,245	28,876
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,298)	12,924
Repurchase agreements interest expense	29,947	41,800
Secured loans	3,413	2,715
Exchangeable senior notes	5,008	5,613
Total interest expense	38,368	50,128
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
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.3 million during the three months ended March 31, 2017 whereas amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $12.9 million during the three months ended March 31, 2016. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $25.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three months ended March 31, 2017, interest expense for our secured loans increased compared to the same period in 2016 primarily due to higher borrowing rates as a result of the December 2016 and March 2017 increases in the federal funds interest rate. For the three months ended March 31, 2017, we had a weighted average borrowing rate of 0.83% as compared to 0.66% for the three months ended March 31, 2016.
Our total interest expense during the three months ended March 31, 2017 decreased $11.8 million from the same period in 2016 primarily due to a $19.2 million decrease caused by the amortization of net deferred (gain) loss on de-designated interest rate swaps discussed above that was partially offset by a $7.4 million increase in interest expense on repurchase agreements borrowings due to higher borrowing rates.

The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
$ in thousands	2017	2016
Average Borrowings(1):
Agency RMBS (2)	9,716,908	8,546,280
Non-Agency RMBS	1,411,889	1,952,569
GSE CRT	600,223	451,248
CMBS (2)	2,172,234	2,187,472
Exchangeable senior notes	346,083	394,982
Total average borrowings	14,247,337	13,532,551
Maximum borrowings during the period (3)	14,484,038	13,896,215
Average Cost of Funds (4):
Agency RMBS (2)	0.87%	0.66%
Non-Agency RMBS	2.20%	1.80%
GSE CRT	2.27%	2.19%
CMBS (2)	1.34%	1.14%
Exchangeable senior notes	5.79%	5.68%
Cost of funds	1.08%	1.48%
Effective cost of funds (non-GAAP measure) (5)	1.90%	1.96%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures"
Total average borrowings increased in the three months ended March 31, 2017 versus 2016 primarily because we increased our holdings of 30 year fixed-rate Agency RMBS. In addition, during the three months ended March 31, 2017, we retired $150.0 million of our exchangeable senior notes for a repurchase price of $153.8 million.
Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
$ in thousands	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	118,873	122,246
Commercial loans	5,764	4,893
Total interest income	124,637	127,139
Interest Expense
Interest expense on repurchase agreements borrowings	36,245	28,876
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,298)	12,924
Repurchase agreements interest expense	29,947	41,800
Secured loans	3,413	2,715
Exchangeable senior notes	5,008	5,613
Total interest expense	38,368	50,128
Net interest income	86,269	77,011

Our net interest income, which equals interest income less interest expense, totaled $86.3 million (March 31, 2016: $77.0 million) for the three months ended March 31, 2017. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.98% (March 31, 2016: 1.82%) for the three months ended March 31, 2017. The increase in net interest income and net interest rate margin for the three months ended March 31, 2017 compared to 2016 was primarily due to a decrease in interest expense driven by a decline in amortization of net deferred losses on de-designated interest rate swaps. During the next 12 months, we estimate that $25.8 million of net deferred gains on de-designated interest rate swaps will be reclassified as a decrease to interest expense.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2017 and 2016:

$ in thousands	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Realized gains and losses on sale of investments	(1,007)	10,544
Other-than-temporary impairment losses	(532)	(5,683)
Net unrealized gains and losses on MBS accounted for under the fair value option	(3,602)	6,676
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	3,279	64
Net unrealized gains and losses on trading securities	9	—
Total gain (loss) on investments, net	(1,853)	11,601
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
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of March 31, 2017, $2.3 billion or 14.6% of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2017, we recorded equity in losses of unconsolidated ventures of $1.5 million (March 31, 2016: equity in earnings of $1.1 million). Our unconsolidated ventures recorded losses primarily due to unrealized depreciation of underlying portfolio investments during the three months ended March 31, 2017 versus gains primarily due to unrealized appreciation of portfolio investments during the three months ended March 31, 2016.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	15,994	(22,894)	12,950	6,050
Currency Forward Contracts	(1,076)	—	488	(588)
Total	14,918	(22,894)	13,438	5,462

$ in thousands	Three Months Ended March 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(43,895)	(29,091)	(166,671)	(239,657)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	2,395	—	(1,281)	1,114
Total	(42,985)	(29,091)	(166,467)	(238,543)
As of March 31, 2017 and December 31, 2016, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of March 31, 2017				As of December 31, 2016
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	7,400,000	2.14%	0.99%	4.69	6,500,000	2.14%	0.79%	4.64

(1)	Excludes $250.0 million of notional amount for an interest rate swap with a forward start date of 5/24/2018.
During the three months ended March 31, 2017, we entered into swaps with a notional amount of $1.2 billion.
During the three months ended March 31, 2016, we sold assets to facilitate stock repurchases. We terminated swaps with a notional amount of $4.6 billion and realized losses of $43.9 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations in 2016, our contractual net interest expense for the three months ended March 31, 2017 decreased to $22.9 million (three months ended March 31, 2016: $29.1 million).
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
$ in thousands	2017	2016
GSE CRT embedded derivative coupon interest	5,807	6,314
Gain (loss) on settlement of GSE CRT embedded derivatives	—	(920)
Change in fair value of GSE CRT embedded derivatives	14,148	3,016
Total	19,955	8,410
In the three months ended March 31, 2017, we recorded an $11.5 million increase in realized and unrealized credit derivative income (loss), net compared to the same period in 2016. The increase was driven by a change in the value of our GSE CRT holdings primarily resulting from credit spread tightening.

Net Loss on Extinguishment of Debt
In March 2017, we retired $150.0 million of Notes for a repurchase price of $153.8 million. We realized a $4.7 million net loss on extinguishment of debt including $0.9 million of unamortized debt issuance costs associated with the retired debt.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
$ in thousands	2017	2016
Dividend income	816	807
Gain (loss) on foreign currency transactions, net	513	(1,125)
Total	1,329	(318)
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three months ended March 31, 2017 and 2016 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we recognized a net loss of $588,000 and net gain of $1.1 million, respectively, on our currency forward contracts.
Expenses
For the three months ended March 31, 2017, we incurred management fees of $8.8 million (March 31, 2016: $9.5 million), which are payable to our Manager under our management agreement. Management fees decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the repurchase of shares of common stock in the three months ended March 31, 2016. During the three months ended March 31, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. Refer to Note 12 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the three months ended March 31, 2017, our general and administrative expenses not covered under our management agreement amounted to $2.1 million (March 31, 2016: $2.0 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs for the three months ended March 31, 2017 and 2016 also included costs associated with repositioning our hedging portfolio.
Net Income (Loss) after Preferred Dividends and Return on Average Equity
For the three months ended March 31, 2017, our net income after preferred dividends was $88.3 million (March 31, 2016: $158.0 million net loss) and our annualized income on average equity was 16.60% (March 31, 2016: 32.60% annualized loss). The change in net income after preferred dividends and return on average equity was primarily attributable to realized and unrealized gains on derivative instruments of $5.5 million in the 2017 period versus realized and unrealized losses on derivative instruments of $238.5 million in the 2016 period. For the three months ended March 31, 2017, we recognized an unrealized gain for the change in fair value of our interest rates swaps of $13.4 million (March 31, 2016: $166.7 million unrealized loss). In addition, during the three months ended March 31, 2017, we recognized reclassification of amortization of net deferred gains on de-designated interest rate swaps to repurchase agreements interest expense previously recognized in other comprehensive income of $6.3 million (March 31, 2016: $12.9 million net deferred losses).

Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures: core earnings (and by calculation, core earnings per common share), effective interest income (and by calculation, effective yield), effective interest expense (and by calculation, effective cost of funds), effective net interest income (and by calculation, effective interest rate margin), and repurchase agreement debt-to-equity ratio. Our management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. The most directly comparable U.S. GAAP measures are net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share), total interest income (and by calculation, earning asset yield), total interest expense (and by calculation, cost of funds), net interest income (and by calculation, net interest rate margin) and debt-to-equity ratio.  Certain prior period U.S. GAAP and non-GAAP financial measures have been revised to correct immaterial errors in accounting for premiums and discounts on non-Agency RMBS not of high credit quality. For further information, see Note 17 - "Revision of Previously Issued Financial Statements" of our condensed consolidated financial statements filed in Item 1. of this Report.
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
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; net loss on extinguishment of debt; and cumulative adjustments attributable to non-controlling interest. We record changes in the valuation of our mortgage-backed securities, excluding securities for which we elected the fair value option and the valuation assigned to the debt host contract associated with our GSE CRTs, in other comprehensive income on our condensed consolidated balance sheets.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2017	2016
Net income (loss) attributable to common stockholders	87,130	(156,160)
Adjustments:
(Gain) loss on investments, net	1,853	(11,601)
Realized (gain) loss on derivative instruments, net (1)	(14,918)	42,985
Unrealized (gain) loss on derivative instruments, net (1)	(13,438)	166,467
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(14,148)	(2,096)
(Gain) loss on foreign currency transactions, net (3)	(513)	1,125
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,298)	12,924
Net loss on extinguishment of debt	4,711	—
Subtotal	(42,751)	209,804
Cumulative adjustments attributable to non-controlling interest	539	(2,597)
Core earnings attributable to common stockholders	44,918	51,047
Basic income (loss) per common share	0.78	(1.38)
Core earnings per share attributable to common stockholders(5)	0.40	0.45

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2017	2016
Realized gain (loss) on derivative instruments, net	14,918	(42,985)
Unrealized gain (loss) on derivative instruments, net	13,438	(166,467)
Contractual net interest expense	(22,894)	(29,091)
Gain (loss) on derivative instruments, net	5,462	(238,543)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2017	2016
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	14,148	2,096
GSE CRT embedded derivative coupon interest	5,807	6,314
Realized and unrealized credit derivative income (loss), net	19,955	8,410

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2017	2016
Dividend income	816	807
Gain (loss) on foreign currency transactions, net	513	(1,125)
Other investment income (loss), net	1,329	(318)

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2017	2016
Interest expense on repurchase agreements borrowings	36,245	28,876
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,298)	12,924
Repurchase agreements interest expense	29,947	41,800

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended March 31, 2017 decreased $6.1 million from the same period in 2016 primarily due to a $4.3 million decline in effective net interest income. In addition, we recorded equity in losses of unconsolidated ventures of $1.5 million for the three months ended March 31, 2017 compared to equity in earnings of $1.1 million for the same period in 2016.

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
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	124,637	3.06%	127,139	3.30%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,807	0.14%	6,314	0.16%
Effective interest income	130,444	3.20%	133,453	3.46%
Our effective interest income and effective yield decreased in the three months ended March 31, 2017 versus the 2016 period primarily due to our shift in portfolio composition to Agency RMBS as well as overall faster prepayment speeds.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	38,368	1.08%	50,128	1.48%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,298	0.18%	(12,924)	(0.38)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	22,894	0.64%	29,091	0.86%
Effective interest expense	67,560	1.90%	66,295	1.96%
Our effective interest expense increased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased borrowings and higher interest rates as a result of the December 2016 and March 2017 increases in the federal funds interest rate. Our effective cost of funds for the three months ended March 31, 2017 decreased primarily due to lower interest paid on our interest rate swaps. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.3 million during the three months ended March 31, 2017 whereas amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $12.9 million during the three months ended March 31, 2016. Net interest paid on interest rate swaps decreased $6.2 million in the three months ended March 31, 2017 compared to the same period in 2016 because we repositioned our hedging portfolio in the first quarter of 2016.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	86,269	1.98%	77,011	1.82%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,298)	(0.18)%	12,924	0.38%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,807	0.14%	6,314	0.16%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(22,894)	(0.64)%	(29,091)	(0.86)%
Effective net interest income	62,884	1.30%	67,158	1.50%
Effective net interest income for the three months ended March 31, 2017 decreased $4.3 million from the same period in 2016. The decrease in effective net interest income and effective interest rate margin was primarily due to our shift in portfolio composition to Agency RMBS and higher borrowings and interest rates during the three months ended March 31, 2017 compared to the same period in 2016.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of March 31, 2017 and December 31, 2016. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
March 31, 2017

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	10,622,281	2,629,745	2,978,351	—	16,230,377
Cash and cash equivalents (3)	25,239	17,432	13,206	—	55,877
Derivative assets, at fair value (4)	5,387	—	412	—	5,799
Other assets	340,271	6,718	64,227	4,018	415,234
Total assets	10,993,178	2,653,895	3,056,196	4,018	16,707,287

Repurchase agreements	9,335,954	1,921,535	1,032,410	—	12,289,899
Secured loans (5)	497,703	—	1,152,297	—	1,650,000
Exchangeable senior notes	—	—	—	248,530	248,530
Derivative liabilities, at fair value	45,404	—	219	—	45,623
Other liabilities	111,243	22,029	15,777	556	149,605
Total liabilities	9,990,304	1,943,564	2,200,703	249,086	14,383,657

Total equity (allocated)	1,002,874	710,331	855,493	(245,068)	2,323,630
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(309,506)	245,068	(64,438)
Collateral pledged against secured loans	(578,249)	—	(1,338,780)	—	(1,917,029)
Secured loans	497,703	—	1,152,297	—	1,650,000
Equity related to repurchase agreement debt	922,328	710,331	359,504	—	1,992,163
Debt-to-equity ratio (7)	9.8	2.7	2.6	NA	6.1
Repurchase agreement debt-to-equity ratio (8)	10.1	2.7	2.9	NA	6.2

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2016

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	9,665,860	2,763,751	2,858,376	—	15,287,987
Cash and cash equivalents (3)	76,067	49,582	36,139	—	161,788
Derivative assets, at fair value (4)	3,085	—	101	—	3,186
Other assets	179,931	9,381	63,465	500	253,277
Total assets	9,924,943	2,822,714	2,958,081	500	15,706,238

Repurchase agreements	8,148,220	2,067,731	944,718	—	11,160,669
Secured loans (5)	500,150	—	1,149,850	—	1,650,000
Exchangeable senior notes	—	—	—	397,041	397,041
Derivative liabilities, at fair value	133,832	—	396	—	134,228
Other liabilities	52,047	21,389	14,791	5,889	94,116
Total liabilities	8,834,249	2,089,120	2,109,755	402,930	13,436,054

Total equity (allocated)	1,090,694	733,594	848,326	(402,430)	2,270,184
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(306,656)	402,430	95,774
Collateral pledged against secured loans	(585,504)	—	(1,346,078)	—	(1,931,582)
Secured loans	500,150	—	1,149,850	—	1,650,000
Equity related to repurchase agreement debt	1,005,340	733,594	345,442	—	2,084,376
Debt-to-equity ratio (7)	7.9	2.8	2.5	NA	5.8
Repurchase agreement debt-to-equity ratio (8)	8.1	2.8	2.7	NA	5.4

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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

We held cash and cash equivalents of $55.9 million at March 31, 2017 (March 31, 2016: $51.3 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $70.9 million for the three months ended March 31, 2017 (March 31, 2016: $78.9 million).
Our investing activities used net cash of $1.1 billion in the three months ended March 31, 2017, compared to net cash provided from investing activities of $1.1 billion in the three months ended March 31, 2016. We invested $1.8 billion in mortgage-backed and credit risk transfer securities during the three months ended March 31, 2017 compared to investments of $47.7 million in mortgage-backed and credit risk transfer securities and $69.8 million in commercial loans in the three months ended March 31, 2016. We generated $553.9 million from principal payments of mortgage-backed and credit risk transfer securities and $180.8 million from the sales of mortgage-backed and credit risk transfer securities during the three months ended March 31, 2017 compared to $528.1 million from principal payments of mortgage-backed and credit risk transfer securities and $684.3 million from the sales of mortgage-backed and credit risk transfer securities in the three months ended March 31, 2016. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $37.2 million in the three months ended March 31, 2016.
Our financing activities provided net cash of $928.0 million for the three months ended March 31, 2017 compared to $1.1 billion used in the three months ended March 31, 2016. We primarily used cash to pay dividends of $50.9 million (March 31, 2016: $51.7 million) and received cash from net borrowings of repurchase agreements of $1.1 billion (March 31, 2016: used cash for net repayments of $938.9 million). We also used cash to repurchase 2,063,451 shares of common stock for $25.0 million during the three months ended March 31, 2016.
As of March 31, 2017, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of March 31, 2017, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $578.2 million, respectively.
As of March 31, 2017, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the “haircut”) under our repurchase agreements was 4.9% for Agency RMBS, 20.4% for non-Agency RMBS, 24.5% for GSE CRT and 19.1% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 20% to a high of 27.5% for GSE CRT, a low of 15% to a high of 30% for CMBS. Our effective cost of funds (non-GAAP measure) was 1.90% (March 31, 2016: 1.96%) for the three months ended March 31, 2017. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.1x as of March 31, 2017 (December 31, 2016: 5.8x). We moderately increased our debt-to-equity ratio over the last three months to finance purchases of mortgage-backed securities and to retire $150.0 million of our exchangeable senior notes.
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
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock (three months ended March 31, 2016: $25.0 million of repurchases). As of March 31, 2017, we had authority to purchase 18,239,082 additional shares of its common stock under its share repurchase program with no expiration date.

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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 12 - "Related Party Transactions" of our condensed consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” of our condensed consolidated financial statements for details of our reimbursements to our Manager.

As of March 31, 2017, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,289,899	12,289,899	—	—	—
Secured loans	1,650,000	—	300,000	100,000	1,250,000
Exchangeable senior notes	250,000	250,000	—	—	—
Total (1)	14,189,899	12,539,899	300,000	100,000	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of March 31, 2017, we have approximately $18.5 million, $12.5 million and $114.3 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $121.5 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of March 31, 2017, $108.3 million of our commitment has been called. We are committed to fund $13.2 million in additional capital to fund future investments and cover future expenses should they occur.
As of March 31, 2017, we have unfunded commitments on commercial loans of $7.6 million (December 31, 2016: $9.7 million).
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of March 31, 2017, 812,070 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $85,000 (March 31, 2016: $85,000) related to awards to our independent directors for the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, we issued 5,456 shares and 7,748 shares of stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $31,000 (March 31, 2016: $32,000) for the three months ended March 31, 2017, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At March 31, 2017 there was approximately $296,000 of total unrecognized compensation cost related to restricted stock units awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 23 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	18,807	$14.37
Shares granted during the period	8,115	15.55
Shares vested during the period	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

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
Other Matters
We believe that we satisfy the organizational requirements for REIT status, that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2017, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution requirements for our taxable year that will end on December 31, 2017.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2017, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(22.62)%	(1.58)%
+0.50%	(7.83)%	(0.63)%
-0.50%	3.58%	0.72%
-1.00%	(2.66)%	0.94%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at March 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 21, 2017. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

May 4, 2017	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 4, 2017	By:	/s/ Richard Lee Phegley, Jr.
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

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

