Form 10-Q
period 2017-06-30
Invesco Mortgage Capital Inc.
filed 2017-08-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 3, 2017, there were 111,609,901 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	June 30, 2017	December 31, 2016
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $15,367,150 and $14,422,198, respectively)	16,083,284	14,981,331
Commercial loans, held-for-investment	278,866	273,355
Cash and cash equivalents	64,069	161,788
Due from counterparties	1,246	86,450
Investment related receivable	83,181	43,886
Accrued interest receivable	49,852	46,945
Derivative assets, at fair value	11,005	3,186
Other assets	102,428	109,297
Total assets	16,673,931	15,706,238
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	12,118,948	11,160,669
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	217,804	397,041
Derivative liabilities, at fair value	44,147	134,228
Dividends and distributions payable	50,930	50,924
Investment related payable	202,051	9,232
Accrued interest payable	14,987	21,066
Collateral held payable	3,471	1,700
Accounts payable and accrued expenses	1,790	1,534
Due to affiliate	9,709	9,660
Total liabilities	14,313,837	13,436,054
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,609,901 and 111,594,595 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,380,243	2,379,863
Accumulated other comprehensive income	337,391	293,668
Retained earnings (distributions in excess of earnings)	(673,625)	(718,303)
Total stockholders’ equity	2,330,341	2,241,560
Non-controlling interest	29,753	28,624
Total equity	2,360,094	2,270,184
Total liabilities and equity	16,673,931	15,706,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share amounts	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	121,027	112,860	239,900	235,106
Commercial loans	6,021	5,947	11,785	10,840
Total interest income	127,048	118,807	251,685	245,946
Interest Expense
Repurchase agreements	36,072	31,260	66,019	73,060
Secured loans	4,535	2,688	7,948	5,403
Exchangeable senior notes	3,504	5,614	8,512	11,227
Total interest expense	44,111	39,562	82,479	89,690
Net interest income	82,937	79,245	169,206	156,256
Other Income (loss)
Gain (loss) on investments, net	11,175	1,414	9,322	13,015
Equity in earnings (losses) of unconsolidated ventures	(154)	202	(1,688)	1,263
Gain (loss) on derivative instruments, net	(53,513)	(90,363)	(48,051)	(328,906)
Realized and unrealized credit derivative income (loss), net	21,403	17,228	41,358	25,638
Net loss on extinguishment of debt	(526)	—	(5,237)	—
Other investment income (loss), net	2,533	(2,745)	3,862	(3,063)
Total other income (loss)	(19,082)	(74,264)	(434)	(292,053)
Expenses
Management fee – related party	9,027	9,061	17,828	18,573
General and administrative	1,608	1,896	3,692	3,933
Total expenses	10,635	10,957	21,520	22,506
Net income (loss)	53,220	(5,976)	147,252	(158,303)
Net income (loss) attributable to non-controlling interest	670	(75)	1,856	(1,958)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	52,550	(5,901)	145,396	(156,345)
Dividends to preferred stockholders	5,716	5,716	11,432	11,432
Net income (loss) attributable to common stockholders	46,834	(11,617)	133,964	(167,777)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.42	(0.10)	1.20	(1.49)
Diluted	0.41	(0.10)	1.15	(1.49)
Dividends declared per common share	0.40	0.40	0.80	0.80
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Net income (loss)	53,220	(5,976)	147,252	(158,303)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	39,633	117,116	55,922	238,576
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	651	(1,037)	1,501	(11,581)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,369)	3,238	(12,667)	16,162
Currency translation adjustments on investment in unconsolidated venture	139	274	(476)	225
Total other comprehensive income (loss)	34,054	119,591	44,280	243,382
Comprehensive income (loss)	87,274	113,615	191,532	85,079
Less: Comprehensive (income) loss attributable to non-controlling interest	(1,099)	(1,435)	(2,414)	(1,094)
Less: Dividends to preferred stockholders	(5,716)	(5,716)	(11,432)	(11,432)
Comprehensive income (loss) attributable to common stockholders	80,459	106,464	177,686	72,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2017
(Unaudited)

					Attributable to Common Stockholders
							Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock
$ in thousands except share amounts					Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income	—	—	—	—	—	—	—	—	145,396	145,396	1,856	147,252
Other comprehensive income	—	—	—	—	—	—	—	43,722	—	43,722	558	44,280
Stock awards	—	—	—	—	15,306	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(89,286)	(89,286)	—	(89,286)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	(1,140)	(1,140)
Preferred stock dividends	—	—	—	—	—	—	—	—	(11,432)	(11,432)	—	(11,432)
Amortization of equity-based compensation	—	—	—	—	—	—	233	—	—	233	3	236
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	147	1	—	148	(148)	—
Balance at June 30, 2017	5,600,000	135,356	6,200,000	149,860	111,609,901	1,116	2,380,243	337,391	(673,625)	2,330,341	29,753	2,360,094
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income (loss)	147,252	(158,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	53,436	53,664
Amortization of commercial loan origination fees	(164)	(139)
Unrealized (gain) loss on derivative instruments, net	(20,120)	211,261
Unrealized (gain) loss on credit derivatives, net	(29,707)	(19,229)
(Gain) loss on investments, net	(9,322)	(13,015)
Realized (gain) loss on derivative instruments, net	25,311	63,569
Realized (gain) loss on credit derivatives, net	—	6,017
Equity in (earnings) losses of unconsolidated ventures	1,688	(1,263)
Amortization of equity-based compensation	263	265
Amortization of deferred securitization and financing costs	912	1,227
Amortization of net deferred losses on de-designated interest rate swaps	(12,667)	16,162
Net loss on extinguishment of debt	5,237	—
(Gain) loss on foreign currency transactions, net	(2,229)	4,741
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,497)	1,893
Decrease in operating liabilities	(3,016)	(5,039)
Net cash provided by operating activities	154,377	161,811
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(2,533,663)	(1,061,651)
Purchase of U.S. Treasury securities	—	(152,256)
Proceeds from sale of U.S. Treasury securities	—	122,736
(Contributions to) distributions from investments in unconsolidated ventures, net	7,826	6,863
Purchase of exchange-traded fund	(3,508)	—
Sale of exchange-traded fund	51	—
Change in other assets	—	1,125
Principal payments from mortgage-backed and credit risk transfer securities	1,065,577	1,131,028
Proceeds from sale of mortgage-backed and credit risk transfer securities	572,616	659,959
Payments on sale of credit derivatives	—	(6,017)
Proceeds from/ (payments for) settlement or termination of forwards, swaps and swaptions, net	(25,311)	(62,083)
Principal payments from commercial loans held-for-investment	—	15,000
Origination and advances of commercial loans, net of origination fees	(3,170)	(83,005)
Net cash provided by (used in) investing activities	(919,582)	571,699
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	35
Repurchase of common stock	—	(25,000)
Due from counterparties	(1,246)	(158,132)
Change in collateral held payable	1,771	660
Proceeds from repurchase agreements	63,154,822	61,581,699
Principal repayments of repurchase agreements	(62,200,623)	(61,939,100)
Proceeds from secured loans	—	125,000
Principal repayments of secured loans	—	(125,000)
Extinguishment of exchangeable senior notes	(185,386)	—
Payments of deferred costs	—	(136)
Payments of dividends and distributions	(101,852)	(102,651)
Net cash provided by (used in) financing activities	667,486	(642,625)
Net change in cash and cash equivalents	(97,719)	90,885
Cash and cash equivalents, beginning of period	161,788	53,199
Cash and cash equivalents, end of period	64,069	144,084
Supplement Disclosure of Cash Flow Information
Interest paid	97,003	74,037
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	57,423	226,995
Dividends and distributions declared not paid	50,930	50,919
Net change in investment related payable (receivable)	(163,489)	206,034
Net change in repurchase agreements, not settled	4,081	—
Change in due from counterparties	86,450	1,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership"), as its sole general partner. As of June 30, 2017, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
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
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986 commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits exclusion from the "Investment Company" definition under the Investment Company Act of 1940.
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
Note 3 - Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at June 30, 2017 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	2,777,516	2,777,516
Non-Agency RMBS	1,575,840	1,575,840
Investments in unconsolidated ventures	23,311	23,311
Total	4,376,667	4,376,667
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of June 30, 2017 and December 31, 2016.

June 30, 2017
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,187,931	134,856	3,322,787	(46,007)	3,276,780	3.09%	2.19%	1.97%
30 year fixed-rate	4,816,054	232,385	5,048,439	20,677	5,069,116	3.95%	3.10%	2.83%
ARM*	269,123	1,988	271,111	3,463	274,574	2.68%	2.58%	2.27%
Hybrid ARM	1,891,257	30,099	1,921,356	12,659	1,934,015	2.71%	2.54%	2.29%
Total Agency pass-through(4)	10,164,365	399,328	10,563,693	(9,208)	10,554,485	3.42%	2.69%	2.44%
Agency-CMO(5)	1,429,977	(1,129,678)	300,299	(2,033)	298,266	2.04%	2.87%	0.34%
Non-Agency RMBS(6)(7)(8)	3,247,516	(1,793,760)	1,453,756	122,084	1,575,840	2.18%	5.80%	5.90%
GSE CRT(9)(10)	769,217	25,537	794,754	82,423	877,177	3.06%	2.40%	2.62%
CMBS(11)(12)	3,317,888	(612,386)	2,705,502	72,014	2,777,516	3.90%	4.62%	4.45%
Total	18,928,963	(3,110,959)	15,818,004	265,280	16,083,284	3.17%	3.30%	3.07%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of June 30, 2017 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of June 30, 2017 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 23.7% of principal/notional balance, 23.5% of amortized cost and 23.5% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 84.3% of principal/notional balance, 24.1% of amortized cost and 23.9% of fair value.

(6)	Non-Agency RMBS held by us is 43.8% fixed rate, 48.0% variable rate, and 8.2% floating rate based on fair value.

(7)	Of the total discount in non-Agency RMBS, $258.2 million is non-accretable based on estimated future cash flows of the securities.

(8)	Non-Agency RMBS includes interest-only securities which represent 47.7% of principal/notional balance, 1.8% of amortized cost and 1.5% of fair value.

(9)
We have elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 26.1% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(10)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

(11)	CMBS includes interest-only securities which represent 18.5% of principal/notional balance, 0.7% of amortized cost and 0.7% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 10.6% of principal/notional balance, 11.3% of amortized cost and 11.0% of fair value.

December 31, 2016
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,460,625	151,526	3,612,151	(54,223)	3,557,928	3.11%	2.19%	1.99%
30 year fixed-rate	2,780,806	185,521	2,966,327	15,390	2,981,717	4.37%	2.61%	2.57%
ARM	301,900	2,520	304,420	3,453	307,873	2.69%	2.59%	2.16%
Hybrid ARM	2,423,152	42,360	2,465,512	8,789	2,474,301	2.70%	2.52%	2.02%
Total Agency pass-through(4)	8,966,483	381,927	9,348,410	(26,591)	9,321,819	3.37%	2.42%	2.20%
Agency-CMO(5)	1,712,120	(1,368,916)	343,204	837	344,041	2.16%	3.08%	2.07%
Non-Agency RMBS(6)(7)(8)	3,838,314	(1,934,269)	1,904,045	91,506	1,995,551	2.21%	5.22%	5.22%
GSE CRT(9)(10)	707,899	24,320	732,219	35,981	768,200	2.38%	1.51%	1.24%
CMBS(11)(12)	3,050,747	(559,857)	2,490,890	60,830	2,551,720	3.80%	4.21%	4.17%
Total	18,275,563	(3,456,795)	14,818,768	162,563	14,981,331	3.05%	3.05%	2.87%

(1)	Net weighted average coupon as of December 31, 2016 is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2016 and incorporates future prepayment and loss assumptions.

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

(11)	CMBS includes interest-only securities which represent 20.3% of principal/notional balance, 0.8% of amortized cost and 0.9% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.
The following table summarizes our non-Agency RMBS portfolio by asset type based on fair value as of June 30, 2017 and December 31, 2016.

$ in thousands	June 30, 2017	% of Non-Agency	December 31, 2016	% of Non-Agency
Prime	699,638	44.4%	889,658	44.6%
Alt-A	421,492	26.7%	447,213	22.4%
Re-REMIC	237,766	15.1%	364,301	18.2%
Subprime/reperforming	216,944	13.8%	294,379	14.8%
Total Non-Agency	1,575,840	100.0%	1,995,551	100.0%

The following table summarizes the credit enhancement provided to our re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of June 30, 2017 and December 31, 2016.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2017	December 31, 2016
0% - 10%	26.3%	17.6%
10% - 20%	3.9%	7.4%
20% - 30%	9.9%	13.5%
30% - 40%	19.4%	15.7%
40% - 50%	18.4%	27.0%
50% - 60%	20.3%	16.1%
60% - 70%	1.8%	2.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 48.3% of our Re-REMIC holdings are not senior tranches.

The components of the carrying value of our MBS and GSE CRT portfolio at June 30, 2017 and December 31, 2016 are presented below.

$ in thousands	June 30, 2017	December 31, 2016
Principal balance	18,928,963	18,275,563
Unamortized premium	484,242	476,314
Unamortized discount	(3,595,201)	(3,933,109)
Gross unrealized gains	379,923	302,099
Gross unrealized losses	(114,643)	(139,536)
Fair value	16,083,284	14,981,331
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of June 30, 2017 and December 31, 2016.

$ in thousands	June 30, 2017	December 31, 2016
Less than one year	117,913	121,076
Greater than one year and less than five years	8,306,399	6,719,923
Greater than or equal to five years	7,658,972	8,140,332
Total	16,083,284	14,981,331

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.
June 30, 2017

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,534,116	(54,361)	129	111,912	(2,469)	19	2,646,028	(56,830)	148
30 year fixed-rate	1,351,307	(16,221)	59	507,832	(16,337)	27	1,859,139	(32,558)	86
ARM	82,986	(89)	9	—	—	—	82,986	(89)	9
Hybrid ARM	799,528	(4,824)	73	7,048	(105)	4	806,576	(4,929)	77
Total Agency pass-through(1)	4,767,937	(75,495)	270	626,792	(18,911)	50	5,394,729	(94,406)	320
Agency-CMO(2)	124,257	(5,340)	26	21,443	(1,012)	4	145,700	(6,352)	30
Non-Agency RMBS	113,298	(2,385)	23	166,184	(2,403)	24	279,482	(4,788)	47
CMBS(3)	487,895	(8,767)	42	19,970	(330)	5	507,865	(9,097)	47
Total	5,493,387	(91,987)	361	834,389	(22,656)	83	6,327,776	(114,643)	444

(1)	Amounts disclosed include Agency RMBS with a fair value of $801.6 million for which the fair value option has been elected. Such securities have unrealized losses of $6.5 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.9 million and unrealized losses on CMO of $2.4 million.

(3)	Amounts disclosed includes CMBS with a fair value of $168.0 million for which the fair value option has been elected. Such securities have unrealized losses of $2.3 million.
December 31, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,781,777	(66,506)	127	65,964	(1,556)	17	2,847,741	(68,062)	144
30 year fixed-rate	747,719	(15,409)	45	547,763	(18,004)	27	1,295,482	(33,413)	72
ARM	120,540	(326)	9	1,091	(7)	1	121,631	(333)	10
Hybrid ARM	1,356,687	(9,922)	99	252	(4)	2	1,356,939	(9,926)	101
Total Agency pass-through(1)	5,006,723	(92,163)	280	615,070	(19,571)	47	5,621,793	(111,734)	327
Agency-CMO(2)	163,114	(3,812)	28	22,792	(952)	3	185,906	(4,764)	31
Non-Agency RMBS	287,647	(7,861)	42	497,863	(6,671)	36	785,510	(14,532)	78
GSE CRT(3)	—	—	—	35,935	(969)	3	35,935	(969)	3
CMBS(4)	401,016	(6,733)	36	47,219	(804)	6	448,235	(7,537)	42
Total	5,858,500	(110,569)	386	1,218,879	(28,967)	95	7,077,379	(139,536)	481

(1)	Amounts disclosed include Agency RMBS with a fair value of $149.7 million for which the fair value option has been elected. Such securities have unrealized losses of $4.0 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.0 million unrealized losses and unrealized losses on CMO of $1.7 million.

(3)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.

(4)	Amounts disclosed includes CMBS with a fair value of $13.9 million for which the fair value option has been elected. Such securities have unrealized losses of $613,000.
Gross unrealized losses on our Agency RMBS and CMO were $94.4 million and $2.4 million, respectively, at June 30, 2017. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at June 30, 2017, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and CMBS were $17.8 million at June 30, 2017. We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment on a quarterly basis.
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
The following table represents the other-than-temporary impairment losses ("OTTI") included in earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
RMBS interest-only securities	3,585	1,472	3,876	7,155
Non-Agency RMBS (1)	513	53	754	53
Total	4,098	1,525	4,630	7,208

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
As we have previously elected the fair value option for RMBS interest-only securities, the OTTI was recorded as a reclassification from an unrealized to a realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations. As of June 30, 2017, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the changes in accumulated other comprehensive income (loss) related to our GSE CRT debt host contracts and available-for-sale MBS for the three and six months ended June 30, 2017 and 2016.  We reclassify unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when we sell our investments.
The table excludes MBS and GSE CRT that are accounted for under the fair value option. As of June 30, 2017, $3.1 billion or 19.3% of our MBS and GSE CRT are accounted for under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	163,440	288,715	146,301	177,799
Unrealized gain (loss) on MBS and GSE CRT	39,633	117,116	55,922	238,576
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	651	(1,037)	1,501	(11,581)
Balance at the end of period	203,724	404,794	203,724	404,794

The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Gross realized gains on sale of investments	1,311	1,037	2,215	14,052
Gross realized losses on sale of investments	(1,962)	—	(3,873)	(2,471)
Other-than-temporary impairment losses	(4,098)	(1,525)	(4,630)	(7,208)
Net unrealized gains and losses on MBS accounted for under the fair value option	7,715	1,266	4,113	7,942
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	8,195	173	11,474	237
Net unrealized gains and losses on trading securities	14	463	23	463
Total gain (loss) on investments, net	11,175	1,414	9,322	13,015
The following table presents components of interest income recognized on our MBS and GSE CRT portfolio for the three and six months ended June 30, 2017 and 2016. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended June 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	91,979	(27,775)	64,204
Non-Agency	18,131	3,734	21,865
GSE CRT	5,556	(347)	5,209
CMBS	31,506	(1,852)	29,654
Other	95	—	95
Total	147,267	(26,240)	121,027
For the three months ended June 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	84,440	(28,277)	56,163
Non-Agency	24,127	2,292	26,419
GSE CRT	2,136	(775)	1,361
CMBS	31,476	(2,839)	28,637
Other	297	(17)	280
Total	142,476	(29,616)	112,860
For the six months ended June 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	183,210	(56,353)	126,857
Non-Agency	38,745	8,121	46,866
GSE CRT	10,043	(718)	9,325
CMBS	61,182	(4,486)	56,696
Other	156	—	156
Total	293,336	(53,436)	239,900

For the six months ended June 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	170,211	(52,462)	117,749
Non-Agency	49,976	6,136	56,112
GSE CRT	4,333	(1,542)	2,791
CMBS	63,740	(5,779)	57,961
Other	510	(17)	493
Total	288,770	(53,664)	235,106
Note 5 – Commercial Loans Held-for-Investment
The following table summarizes commercial loans held-for-investment as of June 30, 2017 and December 31, 2016 that we purchased or originated.
June 30, 2017

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	279,121	(255)	278,866	8.50%	1.4
Total	10	279,121	(255)	278,866	8.50%	1.4
December 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	273,666	(311)	273,355	8.14%	1.6
Total	10	273,666	(311)	273,355	8.14%	1.6

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of June 30, 2017 and December 31, 2016 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 6 – Other Assets
The following table summarizes our other assets as of June 30, 2017 and December 31, 2016.

$ in thousands	June 30, 2017	December 31, 2016
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	23,311	33,301
Investment in exchange-traded fund	3,979	500
Prepaid expenses and other assets	888	1,246
Total	102,428	109,297
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

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following table summarizes certain characteristics of our borrowings at June 30, 2017 and December 31, 2016. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	June 30, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,227,679	1.29%	20
Non-Agency RMBS	1,130,943	2.50%	29
GSE CRT	661,432	2.58%	7
CMBS	1,098,894	2.33%	16
Total Repurchase Agreements	12,118,948	1.56%	21
Secured Loans	1,650,000	1.23%	2,501
Exchangeable Senior Notes (1)	218,755	5.00%	258
Total Borrowings	13,987,703	1.58%	317

$ in thousands	December 31, 2016
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,148,220	0.93%	32
Non-Agency RMBS	1,519,859	2.06%	28
GSE CRT	547,872	2.25%	16
CMBS	944,718	1.86%	16
Total Repurchase Agreements	11,160,669	1.23%	30
Secured Loans	1,650,000	0.74%	2,682
Exchangeable Senior Notes (1)	400,000	5.00%	439
Total Borrowings	13,210,669	1.28%	373

(1)
The carrying value of exchangeable senior notes is $217.8 million and $397.0 million as of June 30, 2017 and December 31, 2016, respectively. The carrying value is net of unamortized debt issuance costs of $1.0 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of June 30,
2018	12,337,703
2019	—
2020	300,000
2021	100,000
2022	—
Thereafter	1,250,000
Total	13,987,703

The following tables summarize certain characteristics of our repurchase agreements and secured loans at June 30, 2017 and December 31, 2016.

June 30, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc.	1,315,644	9.5%	1,383,316
ING Financial Market LLC	1,270,181	9.2%	1,336,963
Pierpont Securities LLC	1,125,511	8.2%	1,181,071
Royal Bank of Canada	1,073,515	7.8%	1,258,618
Mitsubishi UFJ Securities (USA), Inc.	653,956	4.7%	691,437
E D & F Man Capital Markets Inc.	621,813	4.5%	653,306
Scotia Capital	605,826	4.4%	630,441
Citigroup Global Markets Inc.	552,926	4.0%	656,821
Industrial and Commercial Bank of China Financial Services LLC	524,907	3.8%	550,286
South Street Securities LLC	485,749	3.5%	514,435
KGS-Alpha Capital Markets, L.P.	481,965	3.5%	506,387
Goldman, Sachs & Co.	467,361	3.4%	586,400
JP Morgan Securities Inc.	411,296	3.0%	476,473
Societe Generale	395,937	2.9%	509,082
Guggenheim Liquidity Services, LLC	329,375	2.4%	346,416
Mizuho Securities USA Inc.	329,168	2.4%	347,282
Natixis, New York Branch	302,566	2.2%	327,418
BNP Paribas Securities Corp.	283,528	2.1%	326,548
Daiwa Capital Markets America Inc.	218,702	1.6%	230,239
All other counterparties(2)	669,022	4.9%	857,358
Total Repurchase Agreement Counterparties	12,118,948	88.0%	13,370,297
Secured Loans Counterparty:
FHLBI	1,650,000	12.0%	1,941,665
Total	13,768,948	100.0%	15,311,962

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2016
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc.	1,401,966	11.2%	1,468,793
ING Financial Market LLC	1,142,200	8.9%	1,216,492
Royal Bank of Canada	1,098,631	8.6%	1,293,336
Industrial and Commercial Bank of China Financial Services LLC	707,616	5.5%	748,503
Mitsubishi UFJ Securities (USA), Inc.	703,382	5.5%	740,404
Pierpont Securities LLC	681,853	5.3%	717,663
South Street Securities LLC	675,660	5.3%	713,330
Goldman, Sachs & Co.	486,430	3.8%	623,400
Scotia Capital	479,105	3.7%	500,578
JP Morgan Securities Inc.	477,947	3.7%	554,494
KGS-Alpha Capital Markets, L.P.	441,541	3.4%	475,858
Citigroup Global Markets Inc.	427,185	3.3%	534,875
E D & F Man Capital Markets Inc.	405,615	3.2%	430,896
Guggenheim Liquidity Services, LLC	356,149	2.8%	377,030
Natixis, New York Branch	336,202	2.6%	362,432
Societe Generale	325,393	2.5%	427,200
BNP Paribas Securities Corp.	307,641	2.4%	346,484
All other counterparties(2)	706,153	5.4%	912,536
Total Repurchase Agreement Counterparties:	11,160,669	87.1%	12,444,304
Secured Loans Counterparty:
FHLBI	1,650,000	12.9%	1,931,582
Total	12,810,669	100.0%	14,375,886

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	Represents amounts outstanding with seven counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at June 30, 2017.
Our repurchase agreement collateral ratio (MBS and GSE CRTs pledged as collateral/Amount Outstanding) was 110% as of June 30, 2017 (December 31, 2016: 112%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of June 30, 2017, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the six months ended June 30, 2017, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.96% and a weighted average maturity of 6.9 years.
The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the "FHFA Rule") was effective on February 19, 2016. The FHFA Rule, among other provisions, excludes captive insurance companies from membership eligibility. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. As permitted by the FHFA Rule, the FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021. We do not expect there to be any impact to our existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. The Notes may be exchanged for shares of our common stock at the applicable exchange rate at any time prior to the close of business on March 13, 2018. The Notes are reported on our consolidated balance sheets net of unamortized debt issuance costs. Debt issuance costs are amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the Notes.
In June and March 2017, we retired $31.2 million and $150.0 million of Notes for a repurchase price of $31.6 million and $153.8 million, respectively. During the three months ended June 30, 2017, we realized a $526,000 net loss on extinguishment of debt including $136,000 of unamortized debt issuance costs associated with the retired debt. During the six months ended June 30, 2017, we realized a $5.2 million net loss on extinguishment of debt including $1.0 million of unamortized debt issuance costs associated with the retired debt.
Accrued interest payable on the Notes was approximately $3.2 million as of June 30, 2017 (December 31, 2016: $5.9 million).

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps and currency forward contracts as of June 30, 2017 and December 31, 2016. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Cash collateral pledged on bilateral swaps and currency forward contracts is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2017 and December 31, 2016, we did not recognize any non-cash collateral held.

Collateral Pledged	June 30, 2017	December 31, 2016
Repurchase Agreements:
Agency RMBS	9,711,706	8,654,233
Non-Agency RMBS	1,424,646	1,887,550
GSE CRT	874,493	734,212
CMBS	1,359,452	1,168,309
Total repurchase agreements collateral pledged	13,370,297	12,444,304
Secured Loans:
Agency RMBS	596,514	585,504
CMBS	1,345,151	1,346,078
Total secured loans collateral pledged	1,941,665	1,931,582
Interest Rate Swaps and Currency Forward Contracts:
Agency RMBS	55,188	46,312
Cash	1,246	86,450
Total interest rate swaps and currency forward contracts collateral pledged (1)	56,434	132,762
Total:
Mortgage-backed and GSE CRT securities	15,367,150	14,422,198
Cash	1,246	86,450
Total collateral pledged	15,368,396	14,508,648

Collateral Held	June 30, 2017	December 31, 2016
Interest Rate Swaps:
Cash	3,471	1,700
Non-cash collateral	—	536
Total collateral held	3,471	2,236

(1)	Cash collateral pledged on our currency forward contracts was $980,000 as of June 30, 2017. We did not pledge any collateral on our currency forward contracts as of December 31, 2016.
Repurchase Agreements
Collateral pledged with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value as determined by a pricing service agreed to by the respective lender and us. We would be required to provide additional collateral or fund margin calls if the value of pledged assets declined. We intend to maintain a level of liquidity that will enable us to meet margin calls.

Secured Loans
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules. Collateral pledged with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral or fund margin calls if the value of pledged assets declines.
Interest Rate Swaps
Collateral pledged with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by the Chicago Mercantile Exchange ("CME") through a Futures Commission Merchant. Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
We are required to pledge initial margin and daily variation margin for our interest rate swaps that are centrally cleared by CME. CME determines the fair value of our centrally cleared swaps, including daily variation margin. Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
Currency Forward Contracts
Collateral pledged with our currency forward counterparty is segregated in our books and records. Eligible collateral to be pledged can be in the form of cash or securities. Our currency forward contract provides for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the currency forward contracts change.

Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2017:

$ in thousands	Notional Amount as of January 1, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2017
Interest Rate Swaps	6,500,000	1,400,000	—	7,900,000
Currency Forward Contracts	62,308	137,860	(131,575)	68,593
Credit Derivatives	569,966	—	(5,729)	564,237
Total	7,132,274	1,537,860	(137,304)	8,532,830
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.4 million as a decrease (June 30, 2016: $3.2 million as an increase) and $12.7 million as a decrease (June 30, 2016: $16.2 million as an increase) to interest expense for the three and six months ended June 30, 2017, respectively. During the next 12 months, we estimate that $26.3 million will be reclassified as a decrease to interest expense, repurchase agreements. As of June 30, 2017, $136.6 million (December 31, 2016: $149.1 million) of unrealized gain/(loss) on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.
As of June 30, 2017, we had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
ING Capital Markets LLC		350,000	2/24/2018	0.95%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
CME Central Clearing		300,000	2/5/2021	2.50%
CME Central Clearing		300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
CME Central Clearing		500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
CME Central Clearing		500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
CME Central Clearing		1,000,000	6/9/2022	2.21%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
CME Central Clearing		600,000	8/24/2023	2.88%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
CME Central Clearing		450,000	1/12/2024	2.10%
CME Central Clearing		450,000	1/25/2024	2.15%
CME Central Clearing		100,000	4/2/2025	2.04%
CME Central Clearing	(1)	250,000	5/24/2028	2.78%
CME Central Clearing	(1)	250,000	5/24/2028	2.39%
Total		7,900,000		2.17%

(1)	Forward start date of 5/24/2018

Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.
Interest Rate Swaptions
We have purchased interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of our investment portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
As of June 30, 2017 and December 31, 2016, we have no outstanding interest rate swaptions.
Currency Forward Contracts
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of June 30, 2017, we have $49.6 million (December 31, 2016: $49.0 million) of notional amount of forward contracts denominated in Pound Sterling and $19.0 million (December 31, 2016: $13.3 million) of notional amount of forward contracts denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, terms of the GSE CRT embedded derivatives are:

$ in thousand	June 30, 2017	December 31, 2016
Fair value amount	46,802	17,095
Notional amount	564,237	569,966
Maximum potential amount of future undiscounted payments	564,237	569,966

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2017	As of December 31, 2016		As of June 30, 2017	As of December 31, 2016
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	11,005	3,085	Interest Rate Swaps Liability	43,047	133,833
Currency Forward Contracts	—	101	Currency Forward Contracts	1,100	395
Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

$ in thousands	Three months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,844	15,559	21,403

$ in thousands	Three months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(5,097)	6,112	16,213	17,228

$ in thousands	Six months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	11,651	29,707	41,358

$ in thousands	Six months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(6,017)	12,426	19,229	25,638

The following table summarizes the effect of interest rate swaps, interest rate swaptions and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

$ in thousands	Three months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(38,512)	(19,966)	7,975	(50,503)
Currency Forward Contracts	(1,717)	—	(1,293)	(3,010)
Total	(40,229)	(19,966)	6,682	(53,513)

$ in thousands	Three months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(20,105)	(24,985)	(49,711)	(94,801)
Currency Forward Contracts	(479)	—	4,917	4,438
Total	(20,584)	(24,985)	(44,794)	(90,363)

$ in thousands	Six months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,518)	(42,860)	20,925	(44,453)
Currency Forward Contracts	(2,793)	—	(805)	(3,598)
Total	(25,311)	(42,860)	20,120	(48,051)

$ in thousands	Six months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(64,000)	(54,076)	(216,382)	(334,458)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	1,916	—	3,636	5,552
Total	(63,569)	(54,076)	(211,261)	(328,906)
Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $40.0 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have pledged collateral of $55.2 million of Agency RMBS as of June 30, 2017. If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under these agreements at their termination value.

We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts was a net asset as of June 30, 2017.
We were in compliance with all of the financial provisions of these counterparty agreements as of June 30, 2017.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Our derivative asset of $7.3 million at June 30, 2017 related to centrally cleared interest rate swaps is not included in the table below as a result of this change.
Offsetting of Derivative Assets
As of June 30, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	3,706	—	3,706	—	(3,445)	261
Total	3,706	—	3,706	—	(3,445)	261

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of June 30, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (4)	44,147	—	44,147	(43,047)	(980)	120
Repurchase Agreements (3)	12,118,948	—	12,118,948	(12,118,948)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	13,813,095	—	13,813,095	(13,811,995)	(980)	120
Offsetting of Derivative Assets
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	3,186	—	3,186	(1,640)	(1,546)	—
Total	3,186	—	3,186	(1,640)	(1,546)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (4)	134,228	—	134,228	(45,738)	(85,787)	2,703
Repurchase Agreements (3)	11,160,669	—	11,160,669	(11,160,669)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	12,944,897	—	12,944,897	(12,856,407)	(85,787)	2,703

26

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at June 30, 2017 and December 31, 2016, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $13.4 billion and $12.4 billion at June 30, 2017 and December 31, 2016, respectively.

(4)
Cash collateral received on our derivatives was $3.5 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively. We did not receive any non-cash collateral on our derivatives at June 30, 2017. Non-cash collateral received on our derivatives was $536,000 at December 31, 2016. Cash collateral pledged by us on our derivatives was $86.5 million at December 31, 2016. As a result of the CME rule change effective January 3, 2017, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the table above at June 30, 2017.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion at June 30, 2017 and December 31, 2016, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	16,036,482	46,802	—	16,083,284
Derivative assets	—	11,005	—	—	11,005
Other assets(4)	3,979	—	—	23,311	27,290
Total assets	3,979	16,047,487	46,802	23,311	16,121,579
Liabilities:
Derivative liabilities	—	44,147	—	—	44,147
Total liabilities	—	44,147	—	—	44,147

	December 31, 2016
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	14,964,236	17,095	—	14,981,331
Derivative assets	—	3,186	—	—	3,186
Other assets(4)	500	—	—	33,301	33,801
Total assets	500	14,967,422	17,095	33,301	15,018,318
Liabilities:
Derivative liabilities	—	134,228	—	—	134,228
Total liabilities	—	134,228	—	—	134,228

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of June 30, 2017, the net embedded derivative asset position of $46.8 million includes $47.7 million of embedded derivatives in an asset position and $900,000 of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative asset position of $17.1 million includes $21.0 million of embedded derivatives in an asset position and $3.9 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of June 30, 2017 and December 31, 2016, the weighted average remaining term of investments in unconsolidated ventures is 1.8 and 1.3 years, respectively.

(4)	Includes $4.0 million and $0.5 million of investment in an exchange-traded fund as of June 30, 2017 and December 31, 2016, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Beginning balance	31,243	(22,706)	17,095	(25,722)
Sales and settlements	—	5,097	—	6,017
Total net gains / (losses) included in net income:	—	—		—
Realized gains/(losses), net	—	(5,097)	—	(6,017)
Unrealized gains/(losses), net(1)	15,559	16,213	29,707	19,229
Ending balance	46,802	(6,493)	46,802	(6,493)

(1)
Included in realized and unrealized credit derivative income (loss), net in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016, are $15.6 million and $11.1 million in net unrealized gains attributable to assets still held as of June 30, 2017 and June 30, 2016, respectively. Included in realized and unrealized credit derivative income (loss), net in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, are $29.7 million and $12.6 million in net unrealized gains attributable to assets still held as of June 30, 2017 and June 30, 2016, respectively. We did not reverse any unrealized gains or losses on securities sold in the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, we reversed unrealized losses on securities sold during the period of $5.1 million and $6.0 million, respectively.

The following table summarizes significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	46,802	Market Comparables, Vendor Pricing	Weighted average life	3.7 - 7.5 years	5.7 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	17,095	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 7.7 years	5.3 years
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	278,866	280,257	273,355	275,319
Other assets	74,250	74,250	74,250	74,250
Total	353,116	354,507	347,605	349,569
Financial Liabilities
Repurchase agreements	12,118,948	12,118,722	11,160,669	11,161,034
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	217,804	220,943	397,041	400,000
Total	13,986,752	13,989,665	13,207,710	13,211,034
The following describes our methods for estimating the fair value for financial instruments.

•
The estimated fair value of commercial loans held-for-investment is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on a monthly basis by an independent third party valuation agent using a discounted cash flow technique.

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

Note 12 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and six months ended June 30, 2017, we reimbursed our Manager $202,000 (June 30, 2016: $182,000) and $387,000 (June 30, 2016: $341,000), respectively, for costs of support personnel that are fully dedicated to our business.
We have invested $24.3 million as of June 30, 2017 (December 31, 2016: $149.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three and six months ended June 30, 2017, we did not pay our Manager any costs related to such transactions. For the three and six months ended June 30, 2016, we paid our Manager $189,000 and $692,000, respectively, related to such transactions.
Management Fee Expense
We pay our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholder's equity excludes (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
We do not pay any management fees on our investments in unconsolidated ventures that are managed by an affiliate of our Manager.
Expense Reimbursement
We are required to reimburse our Manager for our operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation. We incurred costs of $1.2 million and $1.4 million originally paid for by our Manager for the three months ended June 30, 2017 and 2016, respectively. We incurred costs of $2.8 million and $3.2 million originally paid for by our Manager for the six months ended June 30, 2017 and 2016, respectively.
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
Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income. The tables exclude MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended June 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	39,633	—	39,633
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	651	—	651
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,369)	(6,369)
Currency translation adjustments on investment in unconsolidated venture	139	—	—	139
Other comprehensive income/(loss), net	139	40,284	(6,369)	34,054

Balance at beginning of period	(512)	161,381	142,896	303,765
Other comprehensive income/(loss), net	139	40,284	(6,369)	34,054
Other comprehensive income/(loss) attributable to non-controlling interest	(2)	(508)	81	(429)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
Balance at end of period	(375)	201,158	136,608	337,391

	Three Months Ended June 30, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	117,116	—	117,116
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(1,037)	—	(1,037)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	3,238	3,238
Currency translation adjustments on investment in unconsolidated venture	274	—	—	274
Other comprehensive income/(loss), net	274	116,079	3,238	119,591

Balance at beginning of period	(79)	279,916	161,036	440,873
Other comprehensive income/(loss), net	274	116,079	3,238	119,591
Other comprehensive income/(loss) attributable to non-controlling interest	(5)	(1,464)	(41)	(1,510)
Balance at end of period	190	394,531	164,233	558,954

	Six Months Ended June 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	55,922	—	55,922
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,501	—	1,501
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(12,667)	(12,667)
Currency translation adjustments on investment in unconsolidated venture	(476)	—	—	(476)
Other comprehensive income/(loss), net	(476)	57,423	(12,667)	44,280

Balance at beginning of period	95	144,458	149,115	293,668
Other comprehensive income/(loss), net	(476)	57,423	(12,667)	44,280
Other comprehensive income/(loss) attributable to non-controlling interest	6	(724)	160	(558)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
Balance at end of period	(375)	201,158	136,608	337,391

	Six Months Ended June 30, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	238,576	—	238,576
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(11,581)	—	(11,581)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	16,162	16,162
Currency translation adjustments on investment in unconsolidated venture	225	—	—	225
Other comprehensive income/(loss), net	225	226,995	16,162	243,382

Balance at beginning of period	(32)	170,383	148,273	318,624
Other comprehensive income/(loss), net	225	226,995	16,162	243,382
Other comprehensive income/(loss) attributable to non-controlling interest	(3)	(2,847)	(202)	(3,052)
Balance at end of period	190	394,531	164,233	558,954
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
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of the Operating Partnership units, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership units ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at our option, we may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed. We also have an equity incentive plan which allows us to grant securities convertible into our common stock to our independent directors and employees of our Manager and its affiliates.
Share Repurchase Program
During the three and six months ended June 30, 2017 and three months ended June 30, 2016, we did not repurchase any shares of our common stock. During the six months ended June 30, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of June 30, 2017, we have authority to purchase 18,239,082 additional shares of our common stock under our share repurchase program. The share repurchase program has no stated expiration date.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of June 30, 2017, 806,778 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $112,000 (June 30, 2016: $85,000) and approximately $197,000 (June 30, 2016: $170,000) related to our independent directors for the three and six months ended June 30, 2017, respectively. During the three months ended June 30, 2017 and 2016, we issued 5,292 shares and 6,160 shares of common stock, respectively, pursuant to the Incentive Plan to our independent directors. During the six months ended June 30, 2017 and 2016, we issued 10,748 shares and 13,908 shares of common stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $35,000 (June 30, 2016: $63,000) and $66,000 (June 30, 2016: $95,000) for the three and six months ended June 30, 2017, respectively, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At June 30, 2017 there was approximately $288,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35	18,807	$14.37
Shares granted during the period	—	—	8,115	15.55
Shares vested during the period	—	—	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
Dividends
On June 15, 2017, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on July 26, 2017 to stockholders of record as of the close of business on June 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2017 to stockholders of record as of the close of business on July 1, 2017; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 27, 2017 to stockholders of record as of the close of business on September 5, 2017.

Note 14 – Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2017 and 2016 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2017	2016	2017	2016
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	46,834	(11,617)	133,964	(167,777)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	3,504	—	8,512	—
Income (loss) allocated to non-controlling interest	670	(75)	1,856	(1,958)
Dilutive net income (loss) available to stockholders	51,008	(11,692)	144,332	(169,735)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,608	111,581	111,603	112,362
Effect of dilutive securities:
Restricted stock awards	20	—	20	—
OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	10,507	—	12,782	—
Dilutive Shares	123,560	113,006	125,830	113,787
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.42	(0.10)	1.20	(1.49)
Diluted	0.41	(0.10)	1.15	(1.49)
The following potential common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 46,001 and 44,172 for restricted stock awards.
Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock ("Share" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership.
Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Net income (loss) allocated	670	(75)	1,856	(1,958)
Distributions paid	570	570	1,140	1,140
As of June 30, 2017 and December 31, 2016, distributions payable to the non-controlling interest were approximately $570,000.

Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of June 30, 2017 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of June 30, 2017 and December 31, 2016, our undrawn capital and purchase commitments were $12.6 million and $15.5 million, respectively.
As discussed in Note 5 - "Commercial Loans Held-for-Investment", we purchase and originate commercial loans. As of June 30, 2017 and December 31, 2016, we have unfunded commitments on commercial loans held-for-investment of $6.4 million and $9.7 million, respectively.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Note 17 – Subsequent Events
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
Capital Activities
On June 15, 2017, we declared the following dividends:

•	a dividend of $0.40 per share of common stock to be paid on July 26, 2017 to stockholders of record as of the close of business on June 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2017 to stockholders of record as of the close of business on July 1, 2017; and

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on September 27, 2017 to stockholders of record as of the close of business on September 5, 2017.
During the six months ended June 30, 2017, we did not repurchase any shares of our common stock.
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
Financial market volatility fell once again during the second quarter of 2017, with equity markets rallying and credit spreads being generally tighter, despite the fact that it is uncertain that health care reform, tax reform and meaningful regulatory reform are on the immediate horizon. U.S. equity markets ended the quarter higher, with the total returns on the S&P 500 (+3.1%), the Dow Jones Industrial Average (+4.0%) and the NASDAQ (+4.2%) all posting gains since the beginning of the quarter. Equity volatility was lower, as evidenced by the 9.6% decrease in the Chicago Board Options Exchange SPX Volatility Index. Energy prices fell during the quarter. The CRB Commodity Price index was down 6.0%, and WTI Crude Oil was down 10.9%. Lower equity price and interest rate volatility were supportive of credit spreads, which were generally tighter during the quarter. The Federal Reserve’s Open Market Committee voted to continue on the path to rate normalization in June by raising the federal funds target rate by 25 basis points, but this outcome was anticipated by the market and had little impact on asset prices. As we enter the third quarter of 2017, investor concerns are largely the same as three months ago. These include increased geopolitical tensions in the Middle East and on the Korean peninsula, the ongoing Brexit negotiations, as well as concerns about the ability of the U.S. administration to enact meaningful tax and regulatory reform.
The consensus of economists’ forecast for growth in U.S. domestic economic activity stands at 2.2% for 2017. In contrast, the Federal Reserve Bank of Atlanta’s GDPNow forecast for 2017 GDP growth increased to 2.7%. The consensus for the 2017 core personal consumption expenditures deflator is 1.4%, down 0.4% in the quarter, and now further away from the 2% target communicated by the U.S. Federal Reserve. Monthly increases in payroll employment averaged 194,000 jobs per month for the second quarter of 2017, up from the average of 177,000 over the course of the first quarter. Sentiment indicators, including the University of Michigan Consumer Sentiment Index and the Institute for Supply Management Manufacturing PMI were mixed during the quarter, although both remain close to their recent highs. This continues to be in sharp contrast to most of the economic indicators (retail sales, employment, wage growth) that have been generally lower. This divergence in sentiment versus actual data is one of the largest uncertainties facing investors for the balance of 2017.

U.S. interest rates were mixed over the quarter, with shorter maturity Treasury rates increasing along with the federal funds rate and longer term Treasury rates decreasing modestly. During the second quarter, the yield on the 2 year Treasury note was 13 basis points higher, ending at 1.38%, while the yield on the 10 year Treasury note decreased by 9 basis points, ending the quarter at 2.30%. Three month LIBOR increased 15 basis points to 1.30%, due to the 25 basis point increase in the federal funds rate. Swap spreads were tighter during the quarter, with the 2 year, 5 year and 10 year swap spreads ending the quarter 13, 6 and 2 basis points tighter, respectively. Agency RMBS performance was mixed, with spreads on 30 year fixed rate Agency RMBS delivering a slightly positive excess return versus Treasury notes, while Hybrid ARMs and 15 year fixed rate Agency RMBS underperformed slightly. Prepayment speeds picked up during the quarter due to the impact of slightly lower long term interest rates and seasonal factors. Credit spreads were generally tighter across the securitized space, and once again GSE Credit Risk Transfer bonds outperformed. During the quarter, nonrated CRT bonds from 2014 and 2015 were 75 and 46 basis points tighter, respectively. CMBS bonds rated single-A issued in 2012 and 2013 were 9 basis points tighter and 10 basis points wider, respectively.
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
Investment Activities
The table below shows the allocation of our equity as of June 30, 2017, December 31, 2016 and June 30, 2016:

	As of
$ in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Agency RMBS	41%	41%	40%
Commercial Credit (1)	33%	32%	35%
Residential Credit (2)	26%	27%	25%
Total	100%	100%	100%

(1)	CMBS, Commercial loans and Investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.

The table below shows the breakdown of our investment portfolio as of June 30, 2017, December 31, 2016 and June 30, 2016:

	As of
$ in thousands	June 30, 2017	December 31, 2016	June 30, 2016
Agency RMBS:
30 year fixed-rate, at fair value	5,069,116	2,981,717	3,826,433
15 year fixed-rate, at fair value	3,276,780	3,557,928	2,563,350
Hybrid ARM, at fair value	1,934,015	2,474,301	2,879,988
ARM, at fair value	274,574	307,873	364,334
Agency CMO, at fair value	298,266	344,041	395,265
Non-Agency RMBS, at fair value	1,575,840	1,995,551	2,248,974
GSE CRT, at fair value	877,177	768,200	613,241
CMBS, at fair value	2,777,516	2,551,720	2,733,442
U.S. Treasury securities, at fair value	—	—	152,701
Commercial loans, at amortized cost	278,866	273,355	272,502
Investments in unconsolidated ventures	23,311	33,301	33,037
Total Investment portfolio	16,385,461	15,287,987	16,083,267
During the six months ended June 30, 2017, we purchased $2.4 billion of 30 year fixed-rate Agency RMBS. We funded our purchases through a modest increase in leverage and reinvestment of cash flows from principal repayments and sales of securities. We increased our holdings of 30 year fixed-rate Agency RMBS and CMBS as the return on equity profile for these securities remained attractive. As of June 30, 2017 our holdings of 30 year fixed-rate Agency RMBS represent approximately 31% of our total investment portfolio versus 20% of our total investment portfolio as of December 31, 2016 and 24% as of June 30, 2016.
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
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. Our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. We modestly increased our allocation to GSE CRT during the six months ended June 30, 2017 based on the sector's limited duration profile, positive underlying fundamentals and attractive relative value.
Our CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply.
As of June 30, 2017, our commercial real estate loan portfolio includes ten mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 2% of our total investment portfolio and has a weighted average maturity of 1.4 years. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our

consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We determined that no provision for loan losses for our commercial loans was required as of June 30, 2017.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of June 30, 2017 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Prime	0.5%	1.7%	5.0%	4.4%	9.3%	2.4%	—%	—%	—%	—%	10.0%	9.0%	1.8%	0.3%	—%	44.4%
Alt-A	—%	0.8%	8.6%	7.7%	9.6%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	26.7%
Re-REMIC(1)	—%	—%	—%	—%	0.6%	—%	0.6%	5.0%	5.4%	2.5%	1.0%	—%	—%	—%	—%	15.1%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	3.3%	7.8%	2.4%	—%	—%	13.8%
Total Non-Agency	0.5%	2.5%	13.6%	12.1%	19.8%	2.4%	0.6%	5.0%	5.4%	2.5%	14.3%	16.8%	4.2%	0.3%	—%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.2%	36.2%	8.1%	21.1%	3.4%	100.0%
CMBS	—%	—%	—%	—%	—%	—%	—%	4.4%	22.5%	14.2%	16.5%	34.5%	5.2%	0.5%	2.2%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 9.0% for 2005, 13.2% for 2006, and 77.8% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of June 30, 2017:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	41.4%	California	19.0%	California	14.8%
New York	8.4%	Texas	6.1%	New York	13.7%
Florida	6.6%	New York	4.4%	Texas	10.0%
New Jersey	3.6%	Florida	4.3%	Florida	6.2%
Virginia	3.6%	Virginia	4.3%	Pennsylvania	4.5%
Maryland	3.3%	Illinois	3.8%	Illinois	4.2%
Illinois	2.9%	Washington	3.4%	New Jersey	3.6%
Massachusetts	2.8%	Massachusetts	3.4%	Ohio	3.1%
Washington	2.2%	New Jersey	3.2%	Virginia	2.8%
Arizona	2.0%	Colorado	3.2%	Michigan	2.7%
Other	23.2%	Other	44.9%	Other	34.4%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of June 30, 2017, we had entered into repurchase agreements totaling $12.1 billion (December 31, 2016: $11.2 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of June 30, 2017, IAS Services had $1.65 billion in outstanding secured loans. For the six months ended June 30, 2017, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 0.96% and a weighted average maturity of 6.9 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
December 31, 2016	12,810,669	13,215,697	13,626,829
March 31, 2017	13,939,899	13,901,254	14,086,600
June 30, 2017	13,768,948	13,716,749	13,768,948
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. In June and March 2017, we retired $31.2 million and $150.0 million of Notes for a repurchase price of $31.6 million and $153.8 million, respectively. During the three months ended June 30, 2017, we realized a $526,000 net loss on extinguishment of debt including $136,000 of unamortized debt issuance costs associated with the retired debt. During the six months ended June 30, 2017, we realized a $5.2 million net loss on extinguishment of debt including $1.0 million of unamortized debt issuance costs associated with the retired debt. We partially retired our Notes in anticipation of the upcoming scheduled maturity of our Notes in March 2018.
We have also committed to invest up to $122.0 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of June 30, 2017, $109.5 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $12.6 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of June 30, 2017 and December 31, 2016, we had investment related payables of $202.1 million, and $9.2 million, respectively. Our liability balance fluctuates based on our volume of unsettled trades.
We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of June 30, 2017 and December 31, 2016, we had investment related receivables of $83.2 million and $43.9 million, respectively. Our receivable balance fluctuates based on our volume of unsettled trades.
Hedging Instruments.
As of June 30, 2017, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month or three-month LIBOR and effectively fix the floating interest rates on $7.9 billion (December 31, 2016: $6.5 billion) of borrowings. During the six months ended June 30, 2017, we moderately increased our leverage to fund the purchase of MBS and GSE CRT securities and entered into swaps with a notional amount of $1.4 billion to hedge the interest rates on the associated repurchase agreement debt. We have two types of interest rate swap arrangements: bilateral interest rate swaps and centrally cleared interest rate swaps. We are required to pledge collateral on our interest rate swaps. Effective January 3, 2017, the Chicago Mercantile Exchange amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate swaps as settlement rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Due in part to this rule change, the fair value of our derivative liabilities decreased from $134.2 million as of December 31, 2016 to $44.1 million as of June 30, 2017 and our derivative assets increased from $3.2 million as of December 31, 2016 to $11.0 million as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, we have no outstanding interest rate swaptions. During the six months ended June 30, 2016, interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million, and we realized a loss of $1.5 million on these contracts. We have historically purchased interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of June 30, 2017, we held $68.6 million (December 31, 2016: $62.3 million) in notional amount of currency forward contracts. During the six months ended June 30, 2017, we settled currency forward contracts of $131.6 million (June 30, 2016: $154.9 million) in notional amount and realized a net loss of $2.8 million (June 30, 2016: $1.9 million net gain). As of June 30, 2017, we have $49.6 million (December 31, 2016: $49.0 million) of notional amount of forward contracts denominated in Pound Sterling and $19.0 million (December 31, 2016: $13.3 million) of notional amount of forward contracts denominated in

Euro. We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
We calculate book value per share as follows:

	As of
In thousands except per share amounts	June 30, 2017	December 31, 2016
Numerator (adjusted equity):
Total equity	2,360,094	2,270,184
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Total adjusted equity	2,065,094	1,975,184

Denominator (number of shares - diluted):
Common stock outstanding	111,610	111,595
OP units	1,425	1,425
Number of shares - diluted	113,035	113,020

Book value per diluted common share	18.27	17.48
Our book value per diluted common share rose 4.5% as of June 30, 2017 compared to December 31, 2016 primarily due to broad spread tightening resulting in higher valuations of our mortgage-backed and credit risk transfer securities portfolio. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	121,027	112,860	239,900	235,106
Commercial loans	6,021	5,947	11,785	10,840
Total interest income	127,048	118,807	251,685	245,946
Interest Expense
Repurchase agreements	36,072	31,260	66,019	73,060
Secured loans	4,535	2,688	7,948	5,403
Exchangeable senior notes	3,504	5,614	8,512	11,227
Total interest expense	44,111	39,562	82,479	89,690
Net interest income	82,937	79,245	169,206	156,256
Other Income (loss)
Gain (loss) on investments, net	11,175	1,414	9,322	13,015
Equity in earnings (losses) of unconsolidated ventures	(154)	202	(1,688)	1,263
Gain (loss) on derivative instruments, net	(53,513)	(90,363)	(48,051)	(328,906)
Realized and unrealized credit derivative income (loss), net	21,403	17,228	41,358	25,638
Net loss on extinguishment of debt	(526)	—	(5,237)	—
Other investment income (loss), net	2,533	(2,745)	3,862	(3,063)
Total other income (loss)	(19,082)	(74,264)	(434)	(292,053)
Expenses
Management fee – related party	9,027	9,061	17,828	18,573
General and administrative	1,608	1,896	3,692	3,933
Total expenses	10,635	10,957	21,520	22,506
Net income (loss)	53,220	(5,976)	147,252	(158,303)
Net income (loss) attributable to non-controlling interest	670	(75)	1,856	(1,958)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	52,550	(5,901)	145,396	(156,345)
Dividends to preferred stockholders	5,716	5,716	11,432	11,432
Net income (loss) attributable to common stockholders	46,834	(11,617)	133,964	(167,777)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.42	(0.10)	1.20	(1.49)
Diluted	0.41	(0.10)	1.15	(1.49)
Dividends declared per common share	0.40	0.40	0.80	0.80
Weighted average number of shares of common stock:
Basic	111,607,924	111,580,727	111,603,218	112,361,565
Diluted	123,560,625	113,005,727	125,830,020	113,786,565

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Average Balances(1):
Agency RMBS:
15 year fixed-rate, at amortized cost	3,374,039	2,245,998	3,444,975	1,903,463
30 year fixed-rate, at amortized cost	4,852,769	3,797,400	4,657,799	3,871,527
ARM, at amortized cost	276,272	362,067	283,502	386,408
Hybrid ARM, at amortized cost	1,996,026	2,883,494	2,143,014	2,990,071
Agency - CMO, at amortized cost	309,113	384,949	318,728	394,696
Non-Agency RMBS, at amortized cost	1,483,354	2,231,510	1,637,336	2,326,974
GSE CRT, at amortized cost	796,050	635,953	780,954	656,061
CMBS, at amortized cost	2,663,808	2,623,578	2,620,014	2,649,398
U.S. Treasury securities, at amortized cost	—	23,682	—	11,842
Commercial loans, at amortized cost	278,052	275,631	276,524	258,961
Average earning assets	16,029,483	15,464,262	16,162,846	15,449,401
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	1.97%	1.87%	2.00%	2.08%
30 year fixed-rate	2.83%	2.74%	2.74%	2.86%
ARM	2.27%	2.30%	2.29%	2.36%
Hybrid ARM	2.29%	2.10%	2.29%	2.19%
Agency - CMO	0.34%	2.55%	0.46%	2.68%
Non-Agency RMBS	5.90%	4.74%	5.72%	4.82%
GSE CRT (3)	2.62%	0.86%	2.39%	0.85%
CMBS	4.45%	4.37%	4.33%	4.38%
U.S. Treasury securities	—%	1.05%	—%	1.05%
Commercial loans	8.69%	8.44%	8.59%	8.28%
Average earning asset yields	3.17%	3.07%	3.11%	3.18%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)
Average earning asset yields for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
GSE CRT average earning asset yield excludes coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $16.0 billion for the three months ended June 30, 2017 (June 30, 2016: $15.5 billion). We had average earning assets of approximately $16.2 billion for the six months ended June 30, 2017 (June 30, 2016: $15.4 billion). Average earning assets increased for the three and six months ended June 30, 2017 primarily because we increased our holdings of 30 year fixed-rate Agency RMBS and CMBS as the return on equity profile for these securities remained attractive.

We earned interest income of $127.0 million (June 30, 2016: $118.8 million) and $251.7 million (June 30, 2016: $245.9 million) for the three and six months ended June 30, 2017, respectively. Our interest income includes coupon interest and net premium amortization/discount accretion on MBS and GSE CRTs as well as interest income on commercial loans as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Interest Income
MBS and GSE CRT - coupon interest	147,267	142,476	293,336	288,770
MBS and GSE CRT - net (premium amortization)/discount accretion	(26,240)	(29,616)	(53,436)	(53,664)
MBS and GSE CRT - interest income	121,027	112,860	239,900	235,106
Commercial loans	6,021	5,947	11,785	10,840
Total interest income	127,048	118,807	251,685	245,946
Interest income increased $8.2 million or 7% and $5.7 million or 2% during the three and six months ended June 30, 2017 compared to 2016, respectively, primarily due to higher average earning assets. Lower net premium amortization also contributed to higher interest income during the three months ended June 30, 2017.
Our average earning asset yields increased during the three months ended June 30, 2017 compared to 2016 primarily due to slower prepayment speeds in the three months ended June 30, 2017. Our average earning asset yields decreased during the six months ended June 30, 2017 compared to 2016 primarily due to our shift in portfolio composition to Agency RMBS. While average yields on our fixed rate Agency RMBS securities declined in the six months ended June 30, 2017 compared to 2016, the average yield on our non-Agency RMBS earning assets increased primarily due to higher index interest rates.  As of June 30, 2017, approximately 56% of our non-Agency RMBS are variable or floating rate securities.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of June 30, 2017, March 31, 2017, June 30, 2016 and March 31, 2016.

	As of
	June 30, 2017	March 31, 2017	June 30, 2016	March 31, 2016
15 year fixed-rate Agency RMBS	9.5	8.1	10.4	10.2
30 year fixed-rate Agency RMBS	9.2	10.8	13.7	10.8
ARM/ Hybrid ARM Agency RMBS	16.3	15.7	18.4	12.5
Non-Agency RMBS	12.6	13.3	15.2	11.1
GSE CRT	9.7	13.1	14.0	9.2
Weighted average CPR	11.2	11.7	14.9	11.2
We recognized $26.2 million and $29.6 million of net premium amortization during the three months ended June 30, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio. Net premium amortization decreased over the same period in 2016 due to slower prepayment speeds in the three months ended June 30, 2017.
We recognized $53.4 million and $53.7 million of net premium amortization during the six months ended June 30, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio. Net premium amortization was relatively constant in the six months ended June 30, 2017 over the same period in 2016 despite slower prepayment speeds due to higher average Agency RMBS assets in the six months ended June 30, 2017.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Interest Expense
Interest expense on repurchase agreement borrowings	42,441	28,022	78,686	56,898
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,369)	3,238	(12,667)	16,162
Repurchase agreements interest expense	36,072	31,260	66,019	73,060
Secured loans	4,535	2,688	7,948	5,403
Exchangeable senior notes	3,504	5,614	8,512	11,227
Total interest expense	44,111	39,562	82,479	89,690
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
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.4 million and $12.7 million, respectively, during the three and six months ended June 30, 2017 whereas amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $3.2 million and $16.2 million, respectively, during the three and six months ended June 30, 2016. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $26.3 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and six months ended June 30, 2017, interest expense for our secured loans increased compared to the same periods in 2016 primarily due to higher borrowing rates as a result of the December 2016, March 2017 and June 2017 increases in the federal funds interest rate. For the six months ended June 30, 2017, IAS Services LLC had a weighted average borrowing rate of 0.96% as compared to 0.65% for the six months ended June 30, 2016.
During the three and six months ended June 30, 2017, interest expense on our senior exchangeable notes decreased compared to the same periods in 2016 due to retirement of $150.0 million of Notes in March 2017 and $31.2 million of Notes in June 2017. Our remaining Notes mature in March 2018.
Our total interest expense during the three months ended June 30, 2017 increased $4.5 million from the same period in 2016 primarily due to a $14.4 million increase in interest expense on repurchase agreements borrowings due to higher borrowing rates and average borrowings in the 2017 period. The increase was partially offset by a $9.6 million decrease caused by the amortization of net deferred (gain) loss on de-designated interest rate swaps.
Our total interest expense during the six months ended June 30, 2017 decreased $7.2 million from the same period in 2016 primarily due to a $28.8 million decrease caused by the amortization of net deferred (gain) loss on de-designated interest rate swaps discussed above that was partially offset by a $21.8 million increase in interest expense on repurchase agreements borrowings due to higher borrowing rates as well as higher average borrowings in the 2017 period.

The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Average Borrowings(1):
Agency RMBS (2)	9,665,651	8,584,572	9,691,612	8,565,425
Non-Agency RMBS	1,155,529	1,805,286	1,283,001	1,878,927
GSE CRT	655,715	473,270	628,122	462,259
CMBS (2)	2,239,854	2,162,450	2,205,758	2,174,962
U.S. Treasury securities	—	50,192	—	25,096
Exchangeable senior notes	238,530	395,596	292,009	395,289
Total average borrowings	13,955,279	13,471,366	14,100,502	13,501,958
Maximum borrowings during the period (3)	13,986,752	13,814,447	14,484,038	13,896,215
Average Cost of Funds (4):
Agency RMBS (2)	1.10%	0.65%	0.99%	0.65%
Non-Agency RMBS	2.47%	1.85%	2.32%	1.82%
GSE CRT	2.51%	2.08%	2.39%	2.13%
CMBS (2)	1.63%	1.11%	1.49%	1.13%
U.S. Treasury securities	—%	0.14%	—%	0.19%
Exchangeable senior notes	5.88%	5.68%	5.83%	5.68%
Cost of funds	1.26%	1.17%	1.17%	1.33%
Effective cost of funds (non-GAAP measure) (5)	2.01%	1.81%	1.96%	1.89%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures"
Total average borrowings increased in the three and six months ended June 30, 2017 versus 2016 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS.

Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	121,027	112,860	239,900	235,106
Commercial loans	6,021	5,947	11,785	10,840
Total interest income	127,048	118,807	251,685	245,946
Interest Expense
Interest expense on repurchase agreement borrowings	42,441	28,022	78,686	56,898
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,369)	3,238	(12,667)	16,162
Repurchase agreements interest expense	36,072	31,260	66,019	73,060
Secured loans	4,535	2,688	7,948	5,403
Exchangeable senior notes	3,504	5,614	8,512	11,227
Total interest expense	44,111	39,562	82,479	89,690
Net interest income	82,937	79,245	169,206	156,256
Our net interest income, which equals interest income less interest expense, totaled $82.9 million (June 30, 2016: $79.2 million) and $169.2 million (June 30, 2016: $156.3 million) for the three and six months ended June 30, 2017, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.91% (June 30, 2016: 1.90%) and 1.94% (June 30, 2016: 1.85%) for the three and six months ended June 30, 2017, respectively. The increase in net interest income and net interest rate margin for the three months ended June 30, 2017 compared to 2016 was primarily driven by interest income on higher average earning assets that exceeded the increase in interest expense driven by higher average borrowings and borrowing rates. The increase in net interest income and net interest rate margin for the six months ended June 30, 2017 was primarily driven by interest income on higher average earning assets and lower interest expense. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $12.7 million during the six months ended June 30, 2017 whereas amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $16.2 million, during the six months ended June 30, 2016.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Realized gains and losses on sale of investments	(651)	1,037	(1,658)	11,581
Other-than-temporary impairment losses	(4,098)	(1,525)	(4,630)	(7,208)
Net unrealized gains and losses on MBS accounted for under the fair value option	7,715	1,266	4,113	7,942
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	8,195	173	11,474	237
Net unrealized gains and losses on trading securities	14	463	23	463
Total gain (loss) on investments, net	11,175	1,414	9,322	13,015
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
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of June 30, 2017, $3.1 billion or 19.3% of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended June 30, 2017, we recorded equity in losses of unconsolidated ventures of $154,000 (June 30, 2016: equity in earnings of $202,000). For the six months ended June 30, 2017, we recorded equity in losses of unconsolidated ventures of $1.7 million (June 30, 2016: equity in earnings of $1.3 million). Our unconsolidated ventures recorded losses during the three and six months ended June 30, 2017 primarily due to higher unrealized losses on portfolio investments as compared to the same periods in 2016.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(38,512)	(19,966)	7,975	(50,503)
Currency Forward Contracts	(1,717)	—	(1,293)	(3,010)
Total	(40,229)	(19,966)	6,682	(53,513)

$ in thousands	Three months ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(20,105)	(24,985)	(49,711)	(94,801)
Currency Forward Contracts	(479)	—	4,917	4,438
Total	(20,584)	(24,985)	(44,794)	(90,363)

$ in thousands	Six Months Ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,518)	(42,860)	20,925	(44,453)
Currency Forward Contracts	(2,793)	—	(805)	(3,598)
Total	(25,311)	(42,860)	20,120	(48,051)

$ in thousands	Six Months Ended June 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(64,000)	(54,076)	(216,382)	(334,458)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	1,916	—	3,636	5,552
Total	(63,569)	(54,076)	(211,261)	(328,906)
As of June 30, 2017 and December 31, 2016, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of June 30, 2017				As of December 31, 2016
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	7,400,000	2.14%	1.18%	4.44	6,500,000	2.14%	0.79%	4.64

(1)	Excludes $500.0 million of notional amount for an interest rate swap with a forward start date of 5/24/2018.
During the six months ended June 30, 2017, we entered into swaps with a notional amount of $1.4 billion.
During the six months ended June 30, 2016, we sold assets to facilitate stock repurchases. We terminated swaps with a notional amount of $4.8 billion and realized losses of $64.0 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations in 2016, our contractual net interest expense for the three months ended June 30, 2017 decreased to $20.0 million (three months ended June 30, 2016: $25.0 million) and six months ended June 30, 2017 decreased to $42.9 million (six months ended June 30, 2016: $54.1 million).
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
GSE CRT embedded derivative coupon interest	5,844	6,112	11,651	12,426
Gain (loss) on settlement of GSE CRT embedded derivatives	—	(5,097)	—	(6,017)
Change in fair value of GSE CRT embedded derivatives	15,559	16,213	29,707	19,229
Total	21,403	17,228	41,358	25,638
In the three months ended June 30, 2017, we recorded a $4.2 million increase in realized and unrealized credit derivative income (loss), net compared to the same period in 2016. We sold GSE CRT securities in the three months ended June 30, 2016 and realized losses of $5.1 million.
In the six months ended June 30, 2017, we recorded an $15.7 million increase in realized and unrealized credit derivative income (loss), net compared to the same period in 2016. In addition, we sold GSE CRT securities in the six months ended June 30, 2016 and realized losses of $6.0 million. The increase in realized and unrealized credit derivative income (loss), net in the six months ended June 30, 2017 versus 2016 was driven by a change in the value of our GSE CRT holdings primarily resulting from credit spread tightening.
Net Loss on Extinguishment of Debt
In June and March 2017, we retired $31.2 million and $150.0 million of Notes for a repurchase price of $31.6 million and $153.8 million, respectively. During the three months ended June 30, 2017, we realized a $526,000 net loss on extinguishment of debt including $136,000 of unamortized debt issuance costs associated with the retired debt. During the six months ended

June 30, 2017, we realized a $5.2 million net loss on extinguishment of debt including $1.0 million of unamortized debt issuance costs associated with the retired debt.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Dividend income	802	797	1,618	1,604
Gain (loss) on foreign currency transactions, net	1,731	(3,542)	2,244	(4,667)
Total	2,533	(2,745)	3,862	(3,063)
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three and six months ended June 30, 2017 and 2016 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations.
Expenses
For the three months ended June 30, 2017, we incurred management fees of $9.0 million (June 30, 2016: $9.1 million) and $17.8 million (June 30, 2016: $18.6 million) for the six months ended June 30, 2017, which are payable to our Manager under our management agreement. Management fees decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the repurchase of 2,063,451 shares of common stock in the first quarter of 2016. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the three months ended June 30, 2017, our general and administrative expenses not covered under our management agreement amounted to $1.6 million (June 30, 2016: $1.9 million) and $3.7 million (June 30, 2016: $3.9 million) for the six months ended June 30, 2017. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the three and six months ended June 30, 2017 versus 2016 due to costs associated with repositioning our hedging portfolio and purchasing new commercial loan investments in the 2016 period.

Net Income (Loss) after Preferred Dividends, and Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2017, our net income after preferred dividends was $47.5 million (June 30, 2016: $11.7 million net loss). In addition, for the three months ended June 30, 2017, our net income attributable to common stockholders was $46.8 million (June 30, 2016: $11.6 million net loss) or $0.42 basic and $0.41 diluted net income per average share available to common stockholders (June 30, 2016: $0.10 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) after preferred dividends and net income (loss) attributable to common stockholders was primarily due to (i) net losses on derivative instruments of $53.5 million in the 2017 period versus net losses on derivative instruments of $90.4 million in the 2016 period and (ii) net gains on investments of $11.2 million in the 2017 period versus net gains of $1.4 million in the 2016 period. For further information on the changes in net losses on derivative instruments and net gains on investments in the 2017 period versus 2016 period, see preceding discussion under "Gain (Loss) on Investments, net" and "Gain (Loss) on Derivative Instruments, net."
For the six months ended June 30, 2017, our net income after preferred dividends was $135.8 million (June 30, 2016: $169.7 million net loss). In addition, for the six months ended June 30, 2017 our net income attributable to common stockholders was $134.0 million (June 30, 2016: $167.8 million net loss) or $1.20 basic and $1.15 diluted net income per average share available to common stockholders (June 30, 2016: $1.49 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) after preferred dividends and net income (loss) attributable to common stockholders was primarily due to (i) net losses on derivative instruments of $48.1 million in the 2017 period versus net losses on derivative instruments of $328.9 million in the 2016 period and (ii) net credit derivative income of $41.4 million in the 2017 period versus net credit derivative income of $25.6 million in the 2016 period. For further information on the changes in net losses on derivative instruments and net credit derivative income in the 2017 period versus 2016 period, see preceding discussion under "Gain (Loss) on Derivative Instruments, net" and "Realized and Unrealized Credit Derivative Income (Loss), net."
Non-GAAP Financial Measures
We use the following non-GAAP financial measures to analyze the Company's operating results and believe these financial measures are useful to investors in assessing our performance as further discussed below:

•	core earnings (and by calculation, core earnings per common share)

•	effective interest income (and by calculation, effective yield)

•	effective interest expense (and by calculation, effective cost of funds)

•	effective net interest income (and by calculation, effective interest rate margin), and

•	repurchase agreement debt-to-equity ratio.
The most directly comparable U.S. GAAP measures are:

•	net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share)

•	total interest income (and by calculation, earning asset yield)

•	total interest expense (and by calculation, cost of funds)

•	net interest income (and by calculation, net interest rate margin); and

•	debt-to-equity ratio.
The non-GAAP financial measures used by management should be analyzed in conjunction with U.S. GAAP financial measures and should not be considered substitutes for U.S. GAAP financial measures In addition, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of our peer companies.

Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; net loss on extinguishment of debt; and cumulative adjustments attributable to non-controlling interest. We may add additional reconciling items to our core earnings calculation in the future if appropriate.
We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results. We exclude the impact of gains and losses because gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, the majority of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our condensed consolidated balance sheet. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statement of operations. In addition, certain gains and losses represent one-time events.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	46,834	(11,617)	133,964	(167,777)
Adjustments:
(Gain) loss on investments, net	(11,175)	(1,414)	(9,322)	(13,015)
Realized (gain) loss on derivative instruments, net (1)	40,229	20,584	25,311	63,569
Unrealized (gain) loss on derivative instruments, net (1)	(6,682)	44,794	(20,120)	211,261
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(15,559)	(11,116)	(29,707)	(13,212)
(Gain) loss on foreign currency transactions, net (3)	(1,731)	3,542	(2,244)	4,667
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,369)	3,238	(12,667)	16,162
Net loss on extinguishment of debt	526	—	5,237	—
Subtotal	(761)	59,628	(43,512)	269,432
Cumulative adjustments attributable to non-controlling interest	10	(752)	549	(3,349)
Core earnings attributable to common stockholders	46,083	47,259	91,001	98,306
Basic income (loss) per common share	0.42	(0.10)	1.20	(1.49)
Core earnings per share attributable to common stockholders(5)	0.41	0.42	0.82	0.87

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Realized gain (loss) on derivative instruments, net	(40,229)	(20,584)	(25,311)	(63,569)
Unrealized gain (loss) on derivative instruments, net	6,682	(44,794)	20,120	(211,261)
Contractual net interest expense	(19,966)	(24,985)	(42,860)	(54,076)
Gain (loss) on derivative instruments, net	(53,513)	(90,363)	(48,051)	(328,906)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	15,559	11,116	29,707	13,212
GSE CRT embedded derivative coupon interest	5,844	6,112	11,651	12,426
Realized and unrealized credit derivative income (loss), net	21,403	17,228	41,358	25,638

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Dividend income	802	797	1,618	1,604
Gain (loss) on foreign currency transactions, net	1,731	(3,542)	2,244	(4,667)
Other investment income (loss), net	2,533	(2,745)	3,862	(3,063)

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2017	2016	2017	2016
Interest expense on repurchase agreements borrowings	42,441	28,022	78,686	56,898
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,369)	3,238	(12,667)	16,162
Repurchase agreements interest expense	36,072	31,260	66,019	73,060

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended June 30, 2017 decreased $1.2 million from the same period in 2016 primarily due to a $1.2 million decline in effective net interest income.
Core earnings for the six months ended June 30, 2017 decreased $7.3 million from the same period in 2016 primarily due to a $5.4 million decline in effective net interest income. In addition, we recorded equity in losses of unconsolidated ventures of $1.7 million for the six months ended June 30, 2017 compared to equity in earnings of $1.3 million for the same period in 2016.

Effective Interest Income / Effective Yield/ Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net. We include our GSE CRT embedded derivative coupon interest in effective interest income because GSE CRT coupon interest is not accounted for consistently under U.S. GAAP. We account for GSE CRTs purchased prior to August 24, 2015 as hybrid financial instruments, but we have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option is recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments is recorded as realized and unrealized credit derivative income (loss). We add back GSE CRT embedded derivative coupon interest to our total interest income because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument.
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest expense on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
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
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	127,048	3.17%	118,807	3.07%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,844	0.15%	6,112	0.16%
Effective interest income	132,892	3.32%	124,919	3.23%

	Six Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	251,685	3.11%	245,946	3.18%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	11,651	0.15%	12,426	0.16%
Effective interest income	263,336	3.26%	258,372	3.34%
Our effective interest income increased in the three and six months ended June 30, 2017 versus the 2016 periods primarily due to higher average earning assets.

The increase in effective yield for the three months ended June 30, 2017 versus the 2016 period was primarily due to higher average earning asset yields driven by slower prepayment speeds in the three months ended June 30, 2017. The decrease in effective yield for the six months ended June 30, 2017 versus the 2016 period was primarily driven by our shift in portfolio composition to Agency RMBS.
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	44,111	1.26%	39,562	1.17%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,369	0.18%	(3,238)	(0.1)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	19,966	0.57%	24,985	0.74%
Effective interest expense	70,446	2.01%	61,309	1.81%

	Six Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	82,479	1.17%	89,690	1.33%
Less: Amortization of net deferred swap losses on de-designation	12,667	0.18%	(16,162)	(0.24)%
Add: Net interest paid - interest rate swaps	42,860	0.61%	54,076	0.80%
Effective interest expense	138,006	1.96%	127,604	1.89%
Our effective interest expense and effective cost of funds increased during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increased borrowings and higher interest rates as a result of the December 2016, March 2017 and June 2017 increases in the federal funds interest rate.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	82,937	1.91%	79,245	1.90%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,369)	(0.18)%	3,238	0.10%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,844	0.15%	6,112	0.16%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(19,966)	(0.57)%	(24,985)	(0.74)%
Effective net interest income	62,446	1.31%	63,610	1.42%

	Six Months Ended June 30,
	2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	169,206	1.94%	156,256	1.85%
Add: Amortization of net deferred swap losses on de-designation	(12,667)	(0.18)%	16,162	0.24%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	11,651	0.15%	12,426	0.16%
Less: Net interest paid - interest rate swaps	(42,860)	(0.61)%	(54,076)	(0.80)%
Effective net interest income	125,330	1.30%	130,768	1.45%
Effective net interest income and effective interest rate margin for the three months ended June 30, 2017 decreased from the same period in 2016 due to increased borrowings and higher effective cost of funds. Effective net interest income and effective interest rate margin for the six months ended June 30, 2017 decreased from the same period in 2016 primarily due to lower asset yields, increased borrowings and higher cost of funds.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of June 30, 2017 and December 31, 2016. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
June 30, 2017

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	10,852,753	2,453,015	3,079,693	—	16,385,461
Cash and cash equivalents (3)	29,985	18,653	15,431	—	64,069
Derivative assets, at fair value (4)	11,005	—	—	—	11,005
Other assets	132,267	6,950	70,200	3,979	213,396
Total assets	11,026,010	2,478,618	3,165,324	3,979	16,673,931

Repurchase agreements	9,227,679	1,792,375	1,098,894	—	12,118,948
Secured loans (5)	506,909	—	1,143,091	—	1,650,000
Exchangeable senior notes, net	—	—	—	217,804	217,804
Derivative liabilities, at fair value	43,047	—	1,100	—	44,147
Other liabilities	195,806	20,960	62,951	3,221	282,938
Total liabilities	9,973,441	1,813,335	2,306,036	221,025	14,313,837

Total equity (allocated)	1,052,569	665,283	859,288	(217,046)	2,360,094
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(302,177)	217,046	(85,131)
Collateral pledged against secured loans	(596,514)	—	(1,345,151)	—	(1,941,665)
Secured loans	506,909	—	1,143,091	—	1,650,000
Equity related to repurchase agreement debt	962,964	665,283	355,051	—	1,983,298
Debt-to-equity ratio (7)	9.2	2.7	2.6	NA	5.9
Repurchase agreement debt-to-equity ratio (8)	9.6	2.7	3.1	NA	6.1

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2016

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	9,665,860	2,763,751	2,858,376	—	15,287,987
Cash and cash equivalents (3)	76,067	49,582	36,139	—	161,788
Derivative assets, at fair value (4)	3,085	—	101	—	3,186
Other assets	179,931	9,381	63,465	500	253,277
Total assets	9,924,943	2,822,714	2,958,081	500	15,706,238

Repurchase agreements	8,148,220	2,067,731	944,718	—	11,160,669
Secured loans (5)	500,150	—	1,149,850	—	1,650,000
Exchangeable senior notes	—	—	—	397,041	397,041
Derivative liabilities, at fair value	133,832	—	396	—	134,228
Other liabilities	52,047	21,389	14,791	5,889	94,116
Total liabilities	8,834,249	2,089,120	2,109,755	402,930	13,436,054

Total equity (allocated)	1,090,694	733,594	848,326	(402,430)	2,270,184
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(306,656)	402,430	95,774
Collateral pledged against secured loans	(585,504)	—	(1,346,078)	—	(1,931,582)
Secured loans	500,150	—	1,149,850	—	1,650,000
Equity related to repurchase agreement debt	1,005,340	733,594	345,442	—	2,084,376
Debt-to-equity ratio (7)	7.9	2.8	2.5	NA	5.8
Repurchase agreement debt-to-equity ratio (8)	8.1	2.8	2.7	NA	5.4

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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

We held cash and cash equivalents of $64.1 million at June 30, 2017 (June 30, 2016: $144.1 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $154.4 million for the six months ended June 30, 2017 (June 30, 2016: $161.8 million).
Our investing activities used net cash of $919.6 million in the six months ended June 30, 2017 compared to net cash provided from investing activities of $571.7 million in the six months ended June 30, 2016. We invested $2.5 billion in mortgage-backed and credit risk transfer securities during the six months ended June 30, 2017 compared to investments of $1.1 billion in mortgage-backed and credit risk transfer securities, $152.3 million in U.S. Treasury securities and $83.0 million in commercial loans in the six months ended June 30, 2016. We generated $1.1 billion from principal payments of mortgage-backed and credit risk transfer securities and $572.6 million from the sales of mortgage-backed and credit risk transfer securities during the six months ended June 30, 2017 compared to $1.1 billion from principal payments of mortgage-backed and credit risk transfer securities and $660.0 million from the sales of mortgage-backed and credit risk transfer securities in the six months ended June 30, 2016. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $25.3 million during the six months ended June 30, 2017 compared to $62.1 million in the six months ended June 30, 2016.
Our financing activities provided net cash of $667.5 million for the six months ended June 30, 2017 compared to net cash used of $642.6 million in the six months ended June 30, 2016. Our primary source of cash flows from financing activities during the six months ended June 30, 2017 was from net proceeds from repurchase agreements of $954.2 million (June 30, 2016: net repayments of $357.4 million). We primarily used cash of $185.4 million to extinguish a portion of our senior exchangeable notes maturing in March 2018 and to pay dividends of $101.9 million (June 30, 2016: $102.7 million) We also used cash to repurchase 2,063,451 shares of common stock for $25.0 million during the six months ended June 30, 2016.
As of June 30, 2017, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of June 30, 2017, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $596.5 million, respectively.
As of June 30, 2017, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 4.9% for Agency RMBS, 21.4% for non-Agency RMBS, 24.5% for GSE CRT and 19.2% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 20% to a high of 27.5% for GSE CRT, a low of 15% to a high of 30% for CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 5.9x as of June 30, 2017 (December 31, 2016: 5.8x). We moderately increased our debt-to-equity ratio over the last six months to finance purchases of mortgage-backed securities and to retire $181.2 million of our exchangeable senior notes.
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
During the six months ended June 30, 2017, we did not repurchase any shares of our common stock (six months ended June 30, 2016: $25.0 million of repurchases). As of June 30, 2017, we had authority to purchase 18,239,082 additional shares of common stock under our share repurchase program with no expiration date.

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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 12 - "Related Party Transactions" of our condensed consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for details of our reimbursements to our Manager.

As of June 30, 2017, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	12,118,948	12,118,948	—	—	—
Secured loans	1,650,000	—	300,000	100,000	1,250,000
Exchangeable senior notes	218,755	218,755	—	—	—
Total (1)	13,987,703	12,337,703	300,000	100,000	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of June 30, 2017, we have approximately $21.7 million, $10.9 million and $140.5 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.0 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of June 30, 2017, $109.5 million of our commitment has been called. We are committed to fund $12.6 million in additional capital to fund future investments and cover future expenses should they occur.
As of June 30, 2017, we have unfunded commitments on commercial loans of $6.4 million (December 31, 2016: $9.7 million).
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of June 30, 2017, 806,778 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $112,000 (June 30, 2016: $85,000) and approximately $197,000 (June 30, 2016: $170,000) related to our independent directors for the three and six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, we issued 5,292 shares and 6,160 shares of stock, respectively, pursuant to the Incentive Plan to our independent directors. During the six months ended June 30, 2017 and 2016, we issued 10,748 shares and 13,908 shares of stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $35,000 (June 30, 2016: $63,000) and $66,000 (June 30, 2016: $95,000) for the three and six months ended June 30, 2017, respectively, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At June 30, 2017 there was approximately $288,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20 months.

The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35	18,807	$14.37
Shares granted during the period	—	—	8,115	15.55
Shares vested during the period	—	—	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
Other Matters
We believe that we satisfy the organizational requirements for REIT status, that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2017, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution requirements for our taxable year that will end on December 31, 2017.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2017, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(22.49)%	(1.30)%
+0.50%	(7.19)%	(0.44)%
-0.50%	1.91%	0.52%
-1.00%	(4.44)%	0.57%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at June 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any such legal proceedings.

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
During the three months ended June 30, 2017, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

August 7, 2017	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 7, 2017	By:	/s/ Richard Lee Phegley, Jr.
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

