Form 10-Q
period 2017-09-30
Invesco Mortgage Capital Inc.
filed 2017-11-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 3, 2017, there were 111,616,551 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	September 30, 2017	December 31, 2016
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,398,372 and $14,422,198, respectively)	18,259,552	14,981,331
Commercial loans, held-for-investment	280,989	273,355
Cash and cash equivalents	73,530	161,788
Due from counterparties	1,550	86,450
Investment related receivable	20,934	43,886
Accrued interest receivable	56,532	46,945
Derivative assets, at fair value	7,394	3,186
Other assets	102,343	109,297
Total assets	18,802,824	15,706,238
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,088,838	11,160,669
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	157,380	397,041
Derivative liabilities, at fair value	40,631	134,228
Dividends and distributions payable	59,909	50,924
Investment related payable	122,896	9,232
Accrued interest payable	12,255	21,066
Collateral held payable	2,955	1,700
Accounts payable and accrued expenses	1,788	1,534
Due to affiliate	10,778	9,660
Total liabilities	16,147,430	13,436,054
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,616,551 and 111,594,595 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,384,157	2,379,863
Accumulated other comprehensive income	350,686	293,668
Retained earnings (distributions in excess of earnings)	(670,261)	(718,303)
Total stockholders’ equity	2,629,022	2,241,560
Non-controlling interest	26,372	28,624
Total equity	2,655,394	2,270,184
Total liabilities and equity	18,802,824	15,706,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	134,138	112,467	374,038	347,573
Commercial loans	6,251	5,680	18,036	16,520
Total interest income	140,389	118,147	392,074	364,093
Interest Expense
Repurchase agreements	45,907	24,892	111,926	97,952
Secured loans	5,544	2,746	13,492	8,149
Exchangeable senior notes	2,724	5,620	11,236	16,847
Total interest expense	54,175	33,258	136,654	122,948
Net interest income	86,214	84,889	255,420	241,145
Other Income (loss)
Gain (loss) on investments, net	(11,873)	(7,155)	(2,551)	5,860
Equity in earnings (losses) of unconsolidated ventures	408	729	(1,280)	1,992
Gain (loss) on derivative instruments, net	1,955	35,378	(46,096)	(293,528)
Realized and unrealized credit derivative income (loss), net	(2,930)	31,926	38,428	57,564
Net loss on extinguishment of debt	(1,344)	—	(6,581)	—
Other investment income (loss), net	2,313	(554)	6,175	(3,617)
Total other income (loss)	(11,471)	60,324	(11,905)	(231,729)
Expenses
Management fee – related party	9,557	6,719	27,385	25,292
General and administrative	1,697	1,836	5,389	5,769
Total expenses	11,254	8,555	32,774	31,061
Net income (loss)	63,489	136,658	210,741	(21,645)
Net income (loss) attributable to non-controlling interest	800	1,723	2,656	(235)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	62,689	134,935	208,085	(21,410)
Dividends to preferred stockholders	13,562	5,716	24,994	17,148
Net income (loss) attributable to common stockholders	49,127	129,219	183,091	(38,558)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.44	1.16	1.64	(0.34)
Diluted	0.43	1.05	1.59	(0.34)
Dividends declared per common share	0.41	0.40	1.21	1.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Net income (loss)	63,489	136,658	210,741	(21,645)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	19,089	32,015	75,011	270,591
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	7	—	1,508	(11,581)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,438)	(4,831)	(19,105)	11,331
Currency translation adjustments on investment in unconsolidated venture	807	(235)	331	(10)
Total other comprehensive income (loss)	13,465	26,949	57,745	270,331
Comprehensive income (loss)	76,954	163,607	268,486	248,686
Less: Comprehensive (income) loss attributable to non-controlling interest	(970)	(2,063)	(3,384)	(3,157)
Less: Dividends to preferred stockholders	(13,562)	(5,716)	(24,994)	(17,148)
Comprehensive income (loss) attributable to common stockholders	62,422	155,828	240,108	228,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2017
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	—	—	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income	—	—	—	—	—	—	—	—	—	—	208,085	208,085	2,656	210,741
Other comprehensive income	—	—	—	—	—	—	—	—	—	57,017	—	57,017	728	57,745
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	11,500,000	278,108	—	—	—	—	—	278,108	—	278,108
Stock awards	—	—	—	—	—	—	21,956	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(135,049)	(135,049)	—	(135,049)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(1,724)	(1,724)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(24,994)	(24,994)	—	(24,994)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	378	—	—	378	5	383
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	3,916	1	—	3,917	(3,917)	—
Balance at September 30, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,616,551	1,116	2,384,157	350,686	(670,261)	2,629,022	26,372	2,655,394
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income (loss)	210,741	(21,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	75,933	85,522
Amortization of commercial loan origination fees	(234)	(219)
Unrealized (gain) loss on derivative instruments, net	(20,025)	150,842
Unrealized (gain) loss on credit derivatives, net	(20,904)	(45,192)
(Gain) loss on investments, net	2,551	(5,860)
Realized (gain) loss on derivative instruments, net	5,808	62,222
Realized (gain) loss on credit derivatives, net	—	6,017
Equity in (earnings) losses of unconsolidated ventures	1,280	(1,992)
Amortization of equity-based compensation	425	425
Amortization of deferred securitization and financing costs	1,212	1,847
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,105)	11,331
Net loss on extinguishment of debt	6,581	—
(Gain) loss on foreign currency transactions, net	(3,715)	6,080
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(9,713)	1,260
Increase (decrease) in operating liabilities	(4,985)	858
Net cash provided by operating activities	225,850	251,496
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(5,480,222)	(2,367,991)
Purchase of U.S. Treasury securities	—	(403,105)
Proceeds from sale of U.S. Treasury securities	—	524,478
(Contributions to) distributions from investments in unconsolidated ventures, net	9,668	7,632
Purchase of exchange-traded fund	(3,508)	—
Sale of exchange-traded fund	51	—
Change in other assets	—	(73,875)
Principal payments from mortgage-backed and credit risk transfer securities	1,736,460	1,920,352
Proceeds from sale of mortgage-backed and credit risk transfer securities	625,540	659,959
Payments on sales of credit derivatives	—	(6,017)
Proceeds from/ (payments for) settlement or termination of forwards, swaps and swaptions, net	(5,808)	(60,737)
Principal payments from commercial loans held-for-investment	—	15,000
Origination and advances of commercial loans, net of origination fees	(3,754)	(85,033)
Net cash provided by (used in) investing activities	(3,121,573)	130,663
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	35
Repurchase of common stock	—	(25,000)
Proceeds from issuance of preferred stock, net of issuance cost	278,411	—
Due from counterparties	(1,550)	(138,959)
Change in collateral held payable	1,255	(4,900)
Proceeds from repurchase agreements	107,218,532	97,653,895
Principal repayments of repurchase agreements	(104,288,947)	(97,719,439)
Proceeds from secured loans	—	125,000
Principal repayments of secured loans	—	(125,000)
Extinguishment of exchangeable senior notes	(247,454)	—
Payments of deferred costs	—	(136)
Payments of dividends and distributions	(152,782)	(153,572)
Net cash provided by (used in) financing activities	2,807,465	(388,076)
Net change in cash and cash equivalents	(88,258)	(5,917)
Cash and cash equivalents, beginning of period	161,788	53,199
Cash and cash equivalents, end of period	73,530	47,282
Supplement Disclosure of Cash Flow Information
Interest paid	159,982	116,401
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	76,519	259,010
Dividends and distributions declared not paid	59,909	50,921
Net change in investment related payable (receivable)	(141,085)	117,295
Net change in repurchase agreements, not settled	(1,416)	(2)
Change in due from counterparties	86,450	7,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership"), as its sole general partner. As of September 30, 2017, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted. We expect that this new guidance will impact the presentation of certain cash payments and receipts among the operating, investing and financing sections of our consolidated statements of cash flows primarily related to distributions from investments in unconsolidated ventures and basis recovered on certain investment securities.
In August 2017, the FASB issued guidance to improve accounting for hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. We are required to adopt the new guidance in the first quarter of 2019. We have determined that this new guidance is not expected to have an impact on our consolidated financial statements because we have elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014.
Note 3 - Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2017 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	3,108,797	3,108,797
Non-Agency RMBS	1,420,333	1,420,333
Investments in unconsolidated ventures	22,684	22,684
Total	4,551,814	4,551,814
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of September 30, 2017 and December 31, 2016.

September 30, 2017
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,046,720	126,676	3,173,396	(38,516)	3,134,880	3.09%	2.16%	1.95%
30 year fixed-rate	7,062,725	294,240	7,356,965	29,579	7,386,544	3.75%	3.08%	2.73%
ARM*	249,982	1,788	251,770	2,996	254,766	2.67%	2.60%	2.35%
Hybrid ARM	1,782,077	27,850	1,809,927	9,586	1,819,513	2.70%	2.54%	2.19%
Total Agency pass-through(4)	12,141,504	450,554	12,592,058	3,645	12,595,703	3.41%	2.76%	2.43%
Agency-CMO(5)	1,307,945	(1,026,765)	281,180	(7,041)	274,139	1.96%	2.80%	2.71%
Non-Agency RMBS(6)(7)(8)	2,995,292	(1,713,985)	1,281,307	139,026	1,420,333	2.16%	6.57%	6.56%
GSE CRT(9)(10)	763,747	24,939	788,686	71,894	860,580	3.08%	2.34%	2.74%
CMBS(11)(12)	3,726,929	(679,272)	3,047,657	61,140	3,108,797	3.90%	4.85%	4.52%
Total	20,935,417	(2,944,529)	17,990,888	268,664	18,259,552	3.21%	3.37%	3.13%
* Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of September 30, 2017 is based on principal/notional balance and is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of September 30, 2017 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average portfolio yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 39.3% of principal/notional balance, 39.0% of amortized cost and 39.1% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 83.7% of principal/notional balance, 23.4% of amortized cost and 21.5% of fair value.

(6)	Non-Agency RMBS held by us is 41.3% fixed rate, 49.7% variable rate, and 9.0% floating rate based on fair value.

(7)	Of the total discount in non-Agency RMBS, $213.2 million is non-accretable based on estimated future cash flows of the securities.

(8)	Non-Agency RMBS includes interest-only securities which represent 49.3% of principal/notional balance, 1.8% of amortized cost and 1.7% of fair value.

(9)
We have elected the fair value option for GSE CRT purchased on or after August 24, 2015, which represent 26.3% of the balance based on fair value. As a result, GSE CRT accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(10)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

(11)	CMBS includes interest-only securities which represent 16.5% of principal/notional balance, 0.6% of amortized cost and 0.6% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 21.3% of principal/notional balance, 22.4% of amortized cost and 21.7% of fair value.

December 31, 2016
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,460,625	151,526	3,612,151	(54,223)	3,557,928	3.11%	2.19%	1.99%
30 year fixed-rate	2,780,806	185,521	2,966,327	15,390	2,981,717	4.37%	2.61%	2.57%
ARM	301,900	2,520	304,420	3,453	307,873	2.69%	2.59%	2.16%
Hybrid ARM	2,423,152	42,360	2,465,512	8,789	2,474,301	2.70%	2.52%	2.02%
Total Agency pass-through(4)	8,966,483	381,927	9,348,410	(26,591)	9,321,819	3.37%	2.42%	2.20%
Agency-CMO(5)	1,712,120	(1,368,916)	343,204	837	344,041	2.16%	3.08%	2.07%
Non-Agency RMBS(6)(7)(8)	3,838,314	(1,934,269)	1,904,045	91,506	1,995,551	2.21%	5.22%	5.22%
GSE CRT(9)(10)	707,899	24,320	732,219	35,981	768,200	2.38%	1.51%	1.24%
CMBS(11)(12)	3,050,747	(559,857)	2,490,890	60,830	2,551,720	3.80%	4.21%	4.17%
Total	18,275,563	(3,456,795)	14,818,768	162,563	14,981,331	3.05%	3.05%	2.87%

(1)	Net weighted average coupon as of December 31, 2016 is based on principal/notional balance and is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2016 and incorporates future prepayment and loss assumptions.

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

(5)
Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities ("Agency IO"), which represent 85.5% of principal (notional) balance, 26.8% of amortized cost and 27.1% of fair value.

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

(11)	CMBS includes interest-only securities which represent 20.3% of principal/notional balance, 0.8% of amortized cost and 0.9% of fair value.

(12)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.
The following table summarizes our non-Agency RMBS portfolio by asset type based on fair value as of September 30, 2017 and December 31, 2016.

$ in thousands	September 30, 2017	% of Non-Agency	December 31, 2016	% of Non-Agency
Prime	676,285	47.5%	889,658	44.6%
Alt-A	412,880	29.1%	447,213	22.4%
Re-REMIC	202,554	14.2%	364,301	18.2%
Subprime/reperforming	128,614	9.2%	294,379	14.8%
Total Non-Agency	1,420,333	100.0%	1,995,551	100.0%

The following table summarizes the credit enhancement provided to our re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of September 30, 2017 and December 31, 2016.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2017	December 31, 2016
0% - 10%	30.6%	17.6%
10% - 20%	3.9%	7.4%
20% - 30%	10.8%	13.5%
30% - 40%	19.4%	15.7%
40% - 50%	13.9%	27.0%
50% - 60%	19.6%	16.1%
60% - 70%	1.8%	2.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 52.8% of our Re-REMIC holdings are not senior tranches.

The components of the carrying value of our MBS and GSE CRT portfolio at September 30, 2017 and December 31, 2016 are presented below.

$ in thousands	September 30, 2017	December 31, 2016
Principal balance	20,935,417	18,275,563
Unamortized premium	532,304	476,314
Unamortized discount	(3,476,833)	(3,933,109)
Gross unrealized gains	383,072	302,099
Gross unrealized losses	(114,408)	(139,536)
Fair value	18,259,552	14,981,331
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2017 and December 31, 2016.

$ in thousands	September 30, 2017	December 31, 2016
Less than one year	126,038	121,076
Greater than one year and less than five years	8,275,481	6,719,923
Greater than or equal to five years	9,858,033	8,140,332
Total	18,259,552	14,981,331

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.
September 30, 2017

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	1,833,557	(32,156)	108	702,899	(16,708)	41	2,536,456	(48,864)	149
30 year fixed-rate	3,169,397	(16,871)	79	513,696	(14,512)	30	3,683,093	(31,383)	109
ARM	85,467	(126)	10	—	—	—	85,467	(126)	10
Hybrid ARM	775,621	(4,867)	75	54,299	(689)	8	829,920	(5,556)	83
Total Agency pass-through(1)	5,864,042	(54,020)	272	1,270,894	(31,909)	79	7,134,936	(85,929)	351
Agency-CMO(2)	145,885	(9,853)	44	18,602	(612)	1	164,487	(10,465)	45
Non-Agency RMBS	134,772	(659)	21	106,614	(1,628)	14	241,386	(2,287)	35
CMBS(3)	823,257	(15,470)	72	19,196	(257)	4	842,453	(15,727)	76
Total	6,967,956	(80,002)	409	1,415,306	(34,406)	98	8,383,262	(114,408)	507

(1)	Amounts disclosed include Agency RMBS with a fair value of $2.7 billion for which the fair value option has been elected. Such securities have unrealized losses of $10.6 million.

(2)	Fair value includes unrealized losses on Agency IO of $8.7 million and unrealized losses on CMO of $1.8 million.

(3)	Amounts disclosed includes CMBS with a fair value of $521.4 million for which the fair value option has been elected. Such securities have unrealized losses of $9.8 million.
December 31, 2016

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,781,777	(66,506)	127	65,964	(1,556)	17	2,847,741	(68,062)	144
30 year fixed-rate	747,719	(15,409)	45	547,763	(18,004)	27	1,295,482	(33,413)	72
ARM	120,540	(326)	9	1,091	(7)	1	121,631	(333)	10
Hybrid ARM	1,356,687	(9,922)	99	252	(4)	2	1,356,939	(9,926)	101
Total Agency pass-through(1)	5,006,723	(92,163)	280	615,070	(19,571)	47	5,621,793	(111,734)	327
Agency-CMO(2)	163,114	(3,812)	28	22,792	(952)	3	185,906	(4,764)	31
Non-Agency RMBS	287,647	(7,861)	42	497,863	(6,671)	36	785,510	(14,532)	78
GSE CRT(3)	—	—	—	35,935	(969)	3	35,935	(969)	3
CMBS(4)	401,016	(6,733)	36	47,219	(804)	6	448,235	(7,537)	42
Total	5,858,500	(110,569)	386	1,218,879	(28,967)	95	7,077,379	(139,536)	481

(1)	Amounts disclosed include Agency RMBS with a fair value of $149.7 million for which the fair value option has been elected. Such securities have unrealized losses of $4.0 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.0 million unrealized losses and unrealized losses on CMO of $1.7 million.

(3)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.

(4)	Amounts disclosed includes CMBS with a fair value of $13.9 million for which the fair value option has been elected. Such securities have unrealized losses of $613,000.
Gross unrealized losses on our Agency RMBS and CMO were $85.9 million and $1.8 million, respectively, at September 30, 2017. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at September 30, 2017, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and CMBS were $26.7 million at September 30, 2017. We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment on a quarterly basis.
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
The following table represents the other-than-temporary impairment losses ("OTTI") included in earnings for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
RMBS interest-only securities	4,959	804	8,835	7,959
Non-Agency RMBS (1)	—	352	754	405
Total	4,959	1,156	9,589	8,364

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
As we have previously elected the fair value option for RMBS interest-only securities, the OTTI was recorded as a reclassification from an unrealized to a realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations. As of September 30, 2017, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the changes in accumulated other comprehensive income (loss) related to our GSE CRT debt host contracts and available-for-sale MBS for the three and nine months ended September 30, 2017 and 2016.  We reclassify unrealized gains and losses from other comprehensive income to gain (loss) on investments, net when we sell our investments.
The table excludes MBS and GSE CRT that are accounted for under the fair value option. As of September 30, 2017, $5.9 billion (December 31, 2016: $427.5 million) or 32.3% (December 31, 2016: 2.9%) of our MBS and GSE CRT are accounted for under the fair value option.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Accumulated other comprehensive income (loss) from MBS and GSE CRT securities:
Unrealized gain (loss) on MBS and GSE CRT at beginning of period	203,724	404,794	146,301	177,799
Unrealized gain (loss) on MBS and GSE CRT	19,089	32,015	75,011	270,591
Reclassification of unrealized (gain) loss on sale of MBS and GSE CRT to gain (loss) on investments, net	7	—	1,508	(11,581)
Balance at the end of period	222,820	436,809	222,820	436,809

The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Gross realized gains on sale of investments	—	144	2,208	14,196
Gross realized losses on sale of investments	(7)	(1,449)	(3,873)	(3,920)
Other-than-temporary impairment losses	(4,959)	(1,156)	(9,589)	(8,364)
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,301)	(5,412)	(1,188)	2,530
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(1,608)	1,181	9,866	1,418
Net unrealized gains and losses on trading securities	2	(463)	25	—
Total gain (loss) on investments, net	(11,873)	(7,155)	(2,551)	5,860
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2017 and 2016. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	99,748	(26,155)	73,593
Non-Agency	17,109	4,846	21,955
GSE CRT	6,021	(597)	5,424
CMBS	33,613	(591)	33,022
Other	144	—	144
Total	156,635	(22,497)	134,138
For the three months ended September 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	88,615	(31,773)	56,842
Non-Agency	22,775	3,509	26,284
GSE CRT	2,268	(765)	1,503
CMBS	29,872	(2,788)	27,084
Other	795	(41)	754
Total	144,325	(31,858)	112,467
For the nine months ended September 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	282,958	(82,508)	200,450
Non-Agency	55,854	12,967	68,821
GSE CRT	16,064	(1,315)	14,749
CMBS	94,795	(5,077)	89,718
Other	300	—	300
Total	449,971	(75,933)	374,038

For the nine months ended September 30, 2016

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	258,826	(84,235)	174,591
Non-Agency	72,751	9,645	82,396
GSE CRT	6,601	(2,307)	4,294
CMBS	93,612	(8,567)	85,045
Other	1,305	(58)	1,247
Total	433,095	(85,522)	347,573
Note 5 – Commercial Loans Held-for-Investment
The following tables summarize commercial loans held-for-investment as of September 30, 2017 and December 31, 2016 that we purchased or originated.
September 30, 2017

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	281,178	(189)	280,989	8.66%	1.2
December 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
Mezzanine loans	10	273,666	(311)	273,355	8.14%	1.6

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of September 30, 2017 and December 31, 2016 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 6 – Other Assets
The following table summarizes our other assets as of September 30, 2017 and December 31, 2016.

$ in thousands	September 30, 2017	December 31, 2016
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	22,684	33,301
Investment in exchange-traded fund	3,982	500
Prepaid expenses and other assets	1,427	1,246
Total	102,343	109,297
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

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following tables summarize certain characteristics of our borrowings at September 30, 2017 and December 31, 2016. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	September 30, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,115,979	1.32%	18
Non-Agency RMBS	1,035,759	2.57%	30
GSE CRT	653,156	2.62%	21
CMBS	1,283,944	2.41%	11
Total Repurchase Agreements	14,088,838	1.57%	19
Secured Loans	1,650,000	1.37%	2,409
Exchangeable Senior Notes (1)	157,822	5.00%	166
Total Borrowings	15,896,660	1.58%	269

$ in thousands	December 31, 2016
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	8,148,220	0.93%	32
Non-Agency RMBS	1,519,859	2.06%	28
GSE CRT	547,872	2.25%	16
CMBS	944,718	1.86%	16
Total Repurchase Agreements	11,160,669	1.23%	30
Secured Loans	1,650,000	0.74%	2,682
Exchangeable Senior Notes (1)	400,000	5.00%	439
Total Borrowings	13,210,669	1.28%	373

(1)
The carrying value of exchangeable senior notes is $157.4 million and $397.0 million as of September 30, 2017 and December 31, 2016, respectively. The carrying value is net of unamortized debt issuance costs of $442,000 and $3.0 million as of September 30, 2017 and December 31, 2016, respectively.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of September 30,
2018	14,246,660
2019	—
2020	300,000
2021	100,000
2022	—
Thereafter	1,250,000
Total	15,896,660

The following tables summarize certain characteristics of our repurchase agreements and secured loans at September 30, 2017 and December 31, 2016.

September 30, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC Securities (USA) Inc.	1,705,135	10.9%	1,784,828
ING Financial Market LLC	1,483,827	9.4%	1,563,206
Pierpont Securities LLC	1,174,212	7.5%	1,232,845
Royal Bank of Canada	1,123,935	7.1%	1,333,277
Industrial and Commercial Bank of China Financial Services LLC	937,325	6.0%	984,973
E D & F Man Capital Markets Inc.	873,302	5.5%	918,538
Citigroup Global Markets Inc.	741,950	4.7%	857,660
Mitsubishi UFJ Securities (USA), Inc.	669,899	4.3%	718,869
Mirae Asset Securities (USA) Inc.	621,277	3.9%	654,518
Scotia Capital	588,985	3.7%	612,734
KGS-Alpha Capital Markets, L.P.	479,557	3.0%	504,176
JP Morgan Securities Inc.	459,574	2.9%	539,827
Societe Generale	389,409	2.5%	503,230
South Street Securities LLC	376,668	2.4%	399,633
BNP Paribas Securities Corp.	357,881	2.3%	396,246
Goldman, Sachs & Co.	339,108	2.2%	436,525
Mizuho Securities USA Inc.	319,623	2.0%	338,960
Guggenheim Liquidity Services, LLC	317,267	2.0%	333,451
Natixis, New York Branch	286,692	1.8%	309,603
Daiwa Capital Markets America Inc	211,027	1.3%	223,281
All other counterparties(2)	632,185	4.1%	796,555
Total Repurchase Agreement Counterparties	14,088,838	89.5%	15,442,935
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,908,440
Total	15,738,838	100.0%	17,351,375

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
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at September 30, 2017.
Our repurchase agreement collateral ratio (MBS and GSE CRTs pledged as collateral/Amount Outstanding) was 110% as of September 30, 2017 (December 31, 2016: 112%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of September 30, 2017, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2017, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.09% and a weighted average maturity of 6.6 years.
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
The following table summarizes retirements of our Notes during the three and nine months ended September 30, 2017.

$ in thousands	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Reacquisition price	62,068	247,454
Par value of Notes retired during the period	(60,933)	(242,178)
Write off of unamortized debt issuance cost associated with Notes retired during the period	209	1,305
Net loss on extinguishment of debt	1,344	6,581
Accrued interest payable on the Notes was approximately $351,000 as of September 30, 2017 (December 31, 2016: $5.9 million).

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps and currency forward contracts as of September 30, 2017 and December 31, 2016. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Cash collateral pledged on bilateral swaps and currency forward contracts is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2017 and December 31, 2016, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	September 30, 2017	December 31, 2016
Repurchase Agreements:
Agency RMBS	11,705,391	8,654,233
Non-Agency RMBS	1,300,164	1,887,550
GSE CRT	847,249	734,212
CMBS	1,590,131	1,168,309
Total repurchase agreements collateral pledged	15,442,935	12,444,304
Secured Loans:
Agency RMBS	598,870	585,504
CMBS	1,309,570	1,346,078
Total secured loans collateral pledged	1,908,440	1,931,582
Interest Rate Swaps and Currency Forward Contracts:
Agency RMBS	46,997	46,312
Cash	1,550	86,450
Total interest rate swaps and currency forward contracts collateral pledged (1)	48,547	132,762
Total:
Mortgage-backed and GSE CRT securities	17,398,372	14,422,198
Cash	1,550	86,450
Total collateral pledged	17,399,922	14,508,648

Collateral Held	September 30, 2017	December 31, 2016
Interest Rate Swaps:
Cash	2,955	1,700
Non-cash collateral	—	536
Total collateral held	2,955	2,236

(1)	Cash collateral pledged on our currency forward contracts was $1.3 million as of September 30, 2017. We did not pledge any collateral on our currency forward contracts as of December 31, 2016.
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
Interest Rate Swaps
Collateral pledged with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by a registered clearing organization the Chicago Mercantile Exchange ("CME") and LCH. Clearnet Limited ("LCH") through a Futures Commission Merchant ("FCM"). Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
We are required to pledge initial margin and daily variation margin for our interest rate swaps that are centrally cleared. FCM determines the fair value of our centrally cleared swaps, including daily variation margin. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of this change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
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

Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2017:

$ in thousands	Notional Amount as of January 1, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2017
Interest Rate Swaps	6,500,000	2,620,000	—	9,120,000
Currency Forward Contracts	62,308	207,468	(200,360)	69,416
Credit Derivatives	569,966	—	(10,533)	559,433
Total	7,132,274	2,827,468	(210,893)	9,748,849
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
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.4 million as a decrease (September 30, 2016: $4.8 million as an decrease) and $19.1 million as a decrease (September 30, 2016: $11.3 million as an increase) to interest expense for the three and nine months ended September 30, 2017, respectively. During the next 12 months, we estimate that $26.3 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2017, $130.3 million (December 31, 2016: $149.1 million) of unrealized gains on discontinued cash flow hedges, net is still included in accumulated other comprehensive income.

As of September 30, 2017, we had the following interest rate swaps outstanding:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
ING Capital Markets LLC		350,000	2/24/2018	0.95%
UBS AG		500,000	5/24/2018	1.10%
ING Capital Markets LLC		400,000	6/5/2018	0.87%
CME Central Clearing		300,000	2/5/2021	2.50%
CME Central Clearing		300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.		200,000	3/15/2021	3.14%
CME Central Clearing		500,000	5/24/2021	2.25%
Citibank, N.A.		200,000	5/25/2021	2.83%
CME Central Clearing		500,000	6/24/2021	2.44%
HSBC Bank USA, National Association		550,000	2/24/2022	2.45%
CME Central Clearing		1,000,000	6/9/2022	2.21%
CME Central Clearing		1,000,000	8/14/2022	1.87%
The Royal Bank of Scotland Plc		500,000	8/15/2023	1.98%
CME Central Clearing		600,000	8/24/2023	2.88%
HSBC Bank USA, National Association		500,000	12/15/2023	2.20%
CME Central Clearing		450,000	1/12/2024	2.10%
CME Central Clearing		450,000	1/25/2024	2.15%
CME Central Clearing		100,000	4/2/2025	2.04%
LCH Central Clearing		220,000	8/29/2027	2.12%
CME Central Clearing	(1)	250,000	5/24/2028	2.78%
CME Central Clearing	(1)	250,000	5/24/2028	2.39%
Total		9,120,000		2.13%

(1)	Forward start date of 5/24/2018
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
As of September 30, 2017 and December 31, 2016, we have no outstanding interest rate swaptions.
Currency Forward Contracts
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2017, we have $49.7 million (December 31, 2016: $49.0 million) of notional amount of forward contracts denominated in Pound Sterling and $19.7 million (December 31, 2016: $13.3 million) of notional amount of forward contracts denominated in Euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the consolidated balance sheets. At September 30, 2017 and December 31, 2016, terms of the GSE CRT embedded derivatives are:

$ in thousands	September 30, 2017	December 31, 2016
Fair value amount	37,999	17,095
Notional amount	559,433	569,966
Maximum potential amount of future undiscounted payments	559,433	569,966
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2017	As of December 31, 2016		As of September 30, 2017	As of December 31, 2016
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	7,394	3,085	Interest Rate Swaps Liability	39,292	133,833
Currency Forward Contracts	—	101	Currency Forward Contracts	1,339	395
As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for a centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of this rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

$ in thousands	Three months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,873	(8,803)	(2,930)

$ in thousands	Three months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,963	25,963	31,926

$ in thousands	Nine months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	17,524	20,904	38,428

$ in thousands	Nine months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(6,017)	18,389	45,192	57,564

The following table summarizes the effect of interest rate swaps, interest rate swaptions and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

$ in thousands	Three months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,126	(17,453)	144	3,817
Currency Forward Contracts	(1,623)	—	(239)	(1,862)
Total	19,503	(17,453)	(95)	1,955

$ in thousands	Three months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(5,090)	(26,388)	65,396	33,918
Currency Forward Contracts	6,437	—	(4,977)	1,460
Total	1,347	(26,388)	60,419	35,378

$ in thousands	Nine months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(1,392)	(60,313)	21,069	(40,636)
Currency Forward Contracts	(4,416)	—	(1,044)	(5,460)
Total	(5,808)	(60,313)	20,025	(46,096)

$ in thousands	Nine months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(80,464)	(150,986)	(300,540)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	8,353	—	(1,341)	7,012
Total	(62,222)	(80,464)	(150,842)	(293,528)
Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $40.0 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have pledged collateral of $47.0 million of Agency RMBS as of September 30, 2017. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts was a net asset as of September 30, 2017.
We were in compliance with all of the financial provisions of these counterparty agreements as of September 30, 2017.
Note 10 – Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements) in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis in the condensed consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for a centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $4.6 million at September 30, 2017 related to centrally cleared interest rate swaps is not included in the table below as a result of this change.
Offsetting of Derivative Assets
As of September 30, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	2,836	—	2,836	—	(2,788)	48
Total	2,836	—	2,836	—	(2,788)	48

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (4)	40,631	—	40,631	(39,292)	(1,260)	79
Repurchase Agreements (3)	14,088,838	—	14,088,838	(14,088,838)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,779,469	—	15,779,469	(15,778,130)	(1,260)	79
Offsetting of Derivative Assets
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (4)	3,186	—	3,186	(1,640)	(1,546)	—
Total	3,186	—	3,186	(1,640)	(1,546)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2016

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (4)	134,228	—	134,228	(45,738)	(85,787)	2,703
Repurchase Agreements (3)	11,160,669	—	11,160,669	(11,160,669)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	12,944,897	—	12,944,897	(12,856,407)	(85,787)	2,703

26

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2017 and December 31, 2016, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.4 billion and $12.4 billion at September 30, 2017 and December 31, 2016, respectively.

(4)
Cash collateral received on our derivatives was $3.0 million and $1.7 million at September 30, 2017 and December 31, 2016, respectively. We did not receive any non-cash collateral on our derivatives at September 30, 2017. Non-cash collateral received on our derivatives was $536,000 at December 31, 2016. Cash collateral pledged by us on our derivatives was $86.5 million at December 31, 2016. As a result of rulebook changes governing central clearing activities effective January 3, 2017, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at September 30, 2017.

(5)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at September 30, 2017 and December 31, 2016, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	18,221,553	37,999	—	18,259,552
Derivative assets	—	7,394	—	—	7,394
Other assets(4)	3,982	—	—	22,684	26,666
Total assets	3,982	18,228,947	37,999	22,684	18,293,612
Liabilities:
Derivative liabilities	—	40,631	—	—	40,631
Total liabilities	—	40,631	—	—	40,631

	December 31, 2016
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1)(2)	—	14,964,236	17,095	—	14,981,331
Derivative assets	—	3,186	—	—	3,186
Other assets(4)	500	—	—	33,301	33,801
Total assets	500	14,967,422	17,095	33,301	15,018,318
Liabilities:
Derivative liabilities	—	134,228	—	—	134,228
Total liabilities	—	134,228	—	—	134,228

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of September 30, 2017, the net embedded derivative asset position of $38.0 million includes $39.4 million of embedded derivatives in an asset position and $1.4 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative asset position of $17.1 million includes $21.0 million of embedded derivatives in an asset position and $3.9 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2017 and December 31, 2016, the weighted average remaining term of investments in unconsolidated ventures is 1.7 and 1.3 years, respectively.

(4)	Includes $4.0 million and $500,000 of investment in an exchange-traded fund as of September 30, 2017 and December 31, 2016, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Beginning balance	46,802	(6,493)	17,095	(25,722)
Sales and settlements	—	—	—	6,017
Total net gains / (losses) included in net income:
Realized gains/(losses), net	—	—	—	(6,017)
Unrealized gains/(losses), net(1)	(8,803)	25,963	20,904	45,192
Ending balance	37,999	19,470	37,999	19,470

(1)
Included in realized and unrealized credit derivative income (loss), net in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, are $8.8 million net unrealized losses and $26.0 million in net unrealized gains attributable to assets still held as of September 30, 2017 and September 30, 2016, respectively. Included in realized and unrealized credit derivative income (loss), net in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, are $20.9 million and $38.6 million in net unrealized gains attributable to assets still held as of September 30, 2017 and September 30, 2016, respectively. During the nine months ended September 30, 2016, we reversed unrealized losses on securities sold during the period of $6.0 million.

The following table summarizes significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	37,999	Market Comparables, Vendor Pricing	Weighted average life	3.0 - 7.2 years	5.1 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2016	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	17,095	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 7.7 years	5.3 years
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	280,989	281,696	273,355	275,319
Other assets	74,250	74,250	74,250	74,250
Total	355,239	355,946	347,605	349,569
Financial Liabilities
Repurchase agreements	14,088,838	14,088,917	11,160,669	11,161,034
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	157,380	159,400	397,041	400,000
Total	15,896,218	15,898,317	13,207,710	13,211,034
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

Note 12 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2017, we reimbursed our Manager $202,000 (September 30, 2016: $177,000) and $589,000 (September 30, 2016: $518,000), respectively, for costs of support personnel that are fully dedicated to our business.
We have invested $60.9 million as of September 30, 2017 (December 31, 2016: $149.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the three and nine months ended September 30, 2017 and three months ended September 30, 2016, we did not pay our Manager any costs related to such transactions. For the nine months ended September 30, 2016, we paid our Manager $692,000 related to such transactions.
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
Expense Reimbursement
We are required to reimburse our Manager for our operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation. We incurred costs of $2.4 million and $2.7 million originally paid for by our Manager for the three months ended September 30, 2017 and 2016, respectively. We incurred costs of $5.2 million and $5.9 million originally paid for by our Manager for the nine months ended September 30, 2017 and 2016, respectively.
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

In August 2017, we completed a public offering of 11,500,000 shares of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") at the price of $25.00 per share. Total proceeds were $287.5 million before issuance costs of $9.4 million. Holders of our Series C Preferred Stock are entitled to receive dividends at an annual rate of 7.50% of the liquidation preference of $25.00 per share or $1.875 per share per annum until September 27, 2027. After September 27, 2027, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.289% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears, commencing with the first dividend payment date on December 27, 2017.
As of July 27, 2017, we have the option to redeem shares of Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of Series B Preferred Stock after December 27, 2024 and shares of Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income. The tables exclude MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended September 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	19,089	—	19,089
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	7	—	7
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,438)	(6,438)
Currency translation adjustments on investment in unconsolidated venture	807	—	—	807
Other comprehensive income/(loss), net	807	19,096	(6,438)	13,465

Balance at beginning of period	(375)	201,158	136,608	337,391
Other comprehensive income/(loss), net	807	19,096	(6,438)	13,465
Other comprehensive income/(loss) attributable to non-controlling interest	(10)	(241)	81	(170)
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—
Balance at end of period	422	220,013	130,251	350,686

	Three Months Ended September 30, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	32,015	—	32,015
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	—	—	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,831)	(4,831)
Currency translation adjustments on investment in unconsolidated venture	(235)	—	—	(235)
Other comprehensive income/(loss), net	(235)	32,015	(4,831)	26,949

Balance at beginning of period	190	394,531	164,233	558,954
Other comprehensive income/(loss), net	(235)	32,015	(4,831)	26,949
Other comprehensive income/(loss) attributable to non-controlling interest	3	(404)	61	(340)
Balance at end of period	(42)	426,142	159,463	585,563

	Nine Months Ended September 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	75,011	—	75,011
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,508	—	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,105)	(19,105)
Currency translation adjustments on investment in unconsolidated venture	331	—	—	331
Other comprehensive income/(loss), net	331	76,519	(19,105)	57,745

Balance at beginning of period	95	144,458	149,115	293,668
Other comprehensive income/(loss), net	331	76,519	(19,105)	57,745
Other comprehensive income/(loss) attributable to non-controlling interest	(4)	(965)	241	(728)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
Balance at end of period	422	220,013	130,251	350,686

	Nine Months Ended September 30, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Other comprehensive income/(loss), net
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	270,591	—	270,591
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(11,581)	—	(11,581)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	11,331	11,331
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Other comprehensive income/(loss), net	(10)	259,010	11,331	270,331

Balance at beginning of period	(32)	170,383	148,273	318,624
Other comprehensive income/(loss), net	(10)	259,010	11,331	270,331
Other comprehensive income/(loss) attributable to non-controlling interest	—	(3,251)	(141)	(3,392)
Balance at end of period	(42)	426,142	159,463	585,563
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
Share Repurchase Program
During the three and nine months ended September 30, 2017 and three months ended September 30, 2016, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of September 30, 2017, we have authority to purchase 18,239,082 additional shares of our common stock under our share repurchase program. The share repurchase program has no stated expiration date.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of September 30, 2017, 800,128 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $129,000 (September 30, 2016: $85,000) and approximately $326,000 (September 30, 2016: $255,000) related to our independent directors for the three and nine months ended September 30, 2017, respectively. During the three months ended September 30, 2017 and 2016, we issued 6,650 shares and 5,448 shares of common stock, respectively, pursuant to the Incentive Plan to our independent directors. During the nine months ended September 30, 2017 and 2016, we issued 17,398 shares and 19,356 shares of common stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $33,000 (September 30, 2016: $75,000) and $99,000 (September 30, 2016: $170,000) for the three and nine months ended September 30, 2017, respectively, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At September 30, 2017 there was approximately $263,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 17 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35	18,807	$14.37
Shares granted during the period	—	—	8,115	15.55
Shares vested during the period	—	—	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
Dividends
On September 14, 2017, we declared the following dividends:

•	a dividend of $0.41 per share of common stock to be paid on October 26, 2017 to stockholders of record as of the close of business on September 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 25, 2017 to stockholders of record as of the close of business on October 1, 2017;

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 27, 2017 to stockholders of record as of the close of business on December 5, 2017; and

•	a dividend of $0.6823 per share of Series C Preferred Stock to be paid on December 27, 2017 to stockholders of record as of the close of business on December 5, 2017.

Note 14 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2017 and 2016 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2017	2016	2017	2016
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	49,127	129,219	183,091	(38,558)
Effect of dilutive securities:
Income allocated to exchangeable senior notes	2,724	5,620	11,236	—
Income (loss) allocated to non-controlling interest	800	1,723	2,656	(235)
Dilutive net income (loss) available to stockholders	52,651	136,562	196,983	(38,793)
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,614	111,587	111,607	112,101
Effect of dilutive securities:
Restricted stock awards	20	46	20	—
Non-controlling interest OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	8,166	16,835	11,226	—
Dilutive Shares	121,225	129,893	124,278	113,526
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.44	1.16	1.64	(0.34)
Diluted	0.43	1.05	1.59	(0.34)
The following potential common shares were excluded from diluted earnings per share for the nine months ended September 30, 2016 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes and 44,785 for restricted stock awards.
Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock ("Share" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership. During the third quarter of 2017, we recorded a cumulative out-of-period adjustment to rebalance equity in our Operating Partnership. The effect of the entry was to increase additional paid-in capital by $3.6 million and decrease non-controlling interest by $3.6 million. The adjustment did not have any impact on our consolidated statement of operations.
Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Net income (loss) allocated	800	1,723	2,656	(235)
Distributions paid	570	570	1,710	1,710
As of September 30, 2017 and December 31, 2016, distributions payable to the non-controlling interest were approximately $584,000 and $570,000 respectively.

Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2017 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2017 and December 31, 2016, our undrawn capital and purchase commitments were $12.9 million and $15.5 million, respectively.
As discussed in Note 5 - "Commercial Loans Held-for-Investment", we purchase and originate commercial loans. As of September 30, 2017 and December 31, 2016, we have unfunded commitments on commercial loans held-for-investment of $5.8 million and $9.7 million, respectively.
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
Capital Activities
In August 2017, we completed a public offering of 11,500,000 shares of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") at the price of $25.00 per share. Total proceeds were $287.5 million before issuance costs of $9.4 million.
On September 14, 2017, we declared the following dividends:

•	a dividend of $0.41 per share of common stock to be paid on October 26, 2017 to stockholders of record as of the close of business on September 27, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 25, 2017 to stockholders of record as of the close of business on October 1, 2017;

•	a dividend of $0.4844 per share of Series B Preferred Stock to be paid on December 27, 2017 to stockholders of record as of the close of business on December 5, 2017; and

•	a dividend of $0.6823 per share of Series C Preferred Stock to be paid on December 27, 2017 to stockholders of record as of the close of business on December 5, 2017.
The first dividend on the Series C Preferred Stock covers the period from the date of issuance, August 16, 2017, to but not including the dividend payment date, December 27, 2017, of $0.6823 per share. Future dividends will be paid quarterly in arrears on the 27th day of March, June, September and December at the rate of $0.4688 per share or $1.875 per annum per share through but not including September 27, 2027.
During the nine months ended September 30, 2017, we did not repurchase any shares of our common stock.
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
Financial markets continued to benefit from decreasing levels of volatility during the third quarter, as equity markets rallied and credit was generally tighter. Investor sentiment remained strong, even as uncertainty around the President's political agenda and potential geopolitical events continue unabated. U.S. equity markets were higher across the board, with the total returns on the S&P 500 (+4.5%), the Dow Jones Industrial Average (+5.6%) and the NASDAQ (+6.1%) all positive since the beginning of the quarter. Equity volatility was sharply lower, with the Chicago Board options Exchange SPX Volatility Index down 14.9% during the third quarter. Commodity prices rebounded during the quarter, as the CRB Commodity Price Index was up 4.8% and WTI Crude Oil was up 10.5%. While the Federal Reserve’s Open Market Committee did not raise the federal funds target rate during the quarter, they did announce that they will begin reducing their holdings of U.S. Treasuries and Agency mortgage-backed securities by reducing the amount of maturities and paydowns that will be reinvested. The details of the balance sheet reduction were broadly anticipated by the market and did not cause any material impact. As we head into the fourth quarter of 2017, investor concerns are largely unchanged. These concerns include increased geopolitical tensions in the

Middle East and on the Korean peninsula, the ongoing Brexit negotiations, as well as concerns about the ability of the U.S. administration to enact meaningful health care, tax and/or regulatory reform.
The consensus of economists’ forecast for growth in U.S. domestic economic activity stands at 2.2% for 2017, and the Federal Reserve Bank of Atlanta’s GDPNow forecast for 2017 GDP growth is 2.3%. The consensus for the 2017 core personal consumption expenditures deflator is 1.5%, up slightly from 1.4% during the quarter, still well below the 2% target communicated by the U.S. Federal Reserve. Monthly increases in payroll employment averaged 91,000 jobs per month for the third quarter of 2017, down significantly from the average of 187,000 over the course of the second quarter, although the third quarter numbers were materially impacted by the effects of the multiple hurricanes that hit the U.S. during the quarter. Sentiment indicators, including the University of Michigan Consumer Sentiment Index and the Institute for Supply Management Manufacturing PMI both remained at or near multi-year highs. This continues to be in sharp contrast to most of the economic indicators (retail sales, employment, wage growth) that have been generally softer. This divergence in sentiment versus actual data is one of the largest uncertainties facing investors for the balance of 2017.
U.S. interest rates were slightly higher over the quarter, with shorter maturity Treasury rates increasing more than longer maturity Treasury rates. During the third quarter, the yield on the 2 year Treasury note was 9 basis points higher, ending at 1.48%, while the yield on the 10 year Treasury note increased by 3 basis points, ending the quarter at 2.33%. Three month LIBOR increased 3 basis points to 1.33%, and swap spreads were mixed during the quarter, with the 2 year spread ending the quarter 2 basis points wider, while the 5 year swap spread was flat and the 10 year swap spread ended the quarter 2 basis points tighter. Despite the Federal Reserve’s announcement that they will begin tapering their investments in Agency RMBS in October, mortgages performed well during the quarter, with 15 and 30 year fixed rate Agency RMBS, as well as Hybrid ARMs delivering positive excess return versus Treasury notes. Prepayment speeds picked up modestly during the quarter, but we expect speeds to moderate as housing activity tends to decrease as we move into the fall and winter months. Credit spreads were mixed across the securitized space, with CMBS bonds rated single-A issued in 2012 and 2013 3 basis points tighter and 6 basis points tighter, respectively. Spreads on non-investment grade rated Credit Risk Transfer bonds issued in 2014 and 2015 were approximately 25 basis points wider during the quarter, as investors assessed the impacts of hurricanes Harvey and Irma.
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
Investment Activities
The table below shows the allocation of our equity as of September 30, 2017, December 31, 2016 and September 30, 2016:

	As of
$ in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Agency RMBS	41%	41%	44%
Commercial Credit (1)	38%	32%	31%
Residential Credit (2)	21%	27%	25%
Total	100%	100%	100%

(1)	CMBS, commercial loans and investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.

The table below shows the breakdown of our investment portfolio as of September 30, 2017, December 31, 2016 and September 30, 2016:

	As of
$ in thousands	September 30, 2017	December 31, 2016	September 30, 2016
Agency RMBS:
30 year fixed-rate, at fair value	7,386,544	2,981,717	3,635,565
15 year fixed-rate, at fair value	3,134,880	3,557,928	3,637,952
Hybrid ARM, at fair value	1,819,513	2,474,301	2,684,108
ARM, at fair value	254,766	307,873	331,953
Agency CMO, at fair value	274,139	344,041	364,036
Non-Agency RMBS, at fair value	1,420,333	1,995,551	2,109,115
GSE CRT, at fair value	860,580	768,200	643,058
CMBS, at fair value	3,108,797	2,551,720	2,668,290
Commercial loans, at amortized cost	280,989	273,355	273,291
Investments in unconsolidated ventures	22,684	33,301	32,763
Total Investment portfolio	18,563,225	15,287,987	16,380,131
During the nine months ended September 30, 2017, we purchased $4.9 billion of 30 year fixed-rate Agency RMBS and $665.1 million of CMBS. We funded our purchases through a modest increase in leverage, reinvestment of cash flows from principal repayments and sales of securities, and proceeds from Series C Preferred Stock. We increased our holdings of 30 year fixed-rate Agency RMBS as the return on equity profile for these securities remained attractive. As of September 30, 2017 our holdings of 30 year fixed-rate Agency RMBS represent approximately 40% of our total investment portfolio versus 20% of our total investment portfolio as of December 31, 2016 and 22% as of September 30, 2016. We have also increased our allocation to CMBS by $665.1 million during the nine months ended September 30, 2017 based on our view that these assets should continue to benefit from property price appreciation, limited supply and relatively lower market volatility. Available returns in non-Agency RMBS have declined relative to Agency RMBS and CMBS as a result of credit spread tightening, limiting our reinvestment in the sector.
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
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. We modestly increased our allocation to GSE CRT during the nine months ended September 30, 2017 based on the sector's limited duration profile, positive underlying fundamentals and attractive relative value.
Our CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply. Third quarter CMBS issuance volume finished higher than the prior two quarters of 2017 as the market appears to have adjusted to Dodd-Frank imposed risk retention rules. As of September 30, 2017, private-label and agency CMBS issuances both exceeded $60 billion.

As of September 30, 2017, our commercial real estate loan portfolio includes ten mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 2% of our total investment portfolio and has a weighted average maturity of 1.2 years. Our largely floating rate commercial real estate loan portfolio continues to benefit from favorable fundamentals and increasing LIBOR. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We determined that no provision for loan losses for our commercial loans was required as of September 30, 2017.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of September 30, 2017 as a percentage of the fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Prime	0.6%	1.8%	5.2%	4.6%	9.6%	2.6%	—%	—%	—%	—%	11.1%	9.7%	2.0%	0.3%	—%	47.5%
Alt-A	—%	0.9%	9.4%	8.5%	10.3%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	29.1%
Re-REMIC(1)	—%	—%	—%	—%	0.6%	—%	0.6%	5.0%	4.6%	2.3%	1.1%	—%	—%	—%	—%	14.2%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	3.6%	2.6%	2.7%	—%	—%	9.2%
Total Non-Agency	0.6%	2.7%	14.6%	13.1%	20.8%	2.6%	0.6%	5.0%	4.6%	2.3%	15.8%	12.3%	4.7%	0.3%	—%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.2%	36.1%	7.8%	21.5%	3.4%	100.0%
CMBS	—%	—%	—%	—%	—%	—%	—%	3.9%	20.0%	12.7%	15.7%	34.5%	4.2%	2.0%	7.0%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 9.2% for 2005, 10.4% for 2006, and 80.4% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of September 30, 2017:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	42.8%	California	19.0%	California	14.5%
New York	8.5%	Texas	6.1%	New York	14.3%
Florida	6.5%	New York	4.4%	Texas	9.8%
New Jersey	3.8%	Florida	4.3%	Florida	6.2%
Virginia	3.5%	Virginia	4.3%	Pennsylvania	4.2%
Maryland	3.3%	Illinois	3.8%	Illinois	4.2%
Massachusetts	2.8%	Massachusetts	3.4%	New Jersey	3.4%
Illinois	2.7%	Washington	3.4%	Ohio	3.0%
Washington	2.2%	New Jersey	3.3%	Michigan	2.9%
Arizona	2.0%	Colorado	3.1%	Virginia	2.8%
Other	21.9%	Other	44.9%	Other	34.7%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, non-Agency RMBS, GSE CRTs and CMBS. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2017, we had entered into repurchase agreements totaling $14.1 billion (December 31, 2016: $11.2 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the FHLBI. As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of September 30, 2017, IAS Services had $1.65 billion in outstanding secured loans. For the nine months ended September 30, 2017, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.09% and a weighted average maturity of 6.6 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
December 31, 2016	12,810,669	13,215,697	13,626,829
March 31, 2017	13,939,899	13,901,254	14,086,600
June 30, 2017	13,768,948	13,716,749	13,768,948
September 30, 2017	15,738,838	15,010,514	15,738,838
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. The following table summarizes retirements of our Notes during the three and nine months ended September 30, 2017. We partially retired our Notes in anticipation of the upcoming scheduled maturity of our Notes in March 2018.

$ in thousands	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Reacquisition price	62,068	247,454
Par value of Notes retired during the period	(60,933)	(242,178)
Write off of unamortized debt issuance cost associated with Notes retired during the period	209	1,305
Net loss on extinguishment of debt	1,344	6,581
We have also committed to invest up to $122.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2017, $109.2 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $12.9 million in additional capital to fund future investments and cover future expenses should they occur.
We record a liability for mortgage-backed and credit risk transfer securities purchased, for which settlement has not taken place, as an investment related payable. As of September 30, 2017 and December 31, 2016, we had investment related payables of $122.9 million, and $9.2 million, respectively. Our liability balance fluctuates based on our volume of unsettled trades.
We record a receivable for mortgage-backed and credit risk transfer securities sold for which settlement has not taken place as an investment related receivable. As of September 30, 2017 and December 31, 2016, we had investment related receivables of $20.9 million and $43.9 million, respectively. Our receivable balance fluctuates based on our volume of unsettled trades.
Hedging Instruments.
As of September 30, 2017, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month or three-month LIBOR and effectively fix the floating interest rates on $9.1 billion (December 31, 2016: $6.5 billion) of borrowings. During the nine months ended September 30, 2017, we moderately increased our leverage to fund the purchase of MBS and GSE CRT securities and entered into swaps with a notional amount of $2.6 billion to hedge the interest rates on the associated repurchase agreement debt. We have two types of interest rate swap arrangements: bilateral interest rate swaps and centrally cleared interest rate swaps. We are required to pledge collateral on our interest rate swaps. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of this change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Due in part to this rule change, the fair value of our derivative liabilities decreased from $134.2 million as of December 31, 2016 to $40.6 million as of September 30, 2017 and our derivative assets increased from $3.2 million as of December 31, 2016 to $7.4 million as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, we have no outstanding interest rate swaptions. During the nine months ended September 30, 2016, interest rate swaptions expired unexercised with a notional amount of approximately $300.0 million, and we realized a loss of $1.5 million on these contracts. We have historically purchased interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio. The change in the notional amount of swaptions held was due to our views on the potential for change in volatility.
As of September 30, 2017, we held $69.4 million (December 31, 2016: $62.3 million) in notional amount of currency forward contracts. During the nine months ended September 30, 2017, we settled currency forward contracts of $200.4 million (September 30, 2016: $240.3 million) in notional amount and realized a net loss of $4.4 million (September 30, 2016: $8.4 million net gain). As of September 30, 2017, we have $49.7 million (December 31, 2016: $49.0 million) of notional amount of forward contracts denominated in Pound Sterling and $19.7 million (December 31, 2016: $13.3 million) of notional amount of forward contracts denominated in Euro. We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Share
We calculate book value per share as follows:

	As of
In thousands except per share amounts	September 30, 2017	December 31, 2016
Numerator (adjusted equity):
Total equity	2,655,394	2,270,184
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	—
Total adjusted equity	2,072,894	1,975,184

Denominator (number of shares - diluted):
Common stock outstanding	111,617	111,595
Non-controlling interest OP units	1,425	1,425
Number of shares - diluted	113,042	113,020

Book value per diluted common share	18.34	17.48
Our book value per diluted common share rose 4.9% as of September 30, 2017 compared to December 31, 2016 primarily due to broad spread tightening resulting in higher valuations of our mortgage-backed and credit risk transfer securities portfolio. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted. We expect that this new guidance will impact the presentation of certain cash payments and receipts among the operating, investing and financing sections of our consolidated statements of cash flows primarily related to distributions from investments in unconsolidated ventures and basis recovered on certain investment securities.
In August 2017, the FASB issued guidance to improve accounting for hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. We are required to adopt the new guidance in the first quarter of 2019. We have determined that this new guidance is not expected to have an impact on our consolidated financial statements because we have elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	134,138	112,467	374,038	347,573
Commercial loans	6,251	5,680	18,036	16,520
Total interest income	140,389	118,147	392,074	364,093
Interest Expense
Repurchase agreements	45,907	24,892	111,926	97,952
Secured loans	5,544	2,746	13,492	8,149
Exchangeable senior notes	2,724	5,620	11,236	16,847
Total interest expense	54,175	33,258	136,654	122,948
Net interest income	86,214	84,889	255,420	241,145
Other Income (loss)
Gain (loss) on investments, net	(11,873)	(7,155)	(2,551)	5,860
Equity in earnings (losses) of unconsolidated ventures	408	729	(1,280)	1,992
Gain (loss) on derivative instruments, net	1,955	35,378	(46,096)	(293,528)
Realized and unrealized credit derivative income (loss), net	(2,930)	31,926	38,428	57,564
Net loss on extinguishment of debt	(1,344)	—	(6,581)	—
Other investment income (loss), net	2,313	(554)	6,175	(3,617)
Total other income (loss)	(11,471)	60,324	(11,905)	(231,729)
Expenses
Management fee – related party	9,557	6,719	27,385	25,292
General and administrative	1,697	1,836	5,389	5,769
Total expenses	11,254	8,555	32,774	31,061
Net income (loss)	63,489	136,658	210,741	(21,645)
Net income (loss) attributable to non-controlling interest	800	1,723	2,656	(235)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	62,689	134,935	208,085	(21,410)
Dividends to preferred stockholders	13,562	5,716	24,994	17,148
Net income (loss) attributable to common stockholders	49,127	129,219	183,091	(38,558)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.44	1.16	1.64	(0.34)
Diluted	0.43	1.05	1.59	(0.34)
Dividends declared per common share	0.41	0.40	1.21	1.20
Weighted average number of shares of common stock:
Basic	111,613,804	111,586,633	111,606,784	112,101,369
Diluted	121,225,215	129,893,354	124,278,215	113,526,369

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Average Balances(1):
Agency RMBS:
15 year fixed-rate, at amortized cost	3,223,684	3,409,739	3,370,401	2,409,219
30 year fixed-rate, at amortized cost	6,486,613	3,613,116	5,274,103	3,784,762
ARM, at amortized cost	258,304	332,801	275,010	368,409
Hybrid ARM, at amortized cost	1,847,709	2,703,529	2,043,497	2,893,860
Agency - CMO, at amortized cost	287,364	362,825	308,159	383,995
Non-Agency RMBS, at amortized cost	1,339,639	2,079,681	1,537,013	2,243,941
GSE CRT, at amortized cost	790,886	612,531	784,301	641,445
CMBS, at amortized cost	2,920,587	2,532,667	2,721,306	2,610,204
U.S. Treasury securities, at amortized cost	—	169,041	—	60,610
Commercial loans, at amortized cost	279,840	272,614	277,642	263,532
Average earning assets	17,434,626	16,088,544	16,591,432	15,659,977
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	1.95%	1.86%	1.99%	1.97%
30 year fixed-rate	2.73%	2.55%	2.73%	2.76%
ARM	2.35%	2.18%	2.31%	2.31%
Hybrid ARM	2.19%	2.06%	2.26%	2.15%
Agency - CMO	2.71%	2.42%	1.16%	2.60%
Non-Agency RMBS	6.56%	5.06%	5.97%	4.90%
GSE CRT (3)	2.74%	0.98%	2.51%	0.89%
CMBS	4.52%	4.28%	4.40%	4.34%
U.S. Treasury securities	—%	1.09%	—%	1.15%
Commercial loans	8.86%	8.27%	8.69%	8.35%
Average earning asset yields	3.22%	2.94%	3.15%	3.10%

(1)	Average amounts for each period are based on weighted month-end balances.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $17.4 billion for the three months ended September 30, 2017 (September 30, 2016: $16.1 billion). We had average earning assets of approximately $16.6 billion for the nine months ended September 30, 2017 (September 30, 2016: $15.7 billion). During the three months ended September 30, 2017, we issued $287.5 million of Series C Preferred Stock. We primarily invested proceeds from Series C Preferred Stock in 30 year fixed-rate Agency RMBS and CMBS.

We earned interest income of $140.4 million (September 30, 2016: $118.1 million) and $392.1 million (September 30, 2016: $364.1 million) for the three and nine months ended September 30, 2017, respectively. Our interest income includes coupon interest and net premium amortization/discount accretion on MBS and GSE CRTs as well as interest income on commercial loans as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Interest Income
MBS and GSE CRT - coupon interest	156,635	144,325	449,971	433,095
MBS and GSE CRT - net (premium amortization)/discount accretion	(22,497)	(31,858)	(75,933)	(85,522)
MBS and GSE CRT - interest income	134,138	112,467	374,038	347,573
Commercial loans	6,251	5,680	18,036	16,520
Total interest income	140,389	118,147	392,074	364,093
Interest income increased $22.2 million (19%) and $28.0 million (8%) during the three and nine months ended September 30, 2017 compared to 2016, respectively, primarily due to higher average earning assets. Lower net premium amortization also contributed to higher interest income during the three and nine months ended September 30, 2017. Interest income on our floating rate commercial real estate loans increased during the three and nine months ended September 30, 2017 primarily due to increasing LIBOR.
Our average earning asset yields increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS and higher index rates on floating and adjustable rate non-Agency RMBS securities. As of September 30, 2017, approximately 59% of our non-Agency RMBS are variable or floating rate securities.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The tables below provide the three month constant prepayment rate for our RMBS and GSE CRTs as of September 30, June 30, March 31, 2017 and 2016.

	2017
	September 30	June 30	March 31
15 year fixed-rate Agency RMBS	10.2	9.5	8.1
30 year fixed-rate Agency RMBS	9.3	9.2	10.8
ARM/ Hybrid ARM Agency RMBS	18.6	16.3	15.7
Non-Agency RMBS	15.3	12.6	13.3
GSE CRT	12.4	9.7	13.1
Weighted average CPR	12.2	11.2	11.7

	2016
	September 30	June 30	March 31
15 year fixed-rate Agency RMBS	9.5	10.4	10.2
30 year fixed-rate Agency RMBS	16.2	13.7	10.8
ARM/ Hybrid ARM Agency RMBS	21.7	18.4	12.5
Non-Agency RMBS	16.5	15.2	11.1
GSE CRT	17.9	14.0	9.2
Weighted average CPR	16.1	14.9	11.2

We recognized $22.5 million and $31.9 million of net premium amortization during the three months ended September 30, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio. We recognized $75.9 million and $85.5 million of net premium amortization during the nine months ended September 30, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio. Net premium amortization decreased over the same period in 2016 due to slower prepayment speeds in the three and nine months ended September 30, 2017.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Interest Expense
Interest expense on repurchase agreement borrowings	52,345	29,723	131,031	86,621
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,438)	(4,831)	(19,105)	11,331
Repurchase agreements interest expense	45,907	24,892	111,926	97,952
Secured loans	5,544	2,746	13,492	8,149
Exchangeable senior notes	2,724	5,620	11,236	16,847
Total interest expense	54,175	33,258	136,654	122,948
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
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.4 million and $19.1 million, respectively, during the three and nine months ended September 30, 2017. Amortization of net deferred losses on de-designated interest rate swaps decreased our total interest expense by $4.8 million during the three months ended September 30, 2016 and increased our total interest expense by $11.3 million, during the nine months ended September 30, 2016. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $26.3 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and nine months ended September 30, 2017, interest expense for our secured loans increased compared to the same periods in 2016 primarily due to higher borrowing rates as a result of the December 2016, March 2017 and June 2017 increases in the federal funds interest rate. For the nine months ended September 30, 2017, IAS Services LLC had a weighted average borrowing rate of 1.09% as compared to 0.66% for the nine months ended September 30, 2016.
During the three and nine months ended September 30, 2017, interest expense on our exchangeable senior notes ("Notes") decreased compared to the same periods in 2016 because we retired Notes with a par value of $60.9 million and $242.2 million, respectively. Our remaining Notes mature in March 2018.
Our total interest expense during the three months ended September 30, 2017 increased $20.9 million from the same period in 2016 primarily due to a $22.6 million increase in interest expense on repurchase agreements borrowings due to higher borrowing rates and average borrowings in the 2017 period. We increased our borrowings in the 2017 period to finance the purchase of additional Agency RMBS and CMBS securities following our August 2017 offering of preferred stock.
Our total interest expense during the nine months ended September 30, 2017 increased $13.7 million from the same period in 2016 primarily due to a $44.4 million increase in interest expense on repurchase agreements due to higher average borrowings and borrowing rates in the 2017 period that was partially offset by a $30.4 million decrease in amortization of net deferred (gain) loss on de-designated interest rate swaps discussed above.

The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Average Borrowings(1):
Agency RMBS (2)	10,919,243	9,334,305	10,105,277	8,823,633
Non-Agency RMBS	1,062,528	1,681,136	1,208,702	1,812,516
GSE CRT	661,095	428,798	639,234	451,024
CMBS (2)	2,367,648	2,213,541	2,260,356	2,187,871
U.S. Treasury securities	—	168,689	—	73,310
Exchangeable senior notes	185,930	396,213	256,261	395,599
Total average borrowings	15,196,444	14,222,682	14,469,830	13,743,953
Maximum borrowings during the period (3)	15,896,218	14,381,178	15,896,218	14,381,178
Average Cost of Funds (4):
Agency RMBS (2)	1.28%	0.67%	1.09%	0.66%
Non-Agency RMBS	2.67%	1.94%	2.42%	1.86%
GSE CRT	2.69%	2.16%	2.50%	2.14%
CMBS (2)	1.91%	1.14%	1.63%	1.13%
U.S. Treasury securities	—%	0.26%	—%	0.25%
Exchangeable senior notes	5.86%	5.67%	5.85%	5.68%
Cost of funds	1.43%	0.94%	1.26%	1.19%
Effective cost of funds (non-GAAP measure) (5)	2.06%	1.82%	2.00%	1.86%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures"
As discussed above, total average borrowings increased in the three and nine months ended September 30, 2017 versus 2016 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	134,138	112,467	374,038	347,573
Commercial loans	6,251	5,680	18,036	16,520
Total interest income	140,389	118,147	392,074	364,093
Interest Expense
Interest expense on repurchase agreement borrowings	52,345	29,723	131,031	86,621
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,438)	(4,831)	(19,105)	11,331
Repurchase agreements interest expense	45,907	24,892	111,926	97,952
Secured loans	5,544	2,746	13,492	8,149
Exchangeable senior notes	2,724	5,620	11,236	16,847
Total interest expense	54,175	33,258	136,654	122,948
Net interest income	86,214	84,889	255,420	241,145
Net interest rate margin	1.79%	2.00%	1.89%	1.91%
Our net interest income, which equals interest income less interest expense, totaled $86.2 million (September 30, 2016: $84.9 million) and $255.4 million (September 30, 2016: $241.1 million) for the three and nine months ended September 30, 2017, respectively. Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.79% (September 30, 2016: 2.00%) and 1.89% (September 30, 2016: 1.91%) for the three and nine months ended September 30, 2017, respectively.
The increase in net interest income for the three and nine months ended September 30, 2017 was primarily driven by interest income on higher average earning assets that exceeded the increase in interest expense driven by higher average borrowings and borrowing rates. In addition, amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $19.1 million during the nine months ended September 30, 2017 whereas amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $11.3 million, during the nine months ended September 30, 2016. Excluding the impact of amortization of net deferred gain (loss) on de-designated interest rate swaps, our net interest rate margin declined in the three and nine months ended September 30, 2017 primarily due to a decline in net interest rate margin on Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Realized gains and losses on sale of investments	(7)	(1,305)	(1,665)	10,276
Other-than-temporary impairment losses	(4,959)	(1,156)	(9,589)	(8,364)
Net unrealized gains and losses on MBS accounted for under the fair value option	(5,301)	(5,412)	(1,188)	2,530
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(1,608)	1,181	9,866	1,418
Net unrealized gains and losses on trading securities	2	(463)	25	—
Total gain (loss) on investments, net	(11,873)	(7,155)	(2,551)	5,860
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
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of September 30, 2017, $5.9 billion (December 31, 2016: $427.5 million) or 32.3% (December 31, 2016: 2.9%) of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended September 30, 2017, we recorded equity in earnings of unconsolidated ventures of $408,000 (September 30, 2016: equity in earnings of $729,000). For the nine months ended September 30, 2017, we recorded equity in losses of unconsolidated ventures of $1.3 million (September 30, 2016: equity in earnings of $2.0 million). Our equity in earnings for the three months ended September 30, 2017 was lower than the same period in September 30, 2016 primarily due to lower realized gains which were partially offset by lower unrealized losses on portfolio investments. We recorded equity in losses for the nine months ended September 30, 2017 compared to equity in earnings for the nine months ended September 30, 2016 because higher realized gains in the 2017 period were offset by higher unrealized losses on portfolio investments.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,126	(17,453)	144	3,817
Currency Forward Contracts	(1,623)	—	(239)	(1,862)
Total	19,503	(17,453)	(95)	1,955

$ in thousands	Three months ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(5,090)	(26,388)	65,396	33,918
Currency Forward Contracts	6,437	—	(4,977)	1,460
Total	1,347	(26,388)	60,419	35,378

$ in thousands	Nine Months Ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(1,392)	(60,313)	21,069	(40,636)
Currency Forward Contracts	(4,416)	—	(1,044)	(5,460)
Total	(5,808)	(60,313)	20,025	(46,096)

$ in thousands	Nine Months Ended September 30, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(80,464)	(150,986)	(300,540)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	8,353	—	(1,341)	7,012
Total	(62,222)	(80,464)	(150,842)	(293,528)
As of September 30, 2017 and December 31, 2016, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of September 30, 2017				As of December 31, 2016
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	8,620,000	2.11%	1.27%	4.4	6,500,000	2.14%	0.79%	4.6

(1)	Excludes $500.0 million of notional amount for an interest rate swap with a forward start date of 5/24/2018.
During the nine months ended September 30, 2017, we entered into swaps with a notional amount of $2.6 billion.
During the nine months ended September 30, 2016, we sold assets to facilitate stock repurchases. We terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations in 2016 and higher LIBOR, our contractual net interest expense for the three months ended September 30, 2017 decreased to $17.5 million (three months ended September 30, 2016: $26.4 million) and nine months ended September 30, 2017 decreased to $60.3 million (nine months ended September 30, 2016: $80.5 million).

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
GSE CRT embedded derivative coupon interest	5,873	5,963	17,524	18,389
Gain (loss) on settlement of GSE CRT embedded derivatives	—	—	—	(6,017)
Change in fair value of GSE CRT embedded derivatives	(8,803)	25,963	20,904	45,192
Total	(2,930)	31,926	38,428	57,564
In the three months ended September 30, 2017, we recorded a $34.9 million decrease in realized and unrealized credit derivative income (loss), net compared to the same period in 2016 primarily resulting from credit spreads widening in the three months ended September 30, 2017.
In the nine months ended September 30, 2017, we recorded a $19.1 million decrease in realized and unrealized credit derivative income (loss), net compared to the same period in 2016. In addition, we sold GSE CRT securities in the nine months ended September 30, 2016 and realized losses of $6.0 million. The decrease in realized and unrealized credit derivative income (loss), net in the nine months ended September 30, 2017 versus 2016 was because credit spreads tightened more in the nine months ended September 30, 2016 compared to the same period in 2017.
Net Loss on Extinguishment of Debt
The following table summarizes retirements of our Notes during the three and nine months ended September 30, 2017.

$ in thousands	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Reacquisition price	62,068	247,454
Less: Par value of Notes retired during the period	(60,933)	(242,178)
Add: Write off of unamortized debt issuance cost associated with Notes retired during the period	209	1,305
Net loss on extinguishment of debt	1,344	6,581

Other Investment Income (Loss), net
Other investment income (loss), net consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Dividend income	809	786	2,427	2,390
Gain (loss) on foreign currency transactions, net	1,504	(1,340)	3,748	(6,007)
Total	2,313	(554)	6,175	(3,617)
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three and nine months ended September 30, 2017 and 2016 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations.

Expenses
For the three months ended September 30, 2017, we incurred management fees of $9.6 million (September 30, 2016: $6.7 million) and $27.4 million (September 30, 2016: $25.3 million) for the nine months ended September 30, 2017, which are payable to our Manager under our management agreement. Management fees increased for the three and nine months ended September 30, 2017 compared to the same period in 2016 primarily because we recorded a cumulative one-time adjustment of $2.3 million during the three months ended September 30, 2016 related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality. Management fees also increased for the three months ended September 30, 2017 because the Company issued preferred stock in August 2017. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the three months ended September 30, 2017, our general and administrative expenses not covered under our management agreement amounted to $1.7 million (September 30, 2016: $1.8 million) and $5.4 million (September 30, 2016: $5.8 million) for the nine months ended September 30, 2017. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the three and nine months ended September 30, 2017 versus 2016 primarily due to costs associated with repositioning our hedging portfolio purchasing new commercial loan investments in the 2016 period.
Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2017, our net income attributable to common stockholders was $49.1 million (September 30, 2016: $129.2 million) or $0.44 basic and $0.43 diluted net income per average share available to common stockholders (September 30, 2016: $1.16 basic and $1.05 diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on derivative instruments of $2.0 million in the 2017 period versus net gains on derivative instruments of $35.4 million in the 2016 period, (ii) net credit derivative loss of $2.9 million in the 2017 period versus net credit derivative income of $31.9 million in the 2016 period and (iii) dividends to preferred stockholders of $13.6 million in the 2017 period versus $5.7 million in the 2016 period. Dividends to preferred stockholders for the three months ended September 30, 2017 increased compared to 2016 due to the Company's declaration of its first dividend on Series C Preferred Stock for the period from the date of issuance, August 16, 2017, to but not including the dividend payment date, December 27, 2017. For further information on the changes in net gains on derivative instruments, realized and unrealized credit derivative income (loss), net and preferred dividends in the 2017 period versus 2016 period, see preceding discussion under "Gain (Loss) on Derivative Instruments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Capital Activities."
For the nine months ended September 30, 2017 our net income attributable to common stockholders was $183.1 million (September 30, 2016: $38.6 million net loss) or $1.64 basic and $1.59 diluted net income per average share available to common stockholders (September 30, 2016: $0.34 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on derivative instruments of $46.1 million in the 2017 period versus net losses on derivative instruments of $293.5 million in the 2016 period and (ii) net credit derivative income of $38.4 million in the 2017 period versus net credit derivative income of $57.6 million in the 2016 period. For further information on the changes in net losses on derivative instruments and net credit derivative income in the 2017 period versus 2016 period, see preceding discussion under "Gain (Loss) on Derivative Instruments, net" and "Realized and Unrealized Credit Derivative Income (Loss), net."

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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	49,127	129,219	183,091	(38,558)
Adjustments:
(Gain) loss on investments, net	11,873	7,155	2,551	(5,860)
Realized (gain) loss on derivative instruments, net (1)	(19,503)	(1,347)	5,808	62,222
Unrealized (gain) loss on derivative instruments, net (1)	95	(60,419)	(20,025)	150,842
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	8,803	(25,963)	(20,904)	(39,175)
(Gain) loss on foreign currency transactions, net (3)	(1,504)	1,340	(3,748)	6,007
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,438)	(4,831)	(19,105)	11,331
Net loss on extinguishment of debt	1,344	—	6,581	—
Subtotal	(5,330)	(84,065)	(48,842)	185,367
Cumulative adjustments attributable to non-controlling interest	67	1,060	616	(2,289)
Preferred stock dividend declared but not accumulated (5)	5,211	—	5,211	—
Core earnings attributable to common stockholders	49,075	46,214	140,076	144,520
Basic income (loss) per common share	0.44	1.16	1.64	(0.34)
Core earnings per share attributable to common stockholders(6)	0.44	0.41	1.26	1.29

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Realized gain (loss) on derivative instruments, net	19,503	1,347	(5,808)	(62,222)
Unrealized gain (loss) on derivative instruments, net	(95)	60,419	20,025	(150,842)
Contractual net interest expense	(17,453)	(26,388)	(60,313)	(80,464)
Gain (loss) on derivative instruments, net	1,955	35,378	(46,096)	(293,528)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(8,803)	25,963	20,904	39,175
GSE CRT embedded derivative coupon interest	5,873	5,963	17,524	18,389
Realized and unrealized credit derivative income (loss), net	(2,930)	31,926	38,428	57,564

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Dividend income	809	786	2,427	2,390
Gain (loss) on foreign currency transactions, net	1,504	(1,340)	3,748	(6,007)
Other investment income (loss), net	2,313	(554)	6,175	(3,617)

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Interest expense on repurchase agreements borrowings	52,345	29,723	131,031	86,621
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,438)	(4,831)	(19,105)	11,331
Repurchase agreements interest expense	45,907	24,892	111,926	97,952

(5)
Preferred stock dividend declared but not accumulated is a timing adjustment related to the first dividend declaration on Series C Preferred Stock. On September 14, 2017, we declared a dividend on Series C Preferred Stock that covers the period from the date of issuance, August 16, 2017, to but not including the dividend payment date, December 27, 2017. We adjusted core earnings for the period ended September 30, 2017 to exclude the portion of the dividend declared for the period from October 1, 2017 through December 26, 2017 because we do not consider the future unaccumulated portion of the dividend a current component of our capital costs.

(6)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended September 30, 2017 increased $2.9 million from the same period in 2016 primarily due to an $8.6 million increase in effective net interest income that was partially offset by (i) a $2.8 million increase in management fees and (ii) $2.6 million of dividends accumulated for Series C Preferred Stock issued in August 2017. Management fees increased due to a one-time cumulative adjustment of $2.3 million recorded in the three months ended September 30, 2016 and the issuance of Series C Preferred Stock during the quarter.
Core earnings for the nine months ended September 30, 2017 decreased $4.4 million from the same period in 2016 primarily due to (i) equity in losses of unconsolidated ventures of $1.3 million for the nine months ended September 30, 2017 compared to equity in earnings of $2.0 million for the same period in 2016, (ii) $2.6 million of dividends accumulated for Series C Preferred Stock issued in August 2017 and (iii) a $2.1 million increase in management fees, partially offset by a $3.1 million increase in effective net interest income.

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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	140,389	3.22%	118,147	2.94%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,873	0.14%	5,963	0.15%
Effective interest income	146,262	3.36%	124,110	3.09%

	Nine Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	392,074	3.15%	364,093	3.10%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	17,524	0.14%	18,389	0.16%
Effective interest income	409,598	3.29%	382,482	3.26%
Our effective interest income increased in the three and nine months ended September 30, 2017 versus the 2016 periods primarily due to higher average earning assets.
The increase in effective yield for the three and nine months ended September 30, 2017 versus the 2016 period was primarily due to higher average earning asset yields driven by higher index rates on floating and adjustable rate assets.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	54,175	1.43%	33,258	0.94%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,438	0.17%	4,831	0.14%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	17,453	0.46%	26,388	0.74%
Effective interest expense	78,066	2.06%	64,477	1.82%

	Nine Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	136,654	1.26%	122,948	1.19%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	19,105	0.18%	(11,331)	(0.11)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	60,313	0.56%	80,464	0.78%
Effective interest expense	216,072	2.00%	192,081	1.86%
Our effective interest expense and effective cost of funds increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increased borrowings and higher interest rates as a result of the December 2016, March 2017 and June 2017 increases in the federal funds interest rate.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	86,214	1.79%	84,889	2.00%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,438)	(0.17)%	(4,831)	(0.14)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,873	0.14%	5,963	0.15%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(17,453)	(0.46)%	(26,388)	(0.74)%
Effective net interest income	68,196	1.30%	59,633	1.27%

	Nine Months Ended September 30,
	2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	255,420	1.89%	241,145	1.91%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,105)	(0.18)%	11,331	0.11%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	17,524	0.14%	18,389	0.16%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(60,313)	(0.56)%	(80,464)	(0.78)%
Effective net interest income	193,526	1.29%	190,401	1.40%
Effective net interest income for the three and nine months ended September 30, 2017 increased from the same period in 2016 primarily due to higher net interest income and lower contractual net interest expense on interest rate swaps. Effective interest rate margin increased for the three months ended September 30, 2017 primarily due to lower contractual net interest expense on interest rate swaps offset by a decline in net interest rate margin. Effective interest rate margin for the nine months ended September 30, 2017 declined from the same period in 2016 primarily due to higher effective cost of funds exceeding the increase in effective yield.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of September 30, 2017 and December 31, 2016. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
September 30, 2017

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,869,842	2,280,913	3,412,470	—	18,563,225
Cash and cash equivalents (3)	30,453	15,569	27,508	—	73,530
Derivative assets, at fair value (4)	7,394	—	—	—	7,394
Other assets	82,161	6,135	66,397	3,982	158,675
Total assets	12,989,850	2,302,617	3,506,375	3,982	18,802,824

Repurchase agreements	11,115,979	1,688,915	1,283,944	—	14,088,838
Secured loans (5)	517,771	—	1,132,229	—	1,650,000
Exchangeable senior notes, net	—	—	—	157,380	157,380
Derivative liabilities, at fair value	39,292	—	1,339	—	40,631
Other liabilities	162,669	17,566	29,995	351	210,581
Total liabilities	11,835,711	1,706,481	2,447,507	157,731	16,147,430

Total equity (allocated)	1,154,139	596,136	1,058,868	(153,749)	2,655,394
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(303,673)	153,749	(149,924)
Collateral pledged against secured loans	(598,870)	—	(1,309,570)	—	(1,908,440)
Secured loans	517,771	—	1,132,229	—	1,650,000
Equity related to repurchase agreement debt	1,073,040	596,136	577,854	—	2,247,030
Debt-to-equity ratio (7)	10.1	2.8	2.3	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	10.4	2.8	2.2	NA	6.3

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2016

$ in thousands	Agency RMBS	Residential Credit (1)	Commercial Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	9,665,860	2,763,751	2,858,376	—	15,287,987
Cash and cash equivalents (3)	76,067	49,582	36,139	—	161,788
Derivative assets, at fair value (4)	3,085	—	101	—	3,186
Other assets	179,931	9,381	63,465	500	253,277
Total assets	9,924,943	2,822,714	2,958,081	500	15,706,238

Repurchase agreements	8,148,220	2,067,731	944,718	—	11,160,669
Secured loans (5)	500,150	—	1,149,850	—	1,650,000
Exchangeable senior notes	—	—	—	397,041	397,041
Derivative liabilities, at fair value	133,832	—	396	—	134,228
Other liabilities	52,047	21,389	14,791	5,889	94,116
Total liabilities	8,834,249	2,089,120	2,109,755	402,930	13,436,054

Total equity (allocated)	1,090,694	733,594	848,326	(402,430)	2,270,184
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	—	(306,656)	402,430	95,774
Collateral pledged against secured loans	(585,504)	—	(1,346,078)	—	(1,931,582)
Secured loans	500,150	—	1,149,850	—	1,650,000
Equity related to repurchase agreement debt	1,005,340	733,594	345,442	—	2,084,376
Debt-to-equity ratio (7)	7.9	2.8	2.5	NA	5.8
Repurchase agreement debt-to-equity ratio (8)	8.1	2.8	2.7	NA	5.4

(1)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(2)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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

We held cash and cash equivalents of $73.5 million at September 30, 2017 (September 30, 2016: $47.3 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $225.9 million for the nine months ended September 30, 2017 (September 30, 2016: $251.5 million).
Our investing activities used net cash of $3.1 billion in the nine months ended September 30, 2017 compared to net cash provided from investing activities of $130.7 million in the nine months ended September 30, 2016. We invested $5.5 billion in mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2017 compared to investments of $2.4 billion in mortgage-backed and credit risk transfer securities, $403.1 million in U.S. Treasury securities and $85.0 million in commercial loans in the nine months ended September 30, 2016. We generated $1.7 billion from principal payments of mortgage-backed and credit risk transfer securities and $625.5 million from the sales of mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2017 compared to $1.9 billion from principal payments of mortgage-backed and credit risk transfer securities, $660.0 million from the sales of mortgage-backed and credit risk transfer securities and $524.5 million from the sales of U.S. Treasury securities in the nine months ended September 30, 2016. We also used proceeds from sales and principal repayments to fund termination payments on derivative contracts of $5.8 million during the nine months ended September 30, 2017 compared to $60.7 million in the nine months ended September 30, 2016.
Our financing activities provided net cash of $2.8 billion for the nine months ended September 30, 2017 compared to net cash used of $388.1 million in the nine months ended September 30, 2016. Our primary source of cash flows from financing activities during the nine months ended September 30, 2017 was net proceeds from repurchase agreements of $2.9 billion (September 30, 2016: net repayments of $65.5 million) and net proceeds from issuance of preferred stock of $278.4 million. We used cash of $247.5 million to extinguish a portion of our senior exchangeable notes maturing in March 2018 and to pay dividends of $152.8 million (September 30, 2016: $153.6 million). We also used cash to repurchase 2,063,451 shares of common stock for $25.0 million during the nine months ended September 30, 2016.
As of September 30, 2017, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of September 30, 2017, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $598.9 million, respectively.
As of September 30, 2017, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 4.8% for Agency RMBS, 21.0% for non-Agency RMBS, 22.9% for GSE CRT and 19.5% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 50% for non-Agency RMBS, a low of 20% to a high of 27.5% for GSE CRT, a low of 12.5% to a high of 30% for CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, was 6.0x as of September 30, 2017 (December 31, 2016: 5.8x). We moderately increased our debt-to-equity ratio over the last nine months to finance purchases of mortgage-backed securities and to retire $242.2 million of our exchangeable senior notes.
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
As of September 30, 2017, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	14,088,838	14,088,838	—	—	—
Secured loans	1,650,000	—	300,000	100,000	1,250,000
Exchangeable senior notes	157,822	157,822	—	—	—
Total (1)	15,896,660	14,246,660	300,000	100,000	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of September 30, 2017, we have approximately $22.6 million, $3.9 million and $149.9 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.

Off-Balance Sheet Arrangements
We have committed to invest up to $122.1 million in unconsolidated ventures sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of September 30, 2017, $109.2 million of our commitment has been called. We are committed to fund $12.9 million in additional capital to fund future investments and cover future expenses should they occur.
As of September 30, 2017, we have unfunded commitments on commercial loans of $5.8 million (December 31, 2016: $9.7 million).
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of September 30, 2017, 800,128 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $129,000 (September 30, 2016: $85,000) and approximately $326,000 (September 30, 2016: $255,000) related to our independent directors for the three and nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, we issued 6,650 shares and 5,448 shares of stock, respectively, pursuant to the Incentive Plan to our independent directors. During the nine months ended September 30, 2017 and 2016, we issued 17,398 shares and 19,356 shares of stock, respectively, pursuant to the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $33,000 (September 30, 2016: $75,000) and $99,000 (September 30, 2016: $170,000) for the three and nine months ended September 30, 2017, respectively, related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At September 30, 2017 there was approximately $263,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 17 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35	18,807	$14.37
Shares granted during the period	—	—	8,115	15.55
Shares vested during the period	—	—	(7,095)	15.78
Unvested at the end of the period	19,827	$14.35	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

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
Other Matters
We believe that we satisfy the organizational requirements for REIT status, that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2017, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution requirements for our taxable year that will end on December 31, 2017.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2017, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(21.95)%	(1.62)%
+0.50%	(7.07)%	(0.58)%
-0.50%	1.84%	0.66%
-1.00%	(4.40)%	0.78%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at September 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 21, 2017, other than the risk factor disclosed below. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
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
On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter are substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Fund Complex, including the Company. We therefore believe that we can rely on the letter to continue to issue financial statements that are audited by PwC, and we intend to do so. On September 22, 2017, the SEC Staff issued a letter extending the relief in the June 2016 no-action letter referenced above. The extension makes no changes to the circumstances in the original no-action letter and does not include a new expiration date, providing indefinite relief.
If in the future the independence of PwC is called into question under the Loan Rule by circumstances that are not addressed in the SEC Staff’s no-action letter we will need to take other action and incur additional costs in order for our filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such action may include obtaining the review and audit of the financial statements filed by the Company by another independent registered public accounting firm. In addition, under such circumstances the Company’s eligibility to issue securities under its existing registration statements on Form S-3 and Form S-8 may be impacted and certain financial reporting covenants with our counterparties may be impacted. A default under our financing agreements could have a material adverse effect on our business, results of operations, financial condition and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2017, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

November 6, 2017	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 6, 2017	By:	/s/ Richard Lee Phegley, Jr.
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

3.4
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017).

3.5	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1
Specimen 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017).

10.1	Third Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated August 9, 2017.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

