Form 10-K
period 2017-12-31
Invesco Mortgage Capital Inc.
filed 2018-02-20
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34385
(Exact name of registrant as specified in its charter)

Maryland	26-2749336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,863,746,525 based on the closing sales price on the New York Stock Exchange on June 30, 2017. As of February 16, 2018, there were 111,624,159 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per diluted common share;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	disruption of our information technology systems

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax laws and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

PART I
Item 1. Business.
Our Company
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities (“MBS”) and mortgage loans. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);

•	Commercial mortgage-backed securities (“CMBS”);

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
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
Capital Activities
In August 2017, we completed a public offering of 11,500,000 shares of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at the price of $25.00 per share. Total proceeds were $287.5 million before issuance costs of $9.4 million.
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares will be registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented).
During the year ended December 31, 2017, we did not repurchase any shares of our common stock. As of December 31, 2017, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program.
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
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, CMBS, non-Agency RMBS, GSE CRT, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept credit and spread risk in order to earn income.
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
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency. Like Agency RMBS, non-Agency RMBS represent interests in pools of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to the U.S. government agency underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. We invest in securities collateralized by the following types of mortgage loans:
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
Secured Loans
Our wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts. The Federal Housing Finance Agency’s (“FHFA”) final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. The FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021.
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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value per diluted common share and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value per diluted common share and our liquidity and could cause us to sell assets and to change our investment strategy in order to maintain liquidity and preserve book value per diluted common share.
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
We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Risk Factors — Risks Related to Our Investments". We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.”

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
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Concerns about the mortgage market and real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, contribute to market volatility. Any deterioration of the real estate market may cause us to experience losses related to our assets and to sell assets at a loss.
Declines in the market values of our MBS and GSE CRTs may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, a decline in market values of our MBS and GSE CRTs will reduce our book value per diluted common share.
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
In addition, some of the assets that comprise our investment portfolio are not publicly traded. These securities may be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated and will be subject to risk of default.
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to from time-to-time higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2017, a significant percentage of our non-Agency RMBS, GSE CRTs and CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We compete with a variety of institutional investors, including other REITs and many of our competitors are substantially larger and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
We may invest in investments with which our stockholders may not agree and/or fail to meet our investment criteria.
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
We invest in Agency RMBS, non-Agency RMBS, GSE CRTs, CMBS and mortgage loans that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:

•
If long-term rates increased significantly, the market value of investments in our target assets would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce our book value per diluted common share and ultimately reduce earnings or result in losses to us.

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
We and third party loan originators and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an asset acquisition, we will assess the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to us, including third party loan originators and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful, which could lead to losses in the value of our portfolio.
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our RMBS. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments and administer escrow accounts on the underlying mortgages and perform loss mitigation services. At times, mortgage servicers and other service providers to our RMBS, may not perform in a manner that promotes our interests.
For example, legislation intended to reduce or prevent foreclosures through, among other things, loan modifications, short sales and other foreclosure alternatives, may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.  Similarly, legislation at both the federal and state level delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs and potential foreclosure-related litigation. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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

 A decline in the market value of our mortgage-backed securities may adversely affect our results of operations and financial condition.
As of December 31, 2017 approximately $11 billion of our mortgage-backed securities are classified for accounting purposes as “available-for-sale.” Changes in the market values of these assets are directly charged or credited to stockholders’ equity, and declines in market value adversely affect our book value per diluted common share. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce our earnings. For a discussion of how we determine when a security is other than temporarily impaired, see Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV of this Report.
If our Manager underestimates the collateral loss on our investments, we may experience losses.
Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that collateralize the investments, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular investment, we may experience losses or a lower yield than expected.
Our mortgage-backed and credit risk transfer securities are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
Some of our mortgage-backed and credit risk transfer securities are in the form of securities that are not publicly or actively traded. The fair value of such securities may not be readily determinable. We value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our stockholders' equity could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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

•
If we are unable to acquire new RMBS similar to the prepaid RMBS, our financial condition, results of operations and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on FRMs and ARMs.

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
We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. The amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets and is limited by our debt covenants.
Our access to financing depends upon a number of factors over which we have little or no control, including:
•general market conditions;
•the lender’s view of the quality of our assets, valuation of our assets and our liquidity;
•the lender’s perception of our growth potential;
•regulatory requirements;
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
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. This may require us to liquidate collateral to satisfy funding requirements. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing net stockholder equity, or book value per diluted common share. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur a loss on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2017, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $131.5 million, or 5% of our stockholders’ equity. Refer to Note 7 - “Borrowings” of our consolidated financial statements included in Part IV, Item 15 of this Report, for additional detail. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
Part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Such economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
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

The markets for these types of investments may not be liquid. Many of these investments incorporate “pay as you go” credit events. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates, spreads or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship. As of December 31, 2017, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
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
We are a holding company that conducts business through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, certain of the Operating Partnership’s current subsidiaries and future subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In analyzing a subsidiary's compliance with Section 3(c)(5)(C) of the 1940 Act, we classify investments based in large measure on SEC staff guidance, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
Qualification for exception from the definition of investment company under the 1940 Act limits our ability to make certain investments. Therefore, the Operating Partnership’s subsidiaries may need to adjust their respective assets and strategy from time-to-time in order to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act. Any such adjustment in assets or strategy is not expected to have a material adverse effect on our business or strategy. There can be no assurance that we will be able to maintain this exception from the definition of investment company for the Operating Partnership’s subsidiaries intending to rely on Section 3(c)(5)(C) of the 1940 Act.

We may in the future organize one or more subsidiaries that seek to rely on other exceptions from being deemed an investment company under the 1940 Act. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff.
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
The U.S. government, Federal Reserve, U.S. Treasury, SEC and other US and foreign governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives from time-to-time designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future.
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets. In this regard, the United Kingdom (“U.K.”) electorate voted in June 2016 to exit the European Union (“Brexit”), which resulted in increased financial market volatility. Although negotiations between the U.K. and European Union regarding Brexit began in June 2017, it is still uncertain what terms may be agreed and what impact those terms may have on global markets.  This may impact foreign exchange rates and create regulatory changes, which could have an adverse effect on our U.K. commercial real estate loan investment.
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
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in us making investments in asset categories different from those described in this Report. These changes could adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to make distributions to our stockholders.
We are highly dependent on information systems and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends.
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
Computer malware, viruses and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our Manager’s and other service providers’ systems in the future. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of such networks or systems or any failure to maintain the performance, reliability and security of our technical infrastructure. As a result, any computer malware, viruses and computer hacking and phishing attacks may disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to circumstances relating to any particular breach.
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
As of December 31, 2017, 18,239,082 shares of common stock were available under our Board authorized share repurchase program.  We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act.  Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders equity, that may be impacted by our share repurchases.  In addition, we generally fund share repurchases with interest income or income from the sale of our assets.  The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT.  The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations.  In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could negatively impact our competitive position with peer mortgage REIT companies and other competitors and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Our independent registered public accounting firm has advised us that it identified an issue related to an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
In May 2016, PricewaterhouseCoopers LLP (“PwC”) advised us that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by our Manager or certain other investment adviser affiliates of Invesco Ltd., our Manager's parent company. The Company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (the “SEC Staff”) has issued a “no-action” letter to another mutual fund complex under substantially similar circumstances and subsequently issued a letter extending the relief provided by such letter indefinitely.
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
In June 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC Staff confirmed that it would not recommend enforcement action against an audit client that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The circumstances described in the no-action letter are substantially similar to the circumstances that called into question PwC’s independence under the Loan Rule with respect to the Invesco Fund Complex, including the Company. We therefore believe that we can rely on the letter to continue to issue financial statements that are audited by PwC, and we intend to do so. In September 2017, the SEC Staff issued a letter extending the relief in the June 2016 no-action letter referenced above. The extension makes no changes to the circumstances in the original no-action letter and does not include a new expiration date, providing indefinite relief.
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
We have no separate facilities and are completely reliant on our Manager. We do not have any employees. Our executive officers are employees of our Manager or one of its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the executive officers or key personnel of our Manager who provide management services to us could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s professionals. The initial term of our management agreement with our Manager expired on July 1, 2011. The agreement automatically renews for successive one-year terms, and the management agreement is currently in a renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Moreover, our Manager is not obligated to dedicate certain of its personnel exclusively to us nor is it obligated to dedicate any specific portion of its time to our business.
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
We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have limited exposure to our target assets. In addition, in the future our Manager may have additional clients or fund products that compete directly with us for investment opportunities.
Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. Our Manager has investment allocation policies in place intended to enable us to share equitably with the other clients and fund products of our Manager or Invesco and its subsidiaries. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise. Therefore, we may compete for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients and fund products of our Manager or clients and fund products of Invesco and its subsidiaries to acquire these investments or have access to these sources of financing.
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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, CMBS, non-Agency RMBS, GSE CRT, mortgage loans and mortgage and real-estate financing arrangements (including mezzanine debt and private equity interests) it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.
Risks Related to Our Capital Stock
The market price and trading volume of our capital stock may be volatile.
The market price of our capital stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. If the market price of our capital stock declines significantly, our stockholders may be unable to resell their shares at or above the price our stockholders paid for their shares. We cannot assure you that the market price of our capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock are included in the risk factors described in this Report.
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
We pay quarterly distributions and make other distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors and other factors described in the risk factors in this Report could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
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
We have issued Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and 5.00% Exchangeable Senior Notes due 2018. If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our preferred shares and debt have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Holders of our common stock also bear the risk of holders of our exchangeable notes making an election to exchange their notes for common stock, which could result in significant dilution to our existing stockholders. In addition, future issuances and sales of preferred stock on parity to our Series A Preferred Stock, Series B Preferred Stock or the Series C Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and our Exchangeable Senior Notes may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and our Exchangeable Senior Notes may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
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
In 2013, our Operating Partnership issued $400,000,000 in aggregate principal amount of 5.00% Exchangeable Senior Notes due March 15, 2018 (the “Notes”). As of December 31, 2017, $143.4 million of the Notes remain outstanding. Because the Company is the sole general partner of the Operating Partnership, these amounts are full recourse obligations of the Company. If we are not able to extend, refinance or repurchase the Notes, we may not have the ability to repay these amounts when they come due. Our inability to repay the Notes could cause the acceleration of our other borrowings, which would have a material adverse effect on our business.
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
Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received in combination with the 37% top rate) and various deductions are eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax is reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that may affect our stockholders and may directly or indirectly affect us. For example, the Tax Cuts and Jobs Act amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it accrues under otherwise applicable Internal Revenue Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the Tax Cuts and Jobs Act reduces the limit for individual's mortgage interest expense to interest on $750,000 of mortgages and would not permit deduction of interest on home equity loans (after grandfathering in all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administration guidance on the changes made in the Tax Cuts and Jobs Act.
You are urged to consult with your tax advisor with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities, including GSE CRT securities, and qualifying real estate assets, including MBS and certain mortgage loans. The remainder of our investment in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), no more than 20% (beginning with our 2018 taxable year) of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our taxable income may be substantially different from our cash flow. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Under the Tax Cuts and Jobs Act, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. Finally, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested or used to repay debt, or (4) make a taxable distribution of our shares of common stock in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Our ownership of and relationship with any TRS that we may form or acquire is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% (beginning with our 2018 taxable year) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.
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
In addition, we hold mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are treated as ordinary income. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers will be entitled to a 20% deduction for ordinary REIT dividends received, resulting in combination with the new top individual tax rate of 37%, a maximum tax rate of 29.6% on ordinary REIT dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.” The following table sets forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE.

	High	Low
2017
Fourth quarter	$18.86	$16.66
Third quarter	$17.26	$16.38
Second quarter	$17.34	$15.30
First quarter	$15.84	$14.15
2016
Fourth quarter	$16.04	$14.18
Third quarter	$16.28	$13.42
Second quarter	$14.73	$11.95
First quarter	$12.95	$9.74
Holders
As of February 16, 2018, there were 111 common stockholders of record.
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
The following table sets forth the dividends declared per share of our common stock for the periods indicated.

Date Declared	Dividends Declared Per Share
	Amount	Date Paid
2017
December 14, 2017	$0.42	January 26, 2018
September 14, 2017	$0.41	October 26, 2017
June 15, 2017	$0.40	July 26, 2017
March 15, 2017	$0.40	April 26, 2017
2016
December 15, 2016	$0.40	January 26, 2017
September 14, 2016	$0.40	October 26, 2016
June 15, 2016	$0.40	July 26, 2016
March 15, 2016	$0.40	April 26, 2016

The following table sets forth the dividends declared per share of our common stock and the related tax characterization for the fiscal tax years ended December 31, 2017 and 2016.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Common Stock Dividends
Fiscal tax year 2017	1.630000	1.480040	—	0.149960
Fiscal tax year 2016 (1)	1.600000	1.857840	—	—

(1)	Ordinary dividends include $0.257840 of spillover dividend carried-forward from fiscal tax year 2015.
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Invesco Mortgage Capital Inc.	100.00	85.08	100.84	90.98	120.22	158.05
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Mortgage REITs	100.00	98.04	115.57	105.31	129.38	154.98
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
Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2017, there were 18,239,082 common shares available for repurchase under the program. No shares of common stock were purchased during the quarter and year ended December 31, 2017. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and is incorporated into this Item 5 by reference.

Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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
Balance Sheet Data

	As of December 31,
$ in thousands	2017	2016	2015	2014	2013
Mortgage-backed and credit risk transfer securities, at fair value	18,190,754	14,981,331	16,065,935	17,248,895	17,348,657
Residential loans, held-for-investment (1)	—	—	—	3,365,003	1,810,262
Commercial loans, held-for-investment	191,808	273,355	209,062	145,756	64,599
Total assets (1)	18,657,256	15,706,238	16,767,309	21,218,097	20,337,245
Repurchase agreements	14,080,801	11,160,669	12,126,048	13,622,677	15,451,675
Secured loans	1,650,000	1,650,000	1,650,000	1,250,000	—
Asset-backed securities (1)	—	—	—	2,924,787	1,640,355
Exchangeable senior notes	143,231	397,041	394,573	392,113	389,652
Total stockholders’ equity	2,630,491	2,241,560	2,241,035	2,610,315	2,376,115
Non-controlling interest	26,387	28,624	25,873	28,535	27,120
Total equity	2,656,878	2,270,184	2,266,908	2,638,850	2,403,235

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

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2017	2016	2015	2014	2013
Interest income	545,055	478,682	650,132	687,080	680,491
Interest expense	196,591	157,354	277,973	281,895	332,252
Net interest income	348,464	321,328	372,159	405,185	348,239
(Reduction in) provision for loan losses	—	—	(213)	(142)	884
Net interest income after provision for loan losses	348,464	321,328	372,372	405,327	347,355
Other income (loss)	49,339	(21,824)	(203,697)	(570,001)	(136,737)
Expenses	44,746	41,806	54,620	52,866	53,144
Net income (loss)	353,057	257,698	114,055	(217,540)	157,474
Net income (loss) attributable to non-controlling interest	4,450	3,287	1,344	(2,482)	1,640
Net income (loss) attributable to Invesco Mortgage Capital Inc.	348,607	254,411	112,711	(215,058)	155,834
Dividends to preferred stockholders	28,080	22,864	22,864	17,378	10,851
Net income (loss) attributable to common stockholders	320,527	231,547	89,847	(232,436)	144,983
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	2.87	2.07	0.74	(1.89)	1.09
Diluted	2.75	1.98	0.74	(1.89)	1.09
Dividends declared per common share	1.63	1.60	1.70	1.95	2.30
Weighted average number of shares of common stock:
Basic	111,610,393	111,973,404	121,377,585	123,104,934	132,714,012
Diluted	123,040,827	130,254,003	122,843,838	124,529,934	134,173,691
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively "Agency RMBS");

•	Commercial mortgage-backed securities (“CMBS”);

•	RMBS that are not guaranteed by a U.S. government agency ("non-Agency RMBS");

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
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
Capital Activities
In August 2017, we completed a public offering of 11,500,000 shares of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at the price of $25.00 per share. Total proceeds were $287.5 million before issuance costs of $9.4 million.
On December 14, 2017, we declared the following dividends:

•	a dividend of $0.42 per share of common stock payable on January 26, 2018 to stockholders of record as of the close of business on December 26, 2017;

•	a dividend of $0.4844 per share of Series A Preferred Stock payable on January 25, 2018 to stockholders of record as of the close of business on January 1, 2018;
During the three months and year ended December 31, 2017, we did not repurchase any shares of our common stock.
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares will be registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of December 31, 2017, we have not sold any shares of common stock under the equity distribution agreement.

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
Financial conditions eased during 2017, buoyed by a strong stock market and low levels of volatility. The S&P 500 Index returned 21.8% for the year, culminating with a 6.6% return during the fourth quarter. Investors were encouraged by the continued strength of the economy, the benefits of tax reform, and the prospect of easing regulatory burdens on business. While energy prices were higher during the year, the broader CRB Commodity Price Index increased just 0.7%.
In 2017, an improving labor market coupled with relatively low interest rates and energy prices have been supportive of U.S. consumer spending. Specifically, in 2017 U.S. gross domestic product grew by 2.3%, with the consensus forecast for 2018 at 2.6%. Monthly increases in payroll employment averaged 204,000 jobs per month for the fourth quarter of 2017, above the average of 171,000 over the last twelve months. Monthly payrolls are forecasted to increase by 170,000 jobs per month in 2018.
Inflation remained subdued, with the U.S. Personal Consumption Expenditure Core Price Index continuing to register below the Federal Reserve’s inflation target of 2%. Despite benign inflation readings in 2017, the Federal Reserve’s Open Market Committee raised the Federal Funds target rate three times during the year, causing yields on shorter maturity Treasuries to increase sharply while yields on longer maturity Treasuries fell (commonly referred to as a "flattening" of the yield curve). The inflation outlook continues to have meaningful implications for future Federal Reserve monetary policy. We expect the rate environment to remain relatively volatile, as the Federal Reserve continues to signal a willingness to increase the Federal Funds rate.
During 2017, the performance of Agency RMBS was positive. Both fixed-rate Agency RMBS and Hybrid ARM Agency RMBS outperformed similar duration Treasuries, even as the Federal Reserve began to taper their reinvestment activity in Agency RMBS. The outlook for Agency RMBS remains mixed, as the potential for increased interest rate volatility and the continued tapering of reinvestment activity by the Federal Reserve weighs on the market. On the positive side, a higher interest rate environment has the potential to spur investment demand on the part of both foreign and domestic banks, while at the same time keeping refinancing activity muted.
During 2017, spreads (defined as the yield in excess of risk-free rates) on CMBS and GSE CRT securities tightened, reflecting improving real estate values, strong investor demand and steady financial conditions. Financing markets remained accommodating in the fourth quarter, though repurchase agreement rates moved higher in line with increases in the Federal Funds rate and typical year end bank balance sheet pressures.
As we move into 2018, we expect that the U.S. will continue to experience moderate economic growth, and that core inflation will remain below the Federal Reserve’s policy objective of 2%, which should allow the Federal Reserve to continue its efforts to tighten monetary policy. Investor concerns include historically high valuations across both the equity and fixed income markets, the potential for additional protectionist trade policies, and the prospect of further increases in interest rates and price volatility. Other concerns include the actions of central banks, and their impact on the global economy, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve which may affect their funding methods and lending practices. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.

Investment Activities
The table below shows the allocation of our equity as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Agency RMBS	45%	41%
Commercial Credit (1)	35%	32%
Residential Credit (2)	20%	27%
Total	100%	100%

(1)	CMBS, Commercial Loans and investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.
The table below shows the breakdown of our investment portfolio as of December 31, 2017 and 2016:

$ in thousands	As of December 31,
	2017	2016
Agency RMBS:
30 year fixed-rate, at fair value	7,640,540	2,981,717
15 year fixed-rate, at fair value	2,974,782	3,557,928
Hybrid ARM, at fair value	1,719,385	2,474,301
ARM, at fair value	241,200	307,873
Agency CMO, at fair value	273,943	344,041
CMBS, at fair value	3,216,417	2,551,720
Non-Agency RMBS, at fair value	1,257,608	1,995,551
GSE CRT, at fair value	866,879	768,200
Commercial loans, at amortized cost	191,808	273,355
Investment in unconsolidated ventures	25,972	33,301
Total Investment portfolio	18,408,534	15,287,987
During 2017, we purchased $5.4 billion of 30 year fixed-rate Agency RMBS and $827.0 million of CMBS. We funded our purchases through a modest increase in leverage, reinvestment of cash flows from principal repayments and sales of securities, and proceeds from our Series C Preferred Stock offering in August 2017. We increased our holdings of 30 year fixed-rate Agency RMBS and CMBS as the return on equity profile for these securities remained attractive. As of December 31, 2017 our holdings of 30 year fixed-rate Agency RMBS represented 42% of our total investment portfolio versus 20% of our total investment portfolio as of December 31, 2016. We have also increased our allocation to CMBS based on our view that these assets benefit from property price appreciation and limited supply. Available returns in non-Agency RMBS have declined relative to Agency RMBS and CMBS as a result of credit spread tightening, limiting our reinvestment in the sector.
We have continued to hold 15 year fixed-rate Agency RMBS securities and commercial real estate loans that have relatively lower interest rate risk, which reduces our book value per diluted common share volatility. Additionally, we hold Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations (“CMOs”), some of which are interest-only securities (“IOs”).
Our portfolio of investments that have credit exposure include CMBS, non-Agency RMBS, GSE CRTs and commercial real estate loans. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.

Our CMBS portfolio generally consists of assets originated during and after 2010. These assets continued to benefit from rating agency upgrades, property price appreciation and limited supply. CMBS investments represent approximately 17% of our total investment portfolio as of December 31, 2017.
With respect to our non-Agency RMBS portfolio, we primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
As of December 31, 2017, our commercial real estate loan portfolio includes eight mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 1% of our total investment portfolio and 7% of our allocated equity and has a weighted average maturity of 1.2 years. Our largely floating rate commercial real estate loan portfolio continues to benefit from favorable fundamentals and increasing LIBOR. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 69%, based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on our commercial loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment" of our consolidated financial statements in Part IV, Item 15 of this Report. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2017.
New credit risk retention rules for commercial mortgage-backed securities became effective under the Dodd-Frank Wall Street Reform and Consumer Protection Act on December 24, 2016.  The credit risk retention rules require originators and/or an investor to retain at least 5% of the fair market value of the CMBS or sell all or a portion of this amount to a qualified third-party purchaser (“B-piece investor”). There is a minimum five year holding period for the retained investment. Despite the implementation of the credit risk retention rules, issuance volumes in 2017 finished higher than the prior year.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of December 31, 2017 as a percentage of fair value:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Prime	0.6%	1.9%	5.4%	5.0%	10.2%	2.9%	—%	—%	—%	—%	12.4%	10.6%	2.3%	0.3%	—%	51.6%
Alt-A	—%	1.0%	9.9%	9.3%	11.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.3%
Re-REMIC (1)	—%	—%	—%	—%	0.7%	—%	0.6%	5.1%	3.9%	2.2%	1.2%	—%	—%	—%	—%	13.7%
Subprime/reperforming	—%	—%	—%	—%	0.3%	—%	—%	—%	—%	—%	—%	0.1%	3.0%	—%	—%	3.4%
Total Non-Agency	0.6%	2.9%	15.3%	14.3%	22.3%	2.9%	0.6%	5.1%	3.9%	2.2%	13.6%	10.7%	5.3%	0.3%	—%	100.0%
GSE CRT	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.2%	36.0%	7.5%	21.8%	3.5%	100.0%
CMBS	—%	—%	—%	—%	—%	—%	—%	3.8%	18.9%	12.1%	15.3%	35.9%	4.1%	1.9%	8.0%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 8.4% for 2005, 8.1% for 2006 and 83.5% for 2007.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of December 31, 2017:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	44.7%	California	19.0%	California	14.8%
New York	9.0%	Texas	6.1%	New York	14.6%
Florida	6.4%	New York	4.5%	Texas	9.5%
New Jersey	3.9%	Florida	4.3%	Florida	6.3%
Virginia	3.3%	Virginia	4.3%	Pennsylvania	4.1%
Maryland	3.3%	Illinois	3.8%	Illinois	3.7%
Massachusetts	2.9%	Massachusetts	3.4%	New Jersey	3.3%
Illinois	2.4%	Washington	3.3%	Michigan	3.0%
Washington	2.1%	New Jersey	3.3%	Ohio	3.0%
Arizona	2.0%	Pennsylvania	3.1%	Virginia	2.9%
Other	20.0%	Other	44.9%	Other	34.8%
Total	100.0%		100.0%	Total	100.0%
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, CMBS, non-Agency RMBS and GSE CRTs. In addition, these agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2017, we had entered into repurchase agreements totaling $14.1 billion (2016: $11.2 billion). We increased our investment portfolio and related repurchase agreement borrowings throughout 2017 as market conditions improved and residential and commercial credit fundamentals remained strong.  Our higher repurchase agreements balance as of December 31, 2017 also reflects incremental borrowings associated with leveraging the proceeds of our August 2017 Preferred C stock offering.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of December 31, 2017, IAS Services LLC had $1.65 billion in outstanding secured advances. For the year ended December 31, 2017, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.17% and a weighted average maturity of 6.3 years.
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

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance outstanding
March 31, 2016	12,837,159	13,137,569	13,501,433
June 30, 2016	13,418,647	13,075,770	13,418,647
September 30, 2016	13,710,502	13,826,469	13,984,960
December 31, 2016	12,810,669	13,215,697	13,626,829
March 31, 2017	13,939,899	13,901,254	14,086,600
June 30, 2017	13,768,948	13,716,749	13,768,948
September 30, 2017	15,738,838	15,010,514	15,738,838
December 31, 2017	15,730,801	15,762,094	15,815,972
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in Exchangeable Senior Notes (the “Notes”). We retired $256.6 million of the Notes in 2017 in anticipation of the upcoming scheduled maturity of the Notes on March 15, 2018. As of December 31, 2017, $143.4 million of the Notes remain outstanding. The following table summarizes retirements of the Notes during the year ended December 31, 2017.

$ in thousands	Year Ended December 31, 2017
Reacquisition price	262,069
Par value of Notes retired	(256,590)
Write off of unamortized debt issuance cost associated with Notes retired	1,335
Net loss on extinguishment of debt	6,814
We have committed to invest up to $122.9 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of December 31, 2017, $112.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund an additional $10.2 million in additional capital to fund future investments and to cover future expenses should they occur.
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
As of December 31, 2017, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month and three-month LIBOR and effectively fix the floating interest rates on $9.1 billion (2016: $6.5 billion) of borrowings. During the year ended December 31, 2017, we moderately increased our leverage to fund the purchase of MBS and GSE CRT securities and entered into swaps with a notional amount of $2.6 billion to hedge the interest rates on the associated repurchase agreement debt. We have two types of interest rate swap arrangements: bilateral interest rate swaps and centrally cleared interest rate swaps. We are required to pledge collateral on our interest rate swaps. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of this change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps. Due in part to this rule change, the fair value of our interest rate swap liabilities decreased from $134.2 million as of December 31, 2016 to $32.8 million as of December 31, 2017 and our due from counterparties decreased from $86.5 million as of December 31, 2016 to $620,000 as of December 31, 2017.
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
As of December 31, 2017 and December 31, 2016, we have no outstanding interest rate swaptions. During the year ended December 31, 2016, interest rate swaptions expired unexercised and we realized net losses of $1.5 million. We periodically purchase interest rate swaptions to reduce the impact that interest rate volatility has on our portfolio.
As of December 31, 2017, we held $76.9 million (2016: $62.3 million) in notional amount of currency forward contracts. During the year ended December 31, 2017, we settled currency forward contracts of $269.8 million (2016: $307.5 million) in notional amount and realized a net loss of $5.1 million (2016: gain of $12.6 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in Pound Sterling and Euro.
Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2017	2016	2015
Numerator (adjusted equity):
Total equity	2,656,878	2,270,184	2,266,908
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	—	—
Total adjusted equity	2,074,378	1,975,184	1,971,908

Denominator (number of shares - diluted):
Common stock outstanding	111,624	111,595	113,620
Non-controlling interest OP units	1,425	1,425	1,425
Number of shares - diluted	113,049	113,020	115,045

Book value per diluted common share	18.35	17.48	17.14
While our portfolio benefited from credit spread tightening in 2017, agency and commercial credit investments declined in valuation due to higher interest rates.  However, these declines were more than offset by our interest rate hedges and increase in residential credit investment valuations.  As a result, our book value per diluted common share increased 5.0% in 2017.
Our book value per diluted common share increased 2.0% in 2016 due to tighter credit spreads, which resulted in an increase in valuations for our residential and commercial credit investments. Although we saw a benefit from credit spreads tightening in 2016, interest rates also rose, causing our agency portfolio to decrease in value. The decrease was partially offset by our interest rate hedges. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, provision for loan losses, and a change in our tax liability among other effects.
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
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Prior to September 1, 2016, we have also elected the fair value option for our RMBS IOs. We have also previously elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2017, $6.5 billion (December 31, 2016: $427.5 million) or 35.6% (December 31, 2016: 2.9%) of our MBS and GSE CRT are accounted for under the fair value option.
Further information is provided in Note 2 - “Summary of Significant Accounting Policies” and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities.”
Other-than-temporary Impairment. We regularly review our available-for-sale portfolio for other-than-temporary impairment. This determination involves both qualitative and quantitative data. It is possible that estimates may be incorrect, economic conditions may change or we may be forced to sell the investment before recovery of our amortized cost. Further information is provided in Note 2 - “Summary of Significant Accounting Policies” and Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities.”
Commercial Loans. Commercial loans held-for-investment are carried at amortized cost, net of any provision for loan losses. We generally consider various factors in evaluating whether a commercial loan is impaired. These factors include, but are not limited to, the loan-to-value ratios, the most recent financial information available for each loan and associated properties, economic trends and the loan sponsor or the borrowing entity's ability to ensure that properties associated with the loan are managed and operating sufficiently.
Changes in our estimates can significantly impact the provision for loan losses. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates. Further information on the provision for loan losses is provided in Note 2 - “Summary of Significant Accounting Policies.”
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
Prior to the deconsolidation of our residential securitizations (“Residential Securitizations”), interest income from our residential loans was recognized on an accrual basis with the related premiums amortized into interest income using the effective interest method over the weighted average life of these loans. As needed, these estimated cash flows were updated and a revised yield was computed based on the current amortized cost of the investment.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted. We have determined that this new guidance will impact the presentation of certain cash payments and receipts among the operating, investing and financing sections of our consolidated statements of cash flows primarily related to distributions from investments in unconsolidated ventures and basis recovered on certain investment securities.
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

Results of Operations
Our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are summarized below:

	Years Ended December 31,
In thousands except share amounts	2017	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	521,547	456,444	523,893
Residential loans (1)	—	—	110,908
Commercial loans	23,508	22,238	15,331
Total interest income	545,055	478,682	650,132
Interest Expense
Repurchase agreements	163,881	124,000	166,892
Secured loans	19,370	10,887	6,579
Exchangeable senior notes	13,340	22,467	22,461
Asset-backed securities (1)	—	—	82,041
Total interest expense	196,591	157,354	277,973
Net interest income	348,464	321,328	372,159
Reduction in provision for loan losses	—	—	(213)
Net interest income after reduction in provision for loan losses	348,464	321,328	372,372
Other income (loss)
Gain (loss) on investments, net	(19,704)	(17,542)	(18,005)
Equity in earnings (losses) of unconsolidated ventures	(1,327)	2,392	12,630
Gain (loss) on derivative instruments, net	18,155	(62,815)	(219,048)
Realized and unrealized credit derivative income (loss), net	51,648	61,143	19,782
Net loss on extinguishment of debt, net	(6,814)	—	—
Other investment income (loss), net	7,381	(5,002)	944
Total other income (loss)	49,339	(21,824)	(203,697)
Expenses
Management fee — related party	37,556	34,541	38,632
General and administrative	7,190	7,265	7,769
Consolidated securitization trusts (1)	—	—	8,219
Total expenses	44,746	41,806	54,620
Net income	353,057	257,698	114,055
Net income attributable to non-controlling interest	4,450	3,287	1,344
Net income attributable to Invesco Mortgage Capital Inc.	348,607	254,411	112,711
Dividends to preferred stockholders	28,080	22,864	22,864
Net income attributable to common stockholders	320,527	231,547	89,847
Earnings per share:
Net income attributable to common stockholders
Basic	2.87	2.07	0.74
Diluted	2.75	1.98	0.74
Weighted average number of shares of common stock:
Basic	111,610,393	111,973,404	121,377,585
Diluted	123,040,827	130,254,003	122,843,838

(1)
The consolidated statement of operations for year ended December 31, 2015 includes income and expenses of consolidated VIEs. We deconsolidated these VIEs in 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements for further discussion.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields as of and for the years ended December 31, 2017, 2016 and 2015.

	As of and for the Years Ended
	December 31,
$ in thousands	2017	2016	2015
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	3,297,267	2,722,301	1,698,573
30 year fixed-rate, at amortized cost	5,874,757	3,646,480	4,368,662
ARM, at amortized cost	267,265	353,937	446,714
Hybrid ARM, at amortized cost	1,969,767	2,800,812	3,219,463
Agency-CMO, at amortized cost	302,060	375,888	423,409
CMBS, at amortized cost	2,818,244	2,582,003	3,173,737
Non-Agency RMBS, at amortized cost	1,441,527	2,167,679	2,660,689
GSE CRT, at amortized cost	784,203	650,189	665,471
U.S. Treasury securities, at amortized cost	—	45,375	—
Residential loans, at amortized cost	—	—	3,198,666
Commercial loans, at amortized cost	270,314	265,708	166,150
Average earning assets	17,025,404	15,610,372	20,021,534
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	1.98%	1.98%	2.23%
30 year fixed-rate	2.79%	2.72%	2.80%
ARM	2.32%	2.28%	2.30%
Hybrid ARM	2.26%	2.12%	2.13%
Agency-CMO	1.54%	2.47%	3.16%
CMBS	4.50%	4.30%	4.37%
Non-Agency RMBS	6.22%	4.97%	4.85%
GSE CRT (3)	2.58%	0.98%	0.54%
U.S. Treasury securities	—%	1.15%	—%
Residential loans	—%	—%	3.47%
Commercial loans	8.70%	8.35%	8.36%
Average earning asset yields	3.20%	3.07%	3.25%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)
Average earning asset yields for the period are calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
GSE CRT average earning asset yield excludes coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $17.0 billion during the year ended December 31, 2017 (2016: $15.6 billion; 2015: $20.0 billion). Average earning assets increased during the year ended December 31, 2017 compared to 2016 primarily due to the investment of proceeds from our Series C Preferred Stock offering in 30 year fixed-rate Agency RMBS and CMBS.
Average earning assets declined during the year ended December 31, 2016 compared to 2015 primarily due to the deconsolidation of our Residential Securitizations in December 2015.
We earned interest income of $545.1 million (2016: $478.7 million; 2015: $650.1 million) during 2017. Our interest income consists of coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on residential and commercial loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2017	2016	2015
Interest Income
MBS and GSE CRT - coupon interest	616,697	574,692	641,181
MBS and GSE CRT - net premium amortization	(95,150)	(118,248)	(117,288)
MBS and GSE CRT - interest income	521,547	456,444	523,893
Residential loans	—	—	110,908
Commercial loans	23,508	22,238	15,331
Total interest income	545,055	478,682	650,132
Total interest income increased $66.4 million during the year ended December 31, 2017 compared to 2016, primarily due to higher coupon interest on MBS and GSE CRT earning assets. MBS and GSE CRT average earning assets rose $1.4 billion to $17.0 billion in 2017 as detailed in the table above. Lower net premium amortization increased interest income by $23.1 million during the year ended December 31, 2017 primarily due to slower prepayment speeds. Interest income on our floating rate commercial real estate loans increased $1.3 million during the year ended December 31, 2017 primarily due to increasing LIBOR rates.
Total interest income declined during the year ended December 31, 2016 compared to 2015 primarily due to the deconsolidation of our Residential Securitizations in December 2015. Coupon interest on our MBS and GSE CRT declined for the year ended December 31, 2016 compared to 2015 due to lower average earning assets. Average earning MBS and GSE CRT assets decreased by $1.3 billion as of and for the year ended December 31, 2016 compared to 2015 as paydowns on securities were primarily reinvested into share repurchases.
The yield on our average investment portfolio during the year ended December 31, 2017 was 3.20% (2016: 3.07%; 2015: 3.25%). Our average earning asset yields increased during the year ended December 31, 2017 compared to 2016 primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate securities.
The decrease in our earning asset yields for 2016 and 2015 was primarily attributable to portfolio reallocation to lower duration Agency RMBS. Our asset allocation to Agency RMBS increased from 51% as of December 31, 2015 to 63% as of December 31, 2016.

Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The following tables provide the three month CPR for our RMBS and GSE CRTs throughout 2017, 2016 and 2015.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
15 year Agency RMBS	9.3	10.2	9.5	8.1
30 year Agency RMBS	7.9	9.3	9.2	10.8
Agency/ Hybrid ARM RMBS	14.9	18.6	16.3	15.7
Non-Agency RMBS	11.8	15.3	12.6	13.3
GSE CRT	11.8	12.4	9.7	13.1
Weighted average CPR	9.9	12.2	11.2	11.7

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
15 year Agency RMBS	8.9	9.5	10.4	10.2
30 year Agency RMBS	17.6	16.2	13.7	10.8
Agency/ Hybrid ARM RMBS	20.5	21.7	18.4	12.5
Non-Agency RMBS	17.9	16.5	15.2	11.1
GSE CRT	21.0	17.9	14.0	9.2
Weighted average CPR	16.3	16.1	14.9	11.2

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
15 year Agency RMBS	10.7	13.1	10.7	9.4
30 year Agency RMBS	12.5	14.8	13.9	11.1
Agency/ Hybrid ARM RMBS	13.9	15.2	17.3	14.2
Non-Agency RMBS	12.5	15.3	14.0	10.3
GSE CRT	10.5	12.6	13.9	9.5
Weighted average CPR	12.6	14.7	14.4	11.4
Weighted average prepayment speeds were slower during the year ended December 31, 2017 than 2016 resulting in lower net premium amortization. We recognized $95.2 million and $118.2 million of net premium amortization during the years ended December 31, 2017 and 2016, respectively, on our RMBS and GSE CRT portfolio.
We recognized $118.2 million and $117.3 million of net premium amortization during the years ended December 31, 2016 and 2015, respectively, on our RMBS and GSE CRT portfolio. Although weighted average prepayment speeds were higher during the year ended December 31, 2016 than 2015, net premium amortization was relatively constant because of lower average earning assets following share repurchases in 2015 and the first quarter of 2016.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended
	December 31,
$ in thousands	2017	2016	2015
Interest Expense
Interest expense on repurchase agreement borrowings	189,425	118,846	100,135
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,544)	5,154	66,757
Repurchase agreements interest expense	163,881	124,000	166,892
Secured loans	19,370	10,887	6,579
Exchangeable senior notes	13,340	22,467	22,461
Asset-backed securities	—	—	82,041
Total interest expense	196,591	157,354	277,973
Our interest expense on repurchase agreement borrowings rose $70.6 million for the year ended December 31, 2017 compared to 2016 primarily due to a $1.3 billion increase in average borrowings. We increased our average borrowings in the second half of 2017 after investing the proceeds of our August 2017 offering of Series C Preferred Stock. Interest expense on repurchase agreement borrowings was also impacted by the increases in the Federal Funds target interest rate. Our interest expense on repurchase agreement borrowings rose $18.7 million for the year ended December 31, 2016 compared to 2015 primarily due to higher borrowing rates.
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $25.5 million during the year ended December 31, 2017. Amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $5.2 million and $66.8 million for the years ended December 31, 2016 and 2015, respectively. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Most of our de-designated interest rate swap agreements that had deferred losses were fully amortized by the end of 2016. During the next twelve months, we estimate that $25.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
Our secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. Interest expense for our secured loans increased for the year ended December 31, 2017 compared to 2016 primarily due to higher borrowing rates as a result of the increases in the Federal Funds target interest rate. For the year ended December 31, 2017, IAS Services LLC had a weighted average borrowing rate of 1.17% as compared to 0.66% for the year ended December 31, 2016.
Interest expense on our secured loans from FHLBI increased for the year ended December 31, 2016 compared to 2015 primarily due to higher borrowing rates as a result of the December 2015 increase in the Federal Funds target interest rate as well as higher average borrowings. For the year ended December 31, 2016, IAS Services LLC had a weighted average borrowing rate of 0.66% as compared to 0.41% for the year ended December 31, 2015.
Our exchangeable senior notes ("Notes") due in March 2018 bear interest at 5.00% per annum. During the year ended December 31, 2017, interest expense on our Notes decreased compared to the same period in 2016 because we retired Notes with a par value of $256.6 million.
Our total interest expense increased $39.2 million for the year ended December 31, 2017 compared to 2016 primarily due to a $79.1 million increase in interest expense on repurchase agreement borrowings and secured loans offset by a $30.7 million decrease in amortization of net deferred (gain) loss on de-designated interest rate swaps and a $9.1 million decrease in interest expense on exchangeable senior notes.
Our total interest expense decreased $120.6 million for the year ended December 31, 2016 compared to 2015 primarily due to an $82.0 million decrease in interest expense on asset-backed securities as a result of the deconsolidation of our Residential Securitizations in December 2015. In addition to the deconsolidation, amortization of net deferred losses on de-designated interest rate swaps decreased by $61.6 million for the year ended December 31, 2016. These decreases were offset by an $18.7 million increase in interest expense on repurchase agreements outstanding due to higher borrowing rates.

The table below presents our average borrowings and cost of funds as of and for the years ended December 31, 2017, 2016 and 2015.

	As of and for the Years Ended
	December 31,
$ in thousands	2017	2016	2015
Average Borrowings (1):
Agency RMBS (2)	10,494,355	8,872,694	9,118,307
CMBS (2)	2,323,689	2,176,963	2,632,338
Non-Agency RMBS	1,142,769	1,750,730	2,439,849
GSE CRT	643,070	459,738	484,414
U.S. Treasury securities	—	54,882	—
Exchangeable senior notes	228,846	395,910	393,440
Asset-backed securities	—	—	2,774,833
Total average borrowings	14,832,729	13,710,917	17,843,181
Maximum borrowings during the period (3)	15,959,127	14,381,178	18,416,608

Average Cost of Funds (4):
Agency RMBS (2)	1.18%	0.69%	0.39%
CMBS (2)	1.73%	1.14%	0.93%
Non-Agency RMBS	2.49%	1.90%	1.58%
GSE CRT	2.55%	2.14%	1.73%
U.S. Treasury securities	—%	0.25%	—%
Exchangeable senior notes	5.83%	5.67%	5.71%
Asset-backed securities	—%	—%	2.96%
Cost of funds	1.33%	1.15%	1.56%
Effective cost of funds (non-GAAP measure) (5)	2.02%	1.87%	2.22%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures".
Total average borrowings rose $1.1 billion in 2017 compared to 2016. As discussed above, total average borrowings increased primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS. The increase in our cost of funds for 2017 versus 2016 was primarily due to the increases in the Federal Funds target interest rate.
The decrease in average borrowings and our cost of funds for 2016 versus 2015 was primarily the result of deconsolidation of our Residential Securitizations in December 2015 and a decline in average repurchase agreement borrowings. Average borrowings and average cost of funds on asset-backed securities were $2.8 billion and 2.96%, respectively, for the year ended December 31, 2015. In addition, average repurchase agreement borrowings declined by $1.4 billion in 2016 compared to 2015.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended
	December 31,
$ in thousands	2017	2016	2015
Interest Income
Mortgage-backed and credit risk transfer securities	521,547	456,444	523,893
Residential loans	—	—	110,908
Commercial loans	23,508	22,238	15,331
Total interest income	545,055	478,682	650,132
Interest Expense
Interest expense on repurchase agreement borrowings	189,425	118,846	100,135
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,544)	5,154	66,757
Repurchase agreements interest expense	163,881	124,000	166,892
Secured loans	19,370	10,887	6,579
Exchangeable senior notes	13,340	22,467	22,461
Asset-backed securities	—	—	82,041
Total interest expense	196,591	157,354	277,973
Net interest income	348,464	321,328	372,159
Net interest rate margin	1.87%	1.92%	1.69%
Our net interest income, which equals interest income less interest expense, totaled $348.5 million (2016: $321.3 million; 2015: $372.2 million) for the year ended December 31, 2017. The increase in net interest income for the year ended December 31, 2017 compared to 2016 was primarily driven by interest income on higher average earning assets that exceeded the increase in interest expense driven by higher average borrowings and borrowing rates.
The decrease in net interest income for the year ended December 31, 2016 compared to 2015 was primarily due lower overall portfolio balance and reinvesting cash flows from repayment of principal and interest on our higher yielding credit assets and 30 year fixed-rate Agency RMBS portfolio into 15 year fixed-rate Agency RMBS.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.87% (2016: 1.92%; 2015: 1.69%) for the year ended December 31, 2017. The decrease in net interest rate margin for 2017 versus 2016 was primarily due to the flattening of U.S. Treasury yield curve. The increase in the Federal Funds rate in 2017 had more impact on our short term repurchase agreement cost of funds than on our longer term asset yields. The increase in net interest rate margin for 2016 versus 2015 was primarily due to lower amortization of net deferred losses on de-designated interest rate swaps into interest expense.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2017 and 2016.
We reversed our provision for loan losses for residential loans held-for-investment for the year ended December 31, 2015 when we deconsolidated our Residential Securitizations in December 2015.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
$ in thousands	2017	2016	2015
Realized gains and losses on sale of investments	(1,665)	(7,439)	2,232
Other-than-temporary impairment losses	(11,962)	(8,909)	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(21,368)	(5,791)	(558)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	15,269	4,598	(56)
Net unrealized gains and losses on trading securities	22	(1)	—
Total gain (loss) on deconsolidation of VIEs, net	—	—	(19,623)
Total	(19,704)	(17,542)	(18,005)
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities.
We assess our investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." For additional information regarding our assessment analysis of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements. We recorded $12.0 million in other-temporary-impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities for the year ended December 31, 2017 (2016: $8.9 million). We did not record any OTTI for the year ended December 31, 2015.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2017, $6.5 billion or 35.6% (December 31, 2016: $427.5 million or 2.9%) of our MBS and GSE CRT are accounted for under the fair value option.
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

Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2017, we recorded equity in losses of unconsolidated ventures of $1.3 million (2016: equity in earnings of $2.4 million; 2015: equity in earnings of $12.6 million). We recorded equity in losses for the year ended December 31, 2017 primarily due to unrealized losses on portfolio investments which were partially offset by realized gains on portfolio asset dispositions.
Equity in earnings of unconsolidated ventures decreased $10.2 million in 2016 compared to 2015 primarily due to lower realized and unrealized gains on underlying portfolio investments than in the 2015 period.
Gain (Loss) on Derivative Instruments, net
We record all derivatives on our consolidated balance sheets at fair value. We have elected not to apply hedge accounting to any derivative contracts entered into after January 1, 2014. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations. Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations.
The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2017, 2016 and 2015:

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)

As of December 31, 2017 and 2016, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	December 31, 2017				December 31, 2016
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	8,620,000	2.11%	1.48%	4.2	6,500,000	2.14%	0.79%	4.6

(1)	Excludes 500.0 million of notional amount for an interest rate swap with a forward start date of 5/24/2018.
During the year ended December 31, 2017, we entered into swaps with a notional amount of $2.6 billion. Contractual net interest expense decreased from $104.8 million for the year ended December 31, 2016 to $77.1 million for the year ended December 31, 2017 primarily as a result of higher LIBOR. Our average receive rate was 1.48% for the year ended December 31, 2017 versus 0.79% for the year ended December 31, 2016.
During the year ended December 31, 2016, we terminated swaps with a notional amount of $5.0 billion and realized losses of $69.1 million. The terminated swaps were predominantly maturing in 2016 and offered little protection from rising rates. Additionally, our investment and repurchase agreement balances decreased due to asset sales to facilitate stock repurchases, further reducing our need for hedging. Our overall interest rate risk did not change materially as a result of the swap terminations. As a result of swap terminations in 2016 and higher LIBOR, our contractual net interest expense decreased from $184.4 million in 2015 to $104.8 million in 2016.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
$ in thousands	2017	2016	2015
GSE CRT embedded derivative coupon interest	23,343	24,343	24,822
Gain (loss) on settlement of GSE CRT embedded derivatives	—	(6,017)	(2,184)
Change in fair value of GSE CRT embedded derivatives	28,305	42,817	(4,227)
Credit Default Swap ("CDS") premium income	—	—	723
Realized gain (loss) on settlement of CDS	—	—	1,044
Change in fair value of CDS	—	—	(396)
Total	51,648	61,143	19,782
During the year ended December 31, 2017, we recorded an unrealized gain on the change in the fair value of our GSE CRT embedded derivatives of $28.3 million compared to an unrealized gain in the year ended December 31, 2016 of $42.8 million. While credit spreads continued to tighten throughout 2017, high premiums and shorter expected maturities resulted in a smaller increase in market prices.

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

We terminated our sole CDS contract in October 2015 in exchange for a payment to us of $1 million.

Net Loss on Extinguishment of Debt
The following table summarizes retirements of our Notes during the year ended December 31, 2017.

$ in thousands	Year Ended December 31, 2017
Reacquisition price	262,069
Par value of Notes retired	(256,590)
Write off of unamortized debt issuance cost associated with Notes retired	1,335
Net loss on extinguishment of debt	6,814
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
$ in thousands	2017	2016	2015
FHLBI dividend income	3,247	3,185	2,819
Gain (loss) on foreign currency transactions, net	4,134	(8,187)	(1,875)
Total	7,381	(5,002)	944
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own.
We incurred foreign currency gains on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the year ended December 31, 2017 due to an improvement in the Pound Sterling/ U.S. Dollar foreign exchange rate. We incurred foreign currency losses for the year ended December 31, 2016 due to the significant decline in the Pound Sterling/ U.S. Dollar foreign exchange rate. Foreign currency losses for the year ended December 31, 2015 relate to a foreign currency loan which prepaid in the second quarter 2015. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the consolidated statements of operations. During the year ended December 31, 2017, we recognized net losses of $6.0 million on our currency forward contracts (2016: net gains of $10.6 million; 2015: net gains of $2.3 million.
Expenses
For the year ended December 31, 2017, we incurred management fees of $37.6 million (2016: $34.5 million; 2015: $38.6 million), which are payable to our Manager under our management agreement. Management fees increased for the year ended December 31, 2017 compared to 2016 primarily due to (i) a cumulative one-time adjustment of $2.3 million in 2016 related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality and (ii) the partial year impact of issuing preferred stock in August 2017 totaling $1.6 million.
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
For the year ended December 31, 2017, our general and administrative expenses not covered under our management agreement amounted to $7.2 million (2016: $7.3 million; 2015: $7.8 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. During 2015, we incurred expenses for third party consulting, accounting, auditing and legal fees of approximately $950,000 related to the restatement of our financial statements.

For the year ended December 31, 2015, consolidated securitization trust expenses totaled $8.2 million. Consolidated securitization trust expenses consist of direct operating expenses incurred by consolidated Residential Securitizations. We deconsolidated our Residential Securitizations in December 2015 and therefore did not incur any consolidated securitization trust expenses thereafter.
Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2017, our net income attributable to common stockholders was $320.5 million (2016: $231.5 million net income; 2015: $89.8 million net income) or $2.87 basic and $2.75 diluted net income per average share available to common stockholders (2016: $2.07 basic and $1.98 diluted net income per average share available to common stockholders; 2015: $0.74 basic and diluted net income per average share available to common stockholders).
For the year ended December 31, 2017, the $89.0 million increase in net income attributable to common stockholders was primarily due to (i) net gains on derivatives instruments of $18.2 million versus net losses on derivatives instruments of $62.8 million in the 2016 period, (ii) higher net interest income of $348.5 million versus $321.3 million in the 2016 period and (iii) higher dividends to preferred stockholders of $28.1 million versus $22.9 million in the 2016 period. As discussed above, net interest income and dividends to preferred stockholders were both higher in 2017 due to the issuance of $287.5 million of Series C Preferred Stock in August 2017.
For the year ended December 31, 2016, the $141.7 million increase in net income (loss) attributable to common stockholders was primarily attributable to (i) net losses on derivatives instruments of $62.8 million in the 2016 period versus net losses on derivatives instruments of $219.0 million in the 2015 period, (ii) net credit derivative income of $61.1 million in the 2016 period versus net credit derivative income of $19.8 million in the 2015 period and (iii) lower net interest income of $321.3 million in 2016 period versus $372.2 million in 2015. Net interest income in 2016 was lower than in 2015 primarily due to the impact of the deconsolidation of our Residential Securitizations in December 2015 as discussed below.
Our net income (loss) attributable to common shareholders for the year ended December 31, 2015 includes interest income, interest expense and securitization trust expenses of our consolidated Residential Securitizations. On December 9, 2015, we completed the sale of certain beneficial interests in our Residential Securitizations and deconsolidated the Residential Securitizations.
The following table summarizes the net income (loss) of the Residential Securitizations excluding the loss on deconsolidation.

$ in thousands	Year ended December 31, 2015
Interest income - Residential loans	110,908
Interest expense - Asset-backed securities	82,041
Net interest income	28,867
Reduction in provision for loan losses	(213)
Net interest income after reduction in provision for loan losses	29,080
Expenses - Consolidated securitization trusts	8,219
Net income	20,861
For further information on the changes in net gains (losses) on derivative instruments and realized and unrealized credit derivative income (loss), net in the 2017, 2016 and 2015 period, see preceding discussion under "Gain (Loss) on Derivative Instruments, net," and "Realized and Unrealized Credit Derivative Income (Loss), net,"

Non-GAAP Financial Measures
We use the following non-GAAP financial measures to analyze the Company's operating results and believe these financial measures are useful to investors in assessing our performance as further discussed below:

•	core earnings (and by calculation, core earnings per common share),

•	effective interest income (and by calculation, effective yield),

•	effective interest expense (and by calculation, effective cost of funds),

•	effective net interest income (and by calculation, effective interest rate margin), and

•	repurchase agreement debt-to-equity ratio.
The most directly comparable U.S. GAAP measures are:

•	net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share),

•	total interest income (and by calculation, earning asset yield),

•	total interest expense (and by calculation, cost of funds),

•	net interest income (and by calculation, net interest rate margin), and

•	debt-to-equity ratio.
The non-GAAP financial measures used by management should be analyzed in conjunction with U.S. GAAP financial measures and should not be considered substitutes for U.S. GAAP financial measures In addition, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of our peer companies.
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; net loss on extinguishment of debt; and cumulative adjustments attributable to non-controlling interest. We may add and have added additional reconciling items to our core earnings calculation as appropriate.
We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results. We exclude the impact of gains and losses because gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, the majority of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our consolidated balance sheet. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our consolidated statement of operations. In addition, certain gains and losses represent one-time events.
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

The table below provides a reconciliation of U.S. GAAP net income attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2017	2016	2015
Net income attributable to common stockholders	320,527	231,547	89,847
Adjustments:
(Gain) loss on investments, net	19,704	17,542	18,005
Realized (gain) loss on derivative instruments, net (1)	(67,838)	57,943	44,272
Unrealized (gain) loss on derivative instruments, net (1)	(27,393)	(99,932)	(9,597)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(28,305)	(36,800)	6,411
(Gain) loss on foreign currency transactions, net (3)	(4,134)	8,187	1,875
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(25,544)	5,154	66,757
Net loss on extinguishment of debt	6,814	—	—
Subtotal	(126,696)	(47,906)	127,723
Cumulative adjustments attributable to non-controlling interest	1,597	653	(1,461)
Series B preferred stock dividend cumulative adjustment (5)	(2,870)	—	—
Core earnings attributable to common stockholders	192,558	184,294	216,109
Basic earnings per common share	2.87	2.07	0.74
Core earnings per share attributable to common stockholders (6)	1.73	1.65	1.78

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2017	2016	2015
Realized gain (loss) on derivative instruments, net	67,838	(57,943)	(44,272)
Unrealized gain (loss) on derivative instruments, net	27,393	99,932	9,597
Contractual net interest expense	(77,076)	(104,804)	(184,373)
Gain (loss) on derivative instruments, net	18,155	(62,815)	(219,048)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2017	2016	2015
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	28,305	36,800	(6,411)
GSE CRT embedded derivative coupon interest	23,343	24,343	24,822
Unrealized gain (loss) on CDS contract	—	—	648
CDS premium fee income	—	—	723
Realized and unrealized credit derivative income (loss), net	51,648	61,143	19,782

(3)	U.S. GAAP other investment income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2017	2016	2015
FHLBI dividend income	3,247	3,185	2,819
Gain (loss) on foreign currency transactions, net	4,134	(8,187)	(1,875)
Other investment income (loss), net	7,381	(5,002)	944

(4)	U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2017	2016	2015
Interest expense on repurchase agreements outstanding	189,425	118,846	100,135
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,544)	5,154	66,757
Repurchase agreements interest expense	163,881	124,000	166,892

(5)
Cumulative dividends are charged to retained earnings when declared or earned under U.S. GAAP. We have historically declared quarterly dividends on Series B Preferred Stock prior to dividends accumulating.  As of September 14, 2017, we declared cumulative dividends on Series B Preferred Stock from the date of issuance through December 27, 2017.  In December 2017, the Company deferred declaring its next dividend on Series B Preferred Stock to February 2018. Due to the change in declaration date, we recorded $9.1 million in Series B Preferred Stock dividends for the year ended December 31, 2017 compared to $12.0 million for the year ended December 31, 2016. We reduced core earnings for the quarter ended December 31, 2017 for the cumulative impact of deferring the declaration date to February 2018 because we consider all dividends accumulated during a quarter a current component of our capital costs regardless of the dividend declaration date.

(6)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the year ended December 31, 2017 increased $8.3 million from 2016 primarily due to a $23.2 million increase in effective net interest income that was partially offset by (i) equity in losses of unconsolidated ventures of $1.3 million for the year ended 2017 compared to equity in earnings of $2.4 million for 2016, (ii) a $3.0 million increase in management fees and (iii) an $8.1 million increase in preferred stock dividends.
Core earnings for the year ended December 31, 2016 decreased $31.8 million from 2015 primarily due to a $33.3 million decrease in effective net interest income and a $10.2 million decline in equity in earnings of unconsolidated ventures that was partially offset by (i) an $8.2 million decrease in securitization trust expenses and (ii) a $4.1 million decrease in management fees.
See below for a discussion of changes in effective net interest income from 2015 through 2017.

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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest expense on our interest rate swaps that is recorded as gain (loss) on derivative instruments, the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreement interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
$ in thousands	2017		2016		2015
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	545,055	3.20%	478,682	3.07%	650,132	3.25%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	23,343	0.14%	24,343	0.15%	24,822	0.12%
Effective interest income	568,398	3.34%	503,025	3.22%	674,954	3.37%
Our effective interest income increased for the year ended December 31, 2017 versus 2016 primarily due to higher average earning assets. Our average earning assets increased to $17.0 billion for the year ended December 31, 2017 from $15.6 billion for the year ended December 31, 2016 driven by investment of the proceeds of our Series C Preferred Stock offering. The effective yield for the year ended December 31, 2017 versus 2016 rose 12 basis points primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.
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
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2017		2016		2015
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	196,591	1.33%	157,354	1.15%	277,973	1.56%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	25,544	0.17%	(5,154)	(0.04)%	(66,757)	(0.37)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	77,076	0.52%	104,804	0.76%	184,373	1.03%
Effective interest expense	299,211	2.02%	257,004	1.87%	395,589	2.22%
Our effective interest expense and effective cost of funds for the year ended December 31, 2017 increased primarily due to a $79.1 million increase in interest expense on repurchase agreement borrowings and secured loans offset by a $30.7 million decrease in contractual net interest expense on interest rate swaps and a $9.1 million decrease in interest expense on exchangeable senior notes. See the preceeding caption "Interest Expense and Cost of Funds" for further discussion of these variances.
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
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2017		2016		2015
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	348,464	1.87%	321,328	1.92%	372,159	1.69%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,544)	(0.17)%	5,154	0.04%	66,757	0.37%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	23,343	0.14%	24,343	0.15%	24,822	0.12%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(77,076)	(0.52)%	(104,804)	(0.76)%	(184,373)	(1.03)%
Effective net interest income	269,187	1.32%	246,021	1.35%	279,365	1.15%
Effective net interest income increased from $246.0 million for the year ended December 31, 2016 to $269.2 million for the year ended December 31, 2017. The increase in effective net interest income was primarily due to a $27.1 million increase in net interest income driven by higher average earning assets following the investment of proceeds of our Series C Preferred Stock offering. Our effective interest rate margin declined to 1.32% for the year ended December 31, 2017 from 1.35% in the same period in 2016 primarily due to the flattening of the U.S. Treasury yield curve. The increase in the Federal Funds rate in 2017 had more impact on our short term repurchase agreement cost of funds than on our longer term asset yields.
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

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our targeted assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2017 and December 31, 2016. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
December 31, 2017

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,849,851	3,434,196	2,124,487	—	18,408,534
Cash and cash equivalents (3)	39,630	31,069	17,682	—	88,381
Derivative assets, at fair value (4)	6,896	—	—	—	6,896
Other assets	77,893	64,904	6,669	3,979	153,445
Total assets	12,974,270	3,530,169	2,148,838	3,979	18,657,256

Repurchase agreements	11,111,755	1,396,330	1,572,716	—	14,080,801
Secured loans (5)	533,463	1,116,537	—	—	1,650,000
Exchangeable senior notes	—	—	—	143,231	143,231
Derivative liabilities, at fair value (4)	31,548	1,217	—	—	32,765
Other liabilities	51,840	24,742	14,888	2,111	93,581
Total liabilities	11,728,606	2,538,826	1,587,604	145,342	16,000,378

Total equity (allocated)	1,245,664	991,343	561,234	(141,363)	2,656,878
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(217,780)	—	141,363	(76,417)
Collateral pledged against secured loans	(623,181)	(1,304,315)	—	—	(1,927,496)
Secured loans	533,463	1,116,537	—	—	1,650,000
Equity related to repurchase agreement debt	1,155,946	585,785	561,234	—	2,302,965
Debt-to-equity ratio (7)	9.3	2.5	2.8	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	9.6	2.4	2.8	NA	6.1

(1)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2016

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	9,665,860	2,858,376	2,763,751	—	15,287,987
Cash and cash equivalents (3)	76,067	36,139	49,582	—	161,788
Derivative assets, at fair value (4)	3,085	101	—	—	3,186
Other assets	179,931	63,465	9,381	500	253,277
Total assets	9,924,943	2,958,081	2,822,714	500	15,706,238

Repurchase agreements	8,148,220	944,718	2,067,731	—	11,160,669
Secured loans (5)	500,150	1,149,850	—	—	1,650,000
Exchangeable senior notes	—	—	—	397,041	397,041
Derivative liabilities, at fair value (4)	133,832	396	—	—	134,228
Other liabilities	52,047	14,791	21,389	5,889	94,116
Total liabilities	8,834,249	2,109,755	2,089,120	402,930	13,436,054

Total equity (allocated)	1,090,694	848,326	733,594	(402,430)	2,270,184
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(306,656)	—	402,430	95,774
Collateral pledged against secured loans	(585,504)	(1,346,078)	—	—	(1,931,582)
Secured loans	500,150	1,149,850	—	—	1,650,000
Equity related to repurchase agreement debt	1,005,340	345,442	733,594	—	2,084,376
Debt-to-equity ratio (7)	7.9	2.5	2.8	NA	5.8
Repurchase agreement debt-to-equity ratio (8)	8.1	2.7	2.8	NA	5.4

(1)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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

We held cash and cash equivalents of $88.4 million at December 31, 2017 (2016: $161.8 million). Our cash and cash equivalents decreased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $318.0 million for the year ended December 31, 2017 (2016: $329.7 million; 2015: $358.6 million).
Our investing activities used net cash of $3.1 billion for the year ended December 31, 2017 (2016: provided net cash of $949.0 million; 2015: provided net cash of $1.2 billion). During the year ended December 31, 2017, we used cash to purchase $6.3 billion of MBS and GSE CRT securities. Purchases were partially funded by principal payments from MBS and GSE CRT securities of $2.4 billion, proceeds from MBS and GSE CRT sales of $625.5 million, and principal payments from commercial loans held-for investment of $90.7 million.
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
Our financing activities provided net cash of $2.7 billion for the year ended December 31, 2017 (2016: used net cash of $1.2 billion; 2015: used net cash of $1.7 billion). Our primary source of cash flows from financing activities for the year ended December 31, 2017 was net proceeds from our repurchase agreements of $2.9 billion and net proceeds from issuance of Series C Preferred Stock of $278.2 million. We used cash of $262.1 million to extinguish a portion of our exchangeable senior notes maturing in 2018 and to pay dividends of $212.7 million. As of December 31, 2017, we had $143.4 million in exchangeable senior notes outstanding. We have sufficient liquidity through available cash and cash equivalents and additional borrowing capacity through repurchase agreements to retire the exchangeable senior notes when they mature on March 15, 2018.
Our financing activities for the year ended December 31, 2016 primarily consisted of net principal repayments on our repurchase agreements of $966.8 million. In addition, we paid dividends of $204.5 million and repurchased 2.1 million shares of common stock for $25.0 million.
Our financing activities the year ended December 31, 2015 primarily consisted of net principal repayments on our repurchase agreements of $1.5 billion and net principal repayments of ABS issued by securitization trusts of $182.1 million, offset by net proceeds from our secured FHLBI advances of $400.0 million. In addition, we paid dividends of $239.4 million and repurchased 9.5 million shares of common stock for $125.6 million.
As of December 31, 2017, our wholly-owned subsidiary, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI. As of December 31, 2017, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $623.2 million, respectively.
As of December 31, 2017, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the “haircut”) under our repurchase agreements was 4.8% for Agency RMBS, 20.7% for non-Agency RMBS, 22.5% for GSE CRT, and 19.5% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 10% to a high of 35% for non-Agency RMBS, a low of 20% to a high of 28% for GSE CRT, and a low of 10% to a high of 30% for CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, increased slightly to 6.0x as of December 31, 2017 (2016: 5.8x).
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

Contractual Obligations
We have entered into an agreement with our Manager under which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 12 – “Related Party Transactions” of our consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 12 – “Related Party Transactions” of our consolidated financial statements for details of our reimbursements to our Manager.
As of December 31, 2017, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	14,080,801	14,080,801	—	—	—
Secured loans	1,650,000	—	300,000	100,000	1,250,000
Exchangeable senior notes	143,410	143,410	—	—	—
Total contractual obligations (1)	15,874,211	14,224,211	300,000	100,000	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments.
As of December 31, 2017, we have approximately $31.9 million, $3.6 million and $160.6 million in contractual interest payments related to our repurchase agreements, exchangeable senior notes and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.9 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2017, $112.7 million of our commitment has been called. We are committed to fund $10.2 million in additional capital to fund future investments and to cover future expenses should they occur.
As of December 31, 2017, we have unfunded commitments on our existing commercial loans of $4.8 million (2016: $9.7 million).
Stockholders’ Equity
We did not repurchase any shares of our common stock during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of December 31, 2017, we had authority to purchase 18,239,082 additional shares of our common stock through our share repurchase program.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2017, 792,520 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $453,000 (2016: $340,000; 2015: $340,000) related to awards to our independent directors for the year ended December 31, 2017. During the year ended December 31, 2017, we issued 25,006 shares (2016: 25,068 shares; 2015: 23,776 shares) of common stock under the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $138,000 (2016: $100,000; 2015: $219,000) for the year ended December 31, 2017 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the terms of our management agreement. At December 31, 2017 there was approximately $239,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 15 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2017.

	Year Ended December 31,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	18,807	$14.37
Shares granted during the year	8,115	15.55
Shares vested during the year	(7,095)	15.78
Unvested at the end of the year	19,827	$14.35

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") at the end of each calendar quarter in 2017. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2017. Consequently, we believe we met the REIT income and asset test as of December 31, 2017. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2017. Therefore, as of December 31, 2017, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2017, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically of limited duration and will be periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.
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

Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value per diluted common share and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value per diluted common share and our liquidity and could cause us to sell assets and to change our investment strategy in order to maintain liquidity and preserve book value per diluted common share.
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
Market Risk
Market Value Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income in accordance with ASC Topic 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(26.60)%	(1.74)%
+0.50%	(10.59)%	(0.60)%
-0.50%	3.01%	0.81%
-1.00%	(4.42)%	1.02%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at December 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report dated February 20, 2018, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “U.S. Federal Income Tax Considerations” in the prospectus dated March 29, 2016, which is a part of our Registration Statement on Form S-3 (File No. 333-210454), as amended and/or supplemented. Our updated discussion addresses recently enacted tax law changes.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to certain portions of this Item 10 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information about Director Nominees,” “Information about the Executive Officers of the Company,” “Corporate Governance,” “Information about the Board and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2017 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2018 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information About the Board and Its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the caption “Security Ownership of Principal Stockholders,” “Security Ownership of Management,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Related Person Transaction Policy,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 13 by reference.
Item 14. Principal Accounting Fees and Services.
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 80 -123 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 77 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 75 of this Report.
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

3.4
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

3.5	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 8, filed with the SEC on June 18, 2009.

4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed with the SEC on July 23, 2012.

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

4.5
Specimen 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

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

75

10.8
Second Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated September 8, 2014, incorporated by reference to Exhibit 10.7 to our Amended Annual Report on Form 10-K/A, filed with the SEC on August 17, 2015.

§ 10.9	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2016.

10.10
Third Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated August 9, 2017, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with SEC on November 7, 2017.

10.11
Equity Distribution Agreement, dated December 18, 2017, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 19, 2017

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	U.S. Federal Income Tax Considerations

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017	123

77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Invesco Mortgage Capital Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 20, 2018
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Invesco Mortgage Capital Inc.

We have audited the consolidated balance sheet of Invesco Mortgage Capital Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 (not presented herein), and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invesco Mortgage Capital Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2016 (Except as to Note 17 in the previously filed 2016 financial statements, which is not presented herein and is as of February 21, 2017)

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
In thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,474,616 and $14,422,198, respectively)	18,190,754	14,981,331
Commercial loans, held-for-investment	191,808	273,355
Cash and cash equivalents	88,381	161,788
Due from counterparties	620	86,450
Investment related receivable	73,217	90,831
Derivative assets, at fair value	6,896	3,186
Other assets	105,580	109,297
Total assets	18,657,256	15,706,238
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,080,801	11,160,669
Secured loans	1,650,000	1,650,000
Exchangeable senior notes	143,231	397,041
Derivative liabilities, at fair value	32,765	134,228
Dividends and distributions payable	50,193	50,924
Investment related payable	5,191	9,232
Accrued interest payable	17,845	21,066
Collateral held payable	7,327	1,700
Accounts payable and accrued expenses	2,200	1,534
Due to affiliate	10,825	9,660
Total liabilities	16,000,378	13,436,054
Commitments and contingencies (See Note 16)
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	—
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,624,159 and 111,594,595 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,384,356	2,379,863
Accumulated other comprehensive income	261,029	293,668
Retained earnings (distributions in excess of earnings)	(579,334)	(718,303)
Total stockholders’ equity	2,630,491	2,241,560
Non-controlling interest	26,387	28,624
Total equity	2,656,878	2,270,184
Total liabilities and equity	18,657,256	15,706,238
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
In thousands except share amounts
Interest Income
Mortgage-backed and credit risk transfer securities	521,547	456,444	523,893
Residential loans (1)	—	—	110,908
Commercial loans	23,508	22,238	15,331
Total interest income	545,055	478,682	650,132
Interest Expense
Repurchase agreements	163,881	124,000	166,892
Secured loans	19,370	10,887	6,579
Exchangeable senior notes	13,340	22,467	22,461
Asset-backed securities (1)	—	—	82,041
Total interest expense	196,591	157,354	277,973
Net interest income	348,464	321,328	372,159
Reduction in provision for loan losses	—	—	(213)
Net interest income after reduction in provision for loan losses	348,464	321,328	372,372
Other income (loss)
Gain (loss) on investments, net	(19,704)	(17,542)	(18,005)
Equity in earnings (losses) of unconsolidated ventures	(1,327)	2,392	12,630
Gain (loss) on derivative instruments, net	18,155	(62,815)	(219,048)
Realized and unrealized credit derivative income (loss), net	51,648	61,143	19,782
Net loss on extinguishment of debt	(6,814)	—	—
Other investment income (loss), net	7,381	(5,002)	944
Total other income (loss)	49,339	(21,824)	(203,697)
Expenses
Management fee — related party	37,556	34,541	38,632
General and administrative	7,190	7,265	7,769
Consolidated securitization trusts (1)	—	—	8,219
Total expenses	44,746	41,806	54,620
Net income	353,057	257,698	114,055
Net income attributable to non-controlling interest	4,450	3,287	1,344
Net income attributable to Invesco Mortgage Capital Inc.	348,607	254,411	112,711
Dividends to preferred stockholders	28,080	22,864	22,864
Net income attributable to common stockholders	320,527	231,547	89,847
Earnings per share:
Net income attributable to common stockholders
Basic	2.87	2.07	0.74
Diluted	2.75	1.98	0.74
Weighted average number of shares of common stock:
Basic	111,610,393	111,973,404	121,377,585
Diluted	123,040,827	130,254,003	122,843,838

(1)
The consolidated statement of operations for the year ended December 31, 2015 includes income and expenses of consolidated variable interest entities ("VIEs"). We deconsolidated these VIEs in 2015. Refer to Note 2 - “Summary of Significant Accounting Policies” for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016	2015
In thousands
Net income	353,057	257,698	114,055
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(9,885)	(37,632)	(191,053)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	1,508	6,134	(7,484)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(25,544)	5,154	66,757
Currency translation adjustments on investment in unconsolidated venture	863	128	(32)
Total other comprehensive income (loss)	(33,058)	(26,216)	(131,812)
Comprehensive income (loss)	319,999	231,482	(17,757)
Less: Comprehensive (income) loss attributable to non-controlling interest	(4,032)	(2,939)	245
Less: Dividends to preferred stockholders	(28,080)	(22,864)	(22,864)
Comprehensive income (loss) attributable to common stockholders	287,887	205,679	(40,376)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

							Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	5,600,000	135,356	6,200,000	149,860	—	—	123,110,454	1,231	2,532,130	448,847	(657,109)	2,610,315	28,535	2,638,850
Net income (loss)	—	—	—	—	—	—	—	—	—	—	112,711	112,711	1,344	114,055
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(130,223)	—	(130,223)	(1,589)	(131,812)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	12,945	—	191	—	—	191	—	191
Repurchase of shares of common stock	—	—	—	—	—	—	(9,539,251)	(95)	(125,500)	—	—	(125,595)	—	(125,595)
Stock awards	—	—	—	—	—	—	35,323	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(204,051)	(204,051)	—	(204,051)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,423)	(2,423)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	551	—	—	551	6	557
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	—	—	113,619,471	1,136	2,407,372	318,624	(771,313)	2,241,035	25,873	2,266,908
Net income (loss)	—	—	—	—	—	—	—	—	—	—	254,411	254,411	3,287	257,698
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(25,868)	—	(25,868)	(348)	(26,216)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	—	—	35,374	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(178,537)	(178,537)	—	(178,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	434	—	—	434	6	440
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	(2,998)	912	—	(2,086)	2,086	—
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	—	—	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income (loss)	—	—	—	—	—	—	—	—	—	—	348,607	348,607	4,450	353,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(32,640)	—	(32,640)	(418)	(33,058)
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	11,500,000	278,108	—	—	—	—	—	278,108	—	278,108
Stock awards	—	—	—	—	—	—	29,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(181,931)	(181,931)	—	(181,931)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,323)	(2,323)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(27,707)	(27,707)	—	(27,707)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	541	—	—	541	7	548
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	3,952	1	—	3,953	(3,953)	—
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	353,057	257,698	114,055
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	95,150	118,248	117,288
Amortization of residential loans and asset-backed securities premiums (discounts), net	—	—	(656)
Amortization of commercial loan origination fees	(337)	(302)	(91)
Reduction in provision for loan losses	—	—	(213)
Unrealized (gain) loss on derivative instruments, net	(27,393)	(99,932)	(9,597)
Unrealized (gain) loss on credit derivatives, net	(28,305)	(42,817)	4,623
(Gain) loss on investments, net	19,704	17,542	18,005
Realized (gain) loss on derivative instruments, net	(67,838)	57,943	44,272
Realized (gain) loss on credit derivatives, net	—	6,017	1,140
Equity in (earnings) losses of unconsolidated ventures	1,327	(2,392)	(12,630)
Amortization of equity-based compensation	548	440	557
Amortization of deferred securitization and financing costs	1,445	2,468	3,146
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,544)	5,154	66,757
Net loss on extinguishment of debt	6,814	—	—
(Gain) loss on foreign currency transactions, net	(4,103)	8,260	1,964
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(7,774)	3,966	5,660
Increase (decrease) in operating liabilities	1,203	(2,578)	4,305
Net cash provided by operating activities	317,954	329,715	358,585
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(6,277,918)	(2,660,925)	(2,352,380)
Purchase of U.S. Treasury Securities	—	(403,105)	—
Proceeds from sale of U.S. Treasury securities	—	524,478	—
(Contributions to) distributions from investments in unconsolidated ventures, net	6,865	7,632	18,183
Change in other assets	(3,457)	623	(12,875)
Principal payments from mortgage-backed and credit risk transfer securities	2,373,953	2,580,695	2,602,138
Proceeds from sale of mortgage-backed and credit risk transfer securities	625,540	1,034,295	907,155
Payments on sale of credit derivatives	—	(6,017)	(1,140)
Payment of premiums for interest rate swaptions	—	—	(1,486)
Settlement (termination) of futures, forwards, swaps, swaptions and TBAs, net	67,838	(56,458)	(33,945)
Purchase of residential loans held-for-investment	—	—	(372,305)
Principal payments from residential loans held-for-investment	—	—	549,565
Principal payments from commercial loans held-for-investment	90,713	15,000	92,796
Origination and advances of commercial loans, net of origination fees	(4,799)	(87,202)	(157,963)
Net cash (used in) provided by investing activities	(3,121,265)	949,016	1,237,743
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	35	191
Repurchase of common stock	—	(25,000)	(125,595)
Proceeds from (cost of) issuance of preferred stock	278,226	—	(36)
Due from counterparties	(620)	29,445	(53,830)
Change in collateral held payable	5,627	(3,200)	(9,990)
Proceeds from repurchase agreements	146,886,038	127,056,247	140,861,204
Principal repayments of repurchase agreements	(143,964,490)	(128,023,042)	(142,357,783)
Proceeds from asset-backed securities	—	—	336,077
Principal repayments of asset-backed securities	—	—	(518,150)
Proceeds from secured loans	—	125,000	2,325,000
Principal repayments of secured loans	—	(125,000)	(1,925,000)
Extinguishment of exchangeable senior notes	(262,069)	—	—
Payments of deferred costs	(116)	(136)	—
Payments of dividends and distributions	(212,692)	(204,491)	(239,361)
Net cash provided by (used in) financing activities	2,729,904	(1,170,142)	(1,707,273)
Net change in cash and cash equivalents	(73,407)	108,589	(110,945)
Cash and cash equivalents, beginning of period	161,788	53,199	164,144
Cash and cash equivalents, end of period	88,381	161,788	53,199
Supplement Disclosure of Cash Flow Information
Interest paid	220,299	146,840	211,414
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(8,377)	(31,498)	(198,537)
Dividends and distributions declared not paid	50,193	50,924	51,734
Net change in investment related payable (receivable)	(25,948)	115,304	(131,440)
Repurchase agreements, not settled	(1,416)	(1,416)	(50)
Change in due from counterparties	86,450	(5,886)	1,425
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, “we”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) as its sole general partner. As of December 31, 2017 we owned 98.7% of the Operating Partnership and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
We primarily invest in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association, or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");

•	Commercial mortgage-backed securities ("CMBS");

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and our controlled subsidiaries. During the period from January 1, 2015 through December 9, 2015, the consolidated financial statements also include the results of operations of certain residential loan securitization trusts (the "Residential Securitizations") that meet the definition of a variable interest entity ("VIE"). On December 9, 2015, we completed the sale of certain beneficial interests in the Residential Securitizations and deconsolidated the Residential Securitizations. Refer to Note 3 - "Variable Interest Entities" for additional information regarding the impact of consolidation and deconsolidation of the Residential Securitizations.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed and credit risk transfer securities, provision for loan losses and other-than-temporary impairment charges. Actual results may differ from those estimates.
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in other investment income (loss), net on the consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we incurred foreign currency gains of $4.1 million, $8.2 million of losses and $1.9 million of losses, respectively, primarily related to the revaluation of our commercial loan investments denominated in Pound Sterling.
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
We consider our portfolio of Agency RMBS to be of high credit quality under applicable accounting guidance. For CMBS, non-Agency RMBS and GSE CRTs, we do not rely on ratings from third party agencies to determine the credit quality of the investment. We use internal models that analyze the loans underlying each security and evaluates factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. We place reliance on these internal models in determining credit quality.
While CMBS, non-Agency RMBS and GSE CRTs with expected future losses would generally be purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. We therefore evaluate each security in an unrealized loss position for other-than-temporary impairment at least quarterly.
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
Commercial Loans Held-For-Investment
We carry commercial loans held-for-investment at amortized cost, net of any provision for loan losses. An individual loan is considered impaired when it is deemed probable that the Company will not be able to recover its investment and any other anticipated future payments. We generally consider the following factors in evaluating whether a commercial loan is impaired:

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
When an individual commercial loan is deemed to be impaired, we record a provision to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, we reduce the carrying value to the estimated fair value of the collateral, with a corresponding charge to provision for loan losses on our consolidated statements of operations.
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
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2017, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with our counterparties as collateral for our derivatives and repurchase agreements. Collateral held payable represents cash posted with us by counterparties as collateral under our derivatives and repurchase agreements. To the extent we receive collateral other than cash from our counterparties, such assets are not included in our consolidated balance sheets. Notwithstanding the foregoing, if we either sell such assets or pledge the assets as collateral pursuant to a repurchase agreement, the cash received and the corresponding liability is reflected on the consolidated balance sheets.
Investment Related Receivable / Investment Related Payable
Investment related receivable consists of receivables for mortgage-backed and credit risk transfer securities that we have sold but have not settled with the buyer and accrued interest and principal paydowns on mortgage-backed and credit risk transfer securities. Investment related payable consists of liabilities for mortgage-backed and credit risk transfer securities that we have purchased but have not settled with the seller.
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
Share-Based Compensation
We adopted an equity incentive plan under which our independent directors, as part of their compensation for serving as directors, are eligible to receive quarterly stock awards. In addition, we may compensate the officers and employees of our Manager and its affiliates under this equity incentive plan under the terms of our management agreement.
Share-based compensation arrangements include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. Compensation related to stock awards to our independent directors is recognized in the consolidated financial statements based on the fair value of the equity or liability instruments issued on the date of grant. Compensation related to stock awards to employees of our Manager and its affiliates is recorded at the estimated fair value of the award over the vesting period of the award. We make an upward or downward adjustment to compensation expense for the difference in the fair value at the date of grant and the date the award is earned.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with our common and preferred stock offerings are reflected as a reduction of additional paid-in-capital and preferred stock, respectively.
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS purchased prior to September 1, 2016 and the debt host contract associated with GSE CRTs purchased prior to August 24, 2015; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on our MBS purchased prior to September 1, 2016 and the debt host contract associated with GSE CRTs purchased prior to August 24, 2015 are reclassified into net income upon their sale.
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
Income Taxes
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2009. Accordingly, we will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
Our dividends paid deduction for qualifying dividends to our stockholders is computed using our REIT taxable income as opposed to net income reported on the consolidated financial statements. REIT taxable income will generally differ from net income because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2017, 2016 and 2015.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications had no impact on total assets, net income or equity attributable to common stockholders.
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
In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Additionally, in November 2016, the FASB issued new guidance on classification and presentation of changes in restricted cash on the statement of cash flows. We are required to adopt the new accounting standards in the first quarter of 2018 using a retrospective transition method for each period presented. Early adoption is permitted. We have determined that this new guidance will impact the presentation of certain cash payments and receipts among the operating, investing and financing sections of our consolidated statements of cash flows primarily related to distributions from investments in unconsolidated ventures and basis recovered on certain investment securities.
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
Note 3 – Variable Interest Entities
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2017 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	3,216,417	3,216,417
Non-Agency RMBS	1,257,608	1,257,608
Investments in unconsolidated ventures	25,972	25,972
Total	4,499,997	4,499,997
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
We deconsolidated the assets and liabilities of the Residential Securitizations as of the date of the Transaction. The deconsolidation of the Residential Securitizations did not qualify for presentation and disclosure as discontinued operations. We recorded a loss of $19.6 million on deconsolidation of the Residential Securitizations in our consolidated statement of operations as a component of gain (loss) on investments, net. The following table presents the components of the net loss on deconsolidation of VIEs.

$ in thousands	As of December 9, 2015
Gain (loss) related to derecognition of Residential Securitizations, net	(13,260)
Gain (loss) related to remeasurement of retained interest, net	3,068
Gain (loss) on sale of the securities, net	(9,431)
Total gain (loss) on deconsolidation of VIEs, net	(19,623)
The following table summarizes the net income (loss) of the Residential Securitizations excluding the loss on deconsolidation:

$ in thousands	Year ended December 31, 2015
Interest income - Residential loans	110,908
Interest expense - Asset-backed securities	82,041
Net interest income	28,867
Reduction in provision for loan losses	(213)
Net interest income after reduction in provision for loan losses	29,080
Expenses - Consolidated securitization trusts	8,219
Net income	20,861
Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our MBS and GSE CRT portfolio by asset type at December 31, 2017 and 2016.

December 31, 2017
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	2,917,307	119,120	3,036,427	(61,645)	2,974,782	3.08%	2.17%	1.98%
30 year fixed-rate	7,354,211	295,977	7,650,188	(9,648)	7,640,540	3.72%	3.09%	2.90%
ARM*	238,486	1,609	240,095	1,105	241,200	2.67%	2.60%	2.36%
Hybrid ARM	1,696,148	26,066	1,722,214	(2,829)	1,719,385	2.70%	2.54%	2.25%
Total Agency pass-through (4)	12,206,152	442,772	12,648,924	(73,017)	12,575,907	3.40%	2.79%	2.58%
Agency-CMO (5)	1,226,539	(942,290)	284,249	(10,306)	273,943	2.05%	2.91%	2.74%
CMBS (6)(7)	3,879,775	(704,097)	3,175,678	40,739	3,216,417	3.85%	4.92%	4.77%
Non-Agency RMBS (8)(9)(10)	2,785,704	(1,661,683)	1,124,021	133,587	1,257,608	2.08%	7.19%	7.18%
GSE CRT (11)(12)	757,183	24,306	781,489	85,390	866,879	3.41%	2.45%	2.79%
Total	20,855,353	(2,840,992)	18,014,361	176,393	18,190,754	3.23%	3.42%	3.27%
*Adjustable-rate mortgage ("ARM")

(1)	Net weighted average coupon as of December 31, 2017 is based on principal/notional balance and is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2017 and incorporates future prepayment and loss assumptions.

(3)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of our investments. All yields are annualized.

(4)	We have elected the fair value option for Agency RMBS purchased on or after September 1, 2016 which represent 42.3% of principal/notional balance, 42.0% of amortized cost and 42.2% of fair value.

(5)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 81.8% of principal/notional balance, 20.9% of amortized cost and 18.7% of fair value.

(6)	CMBS includes interest-only securities which represent 15.8% of principal/ notional balance, 0.5% of amortized cost and 0.6% of fair value.

(7)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 25.4% of principal/notional balance, 26.7% of amortized cost and 26.1% of fair value.

(8)	Non-Agency RMBS held by us is 52.2% variable rate, 37.8% fixed rate and 10.0% floating rate based on fair value.

(9)	Of the total discount in non-Agency RMBS, $195.3 million is non-accretable based on estimated future cash flows of the securities.

(10)	Non-Agency RMBS includes interest-only securities, which represent 51.5% of the principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(11)
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015, which represent 26.7% of the balance based on fair value. As a result, GSE CRTs accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(12)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2016
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/(Loss), net	Fair Value	Net Weighted Average Coupon (1)	Period- end Weighted Average Yield (2)	Quarterly Weighted Average Yield (3)
Agency RMBS:
15 year fixed-rate	3,460,625	151,526	3,612,151	(54,223)	3,557,928	3.11%	2.19%	1.99%
30 year fixed-rate	2,780,806	185,521	2,966,327	15,390	2,981,717	4.37%	2.61%	2.57%
ARM*	301,900	2,520	304,420	3,453	307,873	2.69%	2.59%	2.16%
Hybrid ARM	2,423,152	42,360	2,465,512	8,789	2,474,301	2.70%	2.52%	2.02%
Total Agency pass-through (4)	8,966,483	381,927	9,348,410	(26,591)	9,321,819	3.37%	2.42%	2.20%
Agency-CMO (5)	1,712,120	(1,368,916)	343,204	837	344,041	2.16%	3.08%	2.07%
CMBS (6)(7)	3,050,747	(559,857)	2,490,890	60,830	2,551,720	3.80%	4.21%	4.17%
Non-Agency RMBS (8)(9)(10)	3,838,314	(1,934,269)	1,904,045	91,506	1,995,551	2.21%	5.22%	5.22%
GSE CRT (11)(12)	707,899	24,320	732,219	35,981	768,200	2.38%	1.51%	1.24%
Total	18,275,563	(3,456,795)	14,818,768	162,563	14,981,331	3.05%	3.05%	2.87%

(1)	Net weighted average coupon as of December 31, 2016 is based on principal/notional balance and is presented net of servicing and other fees.

(2)	Period-end weighted average yield is based on amortized cost as of December 31, 2016 and incorporates future prepayment and loss assumptions.

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

(5)
Agency collateralized mortgage obligation ("Agency CMO") includes interest-only securities ("Agency IO"), which represent 85.5% of principal/ notional balance, 26.8% of amortized cost and 27.1% of fair value.

(6)	CMBS includes interest-only securities which represent 20.3% of principal/notional balance, 0.8% of amortized cost and 0.9% of fair value.

(7)	We have elected the fair value option for CMBS purchased on or after September 1, 2016 which represent 0.4% of principal/notional balance, 0.6% of amortized cost and 0.5% of fair value.

(8)	Non-Agency RMBS held by us is 45.5% variable rate, 47.2% fixed rate, and 7.3% floating rate based on fair value.

(9)	Of the total discount in non-Agency RMBS, $252.5 million is non-accretable based on estimated future cash flows of the securities.

(10)	Non-Agency RMBS includes interest-only securities, which represent 43.5% of principal/notional balance, 1.5% of amortized cost and 1.3% of fair value.

(11)
We have elected the fair value option for GSE CRTs purchased on or after August 24, 2015, which represent 19.2% of the balance based on fair value. As a result, GSE CRTs accounted for under the fair value option are not bifurcated between the debt host contract and the embedded derivative.

(12)
GSE CRT weighted average coupon and weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table summarizes our non-Agency RMBS portfolio by asset type as of December 31, 2017 and 2016.

$ in thousands	December 31, 2017	% of Non-Agency	December 31, 2016	% of Non-Agency
Prime	649,671	51.6%	889,658	44.6%
Alt-A	393,899	31.3%	447,213	22.4%
Re-REMIC	173,110	13.7%	364,301	18.2%
Subprime/reperforming	40,928	3.4%	294,379	14.8%
Total Non-Agency	1,257,608	100.0%	1,995,551	100.0%

The following table summarizes the credit enhancement provided to our re-securitization of real estate mortgage investment conduit ("Re-REMIC") holdings as of December 31, 2017 and 2016.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2017	December 31, 2016
0% - 10%	34.5%	17.6%
10% - 20%	3.7%	7.4%
20% - 30%	12.3%	13.5%
30% - 40%	18.4%	15.7%
40% - 50%	9.6%	27.0%
50% - 60%	19.7%	16.1%
60% - 70%	1.8%	2.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. Approximately 57.5% of our Re-REMIC holdings are not senior tranches.

The components of the carrying value of our MBS and GSE CRT portfolio at December 31, 2017 and 2016 are presented below.

$ in thousands	December 31, 2017	December 31, 2016
Principal/ notional balance	20,855,353	18,275,563
Unamortized premium	521,626	476,314
Unamortized discount	(3,362,618)	(3,933,109)
Gross unrealized gains	341,656	302,099
Gross unrealized losses	(165,263)	(139,536)
Fair value	18,190,754	14,981,331
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2017 and 2016.

$ in thousands	December 31, 2017	December 31, 2016
Less than one year	135,559	121,076
Greater than one year and less than five years	7,934,836	6,719,923
Greater than or equal to five years	10,120,359	8,140,332
Total	18,190,754	14,981,331

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

December 31, 2017	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	111,020	(321)	26	2,406,021	(67,285)	133	2,517,041	(67,606)	159
30 year fixed-rate	3,677,576	(20,730)	107	963,547	(27,158)	56	4,641,123	(47,888)	163
ARM	101,173	(902)	12	—	—	—	101,173	(902)	12
Hybrid ARM	614,321	(4,189)	73	517,642	(8,091)	47	1,131,963	(12,280)	120
Total Agency pass through (1)	4,504,090	(26,142)	218	3,887,210	(102,534)	236	8,391,300	(128,676)	454
Agency-CMO (2)	75,299	(10,433)	44	81,988	(2,309)	5	157,287	(12,742)	49
CMBS (3)	892,553	(17,612)	81	135,139	(3,792)	12	1,027,692	(21,404)	93
Non-Agency RMBS	84,439	(709)	15	96,263	(1,732)	11	180,702	(2,441)	26
Total	5,556,381	(54,896)	358	4,200,600	(110,367)	264	9,756,981	(165,263)	622

(1)	Amounts disclosed include Agency RMBS with a fair value of $3.4 billion for which the fair value option has been elected. Such securities have unrealized losses of $22.8 million.

(2)	Fair value includes unrealized losses on Agency IO of $10.1 million and unrealized losses on CMO of $2.7 million.

(3)	Amounts disclosed include CMBS with a fair value of $596.0 million for which the fair value option has been elected. Such securities have unrealized losses of $8.9 million.

December 31, 2016	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	2,781,777	(66,506)	127	65,964	(1,556)	17	2,847,741	(68,062)	144
30 year fixed-rate	747,719	(15,409)	45	547,763	(18,004)	27	1,295,482	(33,413)	72
ARM	120,540	(326)	9	1,091	(7)	1	121,631	(333)	10
Hybrid ARM	1,356,687	(9,922)	99	252	(4)	2	1,356,939	(9,926)	101
Total Agency pass through (1)	5,006,723	(92,163)	280	615,070	(19,571)	47	5,621,793	(111,734)	327
Agency-CMO (2)	163,114	(3,812)	28	22,792	(952)	3	185,906	(4,764)	31
CMBS (3)	401,016	(6,733)	36	47,219	(804)	6	448,235	(7,537)	42
Non-Agency RMBS	287,647	(7,861)	42	497,863	(6,671)	36	785,510	(14,532)	78
GSE CRT (4)	—	—	—	35,935	(969)	3	35,935	(969)	3
Total	5,858,500	(110,569)	386	1,218,879	(28,967)	95	7,077,379	(139,536)	481

(1)	Amounts disclosed include Agency RMBS with a fair value of $149.7 million for which the fair value option has been elected. Such securities have unrealized losses of $4.0 million.

(2)	Fair value includes unrealized losses on Agency IO of $3.0 million and unrealized losses on CMO of $1.7 million.

(3)	Amounts disclosed includes CMBS with a fair value of $13.9 million for which the fair value option has been elected. Such securities have unrealized losses of $613,000.

(4)	Fair value includes unrealized losses on both the debt host contract and the embedded derivative.
Gross unrealized losses on our Agency RMBS and CMO were $128.7 million and $2.7 million, respectively, at December 31, 2017. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at December 31, 2017, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, CMBS and non-Agency RMBS were $33.9 million at December 31, 2017. We do not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds and market fluctuations. These investment securities are included in our assessment for other-than-temporary-impairment on a quarterly basis.
We assess our investment securities for other-than-temporary impairment ("OTTI") on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The following table represents OTTI included in earnings for the years ended December 31, 2017 and 2016. We did not record any OTTI for the year ended December 31, 2015.

	Years Ended December 31,
$ in thousands	2017	2016
RMBS interest-only securities	11,208	8,334
Non-Agency RMBS (1)	754	575
Total	11,962	8,909

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the consolidated statement of operations because we account for these securities under the fair value option. As of December 31, 2017, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, $6.5 billion (December 31, 2016: $427.5 million) or 35.6% (December 31, 2016: 2.9%) of our MBS and GSE CRT are accounted for under the fair value option. Under the fair value option, changes in fair value are recognized as a component of gain (loss) on investments, net in our consolidated statements of operations.

	Years Ended December 31,
$ in thousands	2017	2016	2015
Gross realized gains on sale of investments	2,208	14,196	13,346
Gross realized losses on sale of investments	(3,873)	(21,635)	(11,114)
Other-than-temporary impairment losses	(11,962)	(8,909)	—
Net unrealized gains and losses on MBS accounted for under the fair value option	(21,368)	(5,791)	(558)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	15,269	4,598	(56)
Net unrealized gains and losses on trading securities	22	(1)	—
Total gain (loss) on investments, net (1)	(19,704)	(17,542)	1,618
(1) Balance as of December 31, 2015 excludes the loss on deconsolidation of VIEs of $19.6 million. Refer to Note 3 - "Variable Interest Entities" for further discussion.

The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2017, 2016 and 2015. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2017
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency	392,248	(107,702)	284,546
CMBS	131,005	(4,268)	126,737
Non-Agency	70,849	18,769	89,618
GSE CRT	22,164	(1,949)	20,215
Other	431	—	431
Total	616,697	(95,150)	521,547

For the Year ended December 31, 2016
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	346,783	(116,991)	229,792
CMBS	122,636	(11,536)	111,100
Non-Agency	94,206	13,529	107,735
GSE CRT	9,575	(3,192)	6,383
Other	1,492	(58)	1,434
Total	574,692	(118,248)	456,444

For the Year ended December 31, 2015
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	372,610	(121,170)	251,440
CMBS	149,977	(11,322)	138,655
Non-Agency	110,885	18,287	129,172
GSE CRT	6,681	(3,088)	3,593
Other	1,028	5	1,033
Total	641,181	(117,288)	523,893

Note 5 – Commercial Loans Held-for-Investment
The following tables summarize commercial loans held-for-investment as of December 31, 2017 and 2016 that we purchased or originated.
December 31, 2017

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	8	191,894	(86)	191,808	8.52%	1.2
December 31, 2016

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	10	273,666	(311)	273,355	8.14%	1.6

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no provision for loan loss has been recorded as of December 31, 2017 and 2016 based on our analysis of credit quality factors as discussed in Note 2 - "Summary of Significant Accounting Policies".
Note 6 – Other Assets
The following table summarizes our other assets as of December 31, 2017 and 2016:

$ in thousands	December 31, 2017	December 31, 2016
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	25,972	33,301
Investment in exchange-traded fund	3,979	500
Prepaid expenses and other assets	1,379	1,246
Total	105,580	109,297
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

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following tables summarize certain characteristics of our borrowings at December 31, 2017 and 2016. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	11,111,755	1.58%	25
CMBS	1,396,330	2.61%	9
Non-Agency RMBS	915,225	2.77%	31
GSE CRT	657,491	2.78%	24
Total Repurchase Agreements	14,080,801	1.82%	25
Secured Loans	1,650,000	1.52%	2,317
Exchangeable Senior Notes(1)	143,410	5.00%	74
Total Borrowings	15,874,211	1.82%	263

$ in thousands	December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	8,148,220	0.93%	32
CMBS	944,718	1.86%	16
Non-Agency RMBS	1,519,859	2.06%	28
GSE CRT	547,872	2.25%	16
Total Repurchase Agreements	11,160,669	1.23%	30
Secured Loans	1,650,000	0.74%	2,682
Exchangeable Senior Notes(1)	400,000	5.00%	439
Total Borrowings	13,210,669	1.28%	373

(1)
The carrying value of exchangeable senior notes is $143.2 million and $397.0 million as of December 31, 2017 and 2016, respectively. The carrying value is net of unamortized debt issuance costs of $179,000 and $3.0 million as of December 31, 2017 and 2016, respectively.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of December 31,
2018	14,224,211
2019	—
2020	300,000
2021	100,000
2022	—
Thereafter	1,250,000
Total	15,874,211

The following tables summarize certain characteristics of our repurchase agreements and secured loans at December 31, 2017 and 2016.

December 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
HSBC	1,745,684	11.2%	1,839,411
ING Financial Markets	1,482,603	9.4%	1,571,061
RBC	1,144,856	7.3%	1,375,285
Industrial and Commercial Bank of China	1,038,844	6.6%	1,102,543
E D & F Man Capital Markets	1,028,437	6.5%	1,085,429
Mirae Asset Securities	958,756	6.1%	1,018,664
MUFG Securities	865,201	5.5%	936,071
Citigroup	724,094	4.6%	841,977
Amherst Pierpont Securities	722,080	4.6%	764,713
KGS-Alpha Capital Markets	461,098	2.9%	491,313
JP Morgan	451,941	2.9%	523,590
Societe Generale	386,737	2.5%	495,093
BNP Paribas Securities	348,340	2.2%	388,091
South Street Securities	332,623	2.1%	354,689
Goldman Sachs	324,152	2.1%	419,713
Mizuho Securities	310,835	2.0%	330,555
Guggenheim Liquidity Services	306,081	1.9%	322,452
Bank of Nova Scotia	289,705	1.8%	301,715
Natixis Securities	275,764	1.8%	302,291
All other repurchase agreement counterparties (2)	882,970	5.5%	1,058,759
Total Repurchase Agreement Counterparties	14,080,801	89.5%	15,523,415
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,927,496
Total	15,730,801	100.0%	17,450,911

(1)	Amounted pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2016
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
HSBC	1,401,966	11.2%	1,468,793
ING Financial Markets	1,142,200	8.9%	1,216,492
RBC	1,098,631	8.6%	1,293,336
Industrial and Commercial Bank of China	707,616	5.5%	748,503
MUFG Securities	703,382	5.5%	740,404
Amherst Pierpont Securities	681,853	5.3%	717,663
South Street Securities	675,660	5.3%	713,330
Goldman Sachs	486,430	3.8%	623,400
Bank of Nova Scotia	479,105	3.7%	500,578
JP Morgan	477,947	3.7%	554,494
KGS-Alpha Capital Markets	441,541	3.4%	475,858
Citigroup	427,185	3.3%	534,875
E D & F Man Capital Markets	405,615	3.2%	430,896
Guggenheim Liquidity Services	356,149	2.8%	377,030
Natixis Securities	336,202	2.6%	362,432
Societe Generale	325,393	2.5%	427,200
BNP Paribas Securities	307,641	2.4%	346,484
All other repurchase agreement counterparties (2)	706,153	5.4%	912,536
Total Repurchase Agreement Counterparties:	11,160,669	87.1%	12,444,304
Secured Loans Counterparty:
FHLBI	1,650,000	12.9%	1,931,582
Total	12,810,669	100.0%	14,375,886

(1)	Amounted pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amount outstanding with six counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at December 31, 2017.
Our repurchase agreement collateral ratio (MBS and GSE CRT pledged as collateral/Amount Outstanding) was 110% as of December 31, 2017 (December 31, 2016: 112%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of December 31, 2017, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2017, IAS Services LLC had weighed average borrowings of $1.65 billion with a weighted average borrowing rate of 1.17% and a weighted average maturity of 6.3 years.
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
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. As of December 31, 2017, we had $143.4 million in Notes outstanding. The Notes bear interest at 5.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The Notes may be exchanged for shares of our common stock at the applicable exchange rate defined in the indenture governing the Notes between the Company and the Bank of New York Mellon Trust as Trustee at any time prior to the close of business on March 13, 2018. We have sufficient liquidity through available cash and cash equivalents and additional borrowing capacity through repurchase agreements to retire the Notes when they mature on March 15, 2018.
The Notes are reported on our consolidated balance sheets net of unamortized debt issuance costs. Debt issuance costs are amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the Notes.
The following table summarizes retirements of the Notes during the year ended December 31, 2017.

$ in thousands	Year Ended December 31, 2017
Reacquisition price	262,069
Par value of Notes retired	(256,590)
Write off of unamortized debt issuance cost associated with Notes retired	1,335
Net loss on extinguishment of debt	6,814
Accrued interest payable on the Notes was approximately $2.1 million as of December 31, 2017 (2016: $5.9 million).

Note 8 – Collateral Positions
The following table summarizes the fair value of collateral that we have pledged under our repurchase agreements, secured loans, interest rate swaps and currency forward contracts as of December 31, 2017 and 2016. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Cash collateral pledged on bilateral swaps and currency forwards is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2017 and 2016, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	December 31, 2017	December 31, 2016
Repurchase Agreements:
Agency RMBS	11,788,765	8,654,233
CMBS	1,737,831	1,168,309
Non-Agency RMBS	1,143,373	1,887,550
GSE CRT	853,446	734,212
Total repurchase agreement collateral pledged	15,523,415	12,444,304
Secured Loans:
Agency RMBS	623,181	585,504
CMBS	1,304,315	1,346,078
Total secured loans collateral pledged	1,927,496	1,931,582
Interest Rate Swaps and Currency Forward Contracts:
Agency RMBS	23,705	46,312
Cash (1)	620	86,450
Total interest rate swaps and currency forward contracts collateral pledged	24,325	132,762
Total:
Mortgage-backed and GSE CRT securities	17,474,616	14,422,198
Cash	620	86,450
Total collateral pledged	17,475,236	14,508,648

Collateral Held	December 31, 2017	December 31, 2016
Interest Rate Swaps:
Cash	7,327	1,700
Non-cash collateral	—	536
Total collateral held	7,327	2,236

(1)	Cash collateral pledged on our currency forward contracts was $620,000 as of December 31, 2017. We did not pledge any collateral on our currency forward contracts as of December 31, 2016.
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
Interest Rate Swaps
Collateral pledged with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by a registered clearing organization through a Futures Commission Merchant ("FCM"). Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
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
The following table summarizes changes in the notional amount of our derivative instruments during 2017:

$ in thousands	Notional Amount as of January 1, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2017
Interest Rate Swaps	6,500,000	2,620,000	—	9,120,000
Currency Forward Contracts	62,308	284,328	(269,777)	76,859
Credit Derivatives	569,966	—	(16,473)	553,493
Total	7,132,274	2,904,328	(286,250)	9,750,352
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Effective December 31, 2013, we voluntarily discontinued cash flow hedge accounting for our interest rate swaps to gain greater flexibility in managing interest rate exposures. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $25.5 million as a decrease (2016: $5.2 million as an increase) to interest expense for the year ended December 31, 2017. During the next 12 months, we estimate that $25.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2017, $123.9 million (December 31, 2016: $149.1 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income.
As of December 31, 2017, we had the following interest rate derivatives outstanding:

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

Interest Rate Swaptions
We periodically purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of a portion of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would be equal to the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
As of December 31, 2017 and December 31, 2016, we have no outstanding interest rate swaptions.
Currency Forward Contracts
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. Realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts are recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations. As of December 31, 2017, we have $49.7 million (December 31, 2016: $49.0 million) of notional amount of forward contracts denominated in Pound Sterling and $27.2 million (December 31, 2016: $13.3 million) of notional amount of forward contracts denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. As of December 31, 2017 and 2016, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2017	December 31, 2016
Fair value amount	45,400	17,095
Notional amount	553,493	569,966
Maximum potential amount of future undiscounted payments	553,493	569,966
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2017 and 2016.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2017	As of December 31, 2016		As of December 31, 2017	As of December 31, 2016
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	6,896	3,085	Interest Rate Swaps Liability	31,548	133,833
Currency Forward Contracts	—	101	Currency Forward Contracts	1,217	395
As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for a centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of the rule change, cash collateral pledged on our centrally cleared interest rate swaps is settled against fair value of these swaps.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	23,343	28,305	51,648

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(6,017)	24,343	42,817	61,143

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(2,184)	24,822	(4,227)	18,411
Credit Default Swap Contract	1,044	723	(396)	1,371
Total	(1,140)	25,545	(4,623)	19,782
The following tables summarize the effect of interest rate swaps, interest rate swaptions, TBAs, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

$ in thousands	Year ended December 31, 2015
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(31,881)	(184,373)	(554)	(216,808)
Interest Rate Swaptions	(10,328)	—	8,521	(1,807)
TBAs	(2,292)	—	558	(1,734)
Futures Contracts	(943)	—	(90)	(1,033)
Currency Forward Contracts	1,172	—	1,162	2,334
Total	(44,272)	(184,373)	9,597	(219,048)
Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.
At December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $21.7 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted $23.7 million of Agency RMBS as of December 31, 2017. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under the agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net liability of $10.3 million as of December 31, 2017.
We were in compliance with all of the financial provisions of these counterparty agreements as of December 31, 2017.

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2017 and December 31, 2016. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for a centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $10.3 million at December 31, 2017 related to centrally cleared interest rate swaps is not included in the table below as a result of this change.
Offsetting of Derivative Assets
As of December 31, 2017

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(3)	6,896	—	6,896	—	(6,896)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2017

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	22,445	—	22,445	(21,169)	(620)	656
Repurchase Agreements (4)	14,080,801	—	14,080,801	(14,080,801)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,753,246	—	15,753,246	(15,751,970)	(620)	656
Offsetting of Derivative Assets
As of December 31, 2016

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(3)	3,186	—	3,186	(1,640)	(1,546)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2016

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	134,228	—	134,228	(45,738)	(85,787)	2,703
Repurchase Agreements (4)	11,160,669	—	11,160,669	(11,160,669)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
	12,944,897	—	12,944,897	(12,856,407)	(85,787)	2,703

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at December 31, 2017 and December 31, 2016, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $23.7 million and $46.3 million at December 31, 2017 and December 31, 2016, respectively. Cash collateral received on our derivatives was $7.3 million and $1.7 million at December 31, 2017 and December 31, 2016, respectively. Cash collateral pledged by us on our derivatives was $620,000 and $86.5 million at December 31, 2017 and December 31, 2016, respectively. As a result of rulebook changes governing central clearing activities effective January 3, 2017, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at December 31, 2017.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.5 billion and $12.4 billion at December 31, 2017 and December 31, 2016, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion and $1.9 billion at December 31, 2017 and December 31, 2016, respectively.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	18,145,354	45,400	—	18,190,754
Derivative assets	—	6,896	—	—	6,896
Other assets (4)	3,979	—	—	25,972	29,951
Total assets	3,979	18,152,250	45,400	25,972	18,227,601
Liabilities:
Derivative liabilities	—	32,765	—	—	32,765
Total liabilities	—	32,765	—	—	32,765

	December 31, 2016
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	14,964,236	17,095	—	14,981,331
Derivative assets	—	3,186	—		3,186
Other assets (4)	500	—	—	33,301	33,801
Total assets	500	14,967,422	17,095	33,301	15,018,318
Liabilities:
Derivative liabilities	—	134,228	—	—	134,228
Total liabilities	—	134,228	—	—	134,228

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of December 31, 2017, the net embedded derivative asset position of $45.4 million includes $46.5 million of embedded derivatives in an asset position and $1.1 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative asset position of $17.1 million includes $21.0 million of embedded derivatives in an asset position and $3.9 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2017 and December 31, 2016, the weighed average remaining term of investments in unconsolidated ventures is 1.9 years and 1.3 years, respectively.

(4)	Includes $4.0 million and $500,000 of investments in an exchange-traded fund as of December 31, 2017 and December 31, 2016, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2017	December 31, 2016
Beginning balance	17,095	(25,722)
Sales and settlements	—	6,017
Total net gains / (losses) included in net income:
Realized gains/(losses), net	—	(6,017)
Unrealized gains/(losses), net (1)	28,305	42,817
Ending balance	45,400	17,095

(1)
Included in realized and unrealized credit derivative income (loss), net in the consolidated statements of operations are $28.3 million in net unrealized gains and $36.2 million in net unrealized gains attributable to assets still held as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2016, we reversed $6.6 million in net unrealized gains on securities sold during the period.

The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2017	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	45,400	Market Comparables, Vendor Pricing	Weighted average life	2.6 - 6.8 years	4.8 years

	Fair Value at
$ in thousands	December 31, 2016	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	17,095	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 7.7 years	5.3 years
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Commercial loans, held-for-investment	191,808	191,930	273,355	275,319
Other assets	74,250	74,250	74,250	74,250
Total	266,058	266,180	347,605	349,569
Financial Liabilities:
Repurchase agreements	14,080,801	14,080,460	11,160,669	11,161,034
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	143,231	143,948	397,041	400,000
Total	15,874,032	15,874,408	13,207,710	13,211,034
The following describes our methods for estimating the fair value for financial instruments.

•
The estimated fair value of commercial loans held-for-investment is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on monthly basis by an independent third party valuation agent using a discounted cash flow technique.

112

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
Our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2017, we reimbursed our Manager $801,000 (2016: $695,000; 2015: $544,000) for costs of support personnel that are fully dedicated to our business.
We have invested $74.4 million as of December 31, 2017 (2016: $149.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the year ended December 31, 2017, we did not receive any fees or pay our Manager any fees related to such transactions. For the year ended December 31, 2016, we paid our Manager $690,000 (2015: $1.3 million) related to such transactions.
Management Fee
We pay our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception including proceeds from the issuance of operating partnership units to an affiliate of our Manager, plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholder's equity excludes (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
$ in thousands	2017	2016	2015
Incurred costs, prepaid or expensed	5,997	6,986	6,463
Incurred costs, charged against equity as a cost of raising capital	299	—	22
Incurred costs, capitalized to other assets	—	50	—
Total incurred costs, originally paid by our Manager	6,296	7,036	6,485
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
As of July 27, 2017, we have the option to redeem shares of our Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of Series B Preferred Stock after December 27, 2024 and shares of Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Common Stock
Prior to April 1, 2016, we had a dividend reinvestment and stock purchase plan (the “DRSPP”) that allowed participating stockholders to purchase shares of common stock directly from us. DRSPP participants also had the ability to automatically reinvest all or a portion of their dividends in exchange for additional shares of common stock.
During the year ended December 31, 2016, we issued 3,201 (2015: 12,945) shares of common stock at an average price of $11.08 (2015: $14.75) under the DRSPP. We received total proceeds of approximately $35,000 (2015: $191,000). Effective April 1, 2016, we terminated our DRSPP and replaced the DSRPP program with a direct stock purchase plan and dividend reinvestment program administered by an affiliate of our transfer agent.

In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares will be registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of December 31, 2017, we have not sold any shares of common stock under the equity distribution agreement.
Securities Convertible into Shares of Common Stock
The non-controlling interest holder of our Operating Partnership, a wholly-owned Invesco subsidiary, has the right to cause the Operating Partnership to redeem their operating partnership units ("OP Units") for cash equal to the market value of an equivalent number of shares of common stock, or at our option, we may purchase their OP Units by issuing one share of common stock for each OP Unit redeemed.
Upon completion of our initial public offering, we entered into a registration rights agreement with Invesco. Under the registration rights agreement, we have granted Invesco (i) unlimited demand registration rights to have the common stock and OP Units owned by Invesco and any shares of common stock granted to our Manager registered for resale and (ii) in certain circumstances, the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager under the management agreement.
Our Exchangeable Senior Notes are also convertible into shares of common stock. On March 12, 2013, we entered into a registration rights agreement with the initial purchasers of our Exchangeable Senior Notes. Under the registration rights agreement, we agreed to file a prospectus supplement to our automatic shelf registration statement if requested by noteholders to add such noteholders as selling securityholders. If our automatic shelf registration ceases to be effective, additional interest will accrue on the Notes, subject to certain exceptions. Refer to Note 7 - "Borrowings" for further discussion of the Exchangeable Senior Notes.
We have adopted an equity incentive plan which allows us to grant securities convertible into our common stock to our independent directors and employees of our Manager and its affiliates. Refer to "Share Based Compensation" below for further discussion of our equity incentive plan.
Share Repurchase Program
In December 2011, our board of directors approved a share repurchase program with no stated expiration date.
We did not purchase any shares during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased and concurrently retired 2,063,451 shares of our common stock at a weighted average repurchase price of $12.12 per share for a net cost of $25.0 million, including acquisition expenses. As of December 31, 2017, we had authority to purchase 18,239,082 additional shares of our common stock through the share repurchase program.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2017, 792,520 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $453,000 (2016: $340,000; 2015: $340,000) related to awards to our independent directors for the year ended December 31, 2017. During the year ended December 31, 2017, we issued 25,006 shares (2016: 25,068 shares; 2015: 23,776 shares) of common stock under the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $138,000 (2016: $100,000; 2015: $219,000) for the year ended December 31, 2017 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At December 31, 2017, there was approximately $239,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 15 months.

The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2017.

	Year Ended December 31,
	2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	18,807	$14.37
Shares granted during the year	8,115	15.55
Shares vested during the year	(7,095)	15.78
Unvested at the end of the year	19,827	$14.35

(1)	The grant date fair value of restricted stock unit awards is based on the closing market price of our common stock at the grant date.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") at December 31, 2017 and December 31, 2016, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(9,885)	—	(9,885)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,508	—	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(25,544)	(25,544)
Currency translation adjustments on investment in unconsolidated venture	863	—	—	863
Total other comprehensive income (loss), net	863	(8,377)	(25,544)	(33,058)

AOCI balance at beginning of period	95	144,458	149,115	293,668
Other comprehensive income/(loss), net	863	(8,377)	(25,544)	(33,058)
Other comprehensive income/(loss) attributable to non-controlling interest	(11)	106	323	418
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
AOCI balance at end of period	947	136,188	123,894	261,029

	December 31, 2016
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(37,632)	—	(37,632)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	6,134	—	6,134
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	5,154	5,154
Currency translation adjustments on investment in unconsolidated venture	128	—	—	128
Total other comprehensive income (loss), net	128	(31,498)	5,154	(26,216)

AOCI balance at beginning of period	(32)	170,383	148,273	318,624
Other comprehensive income/(loss), net	128	(31,498)	5,154	(26,216)
Other comprehensive income/(loss) attributable to non-controlling interest	(1)	412	(63)	348
Rebalancing of ownership percentage of non-controlling interest	—	5,161	(4,249)	912
AOCI balance at end of period	95	144,458	149,115	293,668
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
Dividends
The following table sets forth the dividends declared per share of our common stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2017
December 14, 2017	$0.42	January 26, 2018
September 14, 2017	$0.41	October 26, 2017
June 15, 2017	$0.40	July 26, 2017
March 15, 2017	$0.40	April 26, 2017
2016
December 15, 2016	$0.40	January 26, 2017
September 14, 2016	$0.40	October 26, 2016
June 15, 2016	$0.40	July 26, 2016
March 15, 2016	$0.40	April 26, 2016

The following table sets forth the dividends declared per share of our Series A Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2017
December 14, 2017	$0.4844	January 25, 2018
September 14, 2017	$0.4844	October 25, 2017
June 15, 2017	$0.4844	July 25, 2017
March 15, 2017	$0.4844	April 25, 2017
2016
December 15, 2016	$0.4844	January 25, 2017
September 14, 2016	$0.4844	October 25, 2016
June 15, 2016	$0.4844	July 25, 2016
March 15, 2016	$0.4844	April 25, 2016
The following table sets forth the dividends declared per share of our Series B Preferred Stock.

Date Declared	Dividends Declared Per Share
	Amount	Date of Payment
2017
September 14, 2017	$0.4844	December 27, 2017
June 15, 2017	$0.4844	September 27, 2017
March 15, 2017	$0.4844	June 27, 2017
2016
December 15, 2016	$0.4844	March 27, 2017
September 14, 2016	$0.4844	December 27, 2016
June 15, 2016	$0.4844	September 27, 2016
March 15, 2016	$0.4844	June 27, 2016
On September 14, 2017, we declared a dividend on Series C Preferred Stock of $0.68229 per share that was paid on December 27, 2017 for the period from the date of issuance, August 16, 2017, to but not including the dividend payment date, December 27, 2017. For the year ended December 31, 2017, we reduced net income attributable to common stockholders by approximately $373,000 to account for accumulated but unpaid dividends for the period from December 27, 2017 to December 31, 2017 on our Series B and Series C Preferred Stock.

The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2017 and 2016.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2017 (1)	1.937600	1.937600	—	—
Fiscal tax year 2016 (2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2017	1.937600	1.937600	—	—
Fiscal tax year 2016 (3)	1.937600	1.937600	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2017	0.682290	0.682290	—	—

Common Stock Dividends
Fiscal tax year 2017	1.630000	1.480040	—	0.149960
Fiscal tax year 2016 (4)	1.600000	1.857840	—	—

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 14, 2017 having a record date of January 1, 2018, which for federal income tax purposes is a fiscal tax year 2018 dividend.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2016 having a record date of January 1, 2017, which for federal income tax purposes is a fiscal tax year 2017 dividend.

(3)	Excludes preferred stock dividend of $0.4844 per share declared on December 15, 2016 having a record date of March 5, 2017, which for federal income tax purposes is a fiscal tax year 2017 dividend.

(4)	Ordinary dividends include $0.257840 of spillover dividend carried-forward from fiscal tax year 2015.

Note 14 – Earnings per Common Share
Earnings per share for the years ended December 31, 2017, 2016 and 2015 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2017	2016	2015
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	320,527	231,547	89,847
Effect of dilutive securities:
Income allocated to exchangeable senior notes	13,340	22,467	—
Income (loss) allocated to non-controlling interest	4,450	3,287	1,344
Dilutive net income (loss) available to stockholders	338,317	257,301	91,191
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,610	111,973	121,378
Effect of dilutive securities:
Restricted stock awards	20	20	41
Non-controlling interest OP Units	1,425	1,425	1,425
Exchangeable senior notes	9,986	16,836	—
Dilutive Shares	123,041	130,254	122,844
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	2.87	2.07	0.74
Diluted	2.75	1.98	0.74
The following potential common shares were excluded from diluted earnings per common share for the year ended December 31, 2015 as the effect would be anti-dilutive: 16,835,720 for the exchangeable senior notes.
Note 15 – Non-controlling Interest – Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock (“Share” or “Shares”) or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying consolidated balance sheets. As of December 31, 2017 and December 31, 2016, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership. During the third quarter of 2017, we recorded a cumulative out-of-period adjustment to rebalance equity in our Operating Partnership. The effect of the entry was to increase additional paid-in capital by $3.6 million and decrease non-controlling interest by $3.6 million. The adjustment did not have any impact on our consolidated statement of operations.
Income allocated to the non-controlling interest is based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
$ in thousands	2017	2016	2015
Net income (loss) allocated	4,450	3,287	1,344
Distributions paid	2,294	2,280	2,494
As of December 31, 2017, distributions payable to the non-controlling interest were approximately $598,500 (2016: $570,000).

Note 16 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments as of December 31, 2017 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2017, our undrawn capital and purchase commitments were $10.2 million (2016: $15.5 million).
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, we purchase and originate commercial loans. As of December 31, 2017, we have unfunded commitments on commercial loans held-for-investment of $4.8 million (2016: $9.7 million).
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries.  We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses under these contracts and expect the risk of loss to be remote.

Note 17 – Summarized Quarterly Results of Operations (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 17	Q3 17	Q2 17	Q1 17	Q4 16	Q3 16	Q2 16	Q1 16
Interest Income
Mortgage-backed and credit risk transfer securities	147,509	134,138	121,027	118,873	108,871	112,467	112,860	122,246
Commercial loans	5,472	6,251	6,021	5,764	5,718	5,680	5,947	4,893
Total interest income	152,981	140,389	127,048	124,637	114,589	118,147	118,807	127,139
Interest Expense
Repurchase agreements	51,955	45,907	36,072	29,947	26,048	24,892	31,260	41,800
Secured loans	5,878	5,544	4,535	3,413	2,738	2,746	2,688	2,715
Exchangeable senior notes	2,104	2,724	3,504	5,008	5,620	5,620	5,614	5,613
Total interest expense	59,937	54,175	44,111	38,368	34,406	33,258	39,562	50,128
Net interest income	93,044	86,214	82,937	86,269	80,183	84,889	79,245	77,011
Other income (loss)
Gain (loss) on investments, net	(17,153)	(11,873)	11,175	(1,853)	(23,402)	(7,155)	1,414	11,601
Equity in earnings of unconsolidated ventures	(47)	408	(154)	(1,534)	400	729	202	1,061
Gain (loss) on derivative instruments, net	64,251	1,955	(53,513)	5,462	230,713	35,378	(90,363)	(238,543)
Realized and unrealized credit derivative income (loss), net	13,220	(2,930)	21,403	19,955	3,579	31,926	17,228	8,410
Net loss on extinguishment of debt	(233)	(1,344)	(526)	(4,711)	—	—	—	—
Other investment income (loss), net	1,206	2,313	2,533	1,329	(1,385)	(554)	(2,745)	(318)
Total other income (loss)	61,244	(11,471)	(19,082)	18,648	209,905	60,324	(74,264)	(217,789)
Expenses	11,972	11,254	10,635	10,885	10,745	8,555	10,957	11,549
Net income (loss)	142,316	63,489	53,220	94,032	279,343	136,658	(5,976)	(152,327)
Net income (loss) attributable to non-controlling interest	1,794	800	670	1,186	3,522	1,723	(75)	(1,883)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	140,522	62,689	52,550	92,846	275,821	134,935	(5,901)	(150,444)
Dividends to preferred stockholders	3,086	13,562	5,716	5,716	5,716	5,716	5,716	5,716
Net income (loss) attributable to common stockholders	137,436	49,127	46,834	87,130	270,105	129,219	(11,617)	(156,160)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.23	0.44	0.42	0.78	2.42	1.16	(0.10)	(1.38)
Diluted	1.18	0.43	0.41	0.73	2.15	1.05	(0.10)	(1.38)
Note 18 – Subsequent Events
We have reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2017

$ in thousands
Asset Type	Property Type	Location	Interest Rate	Maturity Date (1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan	Hotel	FL	L+7.23%	7/1/2018	I	—	21,000	20,990		—
Mezzanine Loan	Office	AZ	L+6.96%	8/1/2018	I	—	33,647	33,628		—
Mezzanine Loan	Hotel	International	7.50%	12/1/2018	I	—	46,668	46,621		—
Mezzanine Loan	Retail/Mixed Use	FL	L+7.25%	2/1/2020	I	—	28,000	28,000		—
Mezzanine Loan	Hotel	TX	L+8.50%	2/28/2021	I	—	25,000	25,000		—
Mezzanine Loan	Multifamily	FL	L+7.50%	2/7/2018	I	—	10,000	9,994		—
Mezzanine Loan	Multifamily	TX	L+7.50%	2/7/2018	I	—	7,000	6,996		—
Mezzanine Loan	Office	CA	L+7.65%	3/31/2019	I	—	20,579	20,579		—
							191,894	191,808	(3)	—

(1) Based on the contractual maturity date. Certain loans may contain either an option to repay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

(2) Interest ("I") only until stated maturity of the loan.
(3) The aggregate cost for federal income tax purposes is $191.8 million.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2017	2016		2015
Beginning balance							273,355	209,062		3,510,759
Additions:
Originations and purchases of new loans							4,799	87,474		530,399
Premium (discount) on new loans							—	(272)		(131)
Amortization of commercial loan origination fees and premium (discount)							337	302		(6,204)
Deductions:
Collection of principal							90,713	15,000		642,361
Reduction in provision for loan losses							—	—		(213)
Loss on foreign currency revaluation							(4,030)	8,211		1,951
Deconsolidation of VIEs							—	—		3,181,662
Ending balance							191,808	273,355		209,062

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 20, 2018
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 20, 2018
	R. Lee Phegley, Jr.	(principal financial and accounting officer)

By:	/s/ John S. Day	Director	February 20, 2018
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 20, 2018
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 20, 2018
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 20, 2018
James R. Lientz, Jr.

By:	/s/ Dennis P. Lockhart	Director	February 20, 2018
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 20, 2018
Gregory G. McGreevey

By:	/s/ Colin D. Meadows	Director	February 20, 2018
Colin D. Meadows

