Form 10-Q
period 2018-03-31
Invesco Mortgage Capital Inc.
filed 2018-05-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 1, 2018, there were 111,636,723 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	March 31, 2018	December 31, 2017
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,185,870 and $17,560,811, respectively)	17,622,234	18,190,754
Commercial loans, held-for-investment	184,255	191,808
Cash and cash equivalents	117,124	88,381
Restricted cash	2,400	620
Due from counterparties	5,375	—
Investment related receivable (including pledged securities of $189,263 and $0, respectively)	256,899	73,217
Derivative assets, at fair value	26,385	6,896
Other assets	107,372	105,580
Total assets	18,322,044	18,657,256
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,911,137	14,080,801
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	—	143,231
Derivative liabilities, at fair value	20,354	32,765
Dividends and distributions payable	50,199	50,193
Investment related payable	109,080	5,191
Accrued interest payable	18,238	17,845
Collateral held payable	27,553	7,327
Accounts payable and accrued expenses	1,712	2,200
Due to affiliate	11,415	10,825
Total liabilities	15,799,688	16,000,378
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,636,723 and 111,624,159 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,384,626	2,384,356
Accumulated other comprehensive income	133,352	261,029
Retained earnings (distributions in excess of earnings)	(584,750)	(579,334)
Total stockholders’ equity	2,497,668	2,630,491
Non-controlling interest	24,688	26,387
Total equity	2,522,356	2,656,878
Total liabilities and equity	18,322,044	18,657,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	149,003	118,873
Commercial loans	4,222	5,764
Total interest income	153,225	124,637
Interest Expense
Repurchase agreements	59,585	29,947
Secured loans	6,927	3,413
Exchangeable senior notes	1,621	5,008
Total interest expense	68,133	38,368
Net interest income	85,092	86,269
Other Income (loss)
Gain (loss) on investments, net	(160,370)	(1,853)
Equity in earnings (losses) of unconsolidated ventures	896	(1,534)
Gain (loss) on derivative instruments, net	133,367	5,462
Realized and unrealized credit derivative income (loss), net	3,165	19,955
Net loss on extinguishment of debt	(26)	(4,711)
Other investment income (loss), net	3,102	1,329
Total other income (loss)	(19,866)	18,648
Expenses
Management fee – related party	10,221	8,801
General and administrative	1,756	2,084
Total expenses	11,977	10,885
Net income	53,249	94,032
Net income attributable to non-controlling interest	671	1,186
Net income attributable to Invesco Mortgage Capital Inc.	52,578	92,846
Dividends to preferred stockholders	11,107	5,716
Net income attributable to common stockholders	41,471	87,130
Earnings per share:
Net income attributable to common stockholders
Basic	0.37	0.78
Diluted	0.37	0.73
Dividends declared per common share	0.42	0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2018	2017
Net income	53,249	94,032
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(132,317)	16,289
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	9,237	850
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,539)	(6,298)
Currency translation adjustments on investment in unconsolidated venture	312	(615)
Total other comprehensive income (loss)	(129,307)	10,226
Comprehensive income (loss)	(76,058)	104,258
Less: Comprehensive (income) loss attributable to non-controlling interest	959	(1,315)
Less: Dividends to preferred stockholders	(11,107)	(5,716)
Comprehensive income (loss) attributable to common stockholders	(86,206)	97,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2018
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income	—	—	—	—	—	—	—	—	—	—	52,578	52,578	671	53,249
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(127,677)	—	(127,677)	(1,630)	(129,307)
Stock awards	—	—	—	—	—	—	12,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(46,887)	(46,887)	—	(46,887)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(599)	(599)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)	—	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	127	—	—	127	2	129
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	143	—	—	143	(143)	—
Balance at March 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,636,723	1,116	2,384,626	133,352	(584,750)	2,497,668	24,688	2,522,356
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2018	2017
Cash Flows from Operating Activities
Net income	53,249	94,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	12,663	18,888
Realized and unrealized (gain) loss on derivative instruments, net	(145,479)	(28,356)
Realized and unrealized (gain) loss on credit derivatives, net	2,468	(14,148)
(Gain) loss on investments, net	160,370	1,853
(Income) loss from investments in unconsolidated ventures in excess of distributions received	(352)	1,760
Other amortization	(6,265)	(5,736)
Net loss on extinguishment of debt	26	4,711
(Gain) loss on foreign currency transactions, net	(1,800)	(513)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,334	(2,618)
Increase (decrease) in operating liabilities	562	(7,103)
Net cash provided by operating activities	76,776	62,770
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(298,859)	(1,846,444)
(Contributions to) distributions from investments in unconsolidated ventures, net	(1,532)	(2,636)
Purchase of exchange-traded fund	—	(3,508)
Principal payments from mortgage-backed and credit risk transfer securities	488,123	562,190
Proceeds from sale of mortgage-backed and credit risk transfer securities	—	180,809
Proceeds from/ (payments for) settlement or termination of forwards, swaps and futures, net	113,578	14,918
Net change in due from counterparties and collateral held payable	14,853	2,032
Principal payments from commercial loans held-for-investment	10,042	—
Origination and advances of commercial loans, net of origination fees	(698)	(2,014)
Net cash provided by (used in) investing activities	325,507	(1,094,653)
Cash Flows from Financing Activities
Proceeds from repurchase agreements	35,711,164	30,147,699
Principal repayments of repurchase agreements	(35,880,828)	(29,017,053)
Extinguishment of exchangeable senior notes	(143,433)	(153,750)
Payments of deferred costs	(76)	—
Payments of dividends and distributions	(58,587)	(50,924)
Net cash (used in) provided by financing activities	(371,760)	925,972
Net change in cash, cash equivalents and restricted cash	30,523	(105,911)
Cash, cash equivalents and restricted cash, beginning of period	89,001	161,788
Cash, cash equivalents and restricted cash, end of period	119,524	55,877
Supplement Disclosure of Cash Flow Information
Interest paid	73,811	51,058
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(123,080)	(17,139)
Dividends and distributions declared not paid	50,199	50,928
Net change in investment related payable (receivable)	80,688	174,217
Net change in repurchase agreements, not settled	—	(1,416)
Change in due from counterparties and collateral held payable	—	86,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership"), as its sole general partner. As of March 31, 2018, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017, other than the significant accounting policy disclosed below.
Restricted Cash
Restricted cash represents cash posted with the Federal Home Loan Bank of Indianapolis ("FHLBI") as collateral for secured loans and cash posted with counterparties as collateral for various derivative instruments.  Cash held by counterparties as collateral is legally restricted and is not available for general corporate purposes.
Accounting Pronouncements Recently Adopted

Effective January 1, 2018, we adopted the accounting guidance that amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard requires that all equity investments, other than those accounted for as equity method investments, be measured at fair value with changes recognized in income. As of January 1, 2018, we had three types of equity investments: investments in unconsolidated ventures, an investment in an exchange traded fund, and an investment in FHLBI stock. Our investments in unconsolidated ventures are accounted for as equity method investments, and our investment in an exchange-traded fund is measured at fair value with changes recognized in income. While the standard eliminates the cost method for equity investments without readily determinable fair values, it does allow an election to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus adjustments for observable price changes. We have elected to record our investment in FHLBI stock at cost, less impairment. As such, the adoption of this accounting guidance did not impact our financial condition or results of operations. The standard also amends certain disclosure requirements for financial instruments. Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" for a tabular summary of the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type.
Effective January 1, 2018, we adopted the accounting guidance that is intended to reduce diversity in how restricted cash and certain transactions are classified in the statement of cash flows. The new guidance requires that the statement of cash flows explain the difference during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted the accounting standard on a retrospective basis, which required us to restate our statement of cash flows for the three months ended March 31, 2017. The adoption resulted in an $8.1 million decrease in net cash provided by operating activities, $10.1 million decrease in net cash used in investing activities and $2.0 million decrease in net cash provided by financing activities. We included restricted cash of $2.4 million and $620,000 as of March 31, 2018 and December 31, 2017, respectively, in our reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.
Note 3 - Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2018 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
CMBS	3,189,281	3,189,281
Non-Agency RMBS	1,194,952	1,194,952
Investments in unconsolidated ventures	28,168	28,168
Total	4,412,401	4,412,401
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of March 31, 2018 and December 31, 2017.

March 31, 2018
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)	Quarterly Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,603,748	102,652	2,706,400	(96,848)	2,609,552	2.22%	2.04%
30 year fixed-rate	7,546,645	290,890	7,837,535	(175,497)	7,662,038	3.14%	2.96%
ARM*	227,154	1,419	228,573	(907)	227,666	2.59%	2.32%
Hybrid ARM	1,617,558	24,314	1,641,872	(18,334)	1,623,538	2.54%	2.24%
Total Agency pass-through	11,995,105	419,275	12,414,380	(291,586)	12,122,794	2.85%	2.65%
Agency-CMO (3)	1,146,728	(880,126)	266,602	(12,648)	253,954	2.97%	2.51%
CMBS (4)	3,899,661	(703,191)	3,196,470	(7,189)	3,189,281	4.92%	4.85%
Non-Agency RMBS (5)(6)(7)	2,672,496	(1,606,280)	1,066,216	128,736	1,194,952	7.19%	7.08%
GSE CRT (8)	750,873	23,609	774,482	86,771	861,253	2.61%	3.00%
Total	20,464,863	(2,746,713)	17,718,150	(95,916)	17,622,234	3.48%	3.32%
* Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of March 31, 2018 and incorporates future prepayment and loss assumptions.

(2)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 81.4% of principal/notional balance, 19.4% of amortized cost and 17.6% of fair value.

(4)	CMBS includes interest-only securities which represent 15.6% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(5)	Non-Agency RMBS held by us is 51.8% variable rate, 38.0% fixed rate and 10.1% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $191.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities ("Non-Agency IO") which represent 51.9% of principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2017
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)	Quarterly Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,917,307	119,120	3,036,427	(61,645)	2,974,782	2.17%	1.98%
30 year fixed-rate	7,354,211	295,977	7,650,188	(9,648)	7,640,540	3.09%	2.90%
ARM	238,486	1,609	240,095	1,105	241,200	2.60%	2.36%
Hybrid ARM	1,696,148	26,066	1,722,214	(2,829)	1,719,385	2.54%	2.25%
Total Agency pass-through	12,206,152	442,772	12,648,924	(73,017)	12,575,907	2.79%	2.58%
Agency-CMO (3)	1,226,539	(942,290)	284,249	(10,306)	273,943	2.91%	2.74%
CMBS (4)	3,879,775	(704,097)	3,175,678	40,739	3,216,417	4.92%	4.77%
Non-Agency RMBS (5)(6)(7)	2,785,704	(1,661,683)	1,124,021	133,587	1,257,608	7.19%	7.18%
GSE CRT (8)	757,183	24,306	781,489	85,390	866,879	2.45%	2.79%
Total	20,855,353	(2,840,992)	18,014,361	176,393	18,190,754	3.42%	3.27%

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2017 and incorporates future prepayment and loss assumptions.

(2)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 81.8% of principal (notional) balance, 20.9% of amortized cost and 18.7% of fair value.

(4)	CMBS includes interest-only securities which represent 15.8% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(5)	Non-Agency RMBS held by us is 52.2% variable rate, 37.8% fixed rate, and 10.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $195.3 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 51.5% of principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2018 and December 31, 2017. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of March 31, 2018, $6.6 billion (December 31, 2017: $6.5 billion) or 37.6% (December 31, 2017: 35.6%) of our MBS and GSE CRT are accounted for under the fair value option.

	March 31, 2018			December 31, 2017
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	2,484,470	125,082	2,609,552	2,842,440	132,342	2,974,782
30 year fixed-rate	2,333,288	5,328,750	7,662,038	2,467,871	5,172,669	7,640,540
ARM*	227,666	—	227,666	241,200	—	241,200
Hybrid ARM	1,623,538	—	1,623,538	1,719,385	—	1,719,385
Total Agency pass-through	6,668,962	5,453,832	12,122,794	7,270,896	5,305,011	12,575,907
Agency-CMO	190,930	63,024	253,954	203,351	70,592	273,943
CMBS	2,339,249	850,032	3,189,281	2,376,413	840,004	3,216,417
Non-Agency RMBS	1,174,590	20,362	1,194,952	1,236,178	21,430	1,257,608
GSE CRT	629,952	231,301	861,253	635,537	231,342	866,879
Total	11,003,683	6,618,551	17,622,234	11,722,375	6,468,379	18,190,754

The components of the carrying value of our MBS and GSE CRT portfolio at March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,696,263	2,768,600	20,464,863
Unamortized premium	494,730	—	494,730
Unamortized discount	(559,366)	(2,682,077)	(3,241,443)
Gross unrealized gains (1)	277,526	4,716	282,242
Gross unrealized losses (1)	(368,916)	(9,242)	(378,158)
Fair value	17,540,237	81,997	17,622,234

	December 31, 2017
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,974,390	2,880,963	20,855,353
Unamortized premium	521,626	—	521,626
Unamortized discount	(577,344)	(2,785,274)	(3,362,618)
Gross unrealized gains (1)	336,543	5,113	341,656
Gross unrealized losses (1)	(155,146)	(10,117)	(165,263)
Fair value	18,100,069	90,685	18,190,754

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2018 and 2017 is provided later in this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2018 and December 31, 2017.

$ in thousands	March 31, 2018	December 31, 2017
Less than one year	106,835	135,559
Greater than one year and less than five years	7,156,838	7,934,836
Greater than or equal to five years	10,358,561	10,120,359
Total	17,622,234	18,190,754

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.
March 31, 2018

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	300,750	(3,026)	71	2,072,058	(96,994)	129	2,372,808	(100,020)	200
30 year fixed-rate	5,816,164	(149,050)	185	913,526	(45,945)	56	6,729,690	(194,995)	241
ARM	129,244	(1,776)	14	754	(32)	1	129,998	(1,808)	15
Hybrid ARM	701,155	(10,134)	84	480,849	(12,250)	46	1,182,004	(22,384)	130
Total Agency pass-through (1)	6,947,313	(163,986)	354	3,467,187	(155,221)	232	10,414,500	(319,207)	586
Agency-CMO (2)	157,601	(11,414)	46	76,278	(3,303)	5	233,879	(14,717)	51
CMBS (3)	1,617,640	(33,804)	125	171,683	(7,753)	16	1,789,323	(41,557)	141
Non-Agency RMBS (4)	138,721	(1,284)	28	85,870	(1,393)	10	224,591	(2,677)	38
Total	8,861,275	(210,488)	553	3,801,018	(167,670)	263	12,662,293	(378,158)	816

(1)	Amounts disclosed includes Agency RMBS with a fair value of $5.3 billion for which the fair value option has been elected. Such securities have unrealized losses of $146.2 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $26.3 million and $18.4 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $9.0 million and $694,000, respectively.

(3)	Amounts disclosed includes CMBS with a fair value of $769.0 million for which the fair value option has been elected. Such securities have unrealized losses of $22.4 million.

(4)	Amounts disclosed includes Non-Agency IO with a fair value of $12.5 million for which the fair value option has been elected. Such securities have unrealized losses of $204,000.

December 31, 2017

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	111,020	(321)	26	2,406,021	(67,285)	133	2,517,041	(67,606)	159
30 year fixed-rate	3,677,576	(20,730)	107	963,547	(27,158)	56	4,641,123	(47,888)	163
ARM	101,173	(902)	12	—	—	—	101,173	(902)	12
Hybrid ARM	614,321	(4,189)	73	517,642	(8,091)	47	1,131,963	(12,280)	120
Total Agency pass-through (1)	4,504,090	(26,142)	218	3,887,210	(102,534)	236	8,391,300	(128,676)	454
Agency-CMO (2)	75,299	(10,433)	44	81,988	(2,309)	5	157,287	(12,742)	49
CMBS (3)	892,553	(17,612)	81	135,139	(3,792)	12	1,027,692	(21,404)	93
Non-Agency RMBS (4)	84,439	(709)	15	96,263	(1,732)	11	180,702	(2,441)	26
Total	5,556,381	(54,896)	358	4,200,600	(110,367)	264	9,756,981	(165,263)	622

(1)	Amounts disclosed includes Agency RMBS with a fair value of $3.4 billion for which the fair value option has been elected. Such securities have unrealized losses of 22.8 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $36.5 million and $9.5 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $10.1 million and $88,000, respectively.

(3)	Amounts disclosed includes CMBS with a fair value of $596.0 million for which the fair value option has been elected. Such securities have unrealized losses of $8.9 million.

(4)	Amounts disclosed includes Non-Agency IO with a fair value of $530,000 for which the fair value option has been elected. Such securities have unrealized losses of $39,000.
Gross unrealized losses on our Agency RMBS and CMO were $319.2 million (December 31, 2017: $128.7 million) and $5.7 million (December 31, 2017: $2.7 million), respectively, at March 31, 2018. Due to the inherent credit quality of Agency RMBS and CMO, we determined that at March 31, 2018 and December 31, 2017, any unrealized losses on our Agency RMBS and CMO portfolio are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and CMBS were $53.3 million (December 31, 2017: $33.9 million) at March 31, 2018. We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment on a quarterly basis.
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
The following table represents OTTI included in earnings for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in thousands	2018	2017
RMBS interest-only securities	4,309	291
Non-Agency RMBS (1)	50	241
Total	4,359	532

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option. As of March 31, 2018, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
Gross realized gains on sale of investments	—	904
Gross realized losses on sale of investments	(9,237)	(1,911)
Other-than-temporary impairment losses	(4,359)	(532)
Net unrealized gains and losses on MBS accounted for under the fair value option	(147,195)	(3,602)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	434	3,279
Net unrealized gains and losses on trading securities	(13)	9
Total gain (loss) on investments, net	(160,370)	(1,853)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2018 and 2017. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	108,317	(23,222)	85,095
CMBS	37,293	1,426	38,719
Non-Agency	14,012	5,177	19,189
GSE CRT	6,525	(697)	5,828
Other	172	—	172
Total	166,319	(17,316)	149,003
For the three months ended March 31, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency	91,231	(28,578)	62,653
CMBS	29,676	(2,634)	27,042
Non-Agency	20,614	4,387	25,001
GSE CRT	4,487	(371)	4,116
Other	61	—	61
Total	146,069	(27,196)	118,873

Note 5 – Commercial Loans Held-for-Investment
The following table summarizes purchased or originated commercial mezzanine loans held-for-investment as of March 31, 2018 and December 31, 2017.

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
March 31, 2018	7	184,311	(56)	184,255	8.72%	1.1
December 31, 2017	8	191,894	(86)	191,808	8.52%	1.2

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of March 31, 2018 and December 31, 2017 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.
Note 6 – Other Assets
The following table summarizes our other assets as of March 31, 2018 and December 31, 2017.

$ in thousands	March 31, 2018	December 31, 2017
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	28,168	25,972
Investment in exchange-traded fund	3,966	3,979
Prepaid expenses and other assets	988	1,379
Total	107,372	105,580
IAS Services LLC, our wholly-owned subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in the FHLBI. The stock is recorded at cost.
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

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following tables summarize certain characteristics of our borrowings at March 31, 2018 and December 31, 2017. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	March 31, 2018
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	10,864,430	1.88%	26
CMBS	1,482,869	2.97%	13
Non-Agency RMBS	882,571	3.09%	24
GSE CRT	681,267	3.02%	26
Total Repurchase Agreements	13,911,137	2.13%	25
Secured Loans	1,650,000	1.88%	2,227
Total Borrowings	15,561,137	2.10%	259

$ in thousands	December 31, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,111,755	1.58%	25
CMBS	1,396,330	2.61%	9
Non-Agency RMBS	915,225	2.77%	31
GSE CRT	657,491	2.78%	24
Total Repurchase Agreements	14,080,801	1.82%	25
Secured Loans	1,650,000	1.52%	2,317
Exchangeable Senior Notes (1)	143,410	5.00%	74
Total Borrowings	15,874,211	1.82%	263

(1)	The carrying value of exchangeable senior notes was $143.2 million as of December 31, 2017. The carrying value was net of unamortized debt issuance costs of $179,000 as of December 31, 2017.
The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	March 31, 2018
4/1/2018 - 3/31/2019	13,911,137
4/1/2019 - 3/31/2020	300,000
4/1/2020 - 3/31/2021	100,000
4/1/2021 - 3/31/2022	—
4/1/2022 - 3/31/2023	—
Thereafter	1,250,000
Total	15,561,137

The following tables summarize certain characteristics of our repurchase agreements and secured loans at March 31, 2018 and December 31, 2017.

March 31, 2018
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC	1,948,586	12.5%	2,057,152
ING Financial Markets	1,411,676	9.1%	1,489,621
RBC	1,098,363	7.1%	1,329,727
E D & F Man Capital Markets	1,033,231	6.6%	1,094,262
Industrial and Commercial Bank of China	987,568	6.3%	1,042,653
Mirae Asset Securities	914,219	5.9%	968,612
MUFG Securities	855,183	5.5%	934,365
Citigroup	772,117	5.0%	903,677
Amherst Pierpont Securities	571,116	3.7%	612,022
JP Morgan	435,886	2.8%	512,237
KGS-Alpha Capital Markets	435,707	2.8%	467,214
South Street Securities	413,073	2.7%	441,763
Societe Generale	379,575	2.4%	482,370
BNP Paribas Securities	328,194	2.1%	363,539
Goldman Sachs	311,477	2.0%	405,701
Mizuho Securities	293,858	1.9%	312,521
Guggenheim Liquidity Services	285,860	1.8%	302,122
Natixis Securities	277,765	1.8%	310,830
Bank of Nova Scotia	275,727	1.8%	287,766
All other counterparties (2)	881,956	5.6%	1,050,432
Total Repurchase Agreement Counterparties	13,911,137	89.4%	15,368,586
Secured Loans Counterparty:
FHLBI	1,650,000	10.6%	1,916,895
Total	15,561,137	100.0%	17,285,481

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Represents amounts outstanding with seven counterparties.

December 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC	1,745,684	11.2%	1,839,411
ING Financial Markets	1,482,603	9.4%	1,571,061
RBC	1,144,856	7.3%	1,375,285
Industrial and Commercial Bank of China	1,038,844	6.6%	1,102,543
E D & F Man Capital Markets	1,028,437	6.5%	1,085,429
Mirae Asset Securities	958,756	6.1%	1,018,664
MUFG Securities	865,201	5.5%	936,071
Citigroup	724,094	4.6%	841,977
Amherst Pierpont Securities	722,080	4.6%	764,713
KGS-Alpha Capital Markets	461,098	2.9%	491,313
JP Morgan	451,941	2.9%	523,590
Societe Generale	386,737	2.5%	495,093
BNP Paribas Securities	348,340	2.2%	388,091
South Street Securities	332,623	2.1%	354,689
Goldman Sachs	324,152	2.1%	419,713
Mizuho Securities	310,835	2.0%	330,555
Guggenheim Liquidity Services	306,081	1.9%	322,452
Bank of Nova Scotia	289,705	1.8%	301,715
Natixis Securities	275,764	1.8%	302,291
All other counterparties (2)	882,970	5.5%	1,058,759
Total Repurchase Agreement Counterparties	14,080,801	89.5%	15,523,415
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,927,496
Total	15,730,801	100.0%	17,450,911

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Represents amounts outstanding with seven counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at March 31, 2018.
Our repurchase agreement collateral ratio (MBS and GSE CRTs pledged as collateral/Amount Outstanding) was 110% as of March 31, 2018 (December 31, 2017: 110%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of March 31, 2018, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2018, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.68% and a weighted average maturity of 6.1 years.

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
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018.
The Notes were reported on our condensed consolidated balance sheets net of unamortized debt issuance costs. Debt issuance costs were amortized as an adjustment to interest expense using the effective interest method over the stated legal maturity of the Notes.
The following table summarizes retirements of the Notes during the three months ended March 31, 2018 and 2017.

$ in thousands	Three Months Ended March 31,
	2018	2017
Reacquisition price	143,433	153,750
Less: Par value of Notes retired during the period	(143,410)	(150,000)
Add: Write off of unamortized debt issuance cost associated with Notes retired during the period	3	961
Net loss on extinguishment of debt	26	4,711
Accrued interest payable on the Notes was approximately $2.1 million as of December 31, 2017.

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of March 31, 2018 and December 31, 2017. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on futures contracts is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2018 and December 31, 2017, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	March 31, 2018	December 31, 2017
Repurchase Agreements:
Agency RMBS (1)	11,546,380	11,788,765
CMBS	1,856,165	1,737,831
Non-Agency RMBS	1,110,185	1,143,373
GSE CRT	855,856	853,446
Total repurchase agreements collateral pledged	15,368,586	15,523,415
Secured Loans:
Agency RMBS	638,181	623,181
CMBS	1,278,714	1,304,315
Cash	2,000	—
Total secured loans collateral pledged	1,918,895	1,927,496
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS (2)	89,652	109,900
Cash	5,775	620
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	95,427	110,520
Total:
Mortgage-backed and GSE CRT securities (1)	17,375,133	17,560,811
Cash	7,775	620
Total collateral pledged	17,382,908	17,561,431

Collateral Held	March 31, 2018	December 31, 2017
Interest Rate Swaps:
Cash	27,553	7,327
Total collateral held	27,553	7,327

(1)
Includes pledged securities of $189.3 million sold but not settled as of March 31, 2018 that are recorded as investment related receivable on our condensed consolidated balance sheet. Securities associated with unsettled trades remain legally pledged until the related repurchase agreement is repaid. There were no securities pledged as collateral associated with unsettled trades as of December 31, 2017.

(2)
During the first quarter of 2018, we determined that the amount disclosed as Agency RMBS collateral pledged on our interest rate swaps was understated by $86.2 million in our report on Form 10-K as of December 31, 2017. We concluded that the error in the amount disclosed was immaterial. We have revised the total amount of pledged securities disclosed parenthetically on our condensed consolidated balance sheet as of December 31, 2017 presented in this report on Form 10-Q and within the table above.

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
We are required to pledge initial margin and daily variation margin for our interest rate swaps that are centrally cleared. The FCM determines the fair value of our centrally cleared swaps, including daily variation margin. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Accordingly, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
Futures Contracts
We are required to pledge initial margin and daily variation margin for our futures contracts that is based on the fair value of our contracts as determined by our FCM. The daily variation margin payment for our futures contracts is characterized as settlement of the futures contract itself rather than collateral. Accordingly, cash collateral pledged on our futures contracts is settled against the fair value of these contracts.
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

Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2018:

$ in thousands	Notional Amount as of December 31, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2018
Interest Rate Swaps (1) (2)	8,620,000	1,000,000	(350,000)	9,270,000
Futures Contracts	—	430,000	(215,000)	215,000
Currency Forward Contracts	76,859	77,837	(76,860)	77,836
Credit Derivatives	553,493	—	(5,797)	547,696
Total	9,250,352	1,507,837	(647,657)	10,110,532

(1)	Notional amount as of March 31, 2018 excludes $1.3 billion of interest rate swaps with forward start dates.

(2)	Notional amount as of December 31, 2017 excludes $500.0 million of interest rate swaps with forward start dates.
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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.5 million as a decrease (March 31, 2017: $6.3 million as a decrease) to interest expense for the three months ended March 31, 2018. During the next 12 months, we estimate that $25.2 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2018, $117.4 million (December 31, 2017: $123.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified to interest expense over a period of time through December 15, 2023.

As of March 31, 2018, we had the following interest rate swaps outstanding:

$ in thousands Counterparty	Notional	Maturity Date	Fixed Interest Rate in Contract
UBS AG	500,000	5/24/2018	1.10%
ING Capital Markets LLC	400,000	6/5/2018	0.87%
CME Central Clearing	300,000	2/5/2021	2.50%
CME Central Clearing	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.	200,000	3/15/2021	3.14%
CME Central Clearing	500,000	5/24/2021	2.25%
Citibank, N.A.	200,000	5/25/2021	2.83%
CME Central Clearing	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	550,000	2/24/2022	2.45%
CME Central Clearing	1,000,000	6/9/2022	2.21%
CME Central Clearing	1,000,000	8/14/2022	1.87%
The Royal Bank of Scotland Plc	500,000	8/15/2023	1.98%
CME Central Clearing	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	500,000	12/15/2023	2.20%
CME Central Clearing	450,000	1/12/2024	2.10%
CME Central Clearing	450,000	1/25/2024	2.15%
LCH Central Clearing	1,000,000	2/6/2025	2.77%
CME Central Clearing	100,000	4/2/2025	2.04%
LCH Central Clearing	220,000	8/29/2027	2.12%
Total	9,270,000		2.22%
As of March 31, 2018, we had the following additional interest rate swaps outstanding with forward start dates:

$ in thousands Counterparty		Notional	Maturity Date	Fixed Interest Rate in Contract
LCH Central Clearing	(1)	600,000	2/5/2026	2.64%
CME Central Clearing	(2)	250,000	5/24/2028	2.78%
CME Central Clearing	(2)	250,000	5/24/2028	2.39%
LCH Central Clearing	(3)	200,000	3/15/2031	2.74%
Total		1,300,000		2.63%

(1)	Forward start date of 2/5/2021

(2)	Forward start date of 5/24/2018

(3)	Forward start date of 3/15/2021
Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.
Futures and Currency Forward Contracts
We purchase or sell U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales of U.S. Treasury futures contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of March 31, 2018, we have $51.4 million (December 31, 2017: $49.7 million) of notional amount of forward contracts denominated in Pound Sterling and $26.5 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At March 31, 2018 and December 31, 2017, terms of the GSE CRT embedded derivatives are:

$ in thousands	March 31, 2018	December 31, 2017
Fair value amount	42,932	45,400
Notional amount	547,696	553,493
Maximum potential amount of future undiscounted payments	547,696	553,493
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2018	As of December 31, 2017		As of March 31, 2018	As of December 31, 2017
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	26,280	6,896	Interest Rate Swaps Liability	18,558	31,548
Currency Forward Contracts	105	—	Currency Forward Contracts	184	1,217
			Futures Contracts	1,612	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

$ in thousands	Three months ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,633	(2,468)	3,165

$ in thousands	Three months ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,807	14,148	19,955

The following table summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

$ in thousands	Three months ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	122,273	(12,112)	32,374	142,535
Futures Contracts	(5,277)	—	(1,612)	(6,889)
Currency Forward Contracts	(3,418)	—	1,139	(2,279)
Total	113,578	(12,112)	31,901	133,367

$ in thousands	Three months ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	15,994	(22,894)	12,950	6,050
Currency Forward Contracts	(1,076)	—	488	(588)
Total	14,918	(22,894)	13,438	5,462
Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $6.6 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have pledged collateral of $8.4 million of Agency RMBS as of March 31, 2018 related to bilateral interest rate swap agreements. If we had breached any of these provisions at March 31, 2018, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net liability of $12.2 million as of March 31, 2018.
We were in compliance with all of the financial provisions of these counterparty agreements as of March 31, 2018.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of March 31, 2018, our derivative liability of $12.2 million (December 31, 2017: derivative liability of $10.3 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this change.

Offsetting of Derivative Assets
As of March 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	26,385	—	26,385	(105)	(26,280)	—
Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	8,204	—	8,204	(6,387)	(1,691)	126
Repurchase Agreements (4)	13,911,137	—	13,911,137	(13,911,137)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,569,341	—	15,569,341	(15,567,524)	(1,691)	126
Offsetting of Derivative Assets
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	6,896	—	6,896	—	(6,896)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	22,445	—	22,445	(21,169)	(620)	656
Repurchase Agreements (4)	14,080,801	—	14,080,801	(14,080,801)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,753,246	—	15,753,246	(15,751,970)	(620)	656

25

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at March 31, 2018 and December 31, 2017, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $89.7 million and $109.9 million at March 31, 2018 and December 31, 2017, respectively. Cash collateral received on our derivatives was $27.6 million and $7.3 million at March 31, 2018 and December 31, 2017, respectively. Cash collateral pledged by us on our derivatives was $5.8 million and $620,000 at March 31, 2018 and December 31, 2017, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at March 31, 2018 and December 31, 2017, respectively.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.4 billion and $15.5 billion at March 31, 2018 and December 31, 2017, respectively.

(5)
The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at March 31, 2018 and December 31, 2017, respectively. Cash collateral pledged by us on secured loans was $2.0 million at March 31, 2018.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	17,579,302	42,932	—	17,622,234
Derivative assets	—	26,385	—	—	26,385
Other assets (4)	3,966	—	—	28,168	32,134
Total assets	3,966	17,605,687	42,932	28,168	17,680,753
Liabilities:
Derivative liabilities	1,612	18,742	—	—	20,354
Total liabilities	1,612	18,742	—	—	20,354

	December 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	18,145,354	45,400	—	18,190,754
Derivative assets	—	6,896	—	—	6,896
Other assets (4)	3,979	—	—	25,972	29,951
Total assets	3,979	18,152,250	45,400	25,972	18,227,601
Liabilities:
Derivative liabilities	—	32,765	—	—	32,765
Total liabilities	—	32,765	—	—	32,765

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2018, the net embedded derivative asset position of $42.9 million includes $44.1 million of embedded derivatives in an asset position and $1.2 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative asset position of $45.4 million includes $46.5 million of embedded derivatives in an asset position and $1.1 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2018 and December 31, 2017, the weighted average remaining term of investments in unconsolidated ventures is 2.3 and 1.9 years, respectively.

(4)	Includes $4.0 million and $4.0 million of investment in an exchange-traded fund as of March 31, 2018 and December 31, 2017, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,
$ in thousands	2018	2017
Beginning balance	45,400	17,095
Unrealized credit derivative gains (losses), net	(2,468)	14,148
Ending balance	42,932	31,243
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2018	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	42,932	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 6.6 years	4.6 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	45,400	Market Comparables, Vendor Pricing	Weighted average life	2.6 - 6.8 years	4.8 years
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	184,255	184,510	191,808	191,930
Other assets	74,250	74,250	74,250	74,250
Total	258,505	258,760	266,058	266,180
Financial Liabilities
Repurchase agreements	13,911,137	13,910,631	14,080,801	14,080,460
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	—	—	143,231	143,948
Total	15,561,137	15,560,631	15,874,032	15,874,408
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
Note 12 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2018, we reimbursed our Manager $214,000 (March 31, 2017: $185,000) for costs of support personnel that are fully dedicated to our business.
We have invested $68.8 million as of March 31, 2018 (December 31, 2017: $74.4 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
Incurred costs, prepaid or expensed	1,492	1,468
Incurred costs, charged against equity as a cost of raising capital	165	77
Total incurred costs, originally paid by our Manager	1,657	1,545
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
Common Stock
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of March 31, 2018, we have not sold any shares of common stock under the equity distribution agreement.

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
Share Repurchase Program
During the three months ended March 31, 2018 and three months ended March 31, 2017, we did not repurchase any shares of our common stock. As of March 31, 2018, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of March 31, 2018, 778,288 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $93,000 (March 31, 2017: $85,000) for shares issued to our independent directors under the Incentive Plan for the three months ended March 31, 2018. During the three months ended March 31, 2018 and 2017, we issued 7,177 shares and 5,456 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $14,000 (March 31, 2017: $31,000) for the three months ended March 31, 2018 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At March 31, 2018 there was approximately $306,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 23 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35
Shares granted during the period	7,055	15.37
Shares vested during the period	(7,697)	14.75
Unvested at the end of the period	19,185	$14.56

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2018 and 2017. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended March 31, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(132,317)	—	(132,317)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,237	—	9,237
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,539)	(6,539)
Currency translation adjustments on investment in unconsolidated venture	312	—	—	312
Total other comprehensive income/(loss)	312	(123,080)	(6,539)	(129,307)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income/(loss)	312	(123,080)	(6,539)	(129,307)
Other comprehensive income/(loss) attributable to non-controlling interest	(4)	1,552	82	1,630
AOCI balance at end of period	1,255	14,660	117,437	133,352

	Three Months Ended March 31, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	16,289	—	16,289
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	850	—	850
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,298)	(6,298)
Currency translation adjustments on investment in unconsolidated venture	(615)	—	—	(615)
Total other comprehensive income/(loss)	(615)	17,139	(6,298)	10,226

AOCI balance at beginning of period	95	144,458	149,115	293,668
Total other comprehensive income/(loss)	(615)	17,139	(6,298)	10,226
Other comprehensive income/(loss) attributable to non-controlling interest	8	(216)	79	(129)
AOCI balance at end of period	(512)	161,381	142,896	303,765
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
On March 15, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock to be paid on April 26, 2018 to stockholders of record as of the close of business on March 27, 2018; and

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2018 to stockholders of record as of the close of business on April 1, 2018.
On February 15, 2018, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock payable on March 27, 2018 to stockholders of record as of the close of business on March 5, 2018; and

•	a dividend of $0.46875 per share of Series C Preferred Stock payable on March 27, 2018 to stockholders of record as of the close of business on March 5, 2018.
Note 14 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2018 and 2017 is computed as follows:

	Three Months Ended March 31,
In thousands except per share amounts	2018	2017
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	41,471	87,130
Effect of dilutive securities:
Income allocated to exchangeable senior notes	1,621	5,008
Income allocated to non-controlling interest	671	1,186
Dilutive net income available to stockholders	43,763	93,324
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,629	111,598
Effect of dilutive securities:
Restricted stock awards	20	19
Non-controlling interest OP units	1,425	1,425
Exchangeable senior notes	4,803	15,083
Dilutive Shares	117,877	128,125
Earnings per share:
Net income attributable to common stockholders
Basic	0.37	0.78
Diluted	0.37	0.73

Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock ("Share" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership.
Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
Net income allocated	671	1,186
Distributions paid	599	570
As of March 31, 2018 and December 31, 2017, distributions payable to the non-controlling interest were $598,500, respectively.
Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2018 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2018 and December 31, 2017, our undrawn capital and purchase commitments were $8.9 million and $10.2 million, respectively.
As discussed in Note 5 - "Commercial Loans Held-for-Investment", we purchase and originate commercial loans. As of March 31, 2018 and December 31, 2017, we have unfunded commitments on commercial loans held-for-investment of $4.1 million and $4.8 million, respectively.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Note 17 – Subsequent Events
We have reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure.

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
Capital Activities
On March 15, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock to be paid on April 26, 2018 to stockholders of record as of the close of business on March 27, 2018; and

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on April 25, 2018 to stockholders of record as of the close of business on April 1, 2018.
On February 15, 2018, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock payable on March 27, 2018 to stockholders of record as of the close of business on March 5, 2018; and

•	a dividend of $0.46875 per share of Series C Preferred Stock payable on March 27, 2018 to stockholders of record as of the close of business on March 5, 2018.
During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.
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
Financial conditions tightened during the first quarter of 2018, reflecting weakness in equity markets, higher interest rates and an increase in volatility. The total return on the S&P 500 Index was negative 1.2% while the NASDAQ returned positive 2.3%. Interest rates on U.S. Treasuries were sharply higher across the maturity spectrum, with 2 year, 5 year and 10 year Treasury rates higher by 38, 35 and 33 basis points, respectively. Equity volatility returned during the quarter, as the CBOE SPX Volatility Index (VIX) reached a multi-year high in early February. While investors continued to be encouraged by the strength of the economy, the benefits of tax reform and easing regulatory burdens on business, concerns around the prospect of increased tariffs that could lead to continued strain in U.S. foreign relations captured investors’ attention.
The labor market showed continued strength during the quarter, with increases in non-farm payrolls averaging over 200,000 jobs per month, down from an average of 220,000 jobs the previous quarter. The strength in the labor market helped boost consumer confidence, as the University of Michigan Consumer Sentiment Index reached its highest level in over 15 years. The consensus forecast for full-year 2018 GDP has increased to 2.8%, after coming in at 2.3% for 2017.
Inflation remained relatively subdued, with the U.S. Personal Consumption Expenditure Core Price Index continuing to register below the Federal Reserve’s inflation target of 2%. Energy prices were higher during the quarter, with the price of WTI Crude up over 7%, while the broader CRB Commodity Price Index increased by 0.8%. Despite the benign inflation readings, the Federal Reserve’s Open Market Committee raised the Federal Funds target rate to a range of 1.50% to 1.75% during their March meeting, which caused interest rates along the front end of the yield curve to increase. The inflation outlook continues to have meaningful implications for future Federal Reserve monetary policy. We expect the interest rate environment to remain relatively volatile, as the Federal Reserve continues to signal a willingness to increase the Federal Funds rate.
During the quarter, the performance of Agency RMBS was negative. Both 15 and 30 year fixed-rate Agency RMBS underperformed similar duration Treasuries, while Hybrid ARM Agency RMBS were flat to similar duration Treasuries. The outlook for Agency RMBS remains mixed, as the potential for increased interest rate volatility and the continued tapering of reinvestment activity by the Federal Reserve weighs on the market. On the positive side, a higher interest rate environment has the potential to spur investment demand on the part of both foreign and domestic banks, while at the same time keeping refinancing activity muted.
During the first quarter of 2018, credit spreads (defined as the yield in excess of risk-free rates) on CMBS and GSE CRT securities tightened modestly, reflecting improving real estate values and strong investor demand. Financing markets remained steady during the quarter, though repurchase agreement rates moved higher in line with increases in the Federal Funds rate.
As we move into the second quarter of 2018, we expect that the U.S. will continue to experience moderate economic growth, and that core inflation will remain below the Federal Reserve’s policy objective of 2%, which should allow the Federal Reserve to continue its efforts to tighten monetary policy. Investor concerns include historically high valuations across both the equity and fixed income markets, the potential for additional protectionist trade policies, and the prospect of further increases in interest rates and price volatility.
Investment Activities
The table below shows the allocation of our equity as of March 31, 2018, December 31, 2017 and March 31, 2017:

	As of
$ in thousands	March 31, 2018	December 31, 2017	March 31, 2017
Agency RMBS	44%	45%	39%
Commercial Credit (1)	36%	35%	33%
Residential Credit (2)	20%	20%	28%
Total	100%	100%	100%

(1)	CMBS, commercial loans and investments in unconsolidated ventures (which are included in Other Assets), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.

The table below shows the breakdown of our investment portfolio as of March 31, 2018, December 31, 2017 and March 31, 2017:

	As of
$ in thousands	March 31, 2018	December 31, 2017	March 31, 2017
Agency RMBS:
30 year fixed-rate, at fair value	7,662,038	7,640,540	4,492,324
15 year fixed-rate, at fair value	2,609,552	2,974,782	3,418,231
Hybrid ARM, at fair value	1,623,538	1,719,385	2,101,319
ARM, at fair value	227,666	241,200	290,690
Agency CMO, at fair value	253,954	273,943	319,718
CMBS, at fair value	3,189,281	3,216,417	2,669,070
Non-Agency RMBS, at fair value	1,194,952	1,257,608	1,774,088
GSE CRT, at fair value	861,253	866,879	855,657
Commercial loans, at amortized cost	184,255	191,808	275,944
Investments in unconsolidated ventures	28,168	25,972	33,336
Total Investment portfolio	17,834,657	18,408,534	16,230,377
During the three months ended March 31, 2018, we purchased $381.5 million of 30 year fixed-rate Agency RMBS and $21.3 million of CMBS. We have continued to increase our holdings of 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities remains attractive. As of March 31, 2018 our holdings of 30 year fixed-rate Agency RMBS represent approximately 43% of our total investment portfolio versus 42% as of December 31, 2017 and 28% as of March 31, 2017. We have also moderately increased our holdings of CMBS based on our view that these assets should continue to benefit from property price appreciation and limited supply. Available returns in non-Agency RMBS have declined relative to Agency RMBS and CMBS as a result of credit spread tightening, limiting our reinvestment in the sector.
We have continued to hold 15 year fixed-rate Agency RMBS and commercial real estate loans that have relatively low interest rate risk, which reduces our book value per diluted common share volatility. Additionally, we hold Hybrid ARM Agency RMBS and ARM Agency RMBS that we believe have lower durations and better cash flow certainty relative to current coupon 30 year fixed-rate Agency RMBS. Further, we own Agency collateralized mortgage obligations ("CMOs"), some of which are interest-only securities ("IOs").
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
Our CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply. CMBS investments represent approximately 18% of our total investment portfolio as of March 31, 2018.
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans ("RPL") that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
As of March 31, 2018, our commercial real estate loan portfolio includes seven mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 1% of our total investment portfolio and has a weighted average maturity of 1.1 years. Our largely floating rate commercial real estate loan portfolio continues to benefit from favorable fundamentals and increasing LIBOR. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 68%, based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We determined that no allowance for loan losses for our commercial loans was required as of March 31, 2018.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and CMBS portfolio as of March 31, 2018 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Prime	23.0%	2.7%	—%	—%	12.8%	10.9%	2.4%	0.4%	—%	—%	52.2%
Alt-A	31.7%	—%	—%	—%	—%	—%	—%	—%	—%	—%	31.7%
Re-REMIC (1)	0.7%	5.6%	3.3%	2.0%	1.1%	—%	—%	—%	—%	—%	12.7%
Subprime/RPL	0.2%	—%	—%	—%	—%	—%	3.2%	—%	—%	—%	3.4%
Total Non-Agency	55.6%	8.3%	3.3%	2.0%	13.9%	10.9%	5.6%	0.4%	—%	—%	100.0%
GSE CRT	—%	—%	—%	—%	31.3%	36.0%	7.2%	22.0%	3.5%	—%	100.0%
CMBS	—%	3.7%	18.9%	12.1%	15.5%	35.8%	4.0%	2.0%	7.9%	0.1%	100.0%

(1)
Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 7.9% for 2005, 6.4% for 2006, and 85.7% for 2007.

The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of March 31, 2018 and December 31, 2017.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2018	December 31, 2017
0% - 10%	38.4%	34.5%
10% - 20%	3.4%	3.7%
20% - 30%	13.3%	12.3%
30% - 40%	16.9%	18.4%
40% - 50%	6.9%	9.6%
50% - 60%	19.3%	19.7%
60% - 70%	1.8%	1.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 60.5% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and CMBS portfolio as of March 31, 2018:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	CMBS State	Percentage
California	44.8%	California	18.9%	New York	15.4%
New York	9.1%	Texas	6.0%	California	15.4%
Florida	6.3%	New York	4.5%	Texas	9.5%
New Jersey	4.0%	Virginia	4.3%	Florida	6.4%
Virginia	3.4%	Florida	4.3%	Illinois	4.0%
Massachusetts	3.0%	Illinois	3.9%	Pennsylvania	3.9%
Maryland	3.0%	Massachusetts	3.4%	New Jersey	3.2%
Illinois	2.4%	Washington	3.3%	Ohio	2.9%
Washington	2.0%	New Jersey	3.3%	Michigan	2.8%
Arizona	1.9%	Pennsylvania	3.1%	Virginia	2.8%
Other	20.1%	Other	45.0%	Other	33.7%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our Agency RMBS, CMBS, non-Agency RMBS and GSE CRTs. In addition, these agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2018, we had entered into repurchase agreements totaling $13.9 billion (December 31, 2017: $14.1 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of March 31, 2018, IAS Services had $1.65 billion in outstanding secured loans. For the three months ended March 31, 2018, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.68% and a weighted average maturity of 6.1 years.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2017	13,939,899	13,901,254	14,086,600
June 30, 2017	13,768,948	13,716,749	13,768,948
September 30, 2017	15,738,838	15,010,514	15,738,838
December 31, 2017	15,730,801	15,762,094	15,815,972
March 31, 2018	15,561,137	15,536,093	15,561,137
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes"). We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We utilized proceeds from repurchase agreement borrowings to retire the Notes.

The following table summarizes retirements of the Notes during the three months ended March 31, 2018 and 2017.

$ in thousands	Three Months Ended March 31,
	2018	2017
Reacquisition price	143,433	153,750
Less: Par value of Notes retired during the period	(143,410)	(150,000)
Add: Write off of unamortized debt issuance cost associated with Notes retired during the period	3	961
Net loss on extinguishment of debt	26	4,711
We have also committed to invest up to $123.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2018, $114.2 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $8.9 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments.
As of March 31, 2018, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $9.3 billion (December 31, 2017: $8.6 billion) of borrowings. During the three months ended March 31, 2018, we entered into a new swap with a notional amount of $1.0 billion to hedge the interest rates on the associated repurchase agreement debt and an existing swap with a notional amount of $350.0 million expired. In addition, we entered into forward starting swaps with a notional amount of $800.0 million that effectively extend the maturities of existing interest rate swaps at March 31, 2018.
As of March 31, 2018, we have entered into U.S. Treasury futures contracts that are designed to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. During the three months ended March 31, 2018, we entered into contracts with a notional amount of $430.0 million and realized a net loss of $5.3 million. As of March 31, 2018 we held $215.0 million in notional amount of futures contracts as a liability with a fair value of $1.6 million. As of December 31, 2017, we have no outstanding futures contracts.
As of March 31, 2018, we held $77.8 million (December 31, 2017: $76.9 million) in notional amount of currency forward contracts. During the three months ended March 31, 2018, we settled currency forward contracts of $76.9 million (March 31, 2017: $65.6 million) in notional amount and realized a net loss of $3.4 million (March 31, 2017: $1.1 million net loss). As of March 31, 2018, we have $51.4 million (December 31, 2017: $49.7 million) of notional amount of forward contracts denominated in Pound Sterling and $26.5 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro. We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.

Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	As of
In thousands except per share amounts	March 31, 2018	December 31, 2017
Numerator (adjusted equity):
Total equity	2,522,356	2,656,878
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	1,939,856	2,074,378

Denominator (number of shares - diluted):
Common stock outstanding	111,637	111,624
Non-controlling interest OP units	1,425	1,425
Number of shares - diluted	113,062	113,049

Book value per diluted common share	17.16	18.35
Our book value per diluted common share decreased 6.5% as of March 31, 2018 compared to December 31, 2017 primarily due to rising interest rates driving a decrease in the valuations of our mortgage-backed securities portfolio that exceeded the increase in the valuations of our interest rate hedges. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2017, other than the significant accounting policy disclosed below.
Restricted Cash
Restricted cash represents cash posted with the FHLBI as collateral for secured loans and cash posted with counterparties as collateral for various derivative instruments.  Cash held by counterparties as collateral is legally restricted and is not available for general corporate purposes.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted."

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands, except share data	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	149,003	118,873
Commercial loans	4,222	5,764
Total interest income	153,225	124,637
Interest Expense
Repurchase agreements	59,585	29,947
Secured loans	6,927	3,413
Exchangeable senior notes	1,621	5,008
Total interest expense	68,133	38,368
Net interest income	85,092	86,269
Other Income (loss)
Gain (loss) on investments, net	(160,370)	(1,853)
Equity in earnings (losses) of unconsolidated ventures	896	(1,534)
Gain (loss) on derivative instruments, net	133,367	5,462
Realized and unrealized credit derivative income (loss), net	3,165	19,955
Net loss on extinguishment of debt	(26)	(4,711)
Other investment income (loss), net	3,102	1,329
Total other income (loss)	(19,866)	18,648
Expenses
Management fee – related party	10,221	8,801
General and administrative	1,756	2,084
Total expenses	11,977	10,885
Net income	53,249	94,032
Net income attributable to non-controlling interest	671	1,186
Net income attributable to Invesco Mortgage Capital Inc.	52,578	92,846
Dividends to preferred stockholders	11,107	5,716
Net income attributable to common stockholders	41,471	87,130
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.37	0.78
Diluted	0.37	0.73
Dividends declared per common share	0.42	0.40
Weighted average number of shares of common stock:
Basic	111,629,105	111,598,459
Diluted	117,876,995	128,124,628

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	2,879,696	3,516,699
30 year fixed-rate, at amortized cost	7,830,802	4,460,663
ARM, at amortized cost	231,303	290,812
Hybrid ARM, at amortized cost	1,666,890	2,291,634
Agency - CMO, at amortized cost	273,884	328,450
CMBS, at amortized cost	3,193,575	2,575,734
Non-Agency RMBS, at amortized cost	1,084,584	1,793,030
GSE CRT, at amortized cost	776,742	765,690
Commercial loans, at amortized cost	193,540	274,981
Average earning assets	18,131,016	16,297,693
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	2.04%	2.03%
30 year fixed-rate	2.96%	2.64%
ARM	2.32%	2.31%
Hybrid ARM	2.24%	2.29%
Agency - CMO	2.51%	0.58%
CMBS	4.85%	4.20%
Non-Agency RMBS	7.08%	5.58%
GSE CRT (3)	3.00%	2.15%
Commercial loans	8.85%	8.50%
Average earning asset yields	3.38%	3.06%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)
Average earning asset yields for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
GSE CRT average earning asset yields exclude coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $18.1 billion for the three months ended March 31, 2018 (March 31, 2017: $16.3 billion). Average earning assets increased primarily because we issued $287.5 million of Series C Preferred Stock in August 2017 and invested the proceeds in 30 year fixed-rate Agency RMBS and CMBS.

We earned total interest income of $153.2 million (March 31, 2017: $124.6 million) for the three months ended March 31, 2018. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial loans as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2018	2017
Interest Income
MBS and GSE CRT - coupon interest	166,319	146,069
MBS and GSE CRT - net premium amortization	(17,316)	(27,196)
MBS and GSE CRT - interest income	149,003	118,873
Commercial loans	4,222	5,764
Total interest income	153,225	124,637
MBS and GSE CRT coupon interest increased $20.3 million or 13.9% during the three months ended March 31, 2018 compared to 2017 primarily due to the purchase of 30 year Agency RMBS and CMBS with the proceeds from our August 2017 Series C Preferred Stock offering. Lower net premium amortization also contributed $9.9 million to interest income during the three months ended March 31, 2018.
Interest income on our floating rate commercial real estate loans decreased $1.5 million during the three months ended March 31, 2018 primarily due to commercial loan payoffs. The balance of our commercial loans held-for-investment decreased to $184.3 million as of March 31, 2018 compared to $275.9 million as of March 31, 2017.
Our average earning asset yields increased 32 basis points during the three months ended March 31, 2018 compared to 2017 primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate non-Agency RMBS and GSE CRT securities.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The tables below provide the three month constant prepayment rate for our RMBS and GSE CRTs as of March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
15 year fixed-rate Agency RMBS	9.2	8.1
30 year fixed-rate Agency RMBS	7.1	10.8
ARM/ Hybrid ARM Agency RMBS	14.4	15.7
Non-Agency RMBS	11.6	13.3
GSE CRT	9.5	13.1
Weighted average CPR	9.2	11.7
We recognized $17.3 million and $27.2 million of net premium amortization during the three months ended March 31, 2018 and 2017, respectively, on our MBS and GSE CRT portfolio. Net premium amortization decreased compared to the same period in 2017 primarily due to slower prepayment speeds on Agency RMBS in the three months ended March 31, 2018 and purchases of CMBS securities at a discount over the last 12 months.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in thousands	2018	2017
Interest Expense
Interest expense on repurchase agreement borrowings	66,124	36,245
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,539)	(6,298)
Repurchase agreements interest expense	59,585	29,947
Secured loans	6,927	3,413
Exchangeable senior notes	1,621	5,008
Total interest expense	68,133	38,368
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
Our interest expense on repurchase agreement borrowings rose $29.9 million for the three months ended March 31, 2018 compared to 2017 primarily due to a $1.4 billion increase in average borrowings. We increased our average borrowings in the second half of 2017 after investing the proceeds of our August 2017 offering of Series C Preferred Stock. Interest expense on repurchase agreement borrowings was also impacted by increases in the Federal Funds target interest rate over the past 12 months.
Our repurchase agreement interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.5 million and $6.3 million, respectively, during the three months ended March 31, 2018 and 2017. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $25.2 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three months ended March 31, 2018, interest expense for our secured loans increased $3.5 million compared to the same period in 2017 primarily due to higher borrowing rates. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2018, IAS Services LLC had a weighted average borrowing rate of 1.68% as compared to 0.83% for the three months ended March 31, 2017.
During the three months ended March 31, 2018, interest expense on exchangeable senior notes decreased $3.4 million compared to the same period in 2017 because we retired $256.6 million of the Notes during 2017 and the remaining balance of the Notes when they matured on March 15, 2018.
Our total interest expense during the three months ended March 31, 2018 increased $29.8 million from the same period in 2017 primarily due to the $33.4 million increases in interest expense on repurchase agreements borrowings and secured loans offset by a $3.4 million decrease in interest expense on the Notes as discussed above.

The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in thousands	2018	2017
Average Borrowings(1):
Agency RMBS (2)	11,427,614	9,716,908
CMBS (2)	2,542,722	2,172,234
Non-Agency RMBS	891,202	1,411,889
GSE CRT	674,555	600,223
Exchangeable senior notes	116,176	346,083
Total average borrowings	15,652,269	14,247,337
Maximum borrowings during the period (3)	15,674,202	14,484,038
Average Cost of Funds (4):
Agency RMBS (2)	1.65%	0.87%
CMBS (2)	2.28%	1.34%
Non-Agency RMBS	2.91%	2.20%
GSE CRT	2.87%	2.27%
Exchangeable senior notes	5.58%	5.79%
Cost of funds	1.74%	1.08%
Effective cost of funds (non-GAAP measure) (5)	2.22%	1.90%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."
Total average borrowings rose $1.4 billion in the three months ended March 31, 2018 compared to 2017 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS and CMBS. The increase in our cost of funds for three months ended March 31, 2018 versus 2017 was primarily due to the increases in the Federal Funds target interest rate.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in thousands	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	149,003	118,873
Commercial loans	4,222	5,764
Total interest income	153,225	124,637
Interest Expense
Interest expense on repurchase agreement borrowings	66,124	36,245
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,539)	(6,298)
Repurchase agreements interest expense	59,585	29,947
Secured loans	6,927	3,413
Exchangeable senior notes	1,621	5,008
Total interest expense	68,133	38,368
Net interest income	85,092	86,269
Net interest rate margin	1.64%	1.98%
Our net interest income, which equals interest income less interest expense, totaled $85.1 million (March 31, 2017: $86.3 million) for the three months ended March 31, 2018. The decrease in net interest income for the three months ended March 31, 2018 was primarily due to the increase in interest expense driven by higher average borrowings and borrowing rates exceeding the increase in interest income on higher average earning assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.64% (March 31, 2017: 1.98%) for the three months ended March 31, 2018. The decrease in net interest rate margin for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases in the Federal Funds rate in 2017 and March 2018 that had a greater impact on our average cost of funds than on our average earning asset yields.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
$ in thousands	2018	2017
Realized gains and losses on sale of investments	(9,237)	(1,007)
Other-than-temporary impairment losses	(4,359)	(532)
Net unrealized gains and losses on MBS accounted for under the fair value option	(147,195)	(3,602)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	434	3,279
Net unrealized gains and losses on trading securities	(13)	9
Total gain (loss) on investments, net	(160,370)	(1,853)
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the three months ended March 31, 2018, we sold $198.5 million of mortgage-backed securities (March 31, 2017: $445.6 million) and realized losses of $9.2 million (March 31, 2017: net losses of $1.0 million).
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
We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2018, $6.6 billion (December 31, 2017: $6.5 billion) or 37.6% (December 31, 2017: 35.6%) of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2018, we recorded equity in earnings of unconsolidated ventures of $896,000 (March 31, 2017: equity in losses of $1.5 million). We recorded equity earnings for the three months ended March 31, 2018 primarily due to realized and unrealized gains on the underlying portfolio investments. We recorded losses for the three months ended March 31, 2017 primarily due to unrealized losses on underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	122,273	(12,112)	32,374	142,535
Futures Contracts	(5,277)	—	(1,612)	(6,889)
Currency Forward Contracts	(3,418)	—	1,139	(2,279)
Total	113,578	(12,112)	31,901	133,367

$ in thousands	Three months ended March 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	15,994	(22,894)	12,950	6,050
Currency Forward Contracts	(1,076)	—	488	(588)
Total	14,918	(22,894)	13,438	5,462
As of March 31, 2018 and December 31, 2017, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of March 31, 2018				As of December 31, 2017
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (2)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	9,270,000	2.22%	1.86%	4.4	8,620,000	2.11%	1.48%	4.2

(1)	Excludes $1.3 billion of notional amount for interest rate swaps with forward start dates.

(2)	Excludes $500.0 million of notional amount for interest rate swaps with forward start dates.

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
GSE CRT embedded derivative coupon interest	5,633	5,807
Change in fair value of GSE CRT embedded derivatives	(2,468)	14,148
Total	3,165	19,955
In the three months ended March 31, 2018, we recorded a $16.8 million decrease in realized and unrealized credit derivative income (loss), net compared to the same period in 2017 because the increases in valuation of the debt host contracts exceeded the increases in valuation of the hybrid financial instruments.
Net Loss on Extinguishment of Debt
The following table summarizes retirements of the Notes during the three months ended March 31, 2018 and 2017. We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018.

$ in thousands	Three Months Ended March 31,
	2018	2017
Reacquisition price	143,433	153,750
Less: Par value of Notes retired during the period	(143,410)	(150,000)
Add: Write off of unamortized debt issuance cost associated with Notes retired during the period	3	961
Net loss on extinguishment of debt	26	4,711
Other Investment Income (Loss), net
Other investment income (loss), net consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
$ in thousands	2018	2017
Dividend income	1,288	816
Gain (loss) on foreign currency transactions, net	1,814	513
Total	3,102	1,329
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three months ended March 31, 2018 and 2017 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three months ended March 31, 2018, we recognized net losses of $2.3 million (March 31, 2017: net losses of $588,000) on our currency forward contracts.

Expenses
For the three months ended March 31, 2018, we incurred management fees of $10.2 million (March 31, 2017: $8.8 million), which are payable to our Manager under our management agreement. Management fees increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily because we issued preferred stock in August 2017. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the three months ended March 31, 2018, our general and administrative expenses not covered under our management agreement amounted to $1.8 million (March 31, 2017: $2.1 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, and miscellaneous general and administrative costs. General and administrative costs were lower for the three months ended March 31, 2018 versus 2017 primarily due to higher professional fees in the 2017 period.
Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2018, our net income attributable to common stockholders was $41.5 million (March 31, 2017: $87.1 million) or $0.37 basic and diluted net income per average share available to common stockholders (March 31, 2017: $0.78 basic and $0.73 diluted net income per average share available to common stockholders). The change in net income attributable to common stockholders was primarily due to (i) net loss on investments of $160.4 million in the 2018 period versus net loss on investments of $1.9 million in the 2017 period, (ii) net gains on derivative instruments of $133.4 million in the 2018 period versus net gains on derivative instruments of $5.5 million in the 2017 period, (iii) net credit derivative income of $3.2 million in the 2018 period versus net credit derivative income of $20.0 million in the 2017 period and (iv) dividends to preferred stockholders of $11.1 million in the 2018 period versus $5.7 million in the 2017 period. Dividends to preferred stockholders for the three months ended March 31, 2018 increased compared to 2017 due to the issuance of $287.5 million of Series C Preferred Stock in August 2017.
For further information on the changes in net gains or losses on investments, changes in net gains on derivative instruments, realized and unrealized credit derivative income (loss), net and preferred dividends in the 2018 period versus 2017 period, see preceding discussion under "Gain (Loss) on Investments, net," "Gain (Loss) on Derivative Instruments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Capital Activities."
Non-GAAP Financial Measures
We use the following non-GAAP financial measures to analyze the Company's operating results and believe these financial measures are useful to investors in assessing our performance as further discussed below:

•	core earnings (and by calculation, core earnings per common share),

•	effective interest income (and by calculation, effective yield),

•	effective interest expense (and by calculation, effective cost of funds),

•	effective net interest income (and by calculation, effective interest rate margin), and

•	repurchase agreement debt-to-equity ratio.
The most directly comparable U.S. GAAP measures are:

•	net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share),

•	total interest income (and by calculation, earning asset yields),

•	total interest expense (and by calculation, cost of funds),

•	net interest income (and by calculation, net interest rate margin), and

•	debt-to-equity ratio.
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
We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results. We exclude the impact of gains and losses because gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, the majority of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of operations. In addition, certain gains and losses represent one-time events.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2018	2017
Net income (loss) attributable to common stockholders	41,471	87,130
Adjustments:
(Gain) loss on investments, net	160,370	1,853
Realized (gain) loss on derivative instruments, net (1)	(113,578)	(14,918)
Unrealized (gain) loss on derivative instruments, net (1)	(31,901)	(13,438)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	2,468	(14,148)
(Gain) loss on foreign currency transactions, net (3)	(1,814)	(513)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,539)	(6,298)
Net loss on extinguishment of debt	26	4,711
Subtotal	9,032	(42,751)
Cumulative adjustments attributable to non-controlling interest	(114)	539
Core earnings attributable to common stockholders	50,389	44,918
Basic income (loss) per common share	0.37	0.78
Core earnings per share attributable to common stockholders(5)	0.45	0.40

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2018	2017
Realized gain (loss) on derivative instruments, net	113,578	14,918
Unrealized gain (loss) on derivative instruments, net	31,901	13,438
Contractual net interest expense	(12,112)	(22,894)
Gain (loss) on derivative instruments, net	133,367	5,462

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2018	2017
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(2,468)	14,148
GSE CRT embedded derivative coupon interest	5,633	5,807
Realized and unrealized credit derivative income (loss), net	3,165	19,955

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2018	2017
Dividend income	1,288	816
Gain (loss) on foreign currency transactions, net	1,814	513
Other investment income (loss), net	3,102	1,329

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2018	2017
Interest expense on repurchase agreements borrowings	66,124	36,245
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,539)	(6,298)
Repurchase agreements interest expense	59,585	29,947

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended March 31, 2018 increased $5.5 million from the same period in 2017 primarily due to the net impact of investing the proceeds of our $287.5 million Series C Preferred Stock offering in August 2017 as well as a $2.4 million increase in income from our joint venture investments.

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
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	153,225	3.38%	124,637	3.06%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,633	0.12%	5,807	0.14%
Effective interest income	158,858	3.50%	130,444	3.20%
Our effective interest income increased in the three months ended March 31, 2018 versus the same period in 2017 primarily due to higher average earning assets. The increase in effective yield for the three months ended March 31, 2018 versus the same period in 2017 was primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	68,133	1.74%	38,368	1.08%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,539	0.17%	6,298	0.18%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	12,112	0.31%	22,894	0.64%
Effective interest expense	86,784	2.22%	67,560	1.90%
Our effective interest expense and effective cost of funds increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increased borrowings and higher interest rates. See the preceding caption "Interest Expense and Cost of Funds" for further discussion of these variances.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	85,092	1.64%	86,269	1.98%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,539)	(0.17)%	(6,298)	(0.18)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,633	0.12%	5,807	0.14%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(12,112)	(0.31)%	(22,894)	(0.64)%
Effective net interest income	72,074	1.28%	62,884	1.30%
Effective net interest income for the three months ended March 31, 2018 increased from the same period in 2017 primarily due to lower contractual net interest expense on interest rate swaps. Contractual net interest expense decreased from $22.9 million for the three months ended March 31, 2017 to $12.1 million for the three months ended March 31, 2018 primarily as a result of higher LIBOR.
Effective interest rate margin decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in the Federal Funds rate in 2017 and March 2018 that had a greater impact on our average cost of funds than on our average earning asset yields.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of March 31, 2018 and December 31, 2017. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
Our debt-to-equity ratio increased to 6.2x as of March 31, 2018 from 6.0x as of December 31, 2017 reflecting lower equity due to declines in mortgage-backed security valuations. Our repurchase agreement debt-to-equity ratio increased to 6.8x as of March 31, 2018 from 6.1x as of December 31, 2017 primarily because we utilized repurchase agreement borrowings to retire our Notes on March 15, 2018.
March 31, 2018

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Other	Total
Investments	12,376,747	3,401,704	2,056,206	—	17,834,657
Cash and cash equivalents (3)	51,820	41,645	23,659	—	117,124
Restricted cash	666	1,734	—	—	2,400
Derivative assets, at fair value (4)	26,280	105	—	—	26,385
Other assets	268,033	63,585	5,894	3,966	341,478
Total assets	12,723,546	3,508,773	2,085,759	3,966	18,322,044

Repurchase agreements	10,864,431	1,482,869	1,563,837	—	13,911,137
Secured loans (5)	549,325	1,100,675	—	—	1,650,000
Derivative liabilities, at fair value (4)	20,170	184	—	—	20,354
Other liabilities	177,439	25,392	15,366	—	218,197
Total liabilities	11,611,365	2,609,120	1,579,203	—	15,799,688

Total equity (allocated)	1,112,181	899,653	506,556	3,966	2,522,356
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(212,423)	—	(3,966)	(216,389)
Collateral pledged against secured loans	(638,847)	(1,280,048)	—	—	(1,918,895)
Secured loans	549,325	1,100,675	—	—	1,650,000
Equity related to repurchase agreement debt	1,022,659	507,857	506,556	—	2,037,072
Debt-to-equity ratio (7)	10.3	2.9	3.1	NA	6.2
Repurchase agreement debt-to-equity ratio (8)	10.6	2.9	3.1	NA	6.8

(1)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2017

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,849,851	3,434,196	2,124,487	—	18,408,534
Cash and cash equivalents (3)	39,630	31,069	17,682	—	88,381
Restricted cash	—	620	—	—	620
Derivative assets, at fair value (4)	6,896	—	—	—	6,896
Other assets	77,893	64,284	6,669	3,979	152,825
Total assets	12,974,270	3,530,169	2,148,838	3,979	18,657,256

Repurchase agreements	11,111,755	1,396,330	1,572,716	—	14,080,801
Secured loans (5)	533,463	1,116,537	—	—	1,650,000
Exchangeable senior notes	—	—	—	143,231	143,231
Derivative liabilities, at fair value (4)	31,548	1,217	—	—	32,765
Other liabilities	51,840	24,742	14,888	2,111	93,581
Total liabilities	11,728,606	2,538,826	1,587,604	145,342	16,000,378

Total equity (allocated)	1,245,664	991,343	561,234	(141,363)	2,656,878
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(217,780)	—	141,363	(76,417)
Collateral pledged against secured loans	(623,181)	(1,304,315)	—	—	(1,927,496)
Secured loans	533,463	1,116,537	—	—	1,650,000
Equity related to repurchase agreement debt	1,155,946	585,785	561,234	—	2,302,965
Debt-to-equity ratio (7)	9.3	2.5	2.8	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	9.6	2.4	2.8	NA	6.1

(1)	Investments in CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for Agency RMBS, residential credit and commercial credit.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $119.5 million at March 31, 2018 (March 31, 2017: $55.9 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $76.8 million for the three months ended March 31, 2018 (March 31, 2017: $62.8 million).
Our investing activities provided net cash of $325.5 million in the three months ended March 31, 2018 compared to net cash used in investing activities of $1.1 billion in the three months ended March 31, 2017. We invested $298.9 million in mortgage-backed and credit risk transfer securities during the three months ended March 31, 2018 compared to investments of $1.8 billion in mortgage-backed and credit risk transfer securities in the three months ended March 31, 2017. We generated $488.1 million from principal payments of mortgage-backed and credit risk transfer securities during the three months ended March 31, 2018 compared to $562.2 million from principal payments of mortgage-backed and credit risk transfer securities and $180.8 million from the sales of mortgage-backed and credit risk transfer securities in the three months ended March 31, 2017. We also received net proceeds on settlement of derivative contracts of $113.6 million during the three months ended March 31, 2018 compared to $14.9 million in the three months ended March 31, 2017.
Our financing activities used net cash of $371.8 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $926.0 million in the three months ended March 31, 2017. We used cash of $143.4 million (March 31, 2017: $153.8 million) to extinguish the exchangeable senior notes and to pay dividends of $58.6 million (March 31, 2017: $50.9 million). We also used cash of $169.7 million to make net principal repayments on repurchase agreements (March 31, 2017: net proceeds of $1.1 billion).
As of March 31, 2018, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of March 31, 2018, the FHLBI advances were collateralized by CMBS and Agency RMBS with a fair value of $1.3 billion and $638.2 million, respectively and cash of $2.0 million.
As of March 31, 2018, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 4.8% for Agency RMBS, 21.0% for non-Agency RMBS, 20.6% for GSE CRT and 19.4% for CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3.0% to a high of 27.5% for Agency RMBS, a low of 10.0% to a high of 35.0% for non-Agency RMBS, a low of 16.7% to a high of 27.5% for GSE CRT, a low of 10.0% to a high of 30.0% for CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
As of March 31, 2018, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	13,911,137	13,911,137	—	—	—
Secured loans	1,650,000	—	400,000	—	1,250,000
Total (1)	15,561,137	13,911,137	400,000	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of March 31, 2018, we have approximately $37.5 million and $191.3 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $123.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2018, $114.2 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $8.9 million in additional capital to fund future investments and cover future expenses should they occur.
As of March 31, 2018, we have unfunded commitments on commercial loans of $4.1 million (December 31, 2017: $4.8 million).

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of March 31, 2018, 778,288 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $93,000 (March 31, 2017: $85,000) for shares issued to our independent directors under the Incentive Plan for the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, we issued 7,177 shares and 5,456 shares of stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $14,000 (March 31, 2017: $31,000) for the three months ended March 31, 2018 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At March 31, 2018 there was approximately $306,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 23 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,827	$14.35
Shares granted during the period	7,055	15.37
Shares vested during the period	(7,697)	14.75
Unvested at the end of the period	19,185	$14.56

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2018, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2018.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2018, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2018, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(26.92)%	(1.75)%
+0.50%	(11.65)%	(0.64)%
-0.50%	5.86%	0.93%
-1.00%	0.27%	1.26%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2018. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at March 31, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 20, 2018. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

May 3, 2018	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 3, 2018	By:	/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
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

