Form 10-Q
period 2018-06-30
Invesco Mortgage Capital Inc.
filed 2018-08-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 3, 2018, there were 111,643,188 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	June 30, 2018	December 31, 2017
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,047,937 and $17,560,811, respectively)	17,583,187	18,190,754
Commercial loans, held-for-investment	127,607	191,808
Cash and cash equivalents	70,254	88,381
Restricted cash	—	620
Due from counterparties	7,255	—
Investment related receivable	70,839	73,217
Derivative assets, at fair value	47,509	6,896
Other assets	108,124	105,580
Total assets	18,014,775	18,657,256
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,702,321	14,080,801
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	—	143,231
Derivative liabilities, at fair value	6,071	32,765
Dividends and distributions payable	50,201	50,193
Investment related payable	23,562	5,191
Accrued interest payable	18,886	17,845
Collateral held payable	39,748	7,327
Accounts payable and accrued expenses	1,705	2,200
Due to affiliate	10,558	10,825
Total liabilities	15,503,052	16,000,378
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,643,188 and 111,624,159 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,384,902	2,384,356
Accumulated other comprehensive income	89,461	261,029
Retained earnings (distributions in excess of earnings)	(551,632)	(579,334)
Total stockholders’ equity	2,487,171	2,630,491
Non-controlling interest	24,552	26,387
Total equity	2,511,723	2,656,878
Total liabilities and equity	18,014,775	18,657,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share amounts	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	147,548	121,027	296,551	239,900
Commercial loans	4,051	6,021	8,273	11,785
Total interest income	151,599	127,048	304,824	251,685
Interest Expense
Repurchase agreements	69,389	36,072	128,974	66,019
Secured loans	8,471	4,535	15,398	7,948
Exchangeable senior notes	—	3,504	1,621	8,512
Total interest expense	77,860	44,111	145,993	82,479
Net interest income	73,739	82,937	158,831	169,206
Other Income (loss)
Gain (loss) on investments, net	(36,377)	11,175	(196,747)	9,322
Equity in earnings (losses) of unconsolidated ventures	798	(154)	1,694	(1,688)
Gain (loss) on derivative instruments, net	67,169	(53,513)	200,536	(48,051)
Realized and unrealized credit derivative income (loss), net	735	21,403	3,900	41,358
Net loss on extinguishment of debt	—	(526)	(26)	(5,237)
Other investment income (loss), net	(2,160)	2,533	942	3,862
Total other income (loss)	30,165	(19,082)	10,299	(434)
Expenses
Management fee – related party	10,102	9,027	20,323	17,828
General and administrative	1,525	1,608	3,281	3,692
Total expenses	11,627	10,635	23,604	21,520
Net income	92,277	53,220	145,526	147,252
Net income attributable to non-controlling interest	1,163	670	1,834	1,856
Net income attributable to Invesco Mortgage Capital Inc.	91,114	52,550	143,692	145,396
Dividends to preferred stockholders	11,106	5,716	22,213	11,432
Net income attributable to common stockholders	80,008	46,834	121,479	133,964
Earnings per share:
Net income attributable to common stockholders
Basic	0.72	0.42	1.09	1.20
Diluted	0.72	0.41	1.08	1.15
Dividends declared per common share	0.42	0.40	0.84	0.80
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Net income	92,277	53,220	145,526	147,252
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(47,929)	39,633	(180,246)	55,922
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	9,889	651	19,126	1,501
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,898)	(6,369)	(13,437)	(12,667)
Currency translation adjustments on investment in unconsolidated venture	486	139	798	(476)
Total other comprehensive income (loss)	(44,452)	34,054	(173,759)	44,280
Comprehensive income (loss)	47,825	87,274	(28,233)	191,532
Less: Comprehensive (income) loss attributable to non-controlling interest	(602)	(1,099)	357	(2,414)
Less: Dividends to preferred stockholders	(11,106)	(5,716)	(22,213)	(11,432)
Comprehensive income (loss) attributable to common stockholders	36,117	80,459	(50,089)	177,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended June 30, 2018
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income	—	—	—	—	—	—	—	—	—	—	143,692	143,692	1,834	145,526
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(171,568)	—	(171,568)	(2,191)	(173,759)
Stock awards	—	—	—	—	—	—	19,029	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(93,777)	(93,777)	—	(93,777)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(1,197)	(1,197)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(22,213)	(22,213)	—	(22,213)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	262	—	—	262	3	265
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	284	—	—	284	(284)	—
Balance at June 30, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,643,188	1,116	2,384,902	89,461	(551,632)	2,487,171	24,552	2,511,723
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2018	2017
Cash Flows from Operating Activities
Net income	145,526	147,252
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	25,657	37,534
Realized and unrealized (gain) loss on derivative instruments, net	(217,159)	5,191
Realized and unrealized (gain) loss on credit derivatives, net	7,371	(29,707)
(Gain) loss on investments, net	196,747	(9,322)
(Income) loss from investments in unconsolidated ventures in excess of distributions received	(1,150)	2,106
Other amortization	(13,052)	(11,656)
Net loss on extinguishment of debt	26	5,237
(Gain) loss on foreign currency transactions, net	1,099	(2,229)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	2,267	(2,497)
Increase (decrease) in operating liabilities	435	(3,016)
Net cash provided by operating activities	147,767	138,893
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(1,213,558)	(2,533,663)
(Contributions to) distributions from investments in unconsolidated ventures, net	(1,077)	7,408
Change in other assets	—	(3,457)
Principal payments from mortgage-backed and credit risk transfer securities	1,061,392	1,081,479
Proceeds from sale of mortgage-backed and credit risk transfer securities	387,726	572,616
Proceeds from/ (payments for) settlement or termination of forwards, swaps and futures, net	149,852	(25,311)
Net change in due from counterparties and collateral held payable	25,165	1,771
Principal payments from commercial loans held-for-investment	64,814	—
Origination and advances of commercial loans, net of origination fees	(1,677)	(3,170)
Net cash provided by (used in) investing activities	472,637	(902,327)
Cash Flows from Financing Activities
Due from counterparties - secured loans	—	(1,246)
Proceeds from repurchase agreements	72,281,324	63,154,822
Principal repayments of repurchase agreements	(72,659,696)	(62,200,623)
Extinguishment of exchangeable senior notes	(143,433)	(185,386)
Payments of deferred costs	(167)	—
Payments of dividends and distributions	(117,179)	(101,852)
Net cash (used in) provided by financing activities	(639,151)	665,715
Net change in cash, cash equivalents and restricted cash	(18,747)	(97,719)
Cash, cash equivalents and restricted cash, beginning of period	89,001	161,788
Cash, cash equivalents and restricted cash, end of period	70,254	64,069
Supplement Disclosure of Cash Flow Information
Interest paid	158,027	97,003
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(161,120)	57,423
Dividends and distributions declared not paid	50,201	50,930
Net change in investment related payable (receivable)	(18,871)	(163,489)
Net change in repurchase agreements, not settled	(108)	4,081
Change in due from counterparties and collateral held payable	—	86,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership"), as its sole general partner. As of June 30, 2018, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
We primarily invest in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association, or a federally chartered corporation such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation (collectively "Agency RMBS");

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association or a federally chartered corporation such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation (collectively "Agency CMBS");

•	RMBS that are not guaranteed by a U.S. government agency ("non-Agency RMBS");

•	CMBS that are not guaranteed by a U.S. government agency (“non-Agency CMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
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
Effective January 1, 2018, we adopted the accounting guidance intended to reduce diversity in how restricted cash and certain transactions are classified in the statement of cash flows. The new guidance requires that the statement of cash flows explains the difference during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted the accounting standard on a retrospective basis, which required us to restate our statement of cash flows for the six months ended June 30, 2017. The adoption resulted in a $15.5 million decrease in net cash provided by operating activities, $17.3 million decrease in net cash used in investing activities and $1.8 million decrease in net cash provided by financing activities. We included restricted cash of $620,000 as of December 31, 2017 in our reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows. We did not have any restricted cash as of June 30, 2018.
Pending Accounting Pronouncements
In June 2016, new accounting guidance was issued for reporting credit losses for assets measured at amortized cost and available-for-sale securities. The new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. We are required to adopt the new guidance in the first quarter of 2020 by recording a cumulative effect adjustment to retained earnings as of January 1, 2020. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.
In June 2018, new accounting guidance was issued that aligns the measurement and classification for stock-based payments to non-employees with the guidance for stock-based payments to employees. Under the new guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. We are required to adopt the new guidance in the first quarter of 2019 by recording a cumulative effect adjustment to retained earnings as of January 1, 2019. We are currently evaluating the potential impacts of the new guidance on our consolidated financial statements.

Note 3 - Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at June 30, 2018 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,151,237	3,151,237
Non-Agency RMBS	1,220,076	1,220,076
Investments in unconsolidated ventures	28,997	28,997
Total	4,400,310	4,400,310
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of June 30, 2018 and December 31, 2017.

June 30, 2018
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)	Quarterly Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,532,605	85,680	2,618,285	(95,101)	2,523,184	2.32%	1.99%
30 year fixed-rate	7,602,464	284,277	7,886,741	(221,602)	7,665,139	3.14%	2.95%
ARM*	215,178	1,300	216,478	(1,677)	214,801	2.58%	2.43%
Hybrid ARM	1,566,739	23,143	1,589,882	(22,831)	1,567,051	2.56%	2.28%
Total Agency RMBS pass-through	11,916,986	394,400	12,311,386	(341,211)	11,970,175	2.88%	2.65%
Agency-CMO (3)	995,408	(745,565)	249,843	(11,027)	238,816	3.26%	3.04%
Agency CMBS	150,268	1,940	152,208	19	152,227	3.46%	3.63%
Non-Agency CMBS (4)	3,871,603	(700,887)	3,170,716	(19,479)	3,151,237	5.02%	4.95%
Non-Agency RMBS (5)(6)(7)	2,945,105	(1,851,911)	1,093,194	126,882	1,220,076	7.09%	7.12%
GSE CRT (8)	744,545	22,913	767,458	83,198	850,656	2.81%	3.37%
Total	20,623,915	(2,879,110)	17,744,805	(161,618)	17,583,187	3.53%	3.36%
* Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of June 30, 2018 and incorporates future prepayment and loss assumptions.

(2)
Quarterly weighted average yield for the period was calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 79.3% of principal/notional balance, 17.0% of amortized cost and 16.1% of fair value.

(4)	Non-Agency CMBS includes interest-only securities which represent 15.7% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(5)	Non-Agency RMBS held by us is 47.6% variable rate, 46.0% fixed rate and 6.4% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $190.7 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities ("Non-Agency IO") which represent 55.7% of principal/notional balance, 2.4% of amortized cost and 2.3% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2017
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)	Quarterly Weighted Average Yield (2)
Agency RMBS:
15 year fixed-rate	2,917,307	119,120	3,036,427	(61,645)	2,974,782	2.17%	1.98%
30 year fixed-rate	7,354,211	295,977	7,650,188	(9,648)	7,640,540	3.09%	2.90%
ARM	238,486	1,609	240,095	1,105	241,200	2.60%	2.36%
Hybrid ARM	1,696,148	26,066	1,722,214	(2,829)	1,719,385	2.54%	2.25%
Total Agency RMBS pass-through	12,206,152	442,772	12,648,924	(73,017)	12,575,907	2.79%	2.58%
Agency-CMO (3)	1,226,539	(942,290)	284,249	(10,306)	273,943	2.91%	2.74%
Non-Agency CMBS (4)	3,879,775	(704,097)	3,175,678	40,739	3,216,417	4.92%	4.77%
Non-Agency RMBS (5)(6)(7)	2,785,704	(1,661,683)	1,124,021	133,587	1,257,608	7.19%	7.18%
GSE CRT (8)	757,183	24,306	781,489	85,390	866,879	2.45%	2.79%
Total	20,855,353	(2,840,992)	18,014,361	176,393	18,190,754	3.42%	3.27%

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2017 and incorporates future prepayment and loss assumptions.

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

(4)	Non-Agency CMBS includes interest-only securities which represent 15.8% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(5)	Non-Agency RMBS held by us is 52.2% variable rate, 37.8% fixed rate, and 10.0% floating rate based on fair value.

(6)	Of the total discount in non-Agency RMBS, $195.3 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities, which represent 51.5% of principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of June 30, 2018 and December 31, 2017. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of June 30, 2018 and December 31, 2017, approximately 41% and 36%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	June 30, 2018			December 31, 2017
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	2,170,906	352,278	2,523,184	2,842,440	132,342	2,974,782
30 year fixed-rate	2,216,755	5,448,384	7,665,139	2,467,871	5,172,669	7,640,540
ARM*	214,801	—	214,801	241,200	—	241,200
Hybrid ARM	1,535,502	31,549	1,567,051	1,719,385	—	1,719,385
Total RMBS Agency pass-through	6,137,964	5,832,211	11,970,175	7,270,896	5,305,011	12,575,907
Agency-CMO	182,293	56,523	238,816	203,351	70,592	273,943
Agency CMBS	—	152,227	152,227	—	—	—
Non-Agency CMBS	2,294,341	856,896	3,151,237	2,376,413	840,004	3,216,417
Non-Agency RMBS	1,075,371	144,705	1,220,076	1,236,178	21,430	1,257,608
GSE CRT	619,553	231,103	850,656	635,537	231,342	866,879
Total	10,309,522	7,273,665	17,583,187	11,722,375	6,468,379	18,190,754

The components of the carrying value of our MBS and GSE CRT portfolio at June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,743,581	2,880,334	20,623,915
Unamortized premium	471,489	—	471,489
Unamortized discount	(552,058)	(2,798,541)	(3,350,599)
Gross unrealized gains (1)	253,314	7,010	260,324
Gross unrealized losses (1)	(415,201)	(6,741)	(421,942)
Fair value	17,501,125	82,062	17,583,187

	December 31, 2017
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,974,390	2,880,963	20,855,353
Unamortized premium	521,626	—	521,626
Unamortized discount	(577,344)	(2,785,274)	(3,362,618)
Gross unrealized gains (1)	336,543	5,113	341,656
Gross unrealized losses (1)	(155,146)	(10,117)	(165,263)
Fair value	18,100,069	90,685	18,190,754

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2018 and 2017 is provided later in this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of June 30, 2018 and December 31, 2017.

$ in thousands	June 30, 2018	December 31, 2017
Less than one year	135,350	135,559
Greater than one year and less than five years	6,166,267	7,934,836
Greater than or equal to five years	11,281,570	10,120,359
Total	17,583,187	18,190,754

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.
June 30, 2018

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	385,423	(5,524)	87	1,780,406	(92,961)	127	2,165,829	(98,485)	214
30 year fixed-rate	5,930,551	(182,696)	212	890,051	(50,074)	58	6,820,602	(232,770)	270
ARM	157,531	(2,230)	17	530	(26)	1	158,061	(2,256)	18
Hybrid ARM	852,306	(12,652)	94	436,416	(12,707)	46	1,288,722	(25,359)	140
Total Agency RMBS pass-through (1)	7,325,811	(203,102)	410	3,107,403	(155,768)	232	10,433,214	(358,870)	642
Agency-CMO (2)	149,189	(9,756)	43	71,796	(3,873)	5	220,985	(13,629)	48
Agency CMBS (3)	69,365	(78)	1	—	—	—	69,365	(78)	1
Non-Agency CMBS (4)	1,842,373	(35,757)	136	207,220	(11,547)	17	2,049,593	(47,304)	153
Non-Agency RMBS (5)	250,751	(1,687)	30	50,145	(374)	7	300,896	(2,061)	37
Total	9,637,489	(250,380)	620	3,436,564	(171,562)	261	13,074,053	(421,942)	881

(1)	Amounts disclosed includes Agency RMBS with a fair value of $5.3 billion for which the fair value option has been elected. Such securities have unrealized losses of $177.0 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $22.4 million and $18.0 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $6.5 million and $856,000, respectively.

(3)	Fair value option has been elected for all Agency CMBS.

(4)	Amounts disclosed includes Non-Agency CMBS with a fair value of $693.4 million for which the fair value option has been elected. Such securities have unrealized losses of $21.8 million.

(5)
Amounts disclosed includes Non-Agency RMBS and Non-Agency IO with a fair value of $111.2 million and $10.7 million, respectively for which the fair value option has been elected. Such securities have unrealized losses of $4,000 and $247,000, respectively.

December 31, 2017

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	111,020	(321)	26	2,406,021	(67,285)	133	2,517,041	(67,606)	159
30 year fixed-rate	3,677,576	(20,730)	107	963,547	(27,158)	56	4,641,123	(47,888)	163
ARM	101,173	(902)	12	—	—	—	101,173	(902)	12
Hybrid ARM	614,321	(4,189)	73	517,642	(8,091)	47	1,131,963	(12,280)	120
Total Agency RMBS pass-through (1)	4,504,090	(26,142)	218	3,887,210	(102,534)	236	8,391,300	(128,676)	454
Agency-CMO (2)	75,299	(10,433)	44	81,988	(2,309)	5	157,287	(12,742)	49
Non-Agency CMBS (3)	892,553	(17,612)	81	135,139	(3,792)	12	1,027,692	(21,404)	93
Non-Agency RMBS (4)	84,439	(709)	15	96,263	(1,732)	11	180,702	(2,441)	26
Total	5,556,381	(54,896)	358	4,200,600	(110,367)	264	9,756,981	(165,263)	622

(1)	Amounts disclosed includes Agency RMBS with a fair value of $3.4 billion for which the fair value option has been elected. Such securities have unrealized losses of $22.8 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $36.5 million and $9.5 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $10.1 million and $88,000, respectively.

(3)	Amounts disclosed includes Non-Agency CMBS with a fair value of $596.0 million for which the fair value option has been elected. Such securities have unrealized losses of $8.9 million.

(4)	Amounts disclosed includes Non-Agency IO with a fair value of $530,000 for which the fair value option has been elected. Such securities have unrealized losses of $39,000.
Gross unrealized losses on our Agency RMBS, Agency CMBS and CMO were $366.1 million at June 30, 2018 (December 31, 2017: $131.3 million). Due to the inherent credit quality of Agency RMBS, Agency CMBS and Agency-CMO, we determined that at June 30, 2018 and December 31, 2017, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS and non-Agency CMBS were $55.9 million (December 31, 2017: $33.9 million) at June 30, 2018. We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment on a quarterly basis.
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
The following table summarizes OTTI included in earnings for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
RMBS interest-only securities	2,089	3,585	6,398	3,876
Non-Agency RMBS (1)	—	513	50	754
Total	2,089	4,098	6,448	4,630

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option. As of June 30, 2018, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Gross realized gains on sale of investments	35	1,311	35	2,215
Gross realized losses on sale of investments	(11,560)	(1,962)	(20,797)	(3,873)
Other-than-temporary impairment losses	(2,089)	(4,098)	(6,448)	(4,630)
Net unrealized gains and losses on MBS accounted for under the fair value option	(22,941)	7,715	(170,136)	4,113
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	182	8,195	616	11,474
Net unrealized gains and losses on trading securities	(4)	14	(17)	23
Total gain (loss) on investments, net	(36,377)	11,175	(196,747)	9,322
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and six months ended June 30, 2018 and 2017. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended June 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	105,430	(22,275)	83,155
Non-Agency CMBS	38,101	1,195	39,296
Non-Agency RMBS	13,195	5,159	18,354
GSE CRT	7,180	(696)	6,484
Other	259	—	259
Total	164,165	(16,617)	147,548
For the three months ended June 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	91,979	(27,775)	64,204
Non-Agency CMBS	31,506	(1,852)	29,654
Non-Agency RMBS	18,131	3,734	21,865
GSE CRT	5,556	(347)	5,209
Other	95	—	95
Total	147,267	(26,240)	121,027

For the six months ended June 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	213,747	(45,497)	168,250
Non-Agency CMBS	75,394	2,621	78,015
Non-Agency RMBS	27,207	10,336	37,543
GSE CRT	13,705	(1,393)	12,312
Other	431	—	431
Total	330,484	(33,933)	296,551
For the six months ended June 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	183,210	(56,353)	126,857
Non-Agency CMBS	61,182	(4,486)	56,696
Non-Agency RMBS	38,745	8,121	46,866
GSE CRT	10,043	(718)	9,325
Other	156	—	156
Total	293,336	(53,436)	239,900
Note 5 – Commercial Loans Held-for-Investment
The following table summarizes purchased or originated commercial mezzanine loans held-for-investment as of June 30, 2018 and December 31, 2017.

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
June 30, 2018	5	127,638	(31)	127,607	8.96%	0.7
December 31, 2017	8	191,894	(86)	191,808	8.52%	1.2

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of June 30, 2018 and December 31, 2017 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.
Note 6 – Other Assets
The following table summarizes our other assets as of June 30, 2018 and December 31, 2017.

$ in thousands	June 30, 2018	December 31, 2017
FHLBI stock	74,250	74,250
Investments in unconsolidated ventures	28,997	25,972
Investment in exchange-traded fund	3,962	3,979
Prepaid expenses and other assets	915	1,379
Total	108,124	105,580
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
Note 7 – Borrowings
We have financed the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following tables summarize certain characteristics of our borrowings at June 30, 2018 and December 31, 2017. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	June 30, 2018
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	10,537,934	2.13%	22
Agency CMBS	133,417	2.10%	30
Non-Agency CMBS	1,450,627	3.25%	23
Non-Agency RMBS	917,106	3.28%	23
GSE CRT	663,237	3.18%	23
Total Repurchase Agreements	13,702,321	2.38%	23
Secured Loans	1,650,000	2.18%	2,136
Total Borrowings	15,352,321	2.36%	250

$ in thousands	December 31, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,111,755	1.58%	25
Non-Agency CMBS	1,396,330	2.61%	9
Non-Agency RMBS	915,225	2.77%	31
GSE CRT	657,491	2.78%	24
Total Repurchase Agreements	14,080,801	1.82%	25
Secured Loans	1,650,000	1.52%	2,317
Exchangeable Senior Notes (1)	143,410	5.00%	74
Total Borrowings	15,874,211	1.82%	263

(1)	The carrying value of exchangeable senior notes was $143.2 million as of December 31, 2017. The carrying value was net of unamortized debt issuance costs of $179,000 as of December 31, 2017.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	June 30, 2018
7/1/2018 - 6/30/2019	13,702,321
7/1/2019 - 6/30/2020	300,000
7/1/2020 - 6/30/2021	100,000
7/1/2021 - 6/30/2022	—
7/1/2022 - 6/30/2023	—
Thereafter	1,250,000
Total	15,352,321
The following tables summarize certain characteristics of our repurchase agreements and secured loans at June 30, 2018 and December 31, 2017.

June 30, 2018
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC	1,808,727	11.8%	1,897,787
ING Financial Market	1,348,953	8.8%	1,425,690
Royal Bank of Canada	1,024,743	6.7%	1,232,629
E D & F Man Capital Markets	981,383	6.4%	1,034,330
Industrial and Commercial Bank of China	964,543	6.3%	1,018,444
Mirae Asset Securities	955,053	6.2%	1,011,962
MUFG Securities	800,043	5.2%	865,731
Citigroup	739,881	4.8%	862,726
Amherst Pierpont Securities	534,560	3.5%	563,108
KGS-Alpha Capital Markets	468,171	3.0%	497,673
JP Morgan	433,950	2.8%	505,625
South Street Securities	391,157	2.5%	410,702
Societe Generale	373,836	2.4%	471,416
Goldman Sachs	331,685	2.2%	424,913
Mizuho Securities	285,212	1.9%	302,605
BNP Paribas Securities	280,800	1.8%	312,536
Guggenheim Liquidity Services	270,239	1.8%	285,207
Natixis Securities	264,068	1.7%	296,149
Bank of Nova Scotia	236,178	1.5%	251,630
Wells Fargo Securities	218,878	1.4%	263,463
All other counterparties (2)	990,261	6.6%	1,120,124
Total Repurchase Agreement Counterparties	13,702,321	89.3%	15,054,450
Secured Loans Counterparty:
FHLBI	1,650,000	10.7%	1,910,709
Total	15,352,321	100.0%	16,965,159

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Represents amounts outstanding with nine counterparties.

December 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral (1)
Repurchase Agreement Counterparties:
HSBC	1,745,684	11.2%	1,839,411
ING Financial Markets	1,482,603	9.4%	1,571,061
Royal Bank of Canada	1,144,856	7.3%	1,375,285
Industrial and Commercial Bank of China	1,038,844	6.6%	1,102,543
E D & F Man Capital Markets	1,028,437	6.5%	1,085,429
Mirae Asset Securities	958,756	6.1%	1,018,664
MUFG Securities	865,201	5.5%	936,071
Citigroup	724,094	4.6%	841,977
Amherst Pierpont Securities	722,080	4.6%	764,713
KGS-Alpha Capital Markets	461,098	2.9%	491,313
JP Morgan	451,941	2.9%	523,590
Societe Generale	386,737	2.5%	495,093
BNP Paribas Securities	348,340	2.2%	388,091
South Street Securities	332,623	2.1%	354,689
Goldman Sachs	324,152	2.1%	419,713
Mizuho Securities	310,835	2.0%	330,555
Guggenheim Liquidity Services	306,081	1.9%	322,452
Bank of Nova Scotia	289,705	1.8%	301,715
Natixis Securities	275,764	1.8%	302,291
All other counterparties (2)	882,970	5.5%	1,058,759
Total Repurchase Agreement Counterparties	14,080,801	89.5%	15,523,415
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,927,496
Total	15,730,801	100.0%	17,450,911

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Represents amounts outstanding with seven counterparties.
Repurchase Agreements
Repurchase agreements bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at June 30, 2018.
Our repurchase agreement collateral ratio (MBS and GSE CRTs pledged as collateral/Amount Outstanding) was 110% as of June 30, 2018 (December 31, 2017: 110%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of June 30, 2018, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the six months ended June 30, 2018, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.87% and a weighted average maturity of 5.9 years.

The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the "FHFA Rule") became effective on February 19, 2016. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. The FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021. We do not expect there to be any impact to our existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We did not incur a loss on retirement of the Notes in the three months ended June 30, 2018. In the three months ended June 30, 2017, we retired $31.2 million of the Notes for a repurchase price of $31.6 million. In the six months ended June 30, 2018, we retired $143.4 million (2017: $181.2 million) of the Notes for a repurchase price of $143.4 million (2017: $185.4 million).
Accrued interest payable on the Notes was approximately $2.1 million as of December 31, 2017.

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of June 30, 2018 and December 31, 2017. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on futures contracts is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2018 and December 31, 2017, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	June 30, 2018	December 31, 2017
Repurchase Agreements:
Agency RMBS	11,166,220	11,788,765
Agency CMBS	140,714	—
Non-Agency CMBS	1,809,084	853,446
Non-Agency RMBS	1,130,621	1,737,831
GSE CRT	807,811	1,143,373
Total repurchase agreements collateral pledged	15,054,450	15,523,415
Secured Loans:
Agency RMBS	642,808	623,181
Non-Agency CMBS	1,267,901	1,304,315
Total secured loans collateral pledged	1,910,709	1,927,496
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS (1)	82,778	109,900
Cash	7,255	620
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	90,033	110,520
Total:
Mortgage-backed and credit risk transfer securities	17,047,937	17,560,811
Cash	7,255	620
Total collateral pledged	17,055,192	17,561,431

Collateral Held	June 30, 2018	December 31, 2017
Interest Rate Swaps:
Cash	39,748	7,327
Total collateral held	39,748	7,327

(1)
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
Interest Rate Swaps
Collateral pledged with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH. Clearnet Limited ("LCH") through a Futures Commission Merchant ("FCM"). Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
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

Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2018:

$ in thousands	Notional Amount as of December 31, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2018
Interest Rate Swaps (1) (2)	8,620,000	1,500,000	(1,250,000)	8,870,000
Futures Contracts	—	715,000	(430,000)	285,000
Currency Forward Contracts	76,859	156,754	(156,159)	77,454
Credit Derivatives	553,493	—	(11,683)	541,810
Total	9,250,352	2,371,754	(1,847,842)	9,774,264

(1)	Notional amount as of June 30, 2018 excludes $1.6 billion of interest rate swaps with forward start dates.

(2)	Notional amount as of December 31, 2017 excludes $500.0 million of interest rate swaps with forward start dates.

Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to twelve months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve making fixed-rate payments to a counterparty in exchange for the receipt of variable-rate amounts over the life of the agreements without exchange of the underlying notional amount.
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.9 million as a decrease (June 30, 2017: $6.4 million as a decrease) and $13.4 million as a decrease (June 30, 2017: $12.7 million as a decrease) to interest expense for the three and six months ended June 30, 2018, respectively. During the next 12 months, we estimate that $24.2 million will be reclassified as a decrease to interest expense, repurchase agreements. As of June 30, 2018, $110.6 million (December 31, 2017: $123.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified to interest expense over a period of time through December 15, 2023.

As of June 30, 2018, we had the following interest rate swaps outstanding:

$ in thousands Counterparty	Index	Notional	Maturity Date	Fixed Interest Rate in Contract
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.50%
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.69%
Wells Fargo Bank, N.A.	1-month LIBOR	200,000	3/15/2021	3.14%
CME Central Clearing	3-month LIBOR	500,000	5/24/2021	2.25%
Citibank, N.A.	1-month LIBOR	200,000	5/25/2021	2.83%
CME Central Clearing	3-month LIBOR	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	1-month LIBOR	550,000	2/24/2022	2.45%
CME Central Clearing	3-month LIBOR	1,000,000	6/9/2022	2.21%
CME Central Clearing	3-month LIBOR	1,000,000	8/14/2022	1.87%
The Royal Bank of Scotland Plc	1-month LIBOR	500,000	8/15/2023	1.98%
CME Central Clearing	1-month LIBOR	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	1-month LIBOR	500,000	12/15/2023	2.20%
CME Central Clearing	3-month LIBOR	450,000	1/12/2024	2.10%
CME Central Clearing	3-month LIBOR	450,000	1/25/2024	2.15%
LCH Central Clearing	3-month LIBOR	1,000,000	2/6/2025	2.77%
CME Central Clearing	3-month LIBOR	100,000	4/2/2025	2.04%
LCH Central Clearing	3-month LIBOR	220,000	8/31/2027	2.12%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.78%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.39%
Total		8,870,000		2.37%
As of June 30, 2018, we had the following additional interest rate swaps outstanding with forward start dates:

$ in thousands Counterparty		Index	Notional	Maturity Date	Fixed Interest Rate in Contract
LCH Central Clearing	(1)	3-month LIBOR	600,000	2/5/2026	2.64%
LCH Central Clearing	(2)	1-month LIBOR	200,000	7/3/2028	2.78%
LCH Central Clearing	(3)	3-month LIBOR	200,000	3/17/2031	2.74%
LCH Central Clearing	(4)	1-month LIBOR	600,000	8/24/2033	3.18%
Total			1,600,000		2.87%

(1)	Forward start date of 2/5/2021

(2)	Forward start date of 7/2/2018

(3)	Forward start date of 3/15/2021

(4)	Forward start date of 8/24/2023
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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of June 30, 2018, we have $50.8 million (December 31, 2017: $49.7 million) of notional amount of forward contracts denominated in Pound Sterling and $26.7 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At June 30, 2018 and December 31, 2017, terms of the GSE CRT embedded derivatives are:

$ in thousands	June 30, 2018	December 31, 2017
Fair value amount	38,029	45,400
Notional amount	541,810	553,493
Maximum potential amount of future undiscounted payments	541,810	553,493
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2018	As of December 31, 2017		As of June 30, 2018	As of December 31, 2017
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	44,122	6,896	Interest Rate Swaps Liability	3,415	31,548
Currency Forward Contracts	3,387	—	Currency Forward Contracts	—	1,217
			Futures Contracts	2,656	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

$ in thousands	Three months ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,638	(4,903)	735

$ in thousands	Three months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,844	15,559	21,403

$ in thousands	Six months ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	11,271	(7,371)	3,900

$ in thousands	Six months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	11,651	29,707	41,358
The following table summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

$ in thousands	Three Months Ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	34,273	(4,511)	32,985	62,747
Futures Contracts	640	—	(1,044)	(404)
Currency Forward Contracts	1,361	—	3,465	4,826
Total	36,274	(4,511)	35,406	67,169

$ in thousands	Three Months Ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(38,512)	(19,966)	7,975	(50,503)
Currency Forward Contracts	(1,717)	—	(1,293)	(3,010)
Total	(40,229)	(19,966)	6,682	(53,513)

$ in thousands	Six Months Ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	156,546	(16,623)	65,359	205,282
Futures Contracts	(4,637)	—	(2,656)	(7,293)
Currency Forward Contracts	(2,057)	—	4,604	2,547
Total	149,852	(16,623)	67,307	200,536

$ in thousands	Six Months Ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,518)	(42,860)	20,925	(44,453)
Currency Forward Contracts	(2,793)	—	(805)	(3,598)
Total	(25,311)	(42,860)	20,120	(48,051)

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $3.5 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have pledged collateral of $5.3 million of Agency RMBS as of June 30, 2018 related to bilateral interest rate swap agreements. If we had breached any of these provisions at June 30, 2018, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net asset of $6.7 million as of June 30, 2018.
We were in compliance with all of the financial provisions of these counterparty agreements as of June 30, 2018.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of June 30, 2018, our derivative asset of $6.7 million (December 31, 2017: derivative liability of $10.3 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
Offsetting of Derivative Assets
As of June 30, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	40,773	—	40,773	—	(39,389)	1,384

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of June 30, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	6,071	—	6,071	(3,415)	(2,656)	—
Repurchase Agreements (4)	13,702,321	—	13,702,321	(13,702,321)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,358,392	—	15,358,392	(15,355,736)	(2,656)	—
Offsetting of Derivative Assets
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	6,896	—	6,896	—	(6,896)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	22,445	—	22,445	(21,169)	(620)	656
Repurchase Agreements (4)	14,080,801	—	14,080,801	(14,080,801)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,753,246	—	15,753,246	(15,751,970)	(620)	656

27

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at June 30, 2018 and December 31, 2017, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $82.8 million (December 31, 2017: $109.9 million) at June 30, 2018, of which $77.4 million (December 31, 2017: $86.2 million) relates to initial margin pledged on centrally cleared interest rate swaps. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $39.7 million and $7.3 million at June 30, 2018 and December 31, 2017, respectively. Cash collateral pledged by us on our futures contracts and currency forward contracts were $7.3 million and $620,000 at June 30, 2018 and December 31, 2017, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at June 30, 2018 and December 31, 2017, respectively.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.1 billion and $15.5 billion at June 30, 2018 and December 31, 2017, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at June 30, 2018 and December 31, 2017, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	17,545,158	38,029	—	17,583,187
Derivative assets	—	47,509	—	—	47,509
Other assets (4)	3,962	—	—	28,997	32,959
Total assets	3,962	17,592,667	38,029	28,997	17,663,655
Liabilities:
Derivative liabilities	2,656	3,415	—	—	6,071
Total liabilities	2,656	3,415	—	—	6,071

	December 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	18,145,354	45,400	—	18,190,754
Derivative assets	—	6,896	—	—	6,896
Other assets (4)	3,979	—	—	25,972	29,951
Total assets	3,979	18,152,250	45,400	25,972	18,227,601
Liabilities:
Derivative liabilities	—	32,765	—	—	32,765
Total liabilities	—	32,765	—	—	32,765

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of June 30, 2018, the net embedded derivative asset position of $38.0 million includes $39.4 million of embedded derivatives in an asset position and $1.4 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative asset position of $45.4 million includes $46.5 million of embedded derivatives in an asset position and $1.1 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of June 30, 2018 and December 31, 2017, the weighted average remaining term of investments in unconsolidated ventures is 2.2 and 1.9 years, respectively.

(4)	Includes $4.0 million and $4.0 million of investment in an exchange-traded fund as of June 30, 2018 and December 31, 2017, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Beginning balance	42,932	31,243	45,400	17,095
Unrealized credit derivative gains (losses), net	(4,903)	15,559	(7,371)	29,707
Ending balance	38,029	46,802	38,029	46,802
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2018	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	38,029	Market Comparables, Vendor Pricing	Weighted average life	2.8 - 6.4 years	4.6 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	45,400	Market Comparables, Vendor Pricing	Weighted average life	2.6 - 6.8 years	4.8 years
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	127,607	127,770	191,808	191,930
Other assets	74,250	74,250	74,250	74,250
Total	201,857	202,020	266,058	266,180
Financial Liabilities
Repurchase agreements	13,702,321	13,702,411	14,080,801	14,080,460
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	—	—	143,231	143,948
Total	15,352,321	15,352,411	15,874,032	15,874,408
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
Note 12 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and six months ended June 30, 2018, we reimbursed our Manager $217,000 (June 30, 2017: $202,000) and $431,000 (June 30, 2017: $387,000), respectively, for costs of support personnel that are fully dedicated to our business.
We have invested $24.2 million as of June 30, 2018 (December 31, 2017: $74.4 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Incurred costs, prepaid or expensed	1,300	1,249	2,792	2,794
Incurred costs, charged against equity as a cost of raising capital	2	—	167	—
Total incurred costs, originally paid by our Manager	1,302	1,249	2,959	2,794
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
In August 2017, we completed a public offering of 11,500,000 shares of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock at the price of $25.00 per share. Holders of our Series C Preferred Stock are entitled to receive dividends at an annual rate of 7.50% of the liquidation preference of $25.00 per share or $1.875 per share per annum until September 27, 2027. After September 27, 2027, holders are entitled to receive dividends at a floating rate equal to three-month LIBOR plus a spread of 5.289% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.
As of July 27, 2017, we had the option to redeem shares of Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of Series B Preferred Stock after December 27, 2024 and shares of Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Common Stock
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of June 30, 2018, we have not sold any shares of common stock under the equity distribution agreement.

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
Share Repurchase Program
During the three and six months ended June 30, 2018 and 2017, we did not repurchase any shares of our common stock. As of June 30, 2018, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of June 30, 2018, 771,823 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $106,000 (June 30, 2017: $112,000) and approximately $199,000 (June 30, 2017: $197,000) for shares issued to our independent directors under the Incentive Plan for the three and six months ended June 30, 2018. During the three months ended June 30, 2018 and 2017, we issued 6,465 shares and 5,292 shares of common stock, respectively, to our independent directors. During the six months ended June 30, 2018 and 2017, we issued 13,642 shares and 10,748 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $30,000 (June 30, 2017: $35,000) and approximately $44,000 (June 30, 2017: $66,000) for the three and six months ended June 30, 2018 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At June 30, 2018 there was approximately $276,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,185	$14.56	19,827	$14.35
Shares granted during the period	—	—	7,055	15.37
Shares vested during the period	—	—	(7,697)	14.75
Unvested at the end of the period	19,185	$14.56	19,185	$14.56

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2018 and 2017. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended June 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(47,929)	—	(47,929)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,889	—	9,889
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,898)	(6,898)
Currency translation adjustments on investment in unconsolidated venture	486	—	—	486
Total other comprehensive income/(loss)	486	(38,040)	(6,898)	(44,452)

AOCI balance at beginning of period	1,255	14,660	117,437	133,352
Total other comprehensive income/(loss)	486	(38,040)	(6,898)	(44,452)
Other comprehensive income/(loss) attributable to non-controlling interest	(5)	479	87	561
AOCI balance at end of period	1,736	(22,901)	110,626	89,461

	Three Months Ended June 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	39,633	—	39,633
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	651	—	651
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,369)	(6,369)
Currency translation adjustments on investment in unconsolidated venture	139	—	—	139
Total other comprehensive income/(loss)	139	40,284	(6,369)	34,054

AOCI balance at beginning of period	(512)	161,381	142,896	303,765
Total other comprehensive income/(loss)	139	40,284	(6,369)	34,054
Other comprehensive income/(loss) attributable to non-controlling interest	(2)	(508)	81	(429)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
AOCI balance at end of period	(375)	201,158	136,608	337,391

	Six Months Ended June 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(180,246)	—	(180,246)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	19,126	—	19,126
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—		(13,437)	(13,437)
Currency translation adjustments on investment in unconsolidated venture	798	—	—	798
Total other comprehensive income/(loss)	798	(161,120)	(13,437)	(173,759)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income/(loss)	798	(161,120)	(13,437)	(173,759)
Other comprehensive income/(loss) attributable to non-controlling interest	(9)	2,031	169	2,191
AOCI balance at end of period	1,736	(22,901)	110,626	89,461

	Six Months Ended June 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	55,922	—	55,922
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,501	—	1,501
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(12,667)	(12,667)
Currency translation adjustments on investment in unconsolidated venture	(476)	—	—	(476)
Total other comprehensive income/(loss)	(476)	57,423	(12,667)	44,280

AOCI balance at beginning of period	95	144,458	149,115	293,668
Total other comprehensive income/(loss)	(476)	57,423	(12,667)	44,280
Other comprehensive income/(loss) attributable to non-controlling interest	6	(724)	160	(558)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
AOCI balance at end of period	(375)	201,158	136,608	337,391
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
On June 15, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock to be paid on July 26, 2018 to stockholders of record as of the close of business on June 27, 2018; and

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2018 to stockholders of record as of the close of business on July 1, 2018.
On May 2, 2018, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock payable on June 27, 2018 to stockholders of record as of the close of business on June 5, 2018; and

•	a dividend of $0.46875 per share of Series C Preferred Stock payable on June 27, 2018 to stockholders of record as of the close of business on June 5, 2018.
Note 14 – Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2018 and 2017 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2018	2017	2018	2017
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	80,008	46,834	121,479	133,964
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	3,504	1,621	8,512
Income allocated to non-controlling interest	1,163	670	1,834	1,856
Dilutive net income available to stockholders	81,171	51,008	124,934	144,332
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,641	111,608	111,635	111,603
Effect of dilutive securities:
Restricted stock awards	19	20	19	20
Non-controlling interest OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	10,507	2,389	12,782
Dilutive Shares	113,085	123,560	115,468	125,830
Earnings per share:
Net income attributable to common stockholders
Basic	0.72	0.42	1.09	1.20
Diluted	0.72	0.41	1.08	1.15

Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock ("Share" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership.
Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Net income allocated	1,163	670	1,834	1,856
Distributions paid	598	570	1,197	1,140
As of June 30, 2018 and December 31, 2017, distributions payable to the non-controlling interest were $598,500 and $598,500, respectively.
Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of June 30, 2018 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of June 30, 2018 and December 31, 2017, our undrawn capital and purchase commitments were $7.5 million and $10.2 million, respectively.
As discussed in Note 5 - "Commercial Loans Held-for-Investment", we purchase and originate commercial loans. As of June 30, 2018 and December 31, 2017, we have unfunded commitments on commercial loans held-for-investment of $2.7 million and $4.8 million, respectively.
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

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association or a federally chartered corporation such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation (collectively "Agency CMBS");

•	RMBS that are not guaranteed by a U.S. government agency (“non-Agency RMBS”);

•	CMBS that are not guaranteed by a U.S. government agency (“non-Agency CMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
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
Capital Activities
On June 15, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock to be paid on July 26, 2018 to stockholders of record as of the close of business on June 27, 2018; and

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 25, 2018 to stockholders of record as of the close of business on July 1, 2018.
On May 2, 2018, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock payable on June 27, 2018 to stockholders of record as of the close of business on June 5, 2018; and

•	a dividend of $0.46875 per share of Series C Preferred Stock payable on June 27, 2018 to stockholders of record as of the close of business on June 5, 2018.
During the six months ended June 30, 2018, we did not repurchase any shares of our common stock.
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
Financial conditions improved during the second quarter of 2018, reflecting a rebound in equity markets and a decrease in volatility. The total return on the S&P 500 Index was 2.9% and the NASDAQ was 6.3% higher for the second quarter, while the CBOE SPX Volatility Index (VIX) decreased by 19%. Interest rates on U.S. Treasuries were higher across the maturity spectrum, with short term rates increasing more than long term rates. U.S. Treasury two year, five year and 10 year rates were higher by 26, 17 and 11 basis points, respectively. Investors continued to be encouraged by the positive impacts that tax reform and easing of banking regulatory burdens are having on the economy. This optimism is tempered by concerns that strained foreign relations and escalating trade disputes could lead to a broader trade war which could negatively impact the economy.
The labor market showed continued strength during the second quarter, with increases in non-farm payrolls averaging over 210,000 jobs per month, down slightly from an average of 218,000 jobs the previous quarter. The strength in the labor market continues to boost consumer confidence, as the University of Michigan Consumer Sentiment Index remains near multi-year highs. The consensus forecast for full-year 2018 gross domestic product (“GDP”) has increased to 2.9%, after coming in at 2.3% for 2017.

While the overall inflation picture remains relatively subdued, some indicators have begun to increase. The U.S. Personal Consumption Expenditure Core (“PCE”) Price Index has increased to 1.96%, just below the Federal Reserve’s inflation target of 2%. The consensus forecast for Core PCE in 2018 and 2019 is now 1.9% and 2.1%, respectively. Energy prices were higher during the second quarter, with the price of WTI Crude up over 15%, while the broader Commodity Research Bureau (“CRB”) Commodity Price Index increased by 2.6%. Given the strength of the overall economy, the Federal Reserve’s Open Market Committee raised the federal funds rate to a range of 1.75% to 2.00% during their June meeting, which caused short-term interest rates to increase. The inflation outlook continues to have meaningful implications for future Federal Reserve monetary policy. We expect the interest rate environment to remain relatively volatile, as the Federal Reserve continues to signal a willingness to increase the federal funds rate.
During the second quarter, the performance of Agency RMBS was positive. Both 15 and 30 year fixed-rate Agency RMBS slightly outperformed similar duration Treasuries, while Hybrid ARM Agency RMBS were flat to similar duration Treasuries. The outlook for Agency RMBS remains mixed, as the potential for increased interest rate volatility and the continued tapering of reinvestment activity by the Federal Reserve weighs on the market. On the positive side, a higher interest rate environment has the potential to spur investment demand on the part of both foreign and domestic banks, while at the same time keeping refinancing activity muted.
During the second quarter, credit spreads (defined as the yield in excess of risk-free rates) on non-Agency CMBS and GSE CRT securities tightened modestly, reflecting improving real estate values and strong investor demand. Financing markets remained steady during the quarter, though repurchase agreement rates moved higher in line with increases in the federal funds rate.
As we move into the third quarter of 2018, we expect that the U.S. will continue to experience moderate economic growth, and that core inflation will remain at or below the Federal Reserve’s policy objective of 2%, which should allow the Federal Reserve to continue its efforts to tighten monetary policy. Investor concerns include historically high valuations across both the equity and fixed income markets, the potential for additional protectionist trade policies, and the prospect of further increases in interest rates and price volatility.
Investment Activities
The table below shows the allocation of our equity as of June 30, 2018, December 31, 2017 and June 30, 2017:

	As of
$ in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Agency RMBS and Agency CMBS	48%	45%	41%
Commercial Credit (1)	33%	35%	33%
Residential Credit (2)	19%	20%	26%
Total	100%	100%	100%

(1)	Non-Agency CMBS, commercial loans and investments in unconsolidated ventures (which are included in Other Assets on our condensed consolidated balance sheet), are considered commercial credit.

(2)	Non-Agency RMBS and GSE CRT are considered residential credit.

The table below shows the breakdown of our investment portfolio as of June 30, 2018, December 31, 2017 and June 30, 2017:

	As of
$ in thousands	June 30, 2018	December 31, 2017	June 30, 2017
Agency RMBS:
30 year fixed-rate, at fair value	7,665,139	7,640,540	5,069,116
15 year fixed-rate, at fair value	2,523,184	2,974,782	3,276,780
Hybrid ARM, at fair value	1,567,051	1,719,385	1,934,015
ARM, at fair value	214,801	241,200	274,574
Agency CMO, at fair value	238,816	273,943	298,266
Agency CMBS, at fair value	152,227	—	—
Non-Agency CMBS, at fair value	3,151,237	3,216,417	2,777,516
Non-Agency RMBS, at fair value	1,220,076	1,257,608	1,575,840
GSE CRT, at fair value	850,656	866,879	877,177
Commercial loans, at amortized cost	127,607	191,808	278,866
Investments in unconsolidated ventures	28,997	25,972	23,311
Total Investment portfolio	17,739,791	18,408,534	16,385,461
During the six months ended June 30, 2018, we purchased $1.1 billion of Agency RMBS and CMBS, $192.6 million of non-Agency CMBS and $123.4 million of non-Agency RMBS. As of June 30, 2018 our holdings of 30 year fixed-rate Agency RMBS represent approximately 43% of our total investment portfolio versus 42% as of December 31, 2017 and 31% as of June 30, 2017. We have continued to increase our holdings of 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities remains attractive.We have also increased our holdings of non-Agency CMBS over the past twelve months based on our view that these assets should continue to benefit from property price appreciation and limited supply.
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
Our portfolio of investments that have credit exposure include non-Agency CMBS, non-Agency RMBS, GSE CRTs and commercial real estate loans. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
Our non-Agency CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply. Non-Agency CMBS investments represent approximately 18% of our total investment portfolio as of June 30, 2018.
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans ("RPL") that we believe provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on our positive outlook for U.S. home prices and the strong performance of reference mortgage loans to date.
As of June 30, 2018, our commercial real estate loan portfolio includes five mezzanine loans that we either purchased or originated. Our commercial real estate loan portfolio represents approximately 1% of our total investment portfolio and has a weighted average maturity of 0.7 years. Our largely floating rate commercial real estate loan portfolio had a weighted average yield of 9.12% during the three months ended June 30, 2018 and continues to benefit from favorable fundamentals and increasing LIBOR. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 67%, based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We determined that no allowance for loan losses for our commercial loans was required as of June 30, 2018.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of June 30, 2018 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Prime	21.0%	2.6%	—%	—%	12.5%	10.4%	2.3%	0.3%	—%	10.1%	59.2%
Alt-A	29.5%	—%	—%	—%	—%	—%	—%	—%	—%	—%	29.5%
Re-REMIC (1)	0.7%	5.0%	2.7%	1.8%	0.9%	—%	—%	—%	—%	—%	11.1%
Subprime/RPL	0.2%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%
Total Non-Agency	51.4%	7.6%	2.7%	1.8%	13.4%	10.4%	2.3%	0.3%	—%	10.1%	100.0%
GSE CRT	—%	—%	—%	—%	31.4%	35.8%	6.9%	22.3%	3.6%	—%	100.0%
Non-Agency CMBS	—%	3.7%	19.0%	12.2%	15.6%	34.8%	4.6%	2.0%	8.0%	0.1%	100.0%

(1)
Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 6.8% for 2005, 4.8% for 2006, and 88.4% for 2007.

The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of June 30, 2018 and December 31, 2017.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	June 30, 2018	December 31, 2017
0% - 10%	41.5%	34.5%
10% - 20%	3.5%	3.7%
20% - 30%	14.3%	12.3%
30% - 40%	16.0%	18.4%
40% - 50%	4.8%	9.6%
50% - 60%	18.3%	19.7%
60% - 70%	1.6%	1.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. 63.5% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of June 30, 2018:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	44.1%	California	18.9%	California	16.3%
New York	8.9%	Texas	6.0%	New York	14.3%
Florida	6.5%	New York	4.5%	Texas	9.2%
New Jersey	4.1%	Virginia	4.3%	Florida	6.6%
Virginia	3.2%	Florida	4.3%	Pennsylvania	3.7%
Massachusetts	3.2%	Illinois	3.9%	Illinois	3.6%
Maryland	2.9%	Massachusetts	3.4%	New Jersey	3.6%
Illinois	2.4%	Washington	3.3%	Michigan	3.3%
Washington	2.4%	New Jersey	3.3%	Ohio	3.0%
Texas	2.4%	Pennsylvania	3.1%	Virginia	2.8%
Other	19.9%	Other	45.0%	Other	33.6%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities. Repurchase agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of June 30, 2018, we had entered into repurchase agreements totaling $13.7 billion (December 31, 2017: $14.1 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of June 30, 2018, IAS Services had $1.65 billion in outstanding secured loans. For the six months ended June 30, 2018, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 1.87% and a weighted average maturity of 5.9 years.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
June 30, 2017	13,768,948	13,716,749	13,768,948
September 30, 2017	15,738,838	15,010,514	15,738,838
December 31, 2017	15,730,801	15,762,094	15,815,972
March 31, 2018	15,561,137	15,536,093	15,561,137
June 30, 2018	15,352,321	15,275,972	15,352,321
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes"). We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We utilized proceeds from repurchase agreement borrowings to retire the Notes.
We have also committed to invest up to $122.8 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of June 30, 2018, $115.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $7.5 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments.
As of June 30, 2018, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $8.9 billion (December 31, 2017: $8.6 billion) of borrowings. As of June 30, 2017, we received interest based on one-month LIBOR on $3.2 billion of our swaps and interest based on three-month LIBOR on $5.7 billion of our swaps.
During the six months ended June 30, 2018, we entered into new swaps with a notional amount of $1.5 billion to hedge the interest rates on the associated repurchase agreement debt and existing swaps with a notional amount of $1.25 billion expired. In addition, we entered into forward starting swaps with a notional amount of $1.6 billion that effectively extend the maturities of existing interest rate swaps at June 30, 2018.
As of June 30, 2018, we have entered into U.S. Treasury futures contracts that are designed to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. During the six months ended June 30, 2018, we entered into contracts with a notional amount of $715.0 million and realized a net loss of $4.6 million. As of June 30, 2018 we held $285.0 million in notional amount of futures contracts as a liability with a fair value of $2.7 million. As of December 31, 2017, we had no outstanding futures contracts.
As of June 30, 2018, we held $77.5 million (December 31, 2017: $76.9 million) in notional amount of currency forward contracts. During the six months ended June 30, 2018, we settled currency forward contracts of $156.2 million (June 30, 2017: $131.6 million) in notional amount and realized a net loss of $2.1 million (June 30, 2017: $2.8 million net loss). As of June 30, 2018, we have $50.8 million (December 31, 2017: $49.7 million) of notional amount of forward contracts denominated in Pound Sterling and $26.7 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro. We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies.
Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	As of
In thousands except per share amounts	June 30, 2018	December 31, 2017
Numerator (adjusted equity):
Total equity	2,511,723	2,656,878
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	1,929,223	2,074,378

Denominator (number of shares - diluted):
Common stock outstanding	111,643	111,624
Non-controlling interest OP units	1,425	1,425
Number of shares - diluted	113,068	113,049

Book value per diluted common share	17.06	18.35
Our book value per diluted common share decreased 7.0% as of June 30, 2018 compared to December 31, 2017 primarily due to rising interest rates driving a decrease in the valuations of our mortgage-backed securities portfolio that exceeded the increase in the valuations of our interest rate hedges. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted" and "Pending Accounting Pronouncements".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	147,548	121,027	296,551	239,900
Commercial loans	4,051	6,021	8,273	11,785
Total interest income	151,599	127,048	304,824	251,685
Interest Expense
Repurchase agreements	69,389	36,072	128,974	66,019
Secured loans	8,471	4,535	15,398	7,948
Exchangeable senior notes	—	3,504	1,621	8,512
Total interest expense	77,860	44,111	145,993	82,479
Net interest income	73,739	82,937	158,831	169,206
Other Income (loss)
Gain (loss) on investments, net	(36,377)	11,175	(196,747)	9,322
Equity in earnings (losses) of unconsolidated ventures	798	(154)	1,694	(1,688)
Gain (loss) on derivative instruments, net	67,169	(53,513)	200,536	(48,051)
Realized and unrealized credit derivative income (loss), net	735	21,403	3,900	41,358
Net loss on extinguishment of debt	—	(526)	(26)	(5,237)
Other investment income (loss), net	(2,160)	2,533	942	3,862
Total other income (loss)	30,165	(19,082)	10,299	(434)
Expenses
Management fee – related party	10,102	9,027	20,323	17,828
General and administrative	1,525	1,608	3,281	3,692
Total expenses	11,627	10,635	23,604	21,520
Net income	92,277	53,220	145,526	147,252
Net income attributable to non-controlling interest	1,163	670	1,834	1,856
Net income attributable to Invesco Mortgage Capital Inc.	91,114	52,550	143,692	145,396
Dividends to preferred stockholders	11,106	5,716	22,213	11,432
Net income attributable to common stockholders	80,008	46,834	121,479	133,964
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	0.72	0.42	1.09	1.20
Diluted	0.72	0.41	1.08	1.15
Dividends declared per common share	0.42	0.40	0.84	0.80
Weighted average number of shares of common stock:
Basic	111,640,630	111,607,924	111,634,900	111,603,218
Diluted	113,084,816	123,560,625	115,467,670	125,830,020

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	2,648,396	3,374,039	2,763,406	3,444,975
30 year fixed-rate, at amortized cost	7,805,977	4,852,769	7,818,321	4,657,799
ARM, at amortized cost	220,960	276,272	226,103	283,502
Hybrid ARM, at amortized cost	1,595,131	1,996,026	1,630,813	2,143,014
Agency - CMO, at amortized cost	254,642	309,113	264,210	318,728
Agency CMBS, at amortized cost	50,179	—	25,228	—
Non-Agency CMBS, at amortized cost	3,177,398	2,663,808	3,185,442	2,620,014
Non-Agency RMBS, at amortized cost	1,030,949	1,483,354	1,057,619	1,637,336
GSE CRT, at amortized cost	769,821	796,050	773,263	780,954
Commercial loans, at amortized cost	178,080	278,052	185,767	276,524
Average earning assets	17,731,533	16,029,483	17,930,172	16,162,846
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	1.99%	1.97%	2.02%	2.00%
30 year fixed-rate	2.95%	2.83%	2.96%	2.74%
ARM	2.43%	2.27%	2.37%	2.29%
Hybrid ARM	2.28%	2.29%	2.26%	2.29%
Agency - CMO	3.04%	0.34%	2.76%	0.46%
Agency CMBS	3.63%	—%	3.63%	—%
Non-Agency CMBS	4.95%	4.45%	4.90%	4.33%
Non-Agency RMBS	7.12%	5.90%	7.10%	5.72%
GSE CRT (3)	3.37%	2.62%	3.18%	2.39%
Commercial loans	9.12%	8.69%	8.98%	8.59%
Average earning asset yields	3.42%	3.17%	3.40%	3.11%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)
Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by the average balance of the amortized cost of the investments. All yields are annualized.

(3)
GSE CRT average earning asset yields exclude coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $17.7 billion for the three months ended June 30, 2018 (June 30, 2017: $16.0 billion). We had average earning assets of approximately $17.9 billion for the six months ended June 30, 2018 (June 30, 2017: $16.2 billion). Average earning assets increased for the three and six months ended June 30, 2018 primarily because we issued $287.5 million of Series C Preferred Stock in August 2017 and invested the proceeds in 30 year fixed-rate Agency RMBS and CMBS.

We earned total interest income of $151.6 million (June 30, 2017: $127.0 million) and $304.8 million (June 30, 2017: $251.7 million) for the three and six months ended June 30, 2018. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial loans as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Interest Income
MBS and GSE CRT - coupon interest	164,165	147,267	330,484	293,336
MBS and GSE CRT - net premium amortization	(16,617)	(26,240)	(33,933)	(53,436)
MBS and GSE CRT - interest income	147,548	121,027	296,551	239,900
Commercial loans	4,051	6,021	8,273	11,785
Total interest income	151,599	127,048	304,824	251,685
MBS and GSE CRT interest income increased $26.5 million and $56.7 million, respectively, for the three and six months ended June 30, 2018 compared to 2017 primarily due to the purchase of 30 year Agency RMBS and non-Agency CMBS with the proceeds from our August 2017 Series C Preferred Stock offering and lower net premium amortization. Net premium amortization decreased $9.6 million and $19.5 million, respectively, for the three and six months ended June 30, 2018 compared to 2017 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS and purchases of non-Agency CMBS securities at a discount over the last 12 months.
Interest income on our floating rate commercial real estate loans decreased $2.0 million and $3.5 million, respectively, during the three and six months ended June 30, 2018 primarily due to commercial loan payoffs. The balance of our commercial loans held-for-investment decreased to $127.6 million as of June 30, 2018 compared to $278.9 million as of June 30, 2017.
Our average earning asset yields increased 25 and 29 basis points, respectively, during the three and six months ended June 30, 2018 compared to 2017 due to purchases of new securities at higher yields, slower prepayment speeds and higher index rates on floating and adjustable assets.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of June 30, 2018, March 31, 2018, June 30, 2017 and March 31, 2017.

	As of
	June 30, 2018	March 31, 2018	June 30, 2017	March 31, 2017
15 year fixed-rate Agency RMBS	10.6	9.2	9.5	8.1
30 year fixed-rate Agency RMBS	8.2	7.1	9.2	10.8
ARM/ Hybrid ARM Agency RMBS	15.7	14.4	16.3	15.7
Non-Agency RMBS	12.0	11.6	12.6	13.3
GSE CRT	9.8	9.5	9.7	13.1
Weighted average CPR	10.2	9.2	11.2	11.7

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2018	2017	2018	2017
Agency RMBS and CMBS	(22,275)	(27,775)	(45,497)	(56,353)
Non-Agency CMBS	1,195	(1,852)	2,621	(4,486)
Non-Agency RMBS	5,159	3,734	10,336	8,121
GSE CRT	(696)	(347)	(1,393)	(718)
Net (premium amortization) discount accretion	(16,617)	(26,240)	(33,933)	(53,436)
Net premium amortization decreased compared to the same periods in 2017 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS in the three and six months ended June 30, 2018 and purchases of non-Agency CMBS securities at a discount over the last 12 months.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Interest Expense
Interest expense on repurchase agreement borrowings	76,287	42,441	142,411	78,686
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,898)	(6,369)	(13,437)	(12,667)
Repurchase agreements interest expense	69,389	36,072	128,974	66,019
Secured loans	8,471	4,535	15,398	7,948
Exchangeable senior notes	—	3,504	1,621	8,512
Total interest expense	77,860	44,111	145,993	82,479
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities. These agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time.
Our interest expense on repurchase agreement borrowings rose $33.8 million and $63.7 million, respectively, for the three and six months ended June 30, 2018 compared to 2017 primarily due to an increase in average borrowings. We increased our average borrowings in the second half of 2017 after investing the proceeds of our August 2017 offering of Series C Preferred Stock. Interest expense on repurchase agreement borrowings was also impacted by increases in the federal funds rate over the past 12 months.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.9 million and $13.4 million, respectively, during the three and six months ended June 30, 2018 and $6.4 million and $12.7 million, respectively, during the three and six months ended June 30, 2017. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $24.2 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and six months ended June 30, 2018, interest expense for our secured loans increased $3.9 million and $7.5 million, respectively, compared to the same periods in 2017 due to higher borrowing rates. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the six months ended June 30, 2018, the weighted average borrowing rate on our secured loans was 1.87% as compared to 0.96% for the six months ended June 30, 2017.
During the three and six months ended June 30, 2018, interest expense on exchangeable senior notes decreased $3.5 million and $6.9 million, respectively, compared to the same periods in 2017 because we retired $256.6 million of the Notes during 2017 and the remaining balance of the Notes when they matured on March 15, 2018.
Our total interest expense during the three months ended June 30, 2018 increased $33.7 million from the same period in 2017 primarily due to the $37.8 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2018 period offset by a $3.5 million decrease in interest expense on the Notes as discussed above.
Our total interest expense during the six months ended June 30, 2018 increased $63.5 million from the same period in 2017 primarily due to a $71.2 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2018 period that was partially offset by a $6.9 million decrease in interest expense on the Notes as discussed above.
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Average Borrowings(1):
Agency RMBS (2)	11,146,252	9,665,651	11,286,117	9,691,612
Agency CMBS	43,984	—	22,114	—
Non-Agency CMBS (2)	2,556,166	2,239,854	2,549,519	2,205,758
Non-Agency RMBS	861,598	1,155,529	876,318	1,283,001
GSE CRT	667,972	655,715	671,245	628,122
Exchangeable senior notes	—	238,530	57,767	292,009
Total average borrowings	15,275,972	13,955,279	15,463,080	14,100,502
Maximum borrowings during the period (3)	15,352,321	13,986,752	15,674,202	14,484,038
Average Cost of Funds (4):
Agency RMBS (2)	1.98%	1.10%	1.82%	0.99%
Agency CMBS	2.38%	—%	2.38%	—%
Non-Agency CMBS (2)	2.68%	1.63%	2.48%	1.49%
Non-Agency RMBS	3.19%	2.47%	3.05%	2.32%
GSE CRT	3.16%	2.51%	3.02%	2.39%
Exchangeable senior notes	—%	5.88%	5.58%	5.83%
Cost of funds	2.04%	1.26%	1.89%	1.17%
Effective cost of funds (non-GAAP measure) (5)	2.34%	2.01%	2.28%	1.96%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."
Total average borrowings rose $1.3 billion and $1.4 billion, respectively, in the three and six months ended June 30, 2018 compared to 2017 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS and non-Agency CMBS. The increase in our average cost of funds for three and six months ended June 30, 2018 versus 2017 was primarily due to increases in the federal funds rate over the past twelve months.

Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	147,548	121,027	296,551	239,900
Commercial loans	4,051	6,021	8,273	11,785
Total interest income	151,599	127,048	304,824	251,685
Interest Expense
Interest expense on repurchase agreement borrowings	76,287	42,441	142,411	78,686
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,898)	(6,369)	(13,437)	(12,667)
Repurchase agreements interest expense	69,389	36,072	128,974	66,019
Secured loans	8,471	4,535	15,398	7,948
Exchangeable senior notes	—	3,504	1,621	8,512
Total interest expense	77,860	44,111	145,993	82,479
Net interest income	73,739	82,937	158,831	169,206
Net interest rate margin	1.38%	1.91%	1.51%	1.94%
Our net interest income, which equals interest income less interest expense, totaled $73.7 million (June 30, 2017: $82.9 million) and $158.8 million (June 30, 2017: $169.2 million) for the three and six months ended June 30, 2018, respectively. The decrease in net interest income for the three and six months ended June 30, 2018 was primarily due to an increase in interest expense driven by higher average borrowings and borrowing rates exceeding the increase in interest income on higher average earning assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.38% (June 30, 2017: 1.91%) and 1.51% (June 30, 2017: 1.94%) for the three and six months ended June 30, 2018, respectively. The decrease in net interest rate margin for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to increases in the federal funds rate in 2017 and 2018 that had a greater impact on our average cost of funds than on our average earning asset yields.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Realized gains and losses on sale of investments	(11,525)	(651)	(20,762)	(1,658)
Other-than-temporary impairment losses	(2,089)	(4,098)	(6,448)	(4,630)
Net unrealized gains and losses on MBS accounted for under the fair value option	(22,941)	7,715	(170,136)	4,113
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	182	8,195	616	11,474
Net unrealized gains and losses on trading securities	(4)	14	(17)	23
Total gain (loss) on investments, net	(36,377)	11,175	(196,747)	9,322
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the three months ended June 30, 2018, we sold $210.0 million of mortgage-backed securities (June 30, 2017: $182.0 million) and realized losses of $11.5 million (June 30,

2017: net losses of $651,000). During the six months ended June 30, 2018, we sold $408.5 million of mortgage-backed securities (June 30, 2017: $627.6 million) and realized losses of $20.8 million (June 30, 2017: net losses of $1.7 million).
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
We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of June 30, 2018, $7.3 billion (December 31, 2017: $6.5 billion) or 41.4% (December 31, 2017: 35.6%) of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended June 30, 2018, we recorded equity in earnings of unconsolidated ventures of $798,000 (June 30, 2017: equity in losses of $154,000). For the six months ended June 30, 2018, we recorded equity in earnings of unconsolidated ventures of $1.7 million (June 30, 2017: equity in losses of $1.7 million). We recorded equity in earnings for the three and six months ended June 30, 2018 primarily due to realized and unrealized gains on the underlying portfolio investments. We recorded losses for the three and six months ended June 30, 2017 primarily due to unrealized losses on the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	34,273	(4,511)	32,985	62,747
Futures Contracts	640	—	(1,044)	(404)
Currency Forward Contracts	1,361	—	3,465	4,826
Total	36,274	(4,511)	35,406	67,169

$ in thousands	Three months ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(38,512)	(19,966)	7,975	(50,503)
Currency Forward Contracts	(1,717)	—	(1,293)	(3,010)
Total	(40,229)	(19,966)	6,682	(53,513)

$ in thousands	Six Months Ended June 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	156,546	(16,623)	65,359	205,282
Futures Contracts	(4,637)	—	(2,656)	(7,293)
Currency Forward Contracts	(2,057)	—	4,604	2,547
Total	149,852	(16,623)	67,307	200,536

$ in thousands	Six Months Ended June 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,518)	(42,860)	20,925	(44,453)
Currency Forward Contracts	(2,793)	—	(805)	(3,598)
Total	(25,311)	(42,860)	20,120	(48,051)
As of June 30, 2018 and December 31, 2017, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of June 30, 2018				As of December 31, 2017
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (2)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	8,870,000	2.37%	2.24%	4.9	8,620,000	2.11%	1.48%	4.2

(1)	Excludes $1.6 billion of notional amount for interest rate swaps with forward start dates.

(2)	Excludes $500.0 million of notional amount for interest rate swaps with forward start dates.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
GSE CRT embedded derivative coupon interest	5,638	5,844	11,271	11,651
Change in fair value of GSE CRT embedded derivatives	(4,903)	15,559	(7,371)	29,707
Total	735	21,403	3,900	41,358
In the three and six months ended June 30, 2018, we recorded a decrease of $20.7 million and $37.5 million, respectively, in realized and unrealized credit derivative income (loss), net compared to the same period in 2017 because the increases in valuation of the debt host contracts exceeded the increases in valuation of the hybrid financial instruments.

Net Loss on Extinguishment of Debt
We retired a portion of our Exchangeable Senior Notes (the "Notes") prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We did not incur a loss on retirement of the Notes in the three months ended June 30, 2018.
In the three months ended June 30, 2017, we retired $31.2 million of the Notes for a repurchase price of $31.6 million. In the six months ended June 30, 2018, we retired $143.4 million (2017: $181.2 million) of the Notes for a repurchase price of $143.4 million (2017: $185.4 million). We realized a net loss on extinguishment of debt of $526,000 in the three months ended June 30, 2017 and losses of $26,000 and $5.2 million, respectively in the six months ended June 30, 2018 and 2017.
Other Investment Income (Loss), net
Other investment income (loss), net consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Dividend income	807	802	2,094	1,618
Gain (loss) on foreign currency transactions, net	(2,966)	1,731	(1,152)	2,244
Total	(2,159)	2,533	942	3,862
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three and six months ended June 30, 2018 and 2017 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, we recognized net gains of $4.8 million (June 30, 2017: net losses of $3.0 million) and $2.5 million (June 30, 2017: net losses of $3.6 million), respectively, on our currency forward contracts.
Expenses
For the three months ended June 30, 2018, we incurred management fees of $10.1 million (June 30, 2017: $9.0 million) and $20.3 million (June 30, 2017: $17.8 million) for the six months ended June 30, 2018, which are payable to our Manager under our management agreement. Management fees increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 because the Company issued preferred stock in August 2017. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the three months ended June 30, 2018, our general and administrative expenses not covered under our management agreement amounted to $1.5 million (June 30, 2017: $1.6 million) and $3.3 million (June 30, 2017: $3.7 million) for the six months ended June 30, 2018. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the three and six months ended June 30, 2018 versus 2017 primarily due to higher professional fees in the 2017 period.

Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2018, our net income attributable to common stockholders was $80.0 million (June 30, 2017: $46.8 million) or $0.72 basic and diluted net income per average share available to common stockholders (June 30, 2017: $0.42 basic and $0.41 diluted net income per average share available to common stockholders). The change in net income attributable to common stockholders was primarily due to (i) net loss on investments of $36.4 million in the 2018 period compared to net gain on investments of $11.2 million in the 2017 period, (ii) net gain on derivative instruments of $67.2 million in the 2018 period compared to net loss on derivative instruments of $53.5 million in the 2017 period, (iii) net credit derivative income of $735,000 in the 2018 period compared to net credit derivative income of $21.4 million in the 2017 period and (iv) dividends to preferred stockholders of $11.1 million in the 2018 period compared to $5.7 million in the 2017 period. Dividends to preferred stockholders for the three months ended June 30, 2018 increased compared to 2017 due to the issuance of $287.5 million of Series C Preferred Stock in August 2017.
For the six months ended June 30, 2018 our net income attributable to common stockholders was $121.5 million (June 30, 2017: $134.0 million) or $1.09 basic and $1.08 diluted net income per average share available to common stockholders (June 30, 2017: $1.20 basic and $1.15 diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gain on derivative instruments of $200.5 million in the 2018 period compared to net loss on derivative instruments of $48.1 million in the 2017 period, (ii) net loss on investments of $196.8 million compare to net gain of $9.3 million in the 2017 period, (iii) net credit derivative income of $3.9 million in the 2018 period compared to net credit derivative income of $41.4 million in the 2017 period and (iv) a $10.4 million decrease in net interest income.
For further information on the changes in net gains or losses on investments, changes in net gains on derivative instruments, realized and unrealized credit derivative income (loss), net and preferred dividends, see preceding discussion under "Gain (Loss) on Investments, net," "Gain (Loss) on Derivative Instruments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Capital Activities."
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	80,008	46,834	121,479	133,964
Adjustments:
(Gain) loss on investments, net	36,377	(11,175)	196,747	(9,322)
Realized (gain) loss on derivative instruments, net (1)	(36,274)	40,229	(149,852)	25,311
Unrealized (gain) loss on derivative instruments, net (1)	(35,406)	(6,682)	(67,307)	(20,120)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	4,903	(15,559)	7,371	(29,707)
(Gain) loss on foreign currency transactions, net (3)	2,966	(1,731)	1,152	(2,244)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,898)	(6,369)	(13,437)	(12,667)
Net loss on extinguishment of debt	—	526	26	5,237
Subtotal	(34,332)	(761)	(25,300)	(43,512)
Cumulative adjustments attributable to non-controlling interest	432	10	318	549
Core earnings attributable to common stockholders	46,108	46,083	96,497	91,001
Basic income (loss) per common share	0.72	0.42	1.09	1.20
Core earnings per share attributable to common stockholders (5)	0.41	0.41	0.86	0.82

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Realized gain (loss) on derivative instruments, net	36,274	(40,229)	149,852	(25,311)
Unrealized gain (loss) on derivative instruments, net	35,406	6,682	67,307	20,120
Contractual net interest expense on interest rate swaps	(4,511)	(19,966)	(16,623)	(42,860)
Gain (loss) on derivative instruments, net	67,169	(53,513)	200,536	(48,051)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(4,903)	15,559	(7,371)	29,707
GSE CRT embedded derivative coupon interest	5,638	5,844	11,271	11,651
Realized and unrealized credit derivative income (loss), net	735	21,403	3,900	41,358

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Dividend income	807	802	2,094	1,618
Gain (loss) on foreign currency transactions, net	(2,966)	1,731	(1,152)	2,244
Other investment income (loss), net	(2,159)	2,533	942	3,862

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2018	2017	2018	2017
Interest expense on repurchase agreements borrowings	76,287	42,441	142,411	78,686
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,898)	(6,369)	(13,437)	(12,667)
Repurchase agreements interest expense	69,389	36,072	128,974	66,019

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended June 30, 2018 remained relatively unchanged from the same period in 2017. The change in core earnings reflects (i) a $5.5 million increase in effective net interest income and (ii) equity in earnings of unconsolidated ventures of $798,000 for the three months ended June 30, 2018 compared to equity in losses of $154,000 for the same period in 2017 that was partially offset by $5.4 million increase in preferred stock dividends and a $1.0 million increase in management fees. Higher effective net interest income, preferred stock dividends and management fees were driven by investment of the proceeds of our $287.5 million Series C Preferred Stock offering in August 2017.
Core earnings for the six months ended June 30, 2018 increased $5.5 million from the same period in 2017 primarily due to (i) a $14.7 million increase in effective net interest income and (ii) equity in earnings of unconsolidated ventures of $1.7 million for the six months ended June 30, 2018 compared to equity in losses of $1.7 million for the same period in 2017, that was partially offset by $10.8 million increase in preferred stock dividends and a $2.5 million increase in management fees. Higher effective net interest income, preferred stock dividends and management fees were driven by investment of the proceeds of our $287.5 million Series C Preferred Stock offering in August 2017.

Effective Interest Income / Effective Yield / Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	151,599	3.42%	127,048	3.17%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,638	0.13%	5,844	0.15%
Effective interest income	157,237	3.55%	132,892	3.32%

	Six Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	304,824	3.40%	251,685	3.11%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	11,270	0.13%	11,651	0.15%
Effective interest income	316,094	3.53%	263,336	3.26%
Our effective interest income increased in the three and six months ended June 30, 2018 versus the same periods in 2017 primarily due to higher average earning assets. The increase in effective yield for the three and six months ended June 30, 2018 versus the same periods in 2017 was primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	77,860	2.04%	44,111	1.26%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,898	0.18%	6,369	0.18%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	4,511	0.12%	19,966	0.57%
Effective interest expense	89,269	2.34%	70,446	2.01%

	Six Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	145,993	1.89%	82,479	1.17%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	13,437	0.17%	12,667	0.18%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	16,624	0.22%	42,860	0.61%
Effective interest expense	176,054	2.28%	138,006	1.96%
Our effective interest expense and effective cost of funds increased during the three and six months ended June 30, 2018 compared to the same period in 2017 primarily due to increased borrowings and higher interest rates. See the preceding caption "Interest Expense and Cost of Funds" for further discussion of these variances.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	73,739	1.38%	82,937	1.91%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,898)	(0.18)%	(6,369)	(0.18)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,638	0.13%	5,844	0.15%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(4,511)	(0.12)%	(19,966)	(0.57)%
Effective net interest income	67,968	1.21%	62,446	1.31%

	Six Months Ended June 30,
	2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	158,831	1.51%	169,206	1.94%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(13,437)	(0.17)%	(12,667)	(0.18)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	11,270	0.13%	11,651	0.15%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(16,623)	(0.22)%	(42,860)	(0.61)%
Effective net interest income	140,041	1.25%	125,330	1.30%
Effective net interest income for the three and six months ended June 30, 2018 increased from the same period in 2017 primarily due to lower contractual net interest expense on interest rate swaps. Contractual net interest expense on interest rate swaps decreased from $20.0 million for the three months ended June 30, 2017 to $4.5 million for the three months ended June 30, 2018 and from $42.9 million for the six months ended June 30, 2017 to $16.6 million for the six months ended June 30, 2018 primarily as a result of higher LIBOR rates in 2018.
Effective interest rate margin decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increases in the federal funds rate over the past twelve months that had a greater impact on our average cost of funds than on our average earning asset yields.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of June 30, 2018 and December 31, 2017. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
June 30, 2018

$ in thousands	Agency RMBS and CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Investments	12,361,217	3,307,841	2,070,733	17,739,791
Cash and cash equivalents (3)	33,312	23,077	13,865	70,254
Derivative assets, at fair value (4)	44,122	3,387	—	47,509
Other assets	86,210	64,389	6,622	157,221
Total assets	12,524,861	3,398,694	2,091,220	18,014,775

Repurchase agreements	10,671,351	1,450,627	1,580,343	13,702,321
Secured loans (5)	555,099	1,094,901	—	1,650,000
Derivative liabilities, at fair value (4)	6,071	—	—	6,071
Other liabilities	94,556	29,017	21,037	144,610
Total liabilities	11,327,077	2,574,545	1,601,380	15,503,002

Total equity (allocated)	1,197,784	824,149	489,840	2,511,773
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(157,905)	—	(157,905)
Collateral pledged against secured loans	(642,808)	(1,267,901)	—	(1,910,709)
Secured loans	555,099	1,094,901	—	1,650,000
Equity related to repurchase agreement debt	1,110,075	493,244	489,840	2,093,159
Debt-to-equity ratio (7)	9.4	3.1	3.2	6.1
Repurchase agreement debt-to-equity ratio (8)	9.6	2.9	3.2	6.5

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2017

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,849,851	3,434,196	2,124,487	—	18,408,534
Cash and cash equivalents (3)	39,630	31,069	17,682	—	88,381
Restricted cash	—	620	—	—	620
Derivative assets, at fair value (4)	6,896	—	—	—	6,896
Other assets	77,893	64,284	6,669	3,979	152,825
Total assets	12,974,270	3,530,169	2,148,838	3,979	18,657,256

Repurchase agreements	11,111,755	1,396,330	1,572,716	—	14,080,801
Secured loans (5)	533,463	1,116,537	—	—	1,650,000
Exchangeable senior notes	—	—	—	143,231	143,231
Derivative liabilities, at fair value (4)	31,548	1,217	—	—	32,765
Other liabilities	51,840	24,742	14,888	2,111	93,581
Total liabilities	11,728,606	2,538,826	1,587,604	145,342	16,000,378

Total equity (allocated)	1,245,664	991,343	561,234	(141,363)	2,656,878
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(217,780)	—	141,363	(76,417)
Collateral pledged against secured loans	(623,181)	(1,304,315)	—	—	(1,927,496)
Secured loans	533,463	1,116,537	—	—	1,650,000
Equity related to repurchase agreement debt	1,155,946	585,785	561,234	—	2,302,965
Debt-to-equity ratio (7)	9.3	2.5	2.8	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	9.6	2.4	2.8	NA	6.1

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $70.3 million at June 30, 2018 (June 30, 2017: $64.1 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $147.8 million for the six months ended June 30, 2018 (June 30, 2017: $138.9 million).
Our investing activities provided net cash of $472.6 million in the six months ended June 30, 2018 compared to net cash used in investing activities of $902.3 million in the six months ended June 30, 2017. We invested $1.2 billion in mortgage-backed and credit risk transfer securities during the six months ended June 30, 2018 compared to investments of $2.5 billion in mortgage-backed and credit risk transfer securities in the six months ended June 30, 2017. We generated $1.1 billion from principal payments of mortgage-backed and credit risk transfer securities during the six months ended June 30, 2018 (June 30, 2017: $1.1 billion) and $387.7 million (June 30 2017: $572.6 million) from the sales of mortgage-backed and credit risk transfer securities. We also generated $64.8 million in proceeds from commercial loan repayments in the six months ended June 30, 2018.
Our financing activities used net cash of $639.2 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $665.7 million in the six months ended June 30, 2017. We used cash of $378.4 million to make net principal repayments on repurchase agreements (June 30, 2017: net proceeds of $1.0 billion). We also used cash of $143.4 million (June 30, 2017: $185.4 million) to extinguish our exchangeable senior notes and to pay dividends of $117.2 million (June 30, 2017: $101.9 million).
As of June 30, 2018, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of June 30, 2018, the FHLBI secured loans were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.3 billion and $642.8 million, respectively.
As of June 30, 2018, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 4.9% for Agency RMBS, 19.6% for non-Agency RMBS, 18.4% for GSE CRT and 18.0% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3.0% to a high of 20.0% for Agency RMBS, a low of 8.0% to a high of 35.0% for non-Agency RMBS, a low of 14.5% to a high of 25% for GSE CRT, a low of 5.0% to a high of 30.0% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
As of June 30, 2018, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	13,702,321	13,702,321	—	—	—
Secured loans	1,650,000	—	400,000	—	1,250,000
Total (1)	15,352,321	13,702,321	400,000	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of June 30, 2018, we have approximately $37.8 million and $211.6 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.8 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of June 30, 2018, $115.3 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $7.5 million in additional capital to fund future investments and cover future expenses should they occur.
As of June 30, 2018, we have unfunded commitments on commercial loans of $2.7 million (December 31, 2017: $4.8 million).

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of June 30, 2018, 771,823 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $106,000 (June 30, 2017: $112,000) and approximately $199,000 (June 30, 2017: $197,000) for shares issued to our independent directors under the Incentive Plan for the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018 and 2017, we issued 6,465 shares and 5,292 shares of common stock, respectively, to our independent directors. During the six months ended June 30, 2018 and 2017, we issued 13,642 shares and 10,748 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $30,000 (June 30, 2017: $35,000) and approximately $44,000 (June 30, 2017: $66,000) for the three and six months ended June 30, 2018, respectively, for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At June 30, 2018 there was approximately $276,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 45 months, with a weighted-average remaining vesting period of 20 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,185	$14.56	19,827	$14.35
Shares granted during the period	—	—	7,055	15.37
Shares vested during the period	—	—	(7,697)	14.75
Unvested at the end of the period	19,185	$14.56	19,185	$14.56

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2018, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2018.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2018, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2018, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(24.29)%	(1.54)%
+0.50%	(11.25)%	(0.70)%
-0.50%	6.22%	0.50%
-1.00%	1.75%	0.73%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2018. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at June 30, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any such legal proceedings.

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
During the three months ended June 30, 2018, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

August 7, 2018	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 7, 2018	By:	/s/ R. Lee Phegley, Jr.
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

