Form 10-Q
period 2018-09-30
Invesco Mortgage Capital Inc.
filed 2018-11-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of October 31, 2018, there were 111,652,661 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	September 30, 2018	December 31, 2017
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,473,413 and $17,560,811, respectively)	18,336,825	18,190,754
Commercial loans, held-for-investment	31,707	191,808
Cash and cash equivalents	108,223	88,381
Restricted cash	300	620
Due from counterparties	26,380	—
Investment related receivable (including pledged securities of $449,289 and $0, respectively)	528,223	73,217
Derivative assets, at fair value	46,214	6,896
Other assets	145,015	105,580
Total assets	19,222,887	18,657,256
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	14,378,518	14,080,801
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	—	143,231
Derivative liabilities, at fair value	13,982	32,765
Dividends and distributions payable	50,205	50,193
Investment related payable	559,398	5,191
Accrued interest payable	25,624	17,845
Collateral held payable	47,687	7,327
Accounts payable and accrued expenses	1,620	2,200
Due to affiliate	10,430	10,825
Total liabilities	16,737,464	16,000,378
Commitments and contingencies (See Note 16):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,652,661 and 111,624,159 shares issued and outstanding, respectively	1,116	1,116
Additional paid in capital	2,385,218	2,384,356
Accumulated other comprehensive income	174,553	261,029
Retained earnings (distributions in excess of earnings)	(663,007)	(579,334)
Total stockholders’ equity	2,461,204	2,630,491
Non-controlling interest	24,219	26,387
Total equity	2,485,423	2,656,878
Total liabilities and equity	19,222,887	18,657,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	160,416	134,138	456,967	374,038
Commercial and other loans	1,672	6,251	9,945	18,036
Total interest income	162,088	140,389	466,912	392,074
Interest Expense
Repurchase agreements	81,763	45,907	210,737	111,926
Secured loans	9,490	5,544	24,888	13,492
Exchangeable senior notes	—	2,724	1,621	11,236
Total interest expense	91,253	54,175	237,246	136,654
Net interest income	70,835	86,214	229,666	255,420
Other Income (loss)
Gain (loss) on investments, net	(207,910)	(11,873)	(404,657)	(2,551)
Equity in earnings (losses) of unconsolidated ventures	1,084	408	2,778	(1,280)
Gain (loss) on derivative instruments, net	87,672	1,955	288,208	(46,096)
Realized and unrealized credit derivative income (loss), net	4,975	(2,930)	8,875	38,428
Net loss on extinguishment of debt	—	(1,344)	(26)	(6,581)
Other investment income (loss), net	1,068	2,313	2,010	6,175
Total other income (loss)	(113,111)	(11,471)	(102,812)	(11,905)
Expenses
Management fee – related party	10,105	9,557	30,428	27,385
General and administrative	1,673	1,697	4,954	5,389
Total expenses	11,778	11,254	35,382	32,774
Net income (loss)	(54,054)	63,489	91,472	210,741
Net income (loss) attributable to non-controlling interest	(681)	800	1,153	2,656
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(53,373)	62,689	90,319	208,085
Dividends to preferred stockholders	11,107	13,562	33,320	24,994
Net income (loss) attributable to common stockholders	(64,480)	49,127	56,999	183,091
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(0.58)	0.44	0.51	1.64
Diluted	(0.58)	0.43	0.51	1.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Net income (loss)	(54,054)	63,489	91,472	210,741
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(40,554)	19,089	(220,800)	75,011
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	134,280	7	153,406	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(6,422)	(6,438)	(19,859)	(19,105)
Currency translation adjustments on investment in unconsolidated venture	(1,126)	807	(328)	331
Total other comprehensive income (loss)	86,178	13,465	(87,581)	57,745
Comprehensive income (loss)	32,124	76,954	3,891	268,486
Less: Comprehensive (income) loss attributable to non-controlling interest	(405)	(970)	(48)	(3,384)
Less: Dividends to preferred stockholders	(11,107)	(13,562)	(33,320)	(24,994)
Comprehensive income (loss) attributable to common stockholders	20,612	62,422	(29,477)	240,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended September 30, 2018
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income	—	—	—	—	—	—	—	—	—	—	90,319	90,319	1,153	91,472
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(86,476)	—	(86,476)	(1,105)	(87,581)
Stock awards	—	—	—	—	—	—	28,502	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(140,672)	(140,672)	—	(140,672)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(33,320)	(33,320)	—	(33,320)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	436	—	—	436	6	442
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	426	—	—	426	(426)	—
Balance at September 30, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,652,661	1,116	2,385,218	174,553	(663,007)	2,461,204	24,219	2,485,423
The accompanying notes are an integral part of this condensed consolidated financial statement.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2018	2017
Cash Flows from Operating Activities
Net income	91,472	210,741
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	37,263	53,612
Realized and unrealized (gain) loss on derivative instruments, net	(307,594)	(14,217)
Realized and unrealized (gain) loss on credit derivatives, net	8,034	(20,904)
(Gain) loss on investments, net	404,657	2,551
Loss from investments in unconsolidated ventures in excess of distributions received	320	1,925
Other amortization	(19,332)	(17,702)
Net loss on extinguishment of debt	26	6,581
(Gain) loss on foreign currency transactions, net	1,038	(3,715)
Changes in operating assets and liabilities:
Increase in operating assets	(1,140)	(9,713)
Decrease (increase) in operating liabilities	6,974	(4,985)
Net cash provided by operating activities	221,718	204,174
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(4,996,460)	(5,480,222)
(Contributions to) distributions from investments in unconsolidated ventures, net	1,107	9,023
Change in other assets	(41,094)	(3,457)
Principal payments from mortgage-backed and credit risk transfer securities	1,597,052	1,758,781
Proceeds from sale of mortgage-backed and credit risk transfer securities	2,836,065	625,540
Proceeds from/ (payments for) settlement or termination of forwards, swaps, futures and TBAs, net	249,492	(5,808)
Net change in due from counterparties and collateral held payable	13,980	1,255
Principal payments from commercial loans held-for-investment	160,809	—
Origination and advances of commercial loans, net of origination fees	(1,677)	(3,754)
Net cash used in investing activities	(180,726)	(3,098,642)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of issuance cost	—	278,411
Due from counterparties - secured loans	—	(1,550)
Proceeds from repurchase agreements	108,342,902	107,218,532
Principal repayments of repurchase agreements	(108,044,996)	(104,288,947)
Extinguishment of exchangeable senior notes	(143,433)	(247,454)
Payments of deferred costs	(167)	—
Payments of dividends and distributions	(175,776)	(152,782)
Net cash (used in) provided by financing activities	(21,470)	2,806,210
Net change in cash, cash equivalents and restricted cash	19,522	(88,258)
Cash, cash equivalents and restricted cash, beginning of period	89,001	161,788
Cash, cash equivalents and restricted cash, end of period	108,523	73,530
Supplement Disclosure of Cash Flow Information
Interest paid	248,824	159,982
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(67,394)	76,519
Dividends and distributions declared not paid	50,205	59,909
Net change in investment related payable (receivable)	(100,061)	(141,085)
Net change in repurchase agreements, not settled	(189)	(1,416)
Change in due from counterparties and collateral held payable	—	86,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and mortgage loans. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership"), as its sole general partner. As of September 30, 2018, we owned 98.7% of the Operating Partnership, and a wholly-owned subsidiary of Invesco owned the remaining 1.3%. We have one operating segment.
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
Effective January 1, 2018, we adopted the accounting guidance intended to reduce diversity in how restricted cash and certain transactions are classified in the statement of cash flows. The new guidance requires that the statement of cash flows explains the difference during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted the accounting standard on a retrospective basis, which required us to restate our statement of cash flows for the nine months ended September 30, 2017. The adoption resulted in a $21.7 million decrease in net cash provided by operating activities, $22.9 million decrease in net cash used in investing activities and $1.3 million decrease in net cash provided by financing activities. We included restricted cash of $300,000 as of September 30, 2018 and $620,000 as of December 31, 2017 in our reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.
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

Note 3 - Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2018 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,270,768	3,270,768
Non-Agency RMBS	1,158,712	1,158,712
Investments in unconsolidated ventures	24,217	24,217
Total	4,453,697	4,453,697
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of September 30, 2018 and December 31, 2017.

September 30, 2018
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	594,301	11,144	605,445	(3,286)	602,159	3.08%
30 year fixed-rate	10,444,475	339,322	10,783,797	(284,747)	10,499,050	3.46%
ARM*	146,287	467	146,754	(1,676)	145,078	2.69%
Hybrid ARM*	1,011,695	19,333	1,031,028	(21,005)	1,010,023	2.68%
Total Agency RMBS pass-through	12,196,758	370,266	12,567,024	(310,714)	12,256,310	3.37%
Agency-CMO (2)	922,228	(684,283)	237,945	(13,795)	224,150	3.25%
Agency CMBS	578,952	11,995	590,947	(6,259)	584,688	3.39%
Non-Agency CMBS (3)	3,995,236	(715,867)	3,279,369	(8,601)	3,270,768	5.05%
Non-Agency RMBS (4)(5)(6)	2,832,999	(1,796,118)	1,036,881	121,831	1,158,712	7.26%
GSE CRT (7)	737,487	22,182	759,669	82,528	842,197	2.91%
Total	21,263,660	(2,791,825)	18,471,835	(135,010)	18,336,825	3.76%
* Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of September 30, 2018 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 78.7% of principal/notional balance, 16.6% of amortized cost and 15.5% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.2% of principal/notional balance, 0.4% of amortized cost and 0.5% of fair value.

(4)	Non-Agency RMBS held by us is 46.6% variable rate, 47.1% fixed rate and 6.3% floating rate based on fair value.

(5)	Of the total discount in non-Agency RMBS, $198.5 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 56.2% of principal/notional balance, 2.5% of amortized cost and 2.5% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2017
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	2,917,307	119,120	3,036,427	(61,645)	2,974,782	2.17%
30 year fixed-rate	7,354,211	295,977	7,650,188	(9,648)	7,640,540	3.09%
ARM	238,486	1,609	240,095	1,105	241,200	2.60%
Hybrid ARM	1,696,148	26,066	1,722,214	(2,829)	1,719,385	2.54%
Total Agency RMBS pass-through	12,206,152	442,772	12,648,924	(73,017)	12,575,907	2.79%
Agency-CMO (2)	1,226,539	(942,290)	284,249	(10,306)	273,943	2.91%
Non-Agency CMBS (3)	3,879,775	(704,097)	3,175,678	40,739	3,216,417	4.92%
Non-Agency RMBS (4)(5)(6)	2,785,704	(1,661,683)	1,124,021	133,587	1,257,608	7.19%
GSE CRT (7)	757,183	24,306	781,489	85,390	866,879	2.45%
Total	20,855,353	(2,840,992)	18,014,361	176,393	18,190,754	3.42%

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2017 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 81.8% of principal (notional) balance, 20.9% of amortized cost and 18.7% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.8% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(4)	Non-Agency RMBS held by us is 52.2% variable rate, 37.8% fixed rate, and 10.0% floating rate based on fair value.

(5)	Of the total discount in non-Agency RMBS, $195.3 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities, which represent 51.5% of principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2018 and December 31, 2017. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of September 30, 2018 and December 31, 2017, approximately 61% and 36%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	September 30, 2018			December 31, 2017
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	369,459	232,700	602,159	2,842,440	132,342	2,974,782
30 year fixed-rate	1,569,998	8,929,052	10,499,050	2,467,871	5,172,669	7,640,540
ARM	145,078	—	145,078	241,200	—	241,200
Hybrid ARM	979,057	30,966	1,010,023	1,719,385	—	1,719,385
Total RMBS Agency pass-through	3,063,592	9,192,718	12,256,310	7,270,896	5,305,011	12,575,907
Agency-CMO	171,954	52,196	224,150	203,351	70,592	273,943
Agency CMBS	—	584,688	584,688	—	—	—
Non-Agency CMBS	2,241,109	1,029,659	3,270,768	2,376,413	840,004	3,216,417
Non-Agency RMBS	1,015,963	142,749	1,158,712	1,236,178	21,430	1,257,608
GSE CRT	611,163	231,034	842,197	635,537	231,342	866,879
Total	7,103,781	11,233,044	18,336,825	11,722,375	6,468,379	18,190,754

The components of the carrying value of our MBS and GSE CRT portfolio at September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	18,495,706	2,767,954	21,263,660
Unamortized premium	449,797	—	449,797
Unamortized discount	(551,097)	(2,690,525)	(3,241,622)
Gross unrealized gains (1)	243,555	7,682	251,237
Gross unrealized losses (1)	(379,122)	(7,125)	(386,247)
Fair value	18,258,839	77,986	18,336,825

	December 31, 2017
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,974,390	2,880,963	20,855,353
Unamortized premium	521,626	—	521,626
Unamortized discount	(577,344)	(2,785,274)	(3,362,618)
Gross unrealized gains (1)	336,543	5,113	341,656
Gross unrealized losses (1)	(155,146)	(10,117)	(165,263)
Fair value	18,100,069	90,685	18,190,754

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2018 and 2017 is provided below within this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2018 and December 31, 2017.

$ in thousands	September 30, 2018	December 31, 2017
Less than one year	135,685	135,559
Greater than one year and less than five years	4,097,807	7,934,836
Greater than or equal to five years	14,103,333	10,120,359
Total	18,336,825	18,190,754

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.
September 30, 2018

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	442,294	(4,202)	75	13,153	(311)	23	455,447	(4,513)	98
30 year fixed-rate	7,109,826	(156,950)	248	2,538,629	(134,979)	84	9,648,455	(291,929)	332
ARM	76,597	(688)	6	45,981	(1,197)	9	122,578	(1,885)	15
Hybrid ARM	491,065	(8,070)	52	459,728	(13,770)	66	950,793	(21,840)	118
Total Agency RMBS pass-through (1)	8,119,782	(169,910)	381	3,057,491	(150,257)	182	11,177,273	(320,167)	563
Agency-CMO (2)	116,495	(7,696)	31	93,933	(8,179)	20	210,428	(15,875)	51
Agency CMBS (3)	584,688	(6,259)	12	—	—	—	584,688	(6,259)	12
Non-Agency CMBS (4)	1,569,147	(21,167)	108	513,211	(19,198)	39	2,082,358	(40,365)	147
Non-Agency RMBS (5)	247,068	(2,981)	26	57,666	(600)	11	304,734	(3,581)	37
Total	10,637,180	(208,013)	558	3,722,301	(178,234)	252	14,359,481	(386,247)	810

(1)	Amounts disclosed includes Agency RMBS with a fair value of $8.7 billion for which the fair value option has been elected. Such securities have unrealized losses of $250.2 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $22.6 million and $17.4 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $6.8 million and $1.2 million, respectively.

(3)	Fair value option has been elected for all Agency CMBS.

(4)	Amounts disclosed includes non-Agency CMBS with a fair value of $652.5 million for which the fair value option has been elected. Such securities have unrealized losses of $13.8 million.

(5)
Amounts disclosed includes non-Agency RMBS and non-Agency IO with a fair value of $115.1 million and $8.4 million, respectively for which the fair value option has been elected. Such securities have unrealized losses of $1.1 million and $368,000, respectively.

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
Gross unrealized losses on our Agency RMBS, Agency CMBS and CMO were $335.5 million at September 30, 2018 (December 31, 2017: $131.3 million). Due to the inherent credit quality of Agency RMBS, Agency CMBS and Agency-CMO, we determined that at September 30, 2018 and December 31, 2017, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS and non-Agency CMBS were $50.7 million at September 30, 2018 (December 31, 2017: $33.9 million). We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment ("OTTI") on a quarterly basis.
We assess our investment securities for OTTI on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." This analysis includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The following table summarizes OTTI included in earnings for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
RMBS interest-only securities	702	4,959	7,100	8,835
Non-Agency RMBS (1)	35	—	85	754
Total	737	4,959	7,185	9,589

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option. As of September 30, 2018, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Gross realized gains on sale of investments	739	—	774	2,208
Gross realized losses on sale of investments	(141,454)	(7)	(162,251)	(3,873)
Other-than-temporary impairment losses	(737)	(4,959)	(7,185)	(9,589)
Net unrealized gains and losses on MBS accounted for under the fair value option	(66,831)	(5,301)	(236,967)	(1,188)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	377	(1,608)	993	9,866
Net unrealized gains and losses on trading securities	(4)	2	(21)	25
Total gain (loss) on investments, net	(207,910)	(11,873)	(404,657)	(2,551)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2018 and 2017. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	115,829	(20,850)	94,979
Non-Agency CMBS	37,938	1,470	39,408
Non-Agency RMBS	14,106	4,831	18,937
GSE CRT	7,513	(731)	6,782
Other	310	—	310
Total	175,696	(15,280)	160,416
For the three months ended September 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	99,748	(26,155)	73,593
Non-Agency CMBS	33,613	(591)	33,022
Non-Agency RMBS	17,109	4,846	21,955
GSE CRT	6,021	(597)	5,424
Other	144	—	144
Total	156,635	(22,497)	134,138

For the nine months ended September 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	329,576	(66,347)	263,229
Non-Agency CMBS	113,332	4,091	117,423
Non-Agency RMBS	41,313	15,167	56,480
GSE CRT	21,218	(2,124)	19,094
Other	741	—	741
Total	506,180	(49,213)	456,967
For the nine months ended September 30, 2017

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and CMBS	282,958	(82,508)	200,450
Non-Agency CMBS	94,795	(5,077)	89,718
Non-Agency RMBS	55,854	12,967	68,821
GSE CRT	16,064	(1,315)	14,749
Other	300	—	300
Total	449,971	(75,933)	374,038
Note 5 – Commercial Loans Held-for-Investment
The following table summarizes purchased or originated commercial mezzanine loans held-for-investment as of September 30, 2018 and December 31, 2017.

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity (1)
September 30, 2018	2	31,707	—	31,707	10.44%	2.0
December 31, 2017	8	191,894	(86)	191,808	8.52%	1.2

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no allowance for loan loss has been recorded as of September 30, 2018 and December 31, 2017 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.
Note 6 – Other Assets
The following table summarizes our other assets as of September 30, 2018 and December 31, 2017.

$ in thousands	September 30, 2018	December 31, 2017
FHLBI stock	74,250	74,250
Loan participation interest	45,058	—
Investments in unconsolidated ventures	24,217	25,972
Investment in exchange-traded fund	—	3,979
Prepaid expenses and other assets	1,490	1,379
Total	145,015	105,580
IAS Services LLC, our wholly-owned subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in the FHLBI. The stock is recorded at cost.

In August 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights. The loan has a two year term subject to a one year extension option. The participation interest bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 5.97% as of September 30, 2018. We elected to account for the investment using the fair value option. Refer to Note 16- "Commitments and Contingencies" for additional details regarding our unfunded commitment on this loan participation interest.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 16 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.
We redeemed our investment in an exchange-traded fund that is managed by an affiliate of our Manager in the third quarter of 2018.
Note 7 – Borrowings
We have financed the majority of our investment portfolio through repurchase agreements, secured loans and exchangeable senior notes. The following tables summarize certain characteristics of our borrowings at September 30, 2018 and December 31, 2017. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	September 30, 2018
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	10,693,221	2.29%	42
Agency CMBS	559,258	2.28%	61
Non-Agency CMBS	1,525,347	3.31%	20
Non-Agency RMBS	876,406	3.36%	26
GSE CRT	690,493	3.30%	23
Loan participation interest	33,793	3.93%	697
Total Repurchase Agreements	14,378,518	2.52%	40
Secured Loans	1,650,000	2.38%	2,044
Total Borrowings	16,028,518	2.50%	246

$ in thousands	December 31, 2017
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,111,755	1.58%	25
Non-Agency CMBS	1,396,330	2.61%	9
Non-Agency RMBS	915,225	2.77%	31
GSE CRT	657,491	2.78%	24
Total Repurchase Agreements	14,080,801	1.82%	25
Secured Loans	1,650,000	1.52%	2,317
Exchangeable Senior Notes (1)	143,410	5.00%	74
Total Borrowings	15,874,211	1.82%	263

(1)	The carrying value of exchangeable senior notes was $143.2 million as of December 31, 2017. The carrying value was net of unamortized debt issuance costs of $179,000 as of December 31, 2017.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	September 30, 2018
10/1/2018 - 9/30/2019	14,344,725
10/1/2019 - 9/30/2020	333,793
10/1/2020 - 9/30/2021	100,000
10/1/2021 - 9/30/2022	—
10/1/2022 - 9/30/2023	—
Thereafter	1,250,000
Total	16,028,518
The following tables summarize certain characteristics of our repurchase agreements and secured loans at September 30, 2018 and December 31, 2017.

September 30, 2018
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	Collateral Pledged (1)
Repurchase Agreement Counterparties:
HSBC	1,516,849	9.5%	1,615,248
Mirae Asset Securities	1,461,790	9.1%	1,544,998
ING Financial Market	1,421,007	8.9%	1,519,860
E D & F Man Capital Markets	1,229,333	7.7%	1,300,892
Royal Bank of Canada	1,162,208	7.1%	1,374,230
Industrial and Commercial Bank of China	1,069,894	6.7%	1,141,135
South Street Securities	740,686	4.6%	780,219
Citigroup	737,250	4.6%	859,223
MUFJ Securities	520,086	3.2%	581,079
Amherst Pierpont Securities	476,763	3.0%	511,652
Federal Home Loan Mortgage Corp	448,893	2.8%	476,023
Societe Generale	403,911	2.5%	506,541
JP Morgan	342,608	2.1%	408,518
Wells Fargo Securities	318,432	2.0%	364,723
Goldman Sachs	316,714	2.0%	413,391
BNP Paribas Securities	268,540	1.7%	304,177
Guggenheim Liquidity Services	260,650	1.6%	278,794
Mizuho Securities	258,112	1.6%	281,012
Scotia Capital	204,958	1.3%	213,515
Natixis Securities	201,715	1.3%	235,189
All other counterparties (2)	1,018,119	6.4%	1,172,737
Total Repurchase Agreement Counterparties	14,378,518	89.7%	15,883,156
Secured Loans Counterparty:
FHLBI	1,650,000	10.3%	1,898,258
Total	16,028,518	100.0%	17,781,414

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 8 - "Collateral Positions" of this Form 10-Q for additional details regarding collateral pledged.

(2)	Represents amounts outstanding with nine counterparties.

December 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	Collateral Pledged (1)
Repurchase Agreement Counterparties:
HSBC	1,745,684	11.2%	1,839,411
ING Financial Markets	1,482,603	9.4%	1,571,061
Royal Bank of Canada	1,144,856	7.3%	1,375,285
Industrial and Commercial Bank of China	1,038,844	6.6%	1,102,543
E D & F Man Capital Markets	1,028,437	6.5%	1,085,429
Mirae Asset Securities	958,756	6.1%	1,018,664
MUFG Securities	865,201	5.5%	936,071
Citigroup	724,094	4.6%	841,977
Amherst Pierpont Securities	722,080	4.6%	764,713
KGS-Alpha Capital Markets	461,098	2.9%	491,313
JP Morgan	451,941	2.9%	523,590
Societe Generale	386,737	2.5%	495,093
BNP Paribas Securities	348,340	2.2%	388,091
South Street Securities	332,623	2.1%	354,689
Goldman Sachs	324,152	2.1%	419,713
Mizuho Securities	310,835	2.0%	330,555
Guggenheim Liquidity Services	306,081	1.9%	322,452
Bank of Nova Scotia	289,705	1.8%	301,715
Natixis Securities	275,764	1.8%	302,291
All other counterparties (2)	882,970	5.5%	1,058,759
Total Repurchase Agreement Counterparties	14,080,801	89.5%	15,523,415
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,927,496
Total	15,730,801	100.0%	17,450,911

(1)
Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 8 - "Collateral Positions" of this Form 10-Q for additional details regarding collateral pledged.

(2)	Represents amounts outstanding with seven counterparties.
Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities ranging from one month to twelve months. Our repurchase agreement that is collateralized by a loan participation interest bears interest at a floating rate based on LIBOR plus a spread. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at September 30, 2018.
Our repurchase agreement collateral ratio (MBS, GSE CRTs and a loan participation interest) pledged as collateral/Amount Outstanding) was 110% as of September 30, 2018 (December 31, 2017: 110%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of September 30, 2018, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the nine months ended

September 30, 2018, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.01% and a weighted average maturity of 5.6 years.
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
Exchangeable Senior Notes
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes") due March 15, 2018. We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. In the three months ended September 30, 2017, we retired $60.9 million of the Notes for a repurchase price of $62.1 million and realized a net loss on extinguishment of debt of $209,000. In the nine months ended September 30, 2018, we retired $143.4 million (2017: $242.2 million) of the Notes for a repurchase price of $143.4 million (2017: $247.5 million). We realized a net loss on extinguishment of debt of $26,000 and $6.6 million, respectively in the nine months ended September 30, 2018 and 2017. Accrued interest payable on the Notes was approximately $2.1 million as of December 31, 2017.

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of September 30, 2018 and December 31, 2017. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on futures contracts is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2018 and December 31, 2017, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	September 30, 2018	December 31, 2017
Repurchase Agreements:
Agency RMBS (1)	11,425,714	11,788,765
Agency CMBS	584,688	—
Non-Agency CMBS	1,908,538	853,446
Non-Agency RMBS	1,076,961	1,737,831
GSE CRT	842,197	1,143,373
Loan participation interest	45,058	—
Total repurchase agreements collateral pledged	15,883,156	15,523,415
Secured Loans:
Agency RMBS	636,506	623,181
Non-Agency CMBS	1,261,752	1,304,315
Total secured loans collateral pledged	1,898,258	1,927,496
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS (2)	186,346	109,900
Cash	26,680	620
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	213,026	110,520

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	17,922,702	17,560,811
Loan participation interest	45,058	—
Cash	26,680	620
Total collateral pledged	17,994,440	17,561,431

Collateral Held	September 30, 2018	December 31, 2017
Interest Rate Swaps:
Cash	47,687	7,327
Total collateral held	47,687	7,327

(1)
Includes pledged securities of $449.3 million sold but not settled as of September 30, 2018 that are recorded as investment related receivable on our condensed consolidated balance sheet. Securities associated with unsettled trades remain legally pledged until the related repurchase agreement is repaid. There were no securities pledged as collateral associated with unsettled trades as of December 31, 2017.

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

Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2018:

$ in thousands	Notional Amount as of December 31, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2018
Interest Rate Swaps (1) (2)	8,620,000	2,700,000	(1,450,000)	9,870,000
Futures Contracts	—	2,489,400	(1,040,000)	1,449,400
Currency Forward Contracts	76,859	185,578	(233,613)	28,824
Credit Derivatives	553,493	—	(18,259)	535,234
TBA Purchase Contracts (3)	—	283,100	(283,100)	—
TBA Sale Contracts	—	(283,100)	283,100	—
Total	9,250,352	5,374,978	(2,741,872)	11,883,458

(1)	Notional amount as of September 30, 2018 excludes $1.4 billion of interest rate swaps with forward start dates.

(2)	Notional amount as of December 31, 2017 excludes $500.0 million of interest rate swaps with forward start dates.

(3)	To Be Announced Securities ("TBAs")

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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.4 million as a decrease (September 30, 2017: $6.4 million as a decrease) and $19.9 million as a decrease (September 30, 2017: $19.1 million as a decrease) to interest expense for the three and nine months ended September 30, 2018, respectively. During the next 12 months, we estimate that $23.7 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2018, $104.3 million (December 31, 2017: $123.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified to interest expense over a period of time through December 15, 2023.

As of September 30, 2018, we had the following interest rate swaps outstanding:

$ in thousands Counterparty	Index	Notional	Maturity Date	Fixed Interest Rate in Contract
LCH Central Clearing	1-month LIBOR	400,000	7/30/2020	2.69%
CME Central Clearing	1-month LIBOR	200,000	9/20/2020	2.79%
CME Central Clearing	1-month LIBOR	400,000	9/28/2020	2.72%
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.69%
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.50%
CME Central Clearing	3-month LIBOR	500,000	5/24/2021	2.25%
Citibank, N.A.	1-month LIBOR	200,000	5/25/2021	2.83%
CME Central Clearing	3-month LIBOR	500,000	6/24/2021	2.44%
HSBC Bank USA, National Association	1-month LIBOR	550,000	2/24/2022	2.45%
CME Central Clearing	3-month LIBOR	1,000,000	6/9/2022	2.21%
CME Central Clearing	3-month LIBOR	1,000,000	8/14/2022	1.87%
The Royal Bank of Scotland Plc	1-month LIBOR	500,000	8/15/2023	1.98%
CME Central Clearing	1-month LIBOR	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	1-month LIBOR	500,000	12/15/2023	2.20%
CME Central Clearing	3-month LIBOR	450,000	1/12/2024	2.10%
CME Central Clearing	3-month LIBOR	450,000	1/25/2024	2.15%
LCH Central Clearing	3-month LIBOR	1,000,000	2/6/2025	2.77%
CME Central Clearing	3-month LIBOR	100,000	4/2/2025	2.04%
LCH Central Clearing	3-month LIBOR	220,000	8/31/2027	2.12%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.78%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.39%
LCH Central Clearing	1-month LIBOR	200,000	7/3/2028	2.78%
Total		9,870,000		2.39%
As of September 30, 2018, we had the following additional interest rate swaps outstanding with forward start dates:

$ in thousands Counterparty		Index	Notional	Maturity Date	Fixed Interest Rate in Contract
LCH Central Clearing	(1)	3-month LIBOR	600,000	2/5/2026	2.64%
LCH Central Clearing	(2)	3-month LIBOR	200,000	3/17/2031	2.74%
LCH Central Clearing	(3)	1-month LIBOR	600,000	8/24/2033	3.18%
Total			1,400,000		2.88%

(1)	Forward start date of 2/5/2021

(2)	Forward start date of 3/15/2021

(3)	Forward start date of 8/24/2023
Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.
TBAs, Futures and Currency Forward Contracts
We purchase or sell certain TBAs and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales of TBAs and U.S. Treasury futures contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2018, we did not have any forward contracts denominated in Pound Sterling (December 31, 2017: $49.7 million of notional amount of forward contracts denominated in Pound Sterling). As of September 30, 2018, we had $28.8 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At September 30, 2018 and December 31, 2017, terms of the GSE CRT embedded derivatives are:

$ in thousands	September 30, 2018	December 31, 2017
Fair value amount	37,366	45,400
Notional amount	535,234	553,493
Maximum potential amount of future undiscounted payments	535,234	553,493
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2018	As of December 31, 2017		As of September 30, 2018	As of December 31, 2017
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	46,212	6,896	Interest Rate Swaps Liability	5,683	31,548
Currency Forward Contracts	2	—	Currency Forward Contracts	95	1,217
			Futures Contracts	8,204	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

$ in thousands	Three months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,638	(663)	4,975

$ in thousands	Three months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,873	(8,803)	(2,930)

$ in thousands	Nine months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	16,909	(8,034)	8,875

$ in thousands	Nine months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	17,524	20,904	38,428
The following table summarizes the effect of interest rate swaps, futures contracts, currency forward contracts, and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

$ in thousands	Three Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	68,953	(2,763)	(178)	66,012
Futures Contracts	27,136	—	(5,548)	21,588
Currency Forward Contracts	3,569	—	(3,480)	89
TBAs	(17)	—	—	(17)
Total	99,641	(2,763)	(9,206)	87,672

$ in thousands	Three Months Ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,126	(17,453)	144	3,817
Currency Forward Contracts	(1,623)	—	(239)	(1,862)
Total	19,503	(17,453)	(95)	1,955

$ in thousands	Nine Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	225,499	(19,386)	65,181	271,294
Futures Contracts	22,499	—	(8,204)	14,295
Currency Forward Contracts	1,512	—	1,124	2,636
TBAs	(17)	—	—	(17)
Total	249,493	(19,386)	58,101	288,208

$ in thousands	Nine Months Ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(1,392)	(60,313)	21,069	(40,636)
Currency Forward Contracts	(4,416)	—	(1,044)	(5,460)
Total	(5,808)	(60,313)	20,025	(46,096)

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
We have minimum collateral posting thresholds with certain of our bilateral derivative counterparties and were not required to pledge collateral with these counterparties as of September 30, 2018 because our bilateral interest rate swaps were in a net asset position. If we had breached any of these provisions at September 30, 2018, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net liability of $5.7 million as of September 30, 2018.
We were in compliance with all of the financial provisions of these counterparty agreements as of September 30, 2018.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of September 30, 2018, our derivative liability of $5.7 million (December 31, 2017: derivative liability of $10.3 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
Offsetting of Derivative Assets
As of September 30, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	46,214	—	46,214	(2)	(46,089)	123

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	8,299	—	8,299	(2)	(8,297)	—
Repurchase Agreements (4)	14,378,518	—	14,378,518	(14,378,518)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	16,036,817	—	16,036,817	(16,028,520)	(8,297)	—
Offsetting of Derivative Assets
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	6,896	—	6,896	—	(6,896)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2017

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	22,445	—	22,445	(21,169)	(620)	656
Repurchase Agreements (4)	14,080,801	—	14,080,801	(14,080,801)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,753,246	—	15,753,246	(15,751,970)	(620)	656

27

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2018 and December 31, 2017, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $186.3 million (December 31, 2017: $109.9 million) at September 30, 2018, of which $186.3 million (December 31, 2017: $86.2 million) relates to initial margin pledged on centrally cleared interest rate swaps. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $47.7 million and $7.3 million at September 30, 2018 and December 31, 2017, respectively. Cash collateral pledged by us on our futures contracts and currency forward contracts were $26.7 million and $620,000 at September 30, 2018 and December 31, 2017, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at September 30, 2018 and December 31, 2017, respectively.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.9 billion and $15.5 billion at September 30, 2018 and December 31, 2017, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at September 30, 2018 and December 31, 2017, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	18,299,459	37,366	—	18,336,825
Derivative assets	—	46,214	—	—	46,214
Other assets (4) (5)	—	—	45,058	24,217	69,275
Total assets	—	18,345,673	82,424	24,217	18,452,314
Liabilities:
Derivative liabilities	8,204	5,778	—	—	13,982
Total liabilities	8,204	5,778	—	—	13,982

	December 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	18,145,354	45,400	—	18,190,754
Derivative assets	—	6,896	—	—	6,896
Other assets (5)	3,979	—	—	25,972	29,951
Total assets	3,979	18,152,250	45,400	25,972	18,227,601
Liabilities:
Derivative liabilities	—	32,765	—	—	32,765
Total liabilities	—	32,765	—	—	32,765

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of September 30, 2018, the net embedded derivative asset position of $37.4 million includes $39.4 million of embedded derivatives in an asset position and $2.0 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative asset position of $45.4 million includes $46.5 million of embedded derivatives in an asset position and $1.1 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2018 and December 31, 2017, the weighted average remaining term of investments in unconsolidated ventures is 2.4 and 1.9 years, respectively.

(4)
Includes $45.1 million of a loan participation interest as of September 30, 2018. The loan participation interest is transferable and bears interest at a variable rate based on LIBOR plus a spread and resets daily. As a result, the cost of the loan participation interest approximates its fair value.

(5)	Includes $4.0 million of an investment in an exchange-traded fund as of December 31, 2017. We sold this investment during the three months ended September 30, 2018.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Beginning balance	38,029	46,802	45,400	17,095
Unrealized credit derivative gains (losses), net	(663)	(8,803)	(8,034)	20,904
Ending balance	37,366	37,999	37,366	37,999
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Beginning balance	—	—	—	—
Purchases	45,058	—	45,058	—
Ending balance	45,058	—	45,058	—
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2018	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	37,366	Market Comparables, Vendor Pricing	Weighted average life	2.9 - 6.2 years	4.4 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2017	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	45,400	Market Comparables, Vendor Pricing	Weighted average life	2.6 - 6.8 years	4.8 years
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	31,707	31,114	191,808	191,930
Other assets	74,250	74,250	74,250	74,250
Total	105,957	105,364	266,058	266,180
Financial Liabilities
Repurchase agreements	14,378,518	14,377,381	14,080,801	14,080,460
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	—	—	143,231	143,948
Total	16,028,518	16,027,381	15,874,032	15,874,408
The following describes our methods for estimating the fair value for financial instruments not carried at fair value on the condensed consolidated balance sheets.

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
Note 12 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2018, we reimbursed our Manager $168,000 (September 30, 2017: $202,000) and $599,000 (September 30, 2017: $589,000), respectively, for costs of support personnel that are fully dedicated to our business.
We have invested $41.2 million as of September 30, 2018 (December 31, 2017: $74.4 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Incurred costs, prepaid or expensed	2,133	2,378	4,925	5,172
Incurred costs, charged against equity as a cost of raising capital	—	—	167	—
Total incurred costs, originally paid by our Manager	2,133	2,378	5,092	5,172
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
Common Stock
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of September 30, 2018, we have not sold any shares of common stock under the equity distribution agreement.

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
Share Repurchase Program
During the three and nine months ended September 30, 2018 and 2017, we did not repurchase any shares of our common stock. As of September 30, 2018, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program. The share repurchase program has no stated expiration date.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of September 30, 2018, 769,181 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $107,000 (September 30, 2017: $129,000) and approximately $306,000 (September 30, 2017: $326,000) for shares issued to our independent directors under the Incentive Plan for the three and nine months ended September 30, 2018. During the three months ended September 30, 2018 and 2017, we issued 6,620 shares and 6,650 shares of common stock, respectively, to our independent directors. During the nine months ended September 30, 2018 and 2017, we issued 20,262 shares and 17,398 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $71,000 (September 30, 2017: $33,000) and approximately $115,000 (September 30, 2017: $99,000) for the three and nine months ended September 30, 2018 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At September 30, 2018, there was approximately $131,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 16 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,185	$14.56	19,827	$14.35
Shares granted during the period	—	—	7,055	15.37
Shares forfeited during the period	(3,967)	14.56	(3,967)	14.56
Shares vested during the period	(4,167)	14.62	(11,864)	14.71
Unvested at the end of the period	11,051	$14.55	11,051	$14.55

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2018 and 2017. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended September 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(40,554)	—	(40,554)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	134,280	—	134,280
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,422)	(6,422)
Currency translation adjustments on investment in unconsolidated venture	(1,126)	—	—	(1,126)
Total other comprehensive income/(loss)	(1,126)	93,726	(6,422)	86,178

AOCI balance at beginning of period	1,736	(22,901)	110,626	89,461
Total other comprehensive income/(loss)	(1,126)	93,726	(6,422)	86,178
Other comprehensive income/(loss) attributable to non-controlling interest	13	(1,181)	82	(1,086)
AOCI balance at end of period	623	69,644	104,286	174,553

	Three Months Ended September 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	19,089	—	19,089
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	7	—	7
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,438)	(6,438)
Currency translation adjustments on investment in unconsolidated venture	807	—	—	807
Total other comprehensive income/(loss)	807	19,096	(6,438)	13,465

AOCI balance at beginning of period	(375)	201,158	136,608	337,391
Total other comprehensive income/(loss)	807	19,096	(6,438)	13,465
Other comprehensive income/(loss) attributable to non-controlling interest	(10)	(241)	81	(170)
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—
AOCI balance at end of period	422	220,013	130,251	350,686

	Nine Months Ended September 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(220,800)	—	(220,800)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	153,406	—	153,406
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,859)	(19,859)
Currency translation adjustments on investment in unconsolidated venture	(328)	—	—	(328)
Total other comprehensive income/(loss)	(328)	(67,394)	(19,859)	(87,581)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income/(loss)	(328)	(67,394)	(19,859)	(87,581)
Other comprehensive income/(loss) attributable to non-controlling interest	4	850	251	1,105
AOCI balance at end of period	623	69,644	104,286	174,553

	Nine Months Ended September 30, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	75,011	—	75,011
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,508	—	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,105)	(19,105)
Currency translation adjustments on investment in unconsolidated venture	331	—	—	331
Total other comprehensive income/(loss)	331	76,519	(19,105)	57,745

AOCI balance at beginning of period	95	144,458	149,115	293,668
Total other comprehensive income/(loss)	331	76,519	(19,105)	57,745
Other comprehensive income/(loss) attributable to non-controlling interest	(4)	(965)	241	(728)
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
AOCI balance at end of period	422	220,013	130,251	350,686
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
We declared the following dividends during the nine months ended September 30, 2018 and 2017:

Series A Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
September 14, 2018	$0.4844	October 25, 2018
June 15, 2018	$0.4844	July 25, 2018
March 15, 2018	$0.4844	April 25, 2018
2017
September 14, 2017	$0.4844	October 25, 2017
June 15, 2017	$0.4844	July 25, 2017
March 15, 2017	$0.4844	April 25, 2017

Series B Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
August 2, 2018	$0.4844	September 27, 2018
May 2, 2018	$0.4844	June 27, 2018
February 15, 2018	$0.4844	March 27, 2018
2017
September 14, 2017	$0.4844	December 27, 2017
June 15, 2017	$0.4844	September 27, 2017
March 15, 2017	$0.48	June 27, 2017

Series C Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
August 2, 2018	$0.4688	September 27, 2018
May 2, 2018	$0.4688	June 27, 2018
February 15, 2018	$0.4688	March 27, 2018
2017
September 14, 2017	$0.6823	December 27, 2017

Common Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
September 14, 2018	$0.42	October 26, 2018
June 15, 2018	$0.42	July 26, 2018
March 15, 2018	$0.42	April 26, 2018
2017
September 14, 2017	$0.41	October 26, 2017
June 15, 2017	$0.40	July 26, 2017
March 15, 2017	$0.40	April 26, 2017

Note 14 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2018 and 2017 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2018	2017	2018	2017
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(64,480)	49,127	56,999	183,091
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	2,724	—	11,236
Income (loss) allocated to non-controlling interest	(681)	800	1,153	2,656
Dilutive net income (loss) available to stockholders	(65,161)	52,651	58,152	196,983
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,647	111,614	111,639	111,607
Effect of dilutive securities:
Restricted stock awards	—	20	16	20
Non-controlling interest OP units	1,425	1,425	1,425	1,425
Exchangeable senior notes	—	8,166	—	11,226
Dilutive Shares	113,072	121,225	113,080	124,278
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(0.58)	0.44	0.51	1.64
Diluted	(0.58)	0.43	0.51	1.59

The following potential common shares were excluded from our diluted earnings per share calculation as the effect would be anti-dilutive: 14,766 for restricted stock awards for the three months ended September 30, 2018 and 1,583,503 for the exchangeable senior notes for the nine months ended September 30, 2018.
Note 15 – Non-controlling Interest - Operating Partnership
Non-controlling interest represents the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock ("Share" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit is generally redeemable for cash or Shares at our option, it is deemed to be a Share equivalent. Therefore, such transactions are treated as capital transactions and result in a reallocation between stockholders’ equity and non-controlling interest in the accompanying condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, non-controlling interest related to the outstanding 1,425,000 OP Units represented a 1.3% interest in the Operating Partnership.
Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Net income (loss) allocated	(681)	800	1,153	2,656
Distributions paid	599	570	1,796	1,710
As of September 30, 2018 and December 31, 2017, distributions payable to the non-controlling interest were $598,500 and $598,500, respectively.

Note 16 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2018 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2018 and December 31, 2017, our undrawn capital and purchase commitments were $10.1 million and $10.2 million, respectively.
As discussed in Note 6 - "Other Assets", we have funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the two year term of the loan based upon the financing needs of the borrower. As of September 30, 2018, we have an unfunded commitment of $29.9 million.
As discussed in Note 5 - "Commercial Loans Held-for-Investment", we purchase and originate commercial loans. As of September 30, 2018, we have no unfunded commitments on commercial loans held for investment (December 31, 2017: $4.8 million).
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
Capital Activities
On September 14, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock to be paid on October 26, 2018 to stockholders of record as of the close of business on September 25, 2018; and

•	a dividend of $0.4844 per share of Series A Preferred Stock to be paid on October 25, 2018 to stockholders of record as of the close of business on October 1, 2018.
On August 2, 2018, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock payable on September 27, 2018 to stockholders of record as of the close of business on September 5, 2018; and

•	a dividend of $0.46875 per share of Series C Preferred Stock payable on September 27, 2018 to stockholders of record as of the close of business on September 5, 2018.
During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock.
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
Financial conditions improved during the third quarter of 2018, reflecting strength in the equity markets, tighter credit spreads and low volatility. The total return on the S&P 500 Index was 7.2% for the second quarter while the CBOE SPX Volatility Index (VIX) decreased by 24.7%. Interest rates on U.S. Treasuries were higher across the maturity spectrum, with short term rates increasing more than long term rates. U.S. Treasury two year, five year and 10 year rates were higher by 29, 22 and 21 basis points, respectively. Investors continued to be encouraged by the positive impacts that tax reform and easing of banking regulatory burdens are having on the economy. This optimism is tempered by concerns that strained foreign relations and escalating trade disputes could lead to a broader trade war.
The labor market showed continued strength during the third quarter, with increases in non-farm payrolls averaging over 189,000 jobs per month, down slightly from an average of 217,000 jobs the previous quarter. The strength in the labor market continues to boost consumer confidence, as the University of Michigan Consumer Sentiment Index

remains near multi-year highs. The consensus forecast for full-year 2018 gross domestic product (“GDP”) is 2.9%, while the Federal Reserve’s forecast is at 3.1%.
While the overall inflation picture remains relatively subdued, some indicators have begun to increase. The U.S. Personal Consumption Expenditure Core (“PCE”) Price Index is at 1.96%, just below the Federal Reserve’s inflation target of 2%. The consensus forecast for Core PCE in 2018 and 2019 remains at 1.9% and 2.2%, respectively. Energy prices were higher during the third quarter, with the price of WTI Crude up over 5%, while the broader Commodity Research Bureau (“CRB”) Commodity Price Index decreased by 2.6%. Given the strength of the overall economy, the Federal Reserve’s Open Market Committee raised the federal funds rate to a range of 2.00% to 2.25% during their September meeting, which caused short-term interest rates to increase. The inflation outlook continues to have meaningful implications for future Federal Reserve monetary policy. We expect the interest rate environment to remain relatively volatile, as the Federal Reserve continues to signal a willingness to increase the federal funds rate.
During the third quarter, the performance of Agency RMBS was mixed: 30 year fixed-rate Agency RMBS slightly outperformed similar duration Treasuries, 15 year fixed rate Agency MBS were flat to Treasuries and Hybrid ARM Agency RMBS underperformed similar duration Treasuries. The outlook for Agency RMBS remains mixed, as the potential for increased interest rate volatility and the end of reinvestment activity by the Federal Reserve weighs on the market. On the positive side, a higher interest rate environment has the potential to spur investment demand on the part of both foreign and domestic banks, while at the same time keeping refinancing activity muted.
During the third quarter, credit spreads (defined as the yield in excess of risk-free rates) on non-Agency CMBS and GSE CRT securities tightened, reflecting strong real estate fundamentals and robust investor demand. Financing markets remained steady during the quarter, though repurchase agreement rates moved higher in line with increases in the federal funds rate.
As we move into the fourth quarter of 2018, we expect that the U.S. will continue to experience moderate economic growth which should allow the Federal Reserve to continue its efforts to tighten monetary policy despite core inflation at or below the Federal Reserve's policy objective of 2%. Investor concerns include historically high valuations across both the equity and fixed income markets, the potential for additional protectionist trade policies, and the prospect of further increases in interest rates and price volatility.

Investment Activities
The table below shows the allocation of our equity as of September 30, 2018, December 31, 2017 and September 30, 2017:

	As of
$ in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Agency RMBS and Agency CMBS	51%	45%	41%
Commercial Credit (1)	31%	35%	38%
Residential Credit (2)	18%	20%	21%
Total	100%	100%	100%

(1)	Non-Agency CMBS, commercial loans and investments in unconsolidated ventures (which are included in Other Assets on our condensed consolidated balance sheet) are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRTs and a loan participation interest (which is included in Other Assets on our condensed consolidated balance sheet) are considered residential credit.

The table below shows the breakdown of our investment portfolio as of September 30, 2018, December 31, 2017 and September 30, 2017:

	As of
$ in thousands	September 30, 2018	December 31, 2017	September 30, 2017
Agency RMBS:
30 year fixed-rate, at fair value	10,499,050	7,640,540	7,386,544
15 year fixed-rate, at fair value	602,159	2,974,782	3,134,880
Hybrid ARM, at fair value	1,010,023	1,719,385	1,819,513
ARM, at fair value	145,078	241,200	254,766
Agency CMO, at fair value	224,150	273,943	274,139
Agency CMBS, at fair value	584,688	—	—
Non-Agency CMBS, at fair value	3,270,768	3,216,417	3,108,797
Non-Agency RMBS, at fair value	1,158,712	1,257,608	1,420,333
GSE CRT, at fair value	842,197	866,879	860,580
Loan participation interest, at fair value	45,058	—	—
Commercial loans, at amortized cost	31,707	191,808	280,989
Investments in unconsolidated ventures	24,217	25,972	22,684
Total Investment portfolio	18,437,807	18,408,534	18,563,225

During the nine months ended September 30, 2018, we purchased $5.2 billion of Agency RMBS and CMBS, $207.4 million of non-Agency CMBS and $123.4 million of non-Agency RMBS. As of September 30, 2018 our holdings of 30 year fixed-rate Agency RMBS represent approximately 57% of our total investment portfolio versus 42% as of December 31, 2017 and 40% as of September 30, 2017. We have continued to increase our holdings of 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities remains attractive. Despite yield curve flattening and wider spreads due to the unwinding of the Federal Reserve’s balance sheet, 30 year fixed-rate Agency RMBS presents an attractive opportunity in the sector.  Our purchases are focused on current coupon 30 year specified pools priced at modest payups to generic Agency MBS given characteristics that reduce prepayment risk.
During the nine months ended September 30, 2018, we purchased $584.7 million of Agency CMBS structured pass-through certificates issued by Freddie Mac through its K program.  Freddie Mac sources these loans from a network of approved multi-family sellers/servicers and guarantees the timely payment of interest on these investments.  We purchased these securities because they offer targeted exposure to multi-family loans, and have an attractive return on equity profile and offer underlying loan prepayment protection.
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
Our portfolio of investments that have credit exposure includes non-Agency CMBS, non-Agency RMBS, GSE CRTs, commercial real estate loans, and a loan participation interest. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
Our non-Agency CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply. Non-Agency CMBS investments represent approximately 18% of our total investment portfolio as of September 30, 2018.

With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans ("RPL") that we expect to provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on our positive outlook for U.S. home prices and the strong performance of reference mortgage loans to date.
During the third quarter of 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. The loan has a two year term subject to a one year extension option. We funded $45.1 million of the loan during the quarter and have committed to fund up to an additional $29.9 million.
As of September 30, 2018, our commercial real estate loan portfolio includes two mezzanine loans that we either purchased or originated with a weighted average maturity of two years. Our floating rate commercial real estate loan portfolio had a weighted average yield of 10.05% during the three months ended September 30, 2018 and continues to benefit from favorable fundamentals and increasing LIBOR. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 77% based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on our commercial loan portfolio, see Note 5 - "Commercial Loans Held-for-Investment" of our condensed consolidated financial statements. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We determined that no allowance for loan losses for our commercial loans was required as of September 30, 2018.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of September 30, 2018 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Prime	20.7%	2.4%	—%	—%	13.1%	10.7%	2.4%	0.3%	—%	10.4%	60.0%
Alt-A	29.4%	—%	—%	—%	—%	—%	—%	—%	—%	—%	29.4%
Re-REMIC (1)	0.7%	4.9%	2.2%	1.7%	0.9%	—%	—%	—%	—%	—%	10.4%
Subprime/RPL	0.2%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%
Total Non-Agency	51.0%	7.3%	2.2%	1.7%	14.0%	10.7%	2.4%	0.3%	—%	10.4%	100.0%
GSE CRT	—%	—%	—%	—%	31.4%	35.7%	6.7%	22.5%	3.7%	—%	100.0%
Non-Agency CMBS	—%	3.6%	17.9%	11.5%	14.2%	33.7%	7.4%	2.1%	8.3%	1.3%	100.0%

(1)
Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 5.8% for 2005, 3.5% for 2006, and 90.7% for 2007.

The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of September 30, 2018 and December 31, 2017.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2018	December 31, 2017
0% - 10%	46.3%	34.5%
10% - 20%	3.4%	3.7%
20% - 30%	15.5%	12.3%
30% - 40%	15.6%	18.4%
40% - 50%	2.6%	9.6%
50% - 60%	15.6%	19.7%
60% - 70%	1.0%	1.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. As of September 30, 2018, 66.9% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of September 30, 2018:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	43.8%	California	19.0%	California	14.8%
New York	8.8%	Texas	6.0%	New York	14.6%
Florida	6.5%	New York	4.6%	Texas	9.3%
New Jersey	4.0%	Virginia	4.3%	Florida	6.2%
Massachusetts	3.3%	Florida	4.2%	Illinois	4.3%
Virginia	3.3%	Illinois	3.9%	Pennsylvania	4.1%
Maryland	2.9%	Massachusetts	3.4%	New Jersey	3.5%
Washington	2.5%	New Jersey	3.3%	Michigan	3.1%
Texas	2.4%	Washington	3.3%	Ohio	3.0%
Illinois	2.4%	Pennsylvania	3.2%	Virginia	2.9%
Other	20.1%	Other	44.8%	Other	34.2%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities and an investment in a loan participation interest. Repurchase agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2018, we had entered into repurchase agreements totaling $14.4 billion (December 31, 2017: $14.1 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of September 30, 2018, IAS Services had $1.65 billion in outstanding secured loans. For the nine months ended September 30, 2018, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.01% and a weighted average maturity of 5.6 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
September 30, 2017	15,738,838	15,010,514	15,738,838
December 31, 2017	15,730,801	15,762,094	15,815,972
March 31, 2018	15,561,137	15,536,093	15,561,137
June 30, 2018	15,352,321	15,275,972	15,352,321
September 30, 2018	16,028,518	15,973,428	16,078,388
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes"). We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We utilized proceeds from repurchase agreement borrowings to retire the Notes.
We have also committed to invest up to $122.8 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2018, $112.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $10.1 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments.
As of September 30, 2018, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $9.9 billion (December 31, 2017: $8.6 billion) of borrowings. As of September 30, 2018 we received interest based on one-month LIBOR on $4.2 billion of our swaps and interest based on three-month LIBOR on $5.7 billion of our swaps.
During the nine months ended September 30, 2018, existing swaps with a notional amount of $1.45 billion expired and we entered into new swaps with a notional amount of $2.7 billion. In addition, we entered into forward starting swaps with a notional amount of $1.4 billion that effectively extend the maturities of existing interest rate swaps at September 30, 2018.
As of September 30, 2018, we have entered into U.S. Treasury futures contracts that are designed to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. During the nine months ended September 30, 2018, we entered into contracts with a notional amount of $2.5 billion and realized a net gain of $22.5 million. As of September 30, 2018 we held $1.4 billion in notional amount of futures contracts as a liability with a fair value of $8.2 million. As of December 31, 2017, we had no outstanding futures contracts.
As of September 30, 2018, we have entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. During the nine months ended September 30, 2018, we settled currency forward contracts of $233.6 million (September 30, 2017: $200.4 million) in notional amount and realized a net gain of $1.5 million (September 30, 2017: $4.4 million net loss). As of December 31, 2017, we had $49.7 million of notional amount of forward contracts denominated in Pound Sterling. We did not have any forward contracts denominated in Pound Sterling as of September 30, 2018 because the commercial loan investment that we were hedging was repaid in the third quarter of 2018. As of September 30, 2018, we had $28.8 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture.
During the three months ended September 30, 2018, we entered into and settled TBA purchase and sale contracts with a notional value of $283.1 million and realized a net loss of $17,000. TBAs are a method for hedging interest rate exposure through entering into a contract to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. We periodically purchase or sell certain TBAs to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	As of
In thousands except per share amounts	September 30, 2018	December 31, 2017
Numerator (adjusted equity):
Total equity	2,485,423	2,656,878
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	1,902,923	2,074,378

Denominator (number of shares - diluted):
Common stock outstanding	111,653	111,624
Non-controlling interest OP units	1,425	1,425
Number of shares - diluted	113,078	113,049

Book value per diluted common share	16.83	18.35
Our book value per diluted common share decreased 8.3% as of September 30, 2018 compared to December 31, 2017 primarily due to rising interest rates driving a decrease in the valuations of our mortgage-backed securities portfolio that exceeded the increase in the valuations of our interest rate hedges. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted" and "Pending Accounting Pronouncements".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	160,416	134,138	456,967	374,038
Commercial and other loans	1,672	6,251	9,945	18,036
Total interest income	162,088	140,389	466,912	392,074
Interest Expense
Repurchase agreements	81,763	45,907	210,737	111,926
Secured loans	9,490	5,544	24,888	13,492
Exchangeable senior notes	—	2,724	1,621	11,236
Total interest expense	91,253	54,175	237,246	136,654
Net interest income	70,835	86,214	229,666	255,420
Other Income (loss)
Gain (loss) on investments, net	(207,910)	(11,873)	(404,657)	(2,551)
Equity in earnings (losses) of unconsolidated ventures	1,084	408	2,778	(1,280)
Gain (loss) on derivative instruments, net	87,672	1,955	288,208	(46,096)
Realized and unrealized credit derivative income (loss), net	4,975	(2,930)	8,875	38,428
Net loss on extinguishment of debt	—	(1,344)	(26)	(6,581)
Other investment income (loss), net	1,068	2,313	2,010	6,175
Total other income (loss)	(113,111)	(11,471)	(102,812)	(11,905)
Expenses
Management fee – related party	10,105	9,557	30,428	27,385
General and administrative	1,673	1,697	4,954	5,389
Total expenses	11,778	11,254	35,382	32,774
Net income (loss)	(54,054)	63,489	91,472	210,741
Net income (loss) attributable to non-controlling interest	(681)	800	1,153	2,656
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(53,373)	62,689	90,319	208,085
Dividends to preferred stockholders	11,107	13,562	33,320	24,994
Net income (loss) attributable to common stockholders	(64,480)	49,127	56,999	183,091
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(0.58)	0.44	0.51	1.64
Diluted	(0.58)	0.43	0.51	1.59
Weighted average number of shares of common stock:
Basic	111,647,456	111,613,804	111,639,132	111,606,784
Diluted	113,072,456	121,225,215	113,079,666	124,278,215

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	1,613,967	3,223,684	2,376,050	3,370,401
30 year fixed-rate, at amortized cost	9,362,170	6,486,613	8,338,593	5,274,103
ARM, at amortized cost	181,721	258,304	211,147	275,010
Hybrid ARM, at amortized cost	1,303,070	1,847,709	1,520,365	2,043,497
Agency - CMO, at amortized cost	242,133	287,364	256,770	308,159
Agency CMBS, at amortized cost	516,992	—	190,951	—
Non-Agency CMBS, at amortized cost	3,236,226	2,920,587	3,202,556	2,721,306
Non-Agency RMBS, at amortized cost	1,055,671	1,339,639	1,056,962	1,537,013
GSE CRT, at amortized cost	762,235	790,886	769,546	784,301
Commercial loans, at amortized cost	55,607	279,840	137,028	277,642
Loan participation interest	29,875	—	10,068	—
Average earning assets	18,359,667	17,434,626	18,070,036	16,591,432
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	2.59%	1.95%	2.15%	1.99%
30 year fixed-rate	2.96%	2.73%	2.96%	2.73%
ARM	2.49%	2.35%	2.41%	2.31%
Hybrid ARM	2.57%	2.19%	2.35%	2.26%
Agency - CMO	3.20%	2.71%	2.90%	1.16%
Agency CMBS	2.85%	—%	3.34%	—%
Non-Agency CMBS	4.88%	4.52%	4.89%	4.40%
Non-Agency RMBS	7.17%	6.56%	7.12%	5.97%
GSE CRT (3)	3.56%	2.74%	3.31%	2.51%
Commercial loans	10.05%	8.86%	9.45%	8.69%
Loan participation interest	5.87%	—%	5.87%	—%
Average earning asset yields	3.53%	3.22%	3.45%	3.15%

(1)	Average balances for each period are based on weighted month-end average earning assets.

(2)
Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by the average month-end earning assets based on the amortized cost of the investments. All yields are annualized.

(3)
GSE CRT average earning asset yields exclude coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $18.4 billion for the three months ended September 30, 2018 (September 30, 2017: $17.4 billion). We had average earning assets of approximately $18.1 billion for the nine months ended September 30, 2018 (September 30, 2017: $16.6 billion). Average earning assets increased for the three and nine months ended September 30, 2018 primarily because we issued $287.5 million of Series C Preferred Stock in August 2017 and invested the proceeds in 30 year fixed-rate Agency RMBS and CMBS.

We earned total interest income of $162.1 million (September 30, 2017: $140.4 million) and $466.9 million (September 30, 2017: $392.1 million) for the three and nine months ended September 30, 2018. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial loans and an investment in a loan participation interest as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Interest Income
MBS and GSE CRT - coupon interest	175,696	156,635	506,180	449,971
MBS and GSE CRT - net premium amortization	(15,280)	(22,497)	(49,213)	(75,933)
MBS and GSE CRT - interest income	160,416	134,138	456,967	374,038
Commercial and other loans	1,672	6,251	9,945	18,036
Total interest income	162,088	140,389	466,912	392,074
MBS and GSE CRT interest income increased $26.3 million and $82.9 million, respectively, for the three and nine months ended September 30, 2018 compared to 2017 primarily due to the purchase of 30 year Agency RMBS and non-Agency CMBS with the proceeds from our August 2017 Series C Preferred Stock offering and lower net premium amortization. Net premium amortization decreased $7.2 million and $26.7 million, respectively, for the three and nine months ended September 30, 2018 compared to 2017 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS and purchases of non-Agency CMBS securities at a discount over the last 12 months.
Interest income on our floating rate commercial real estate and other loans decreased $4.6 million and $8.1 million, respectively, during the three and nine months ended September 30, 2018 primarily due to commercial loan payoffs. The balance of our commercial loans held-for-investment decreased to $31.7 million as of September 30, 2018 compared to $281.0 million as of September 30, 2017.
Our average earning asset yields increased 31 and 30 basis points, respectively, during the three and nine months ended September 30, 2018 compared to 2017 due to purchases of new securities at higher yields, slower prepayment speeds and higher index rates on floating and adjustable assets.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of September 30, 2018, June 30, 2018, September 30, 2017 and June 30, 2017.

	As of
	September 30, 2018	June 30, 2018	September 30, 2017	June 30, 2017
15 year fixed-rate Agency RMBS	10.9	10.6	10.2	9.5
30 year fixed-rate Agency RMBS	7.4	8.2	9.3	9.2
ARM/ Hybrid ARM Agency RMBS	16.6	15.7	18.6	16.3
Non-Agency RMBS	10.5	12.0	15.3	12.6
GSE CRT	10.9	9.8	12.4	9.7
Weighted average CPR	8.9	10.2	12.2	11.2

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2018	2017	2018	2017
Agency RMBS and CMBS	(20,850)	(26,155)	(66,347)	(82,508)
Non-Agency CMBS	1,470	(591)	4,091	(5,077)
Non-Agency RMBS	4,831	4,846	15,167	12,967
GSE CRT	(731)	(597)	(2,124)	(1,315)
Net (premium amortization) discount accretion	(15,280)	(22,497)	(49,213)	(75,933)
Net premium amortization decreased compared to the same periods in 2017 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS in the three and nine months ended September 30, 2018 and purchases of non-Agency CMBS securities at a discount over the last 12 months.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Interest Expense
Interest expense on repurchase agreement borrowings	88,185	52,345	230,596	131,031
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,422)	(6,438)	(19,859)	(19,105)
Repurchase agreements interest expense	81,763	45,907	210,737	111,926
Secured loans	9,490	5,544	24,888	13,492
Exchangeable senior notes	—	2,724	1,621	11,236
Total interest expense	91,253	54,175	237,246	136,654
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
Our interest expense on repurchase agreement borrowings rose $35.8 million and $99.6 million, respectively, for the three and nine months ended September 30, 2018 compared to 2017 due to high average borrowings and increases in the federal funds rate over the past 12 months. We increased our average borrowings in the second half of 2017 after investing the proceeds of our August 2017 offering of Series C Preferred Stock.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.4 million and $19.9 million, respectively, during the three and nine months ended September 30, 2018 and $6.4 million and $19.1 million, respectively, during the three and nine months ended September 30, 2017. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $23.7 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and nine months ended September 30, 2018, interest expense for our secured loans increased $3.9 million and $11.4 million, respectively, compared to the same periods in 2017 due to higher borrowing rates. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2018, the weighted average borrowing rate on our secured loans was 2.01% as compared to 1.09% for the nine months ended September 30, 2017.
During the three and nine months ended September 30, 2018, interest expense on exchangeable senior notes decreased $2.7 million and $9.6 million, respectively, compared to the same periods in 2017 because we retired $256.6 million of the Notes during 2017 and the remaining balance of the Notes when they matured on March 15, 2018.
Our total interest expense during the three months ended September 30, 2018 increased $37.1 million from the same period in 2017 primarily due to the $39.8 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2018 period offset by a $2.7 million decrease in interest expense on the Notes as discussed above.
Our total interest expense during the nine months ended September 30, 2018 increased $100.6 million from the same period in 2017 primarily due to a $111.0 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2018 period that was partially offset by a $9.6 million decrease in interest expense on the Notes as discussed above.
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Average Borrowings(1):
Agency RMBS (2)	11,326,323	10,919,243	11,299,625	10,105,277
Agency CMBS	472,011	—	173,727	—
Non-Agency CMBS (2)	2,575,504	2,367,648	2,558,317	2,260,356
Non-Agency RMBS	895,504	1,062,528	882,784	1,208,702
GSE CRT	681,079	661,095	674,560	639,234
Exchangeable senior notes	—	185,930	38,300	256,261
Loan participation interest	22,406	—	7,551	—
Total average borrowings	15,972,827	15,196,444	15,634,864	14,469,830
Maximum borrowings during the period (3)	16,078,387	15,896,218	16,078,387	15,896,218
Average Cost of Funds (4):
Agency RMBS (2)	2.24%	1.28%	1.96%	1.09%
Agency CMBS	2.26%	—%	2.22%	—%
Non-Agency CMBS (2)	2.88%	1.91%	2.61%	1.63%
Non-Agency RMBS	3.40%	2.67%	3.17%	2.42%
GSE CRT	3.26%	2.69%	3.10%	2.50%
Exchangeable senior notes	—%	5.86%	5.58%	5.85%
Loan participation interest	3.83%	—%	3.83%	—%
Cost of funds	2.29%	1.43%	2.02%	1.26%
Effective cost of funds (non-GAAP measure) (5)	2.52%	2.06%	2.36%	2.00%

(1)	Average borrowings for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."
Total average borrowings rose $776.4 million and $1.2 billion, respectively, in the three and nine months ended September 30, 2018 compared to 2017 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS, Agency CMBS and non-Agency CMBS. The increase in our average cost of funds for three and nine months ended September 30, 2018 versus 2017 was primarily due to increases in the federal funds rate over the past twelve months.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	160,416	134,138	456,967	374,038
Commercial and other loans	1,672	6,251	9,945	18,036
Total interest income	162,088	140,389	466,912	392,074
Interest Expense
Interest expense on repurchase agreement borrowings	88,185	52,345	230,596	131,031
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,422)	(6,438)	(19,859)	(19,105)
Repurchase agreements interest expense	81,763	45,907	210,737	111,926
Secured loans	9,490	5,544	24,888	13,492
Exchangeable senior notes	—	2,724	1,621	11,236
Total interest expense	91,253	54,175	237,246	136,654
Net interest income	70,835	86,214	229,666	255,420
Net interest rate margin	1.24%	1.79%	1.43%	1.89%
Our net interest income, which equals interest income less interest expense, totaled $70.8 million (September 30, 2017: $86.2 million) and $229.7 million (September 30, 2017: $255.4 million) for the three and nine months ended September 30, 2018, respectively. The decrease in net interest income for the three and nine months ended September 30, 2018 was primarily due to an increase in interest expense driven by higher average borrowings and borrowing rates exceeding the increase in interest income on higher average earning assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.24% (September 30, 2017: 1.79%) and 1.43% (September 30, 2017: 1.89%) for the three and nine months ended September 30, 2018, respectively. The decrease in net interest rate margin for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to increases in the federal funds rate in 2017 and 2018 that had a greater impact on our average cost of funds than on our average earning asset yields.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Realized gains and losses on sale of investments	(140,715)	(7)	(161,477)	(1,665)
Other-than-temporary impairment losses	(737)	(4,959)	(7,185)	(9,589)
Net unrealized gains and losses on MBS accounted for under the fair value option	(66,831)	(5,301)	(236,967)	(1,188)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	377	(1,608)	993	9,866
Net unrealized gains and losses on trading securities	(4)	2	(21)	25
Total gain (loss) on investments, net	(207,910)	(11,873)	(404,657)	(2,551)
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. Given the sharp rise in interest rates during the first half of 2018, as well as reduced purchases by the Federal Reserve, valuations and potential equity returns on newly issued 30-

year Agency MBS were attractive during the third quarter, creating accretive opportunities in the sector.  During the three months ended September 30, 2018, we repositioned our Agency portfolio by rotating out of seasoned Agency RMBS and into newly issued 30 year Agency RMBS and Agency CMBS to take advantage of those accretive opportunities. We sold $3.0 billion of mortgage-backed securities during the three months ended September 30, 2018 (September 30, 2017: $182.0 million) and realized losses of $140.7 million (September 30, 2017: net losses of $7,000). During the nine months ended September 30, 2018, we sold $3.5 billion of mortgage-backed securities (September 30, 2017: $627.6 million) and realized losses of $161.5 million (September 30, 2017: net losses of $1.7 million).
We assess our investment securities for other-than-temporary impairment on a quarterly basis. Our determination of whether a security is other-than-temporarily impaired involves judgment and assumptions based on subjective and objective factors. We consider (i) whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost and (ii) the financial condition and near-term prospects of recovery in fair value of the security. This includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." For additional information regarding our assessment analysis of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our condensed consolidated financial statements.
We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2018, $11.2 billion (December 31, 2017: $6.5 billion) or 61.3% (December 31, 2017: 35.6%) of our MBS and GSE CRT are accounted for under the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended September 30, 2018, we recorded equity in earnings of unconsolidated ventures of $1.1 million (September 30, 2017: equity in earnings of $408,000). For the nine months ended September 30, 2018, we recorded equity in earnings of unconsolidated ventures of $2.8 million (September 30, 2017: equity in losses of $1.3 million). We recorded equity in earnings for the three and nine months ended September 30, 2018 primarily due to realized and unrealized gains on the underlying portfolio investments. We recorded losses for the nine months ended September 30, 2017 primarily due to unrealized losses on the underlying portfolio investments.
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

The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	68,953	(2,763)	(178)	66,012
Futures Contracts	27,136	—	(5,548)	21,588
Currency Forward Contracts	3,569	—	(3,480)	89
TBAs	(17)	—	—	(17)
Total	99,641	(2,763)	(9,206)	87,672

$ in thousands	Three months ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,126	(17,453)	144	3,817
Currency Forward Contracts	(1,623)	—	(239)	(1,862)
Total	19,503	(17,453)	(95)	1,955

$ in thousands	Nine Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	225,499	(19,386)	65,181	271,294
Futures Contracts	22,499	—	(8,204)	14,295
Currency Forward Contracts	1,512	—	1,124	2,636
TBAs	(17)	—	—	(17)
Total	249,493	(19,386)	58,101	288,208

$ in thousands	Nine Months Ended September 30, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(1,392)	(60,313)	21,069	(40,636)
Currency Forward Contracts	(4,416)	—	(1,044)	(5,460)
Total	(5,808)	(60,313)	20,025	(46,096)
As of September 30, 2018 and December 31, 2017, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of September 30, 2018				As of December 31, 2017
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (2)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	9,870,000	2.39%	2.13%	4.5	8,620,000	2.11%	1.48%	4.2

(1)	Excludes $1.4 billion of notional amount for interest rate swaps with forward start dates.

(2)	Excludes $500.0 million of notional amount for interest rate swaps with forward start dates.

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
GSE CRT embedded derivative coupon interest	5,638	5,873	16,909	17,524
Change in fair value of GSE CRT embedded derivatives	(663)	(8,803)	(8,034)	20,904
Total realized and unrealized credit derivative income (loss), net	4,975	(2,930)	8,875	38,428
In the three months ended September 30, 2018, we recorded an increase of $7.9 million in realized and unrealized credit derivative income (loss), net compared to the same period in 2017 because the decreases in valuation of the debt host contracts exceeded the decreases in valuation of the hybrid financial instruments.
In the nine months ended September 30, 2018, we recorded a decrease of $29.6 million in realized and unrealized credit derivative income (loss), net compared to the same period in 2017 because the increases in valuation of the debt host contracts exceeded the increases in valuation of the hybrid financial instruments.
Net Loss on Extinguishment of Debt
We retired a portion of our Exchangeable Senior Notes (the "Notes") prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018.
In the three months ended September 30, 2017, we retired $60.9 million of the Notes for a repurchase price of $62.1 million and realized a net loss on extinguishment of debt of $209,000. In the nine months ended September 30, 2018, we retired $143.4 million (2017: $242.2 million) of the Notes for a repurchase price of $143.4 million (2017: $247.5 million). We realized a net loss on extinguishment of debt of $26,000 and $6.6 million, respectively in the nine months ended September 30, 2018 and 2017.
Other Investment Income (Loss), net
Other investment income (loss), net consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Dividend income	853	809	2,947	2,427
Gain (loss) on foreign currency transactions, net	215	1,504	(937)	3,748
Total	1,068	2,313	2,010	6,175
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign exchange gains (losses) on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three and nine months ended September 30, 2018 and 2017 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. The loan was repaid in the third quarter of 2018. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, we recognized net gains of $89,000 (September 30, 2017: net losses of $1.9 million) and $2.6 million (September 30, 2017: net losses of $5.5 million), respectively, on our currency forward contracts.

Expenses
We incurred management fees of $10.1 million (September 30, 2017: $9.6 million) for the three months ended September 30, 2018 and $30.4 million (September 30, 2017: $27.4 million) for the nine months ended September 30, 2018. Management fees increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily because the Company issued preferred stock in August 2017. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.7 million (September 30, 2017: $1.7 million) for the three months ended September 30, 2018 and $5.0 million (September 30, 2017: $5.4 million) for the nine months ended September 30, 2018. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the nine months ended September 30, 2018 versus 2017 primarily due to higher professional fees in the 2017 period.
Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2018, our net loss attributable to common stockholders was $64.5 million (September 30, 2017: $49.1 million net income attributable to common stockholders) or $0.58 basic and diluted net loss per average share available to common stockholders (September 30, 2017: $0.44 basic and $0.43 diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net loss on investments of $207.9 million in the 2018 period compared to net loss on investments of $11.9 million in the 2017 period, (ii) net gain on derivative instruments of $87.7 million in the 2018 period compared to net gain on derivative instruments of $2.0 million in the 2017 period, (iii) credit derivative net income of $5.0 million in the 2018 period compared to credit derivative net loss of $2.9 million in the 2017 period and (iv) a $15.4 million decrease in net interest income.
For the nine months ended September 30, 2018, our net income attributable to common stockholders was $57.0 million (September 30, 2017: $183.1 million) or $0.51 basic and $0.51 diluted net income per average share available to common stockholders (September 30, 2017: $1.64 basic and $1.59 diluted net income per average share available to common stockholders). The decrease in net income attributable to common stockholders was primarily due to (i) net loss on investments of $404.7 million compared to net loss of $2.6 million in the 2017 period, (ii) net gain on derivative instruments of $288.2 million in the 2018 period compared to net loss on derivative instruments of $46.1 million in the 2017 period,, (iii) net credit derivative income of $8.9 million in the 2018 period compared to net credit derivative income of $38.4 million in the 2017 period and (iv) a $25.8 million decrease in net interest income.
For further information on the changes in net gain (loss) on investments, net gains (loss) on derivative instruments, realized and unrealized credit derivative income (loss), net and net interest income, see preceding discussion under "Gain (Loss) on Investments, net," "Gain (Loss) on Derivative Instruments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Net Interest Income."

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
We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results. We exclude the impact of gains and losses because gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, a portion of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of operations. In addition, certain gains and losses represent one-time events.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	(64,480)	49,127	56,999	183,091
Adjustments:
(Gain) loss on investments, net	207,910	11,873	404,657	2,551
Realized (gain) loss on derivative instruments, net (1)	(99,641)	(19,503)	(249,493)	5,808
Unrealized (gain) loss on derivative instruments, net (1)	9,206	95	(58,101)	(20,025)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	663	8,803	8,034	(20,904)
(Gain) loss on foreign currency transactions, net (3)	(215)	(1,504)	937	(3,748)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(6,422)	(6,438)	(19,859)	(19,105)
Net loss on extinguishment of debt	—	1,344	26	6,581
Subtotal	111,501	(5,330)	86,201	(48,842)
Cumulative adjustments attributable to non-controlling interest	(1,405)	67	(1,087)	616
Preferred stock dividend declared but not accumulated (5)	—	5,211	—	5,211
Core earnings attributable to common stockholders	45,616	49,075	142,113	140,076
Basic income (loss) per common share	(0.58)	0.44	0.51	1.64
Core earnings per share attributable to common stockholders (6)	0.41	0.44	1.27	1.26

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Realized gain (loss) on derivative instruments, net	99,641	19,503	249,493	(5,808)
Unrealized gain (loss) on derivative instruments, net	(9,206)	(95)	58,101	20,025
Contractual net interest expense on interest rate swaps	(2,763)	(17,453)	(19,386)	(60,313)
Gain (loss) on derivative instruments, net	87,672	1,955	288,208	(46,096)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(663)	(8,803)	(8,034)	20,904
GSE CRT embedded derivative coupon interest	5,638	5,873	16,909	17,524
Realized and unrealized credit derivative income (loss), net	4,975	(2,930)	8,875	38,428

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Dividend income	853	809	2,947	2,427
Gain (loss) on foreign currency transactions, net	215	1,504	(937)	3,748
Other investment income (loss), net	1,068	2,313	2,010	6,175

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Interest expense on repurchase agreements borrowings	88,185	52,345	230,596	131,031
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,422)	(6,438)	(19,859)	(19,105)
Repurchase agreements interest expense	81,763	45,907	210,737	111,926

(5)
Preferred stock dividend declared but not accumulated is a timing adjustment related to the first dividend declaration on Series C Preferred Stock. On September 14, 2017, we declared a dividend on Series C Preferred Stock that covered the period from the date of issuance, August 16, 2017, to but not including the dividend payment date, December 27, 2017. We adjusted core earnings for the period ended September 30, 2017 to exclude the portion of the dividend declared for the period from October 1, 2017 through December 26, 2017 because we did not consider the future unaccumulated portion of the dividend a current component of our capital costs.

(6)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
Core earnings for the three months ended September 30, 2018 decreased $3.5 million from the same period in 2017 primarily due to (i) a $2.8 million increase in dividends accumulated for Series C Preferred Stock issued in August 2017 and a $908,000 decrease in effective net interest income. See tables below for a discussion of the decrease in effective net interest income.
Core earnings for the nine months ended September 30, 2018 increased $2.0 million from the same period in 2017 primarily due to (i) a $13.8 million increase in effective net interest income and (ii) equity in earnings of unconsolidated ventures of $2.8 million for the nine months ended September 30, 2018 compared to equity in losses of $1.3 million for the same period in 2017, that was partially offset by an $13.5 million increase in dividends accumulated for Series C Prefered stock and a $3.0 million increase in management fees. Higher effective net interest income, preferred stock dividends and management fees were driven by investment of the proceeds of our $287.5 million Series C Preferred Stock offering in August 2017.

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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	162,088	3.53%	140,389	3.22%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,638	0.12%	5,873	0.14%
Effective interest income	167,726	3.65%	146,262	3.36%

	Nine Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	466,912	3.45%	392,074	3.15%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	16,909	0.13%	17,524	0.14%
Effective interest income	483,821	3.58%	409,598	3.29%
Our effective interest income increased in the three and nine months ended September 30, 2018 versus the same periods in 2017 primarily due to higher average earning assets. The increase in effective yield for the three and nine months ended

September 30, 2018 versus the same periods in 2017 was primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	91,253	2.29%	54,175	1.43%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	6,422	0.16%	6,438	0.17%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	2,763	0.07%	17,453	0.46%
Effective interest expense	100,438	2.52%	78,066	2.06%

	Nine Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	237,246	2.02%	136,654	1.26%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	19,859	0.17%	19,105	0.18%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	19,386	0.17%	60,313	0.56%
Effective interest expense	276,491	2.36%	216,072	2.00%
Our effective interest expense and effective cost of funds increased during the three and nine months ended September 30, 2018 compared to the same period in 2017 primarily due to increased borrowings and higher interest rates. See the preceding caption "Interest Expense and Cost of Funds" for further discussion of these variances.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	70,835	1.24%	86,214	1.79%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(6,422)	(0.16)%	(6,438)	(0.17)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,638	0.12%	5,873	0.14%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(2,763)	(0.07)%	(17,453)	(0.46)%
Effective net interest income	67,288	1.13%	68,196	1.30%

	Nine Months Ended September 30,
	2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	229,666	1.43%	255,420	1.89%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,859)	(0.17)%	(19,105)	(0.18)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	16,909	0.13%	17,524	0.14%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(19,386)	(0.17)%	(60,313)	(0.56)%
Effective net interest income	207,330	1.22%	193,526	1.29%
Effective net interest income for the three months ended September 30, 2018 decreased primarily due to higher effective net interest expense as discussed above. Effective net interest income for the nine months ended September 30, 2018 increased from the same period in 2017 primarily due to lower contractual net interest expense on interest rate swaps. Contractual net interest expense on interest rate swaps decreased from $60.3 million for the nine months ended September 30, 2017 to $19.4 million for the nine months ended September 30, 2018 primarily as a result of higher LIBOR rates in 2018.
Effective interest rate margin decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to increases in the federal funds rate over the past twelve months that had a greater impact on our average cost of funds than on our average earning asset yields.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of September 30, 2018 and December 31, 2017. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
September 30, 2018

$ in thousands	Agency RMBS and CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Investments	13,065,148	3,302,475	2,000,909	18,368,532
Cash and cash equivalents (3)	55,295	34,480	18,448	108,223
Restricted cash	—	300	—	300
Derivative assets, at fair value (4)	46,212	2	—	46,214
Other assets	556,914	91,814	50,890	699,618
Total assets	13,723,569	3,429,071	2,070,247	19,222,887

Repurchase agreements	11,252,479	1,525,347	1,600,692	14,378,518
Secured loans (5)	553,262	1,096,738	—	1,650,000
Derivative liabilities, at fair value (4)	13,887	95	—	13,982
Other liabilities	646,954	34,576	13,434	694,964
Total liabilities	12,466,582	2,656,756	1,614,126	16,737,464

Total equity (allocated)	1,256,987	772,315	456,121	2,485,423
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(55,924)	—	(55,924)
Collateral pledged against secured loans	(636,506)	(1,261,752)	—	(1,898,258)
Secured loans	553,262	1,096,738	—	1,650,000
Equity related to repurchase agreement debt	1,173,743	551,377	456,121	2,181,241
Debt-to-equity ratio (7)	9.4	3.4	3.5	6.4
Repurchase agreement debt-to-equity ratio (8)	9.6	2.8	3.5	6.6

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2017

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,849,851	3,434,196	2,124,487	—	18,408,534
Cash and cash equivalents (3)	39,630	31,069	17,682	—	88,381
Restricted cash	—	620	—	—	620
Derivative assets, at fair value (4)	6,896	—	—	—	6,896
Other assets	77,893	64,284	6,669	3,979	152,825
Total assets	12,974,270	3,530,169	2,148,838	3,979	18,657,256

Repurchase agreements	11,111,755	1,396,330	1,572,716	—	14,080,801
Secured loans (5)	533,463	1,116,537	—	—	1,650,000
Exchangeable senior notes	—	—	—	143,231	143,231
Derivative liabilities, at fair value (4)	31,548	1,217	—	—	32,765
Other liabilities	51,840	24,742	14,888	2,111	93,581
Total liabilities	11,728,606	2,538,826	1,587,604	145,342	16,000,378

Total equity (allocated)	1,245,664	991,343	561,234	(141,363)	2,656,878
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(217,780)	—	141,363	(76,417)
Collateral pledged against secured loans	(623,181)	(1,304,315)	—	—	(1,927,496)
Secured loans	533,463	1,116,537	—	—	1,650,000
Equity related to repurchase agreement debt	1,155,946	585,785	561,234	—	2,302,965
Debt-to-equity ratio (7)	9.3	2.5	2.8	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	9.6	2.4	2.8	NA	6.1

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures, exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $108.5 million at September 30, 2018 (September 30, 2017: $73.5 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $221.7 million for the nine months ended September 30, 2018 (September 30, 2017: $204.2 million).
Our investing activities used net cash of $180.7 million in the nine months ended September 30, 2018 compared to net cash used in investing activities of $3.1 billion in the nine months ended September 30, 2017. We invested $5.0 billion in mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2018 compared to investments of $5.5 billion in mortgage-backed and credit risk transfer securities in the nine months ended September 30, 2017. We generated $1.6 billion from principal payments of mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2018 (September 30, 2017: $1.8 billion) and $2.8 billion (September 30, 2017: $625.5 million) from the sales of mortgage-backed and credit risk transfer securities. We also generated $160.8 million in proceeds from commercial loan repayments in the nine months ended September 30, 2018.
Our financing activities used net cash of $21.5 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $2.8 billion in the nine months ended September 30, 2017. We used cash of $297.9 million to make net principal repayments on repurchase agreements (September 30, 2017: net proceeds of $2.9 billion). We also used cash of $143.4 million (September 30, 2017: $247.5 million) to extinguish our exchangeable senior notes and to pay dividends of $175.8 million (September 30, 2017: $152.8 million).
As of September 30, 2018, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of September 30, 2018, the FHLBI secured loans were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.3 billion and $636.5 million, respectively.
As of September 30, 2018, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 5.0% for Agency RMBS, 5.0% for Agency CMBS, 19.5% for non-Agency RMBS, 18.3% for GSE CRT and 19.3% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3.0% to a high of 20.0% for Agency RMBS, a low of 5% to a high of 5% for Agency CMBS, a low of 10.0% to a high of 35.0% for non-Agency RMBS, a low of 15% to a high of 25% for GSE CRT, a low of 10.0% to a high of 30.0% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
As of September 30, 2018, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	14,378,518	14,344,725	33,793	—	—
Secured loans	1,650,000	—	400,000	—	1,250,000
Total (1)	16,028,518	14,344,725	433,793	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of September 30, 2018, we have approximately $64.2 million and $222.3 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.8 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2018, $112.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $10.1 million in additional capital to fund future investments and cover future expenses should they occur.
As of September 30, 2018, we have an unfunded commitment on a loan participation interest of $29.9 million.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of September 30, 2018, 769,181 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $107,000 (September 30, 2017: $129,000) and approximately $306,000 (September 30, 2017: $326,000) for shares issued to our independent directors under the Incentive Plan for the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2018 and 2017, we issued 6,620 shares and 6,650 shares of common stock, respectively, to our independent directors. During the nine months ended September 30, 2018 and 2017, we issued 20,262 shares and 17,398 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $71,000 (September 30, 2017: $33,000) and approximately $115,000 (September 30, 2017: $99,000) for the three and nine months ended September 30, 2018, respectively, for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At September 30, 2018 there was approximately $131,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 16 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	19,185	$14.56	19,827	$14.35
Shares granted during the period	—	—	7,055	15.37
Shares forfeited during the period	(3,967)	14.56	(3,967)	14.56
Shares vested during the period	(4,167)	14.62	(11,864)	14.71
Unvested at the end of the period	11,051	$14.55	11,051	$14.55

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2018, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2018.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2018, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2018, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(16.80)%	(1.29)%
+0.50%	(6.69)%	(0.56)%
-0.50%	2.64%	0.23%
-1.00%	(2.96)%	0.10%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2018. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at September 30, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 20, 2018, other than as set forth below. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

It may be uneconomical to "roll" our Agency MBS TBA holdings or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

Investing in Agency MBS TBA securities is an alternate method for gaining exposure to the Agency MBS market by entering into a contract to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A dollar roll represents a transaction where two TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The price difference between those two contracts is commonly referred to as the “drop”, and is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, which would be foregone as a result of settling the contract in the later month rather than in the earlier month. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.

The economic return of a TBA dollar roll generally equates to interest income on a generic TBA-eligible security less an implied financing cost, and there may be situations in which the implied financing cost exceeds the interest income, resulting in a negative carry on the position. If we roll our TBA dollar roll positions when they have a negative carry, the positions would decrease net income and amounts available for distributions to shareholders.

There may be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions prior to the settlement date, we would have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions or failure to roll TBA positions could have the effects described in the liquidity risks described above.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualifications of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. In the event that such income were determined not to be qualifying for the 75% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such income when added to any other non-qualifying income exceeded 25% of our gross income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2018, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

November 7, 2018	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 7, 2018	By:	/s/ R. Lee Phegley, Jr.
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

