Form 10-K
period 2018-12-31
Invesco Mortgage Capital Inc.
filed 2019-02-20
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,773,932,599 based on the closing sales price on the New York Stock Exchange on June 30, 2018. As of February 19, 2019, there were 127,684,996 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per diluted common share;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	disruption of our information technology systems;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax laws and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to pay dividends to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

PART I
Item 1. Business.
Our Company
Invesco Mortgage Capital Inc. (the "Company") is a Maryland corporation primarily focused on investing in, financing, and managing residential and commercial mortgage-backed securities (“MBS”) and other mortgage related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”);

•	RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”);

•	CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We conduct our business through our wholly-owned subsidiary, IAS Operating Partnership L.P. (the “Operating Partnership”). We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), an indirect wholly-owned subsidiary of Invesco Ltd. ("Invesco").
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
Capital Activities
On November 30, 2018, we redeemed all of the Operating Partnership Units ("OP Units") held by a wholly-owned Invesco subsidiary for $21.8 million. The OP Units represented approximately 1.3% of the Operating Partnership prior to the redemption. We also repurchased 75,100 shares of common stock owned by our Manager for $1.1 million through our share repurchase program. The redemption price for the OP Units and common stock was equal to the market value of an equivalent number of shares of our registered common stock. As of December 31, 2018, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of December 31, 2018, we have not sold any shares of common stock under the equity distribution agreement.
Our Manager
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
Investment Strategy
We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, Agency CMBS, non-Agency RMBS, non-Agency CMBS, GSE CRT, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept credit and spread risk in order to earn income.

Agency RMBS
Agency RMBS are residential mortgage-backed securities issued by a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac (Government Sponsored Enterprises or "GSEs") that are secured by a collection of mortgages. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed by the issuer. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments of both principal and interest. In effect, these payments are a “pass-through” of scheduled and unscheduled principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the servicers, guarantors or other related parties of the securities.
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
Agency CMBS
Agency CMBS are structured pass-through certificates representing interests in pools of commercial loans that are secured by commercial property and issued by a U.S. government agency or federally chartered corporation. Types of Agency CMBS include Fannie Mae DUS (Delegated Underwriting and Servicing), Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools, and/or CMOs structured from such collateral.
The U.S. government agency or federally chartered corporation sources these loans from a network of approved multi-family sellers/servicers and guarantees the timely payment of interest and principal on these investments. Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection. Common restrictions include yield maintenance (a prepayment premium that allows investors to attain the same yield as if the borrower made all scheduled interest payments up until the maturity date) and prepayment penalties.

Non-Agency CMBS
Non-Agency CMBS are commercial mortgage-backed securities that are not issued or guaranteed by a U.S. government agency or federally chartered corporation. Like Agency CMBS, non-Agency CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities.
Non-Agency CMBS are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. The credit quality of non-Agency CMBS depends on the securitization structure and the credit quality of the underlying mortgage loans, which is a function of factors such as the principal amount of loans relative to the value of the related properties, the mortgage loan terms, such as amortization, market assessment and geographic location, construction quality of the property, and the creditworthiness of the borrowers.
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency or federally chartered corporation. Like Agency RMBS, non-Agency RMBS represent interests in pools of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to U.S. government agency or federally chartered corporation underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. We invest in securities collateralized by the following types of residential mortgage loans:
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
Reperforming Mortgage Loans
Reperforming mortgage loans are residential mortgage loans that have a history of delinquency and may have been restructured since origination.  Reperforming mortgage loans may or may not have originally conformed to GSE underwriting guidelines.  Due to past delinquencies, borrowers generally have impaired credit histories and low credit scores, and may have a greater than normal risk of future delinquencies and defaults.
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
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of residential mortgage loans that collateralize MBS issued and guaranteed by the GSEs. This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly payments of accrued interest and periodic payments of principal to the holders of the securities. To date, all GSE CRTs have paid a floating interest rate benchmarked to one-month LIBOR.
Commercial Mortgage Loans
Commercial mortgage loans are mortgage loans secured by first or second liens on commercial properties such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. These loans, which tend to range in term from two to ten years, can carry either fixed or floating interest rates. They generally permit pre-payments before final maturity but may require the payment to the lender of yield maintenance or pre-payment penalties. First lien loans represent the senior lien on a property while second lien loans or second mortgages represent a subordinate or second lien on a property.
Mezzanine Loans
Mezzanine loans are generally structured to represent a senior position in the borrower’s equity in a property, and are subordinate to a first mortgage loan. These loans are generally secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. At times, mezzanine loans may be secured by additional collateral, including letters of credit, personal guarantees, or collateral unrelated to the property. Mezzanine loans may be structured to carry either fixed or floating interest rates as well as carry a right to participate in a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan. Mezzanine loans may also contain prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns to the lender. Mezzanine loans usually have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.
Loan Participation Interest
We have an investment in a loan participation interest in a secured loan to a non-bank servicer that is collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. Mortgage servicing rights represent the right to perform and control the servicing of mortgage loans in exchange for a fee. The loan has a two year term subject to a one year extension at the borrower's option and pays a floating interest rate benchmarked to one-month LIBOR. Our commitment under the agreement may be funded over the term of the loan based upon the financing needs of the borrower.
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
Repurchase Agreements
Repurchase agreements are financings under which we sell our assets to the repurchase agreement counterparty (the buyer) for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the cost, or interest expense, of financing under a repurchase agreement. Under repurchase agreement financing arrangements, certain buyers require us to provide additional cash collateral in the event the market value of the asset declines to maintain the ratio of value of the collateral to the amount of borrowing.

Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts. The Federal Housing Finance Agency’s (“FHFA”) final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. The FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021.
Leverage
We use leverage on our assets to achieve our return objectives, which are adjusted as our investment and financing opportunities change. The amount of leverage we apply to a given asset depends primarily on the expected price volatility and liquidity of the asset we use as collateral, the type of financing, the advance rate against our collateral and the cost of financing. Shorter duration and higher quality liquid assets generally merit higher leverage due to lower price volatility, higher advance rates, and more attractive financing rates. Assets that are less liquid or exhibit higher price volatility tend to be held unlevered or with lower leverage applied.
We include a table that shows the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio (a non-GAAP financial measure of leverage) in Item 7, “Management's Discussion and Analysis of Operations” of this Report.
Risk Management Strategy
Market Risk Management
Risk management is an integral component of our strategy to deliver returns to our stockholders. Because we invest in MBS, investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our dividends to stockholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Invesco.
Interest Rate Risk
We engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objectives. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize various derivative financial instruments including puts and calls on securities or indices of securities, futures, interest rate swaps and swaptions, interest rate caps, interest rate floors, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.

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
Credit Risk
We believe that our investment strategy will generally keep our credit losses and financing costs low. However, we retain the risk of potential credit losses on all of our residential and commercial mortgage investments. We seek to manage this risk in part through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as gross domestic product, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist us in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis in order to measure and quantify our required liquidity needs under multiple scenarios and time horizons. Liquidity in the form of cash, unencumbered assets and future cash inflows is consistently monitored and evaluated versus internal targets.
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
We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to “Risk Factors — Risks Related to Our Investments". We operate in a highly competitive market for investment opportunities. Competition may limit our ability to acquire desirable investments in our target assets, and could also affect the pricing of these securities.
Our Corporate Information
Our principal executive offices are located at 1555 Peachtree Street, N.E., Suite 1800, Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. We file current and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and other information at www.sec.gov. We make available free of charge on our corporate website, www.invescomortgagecapital.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

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
We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.
In addition, many of the assets that comprise our investment portfolio are not publicly traded. These securities may be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated and will be subject to risk of default.
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2018, a significant percentage of our non-Agency RMBS, GSE CRTs and non-Agency CMBS was secured by property located in California, as well as New York with respect to our CMBS. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.
We may invest in assets with which our stockholders may not agree and/or fail to meet our investment criteria.
Our stockholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may invest in investments with which our stockholders may not agree. The failure of our management to find investments that meet our investment criteria could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to pay dividends to our stockholders, and could cause the value of our capital stock to decline.
We acquire mortgage-backed and credit risk transfer securities and loans that are subject to defaults, foreclosure timeline extension, fraud, residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
Mortgage-backed securities are secured by mortgage loans (primarily single family residential properties for RMBS and single commercial mortgage loans or a pool of commercial mortgage loans for CMBS). GSE CRTs are unsecured obligations of the GSEs. Our MBS and GSE CRT investments are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
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
We invest in certain tranches of MBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the trust. In general, losses on a mortgage loan included in a RMBS trust will be borne first by the equity holder of the issuing trust if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on. For non-Agency CMBS assets, losses on a mortgaged property securing a mortgage loan included in a securitization will typically be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security.
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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, a decline in the yield on adjustable rate investments, and a detrimental impact on prepayment rates, and may adversely affect our income and the value of our assets and capital stock.
We invest in RMBS, CMBS, GSE CRTs, and mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:

•
If long-term rates increased significantly, the market value of our fixed rate investments in our target assets would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce our book value per diluted common share and ultimately reduce earnings or result in losses to us.

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

•	If short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses.

•	If interest rates fall, we may recognize losses on our derivative financial instruments that are not offset by gains on our assets, which may adversely affect our liquidity and financial position.
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
Changes in the method under which LIBOR is determined or the discontinuance of LIBOR may adversely affect the amount of interest payable or interest receivable on certain portfolio investments, repurchase agreements and interest rate swaps as well as our dividends on our Series B preferred stock and Series C preferred stock.  These changes may also impact the market liquidity and market value of certain portfolio investments, interest rate swaps and our Series B and Series C preferred stock.
LIBOR, as well as other interest rate, equity, foreign exchange rate and other types of indices which are deemed to be "benchmarks," are the subject of ongoing international, national and other regulatory guidance and proposals for reform.  Some of these reforms are already effective while others are still to be implemented.  These reforms may cause LIBOR to perform differently than in the past, to be phased out, or have other consequences which cannot be fully anticipated.
These proposals for reform or increased regulatory scrutiny of benchmarks could also increase the costs and risks of administering or otherwise participating in the setting of LIBOR and complying with any such regulations.  Such factors may have the effect of discouraging market participants from continuing to administer or contribute to LIBOR, trigger changes in the rules or methodologies used in the administration or determination of LIBOR or lead to the phase out of LIBOR.
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the "FCA" ), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021.  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-

LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.
The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.  However, it is not possible to predict the effect of any of these developments and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Depending on the class of CMBS in which we invest, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.
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
Significant losses related to our commercial loans held for investment would result in operating losses for us and may limit our ability to pay dividends to our stockholders.

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
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to pay dividends to our stockholders. If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
 A decline in the market value of our mortgage-backed securities and credit risk transfer securities may adversely affect our results of operations and financial condition.
All of our mortgage-backed securities and credit risk transfer securities are reported at fair value. Changes in the market values of these assets impact our stockholders’ equity, and declines in market value adversely affect our book value per diluted common share. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce our earnings. For a discussion of how we determine when a security is other than temporarily impaired, see Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV of this Report.
If our Manager underestimates the collateral loss on our investments, we may experience losses.
Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that collateralize the investments, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates losses relative to the price we pay for a particular investment, we may experience losses or a lower yield than expected.
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

•
If we are unable to acquire new RMBS at similar yields to the prepaid RMBS, our financial condition, results of operations and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on FRMs and ARMs.

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
Our success depends in part on our ability to analyze the impact of changing interest rates on prepayments of the mortgage loans that underlie our investments. Changes in interest rates and prepayments affect the market price of the target assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the mortgage market or other developments change the way that prepayment trends respond to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies, and (3) utilize techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

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
Any weakness or volatility in the financial markets, the residential and commercial mortgage markets or the economy generally could adversely affect the factors listed above. In addition, such weakness or volatility could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Some of our target assets may be more difficult to finance than others and the market for such financing can change based on many factors over which we have little or no control.
The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2018, two counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $114.3 million, or 5% of our stockholders’ equity. Refer to Note 7 - “Borrowings” of our consolidated financial statements included in Part IV, Item 15 of this Report, for additional detail. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements, secured loans and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements, secured loans and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements. A margin call or increased collateral requirements would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay dividends to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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

We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements, as well as our FHLBI financing arrangements and swap agreements, require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios (such as total debt to total assets) and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
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
Part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open positions with the respective counterparty and could also include other fees and charges. Such economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
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
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile markets;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedges may not match the duration of the liabilities;

19

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
We have entered into, and may again in the future enter into, derivative contracts that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.
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
As of December 31, 2018, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
It may be uneconomical to "roll" Agency MBS TBA holdings or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
We may invest in Agency MBS TBA securities as an alternate means of gaining exposure to the Agency MBS market. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A TBA dollar roll is a transaction where two TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The price difference between those two contracts is commonly referred to as the “drop” and is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, which would be foregone as a result of settling the contract in the later month rather than in the earlier month. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.
The economic return of a TBA dollar roll generally equates to interest income on a generic TBA-eligible security less an implied financing cost, and there may be situations in which the implied financing cost exceeds the interest income, resulting in negative carry on the position. If we roll our TBA dollar roll positions when they have a negative carry, the positions would decrease net income and amounts available for distributions to stockholders.

There may be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions prior to the settlement date, we would have to take delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions or failure to roll TBA positions could have the effects described in the liquidity risks described above.
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
We are a holding company that conducts business through the Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, certain of the Operating Partnership’s current subsidiaries and subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In analyzing a subsidiary's compliance with Section 3(c)(5)(C) of the 1940 Act, we classify investments based in large measure on SEC staff guidance, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
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

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs will not change in a manner that adversely affects our operations or inhibits our ability to pursue our strategies. Any issuance of more specific or different guidance relating to the relevant exemptions and exceptions from the definition of an investment company under the 1940 Act could similarly affect or inhibit our operations. If we, the Operating Partnership or its subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required to (a) change the investments that we hold or the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company. Any of these events could cause us to incur losses and negatively affect the value of our capital stock, the sustainability of our business model, and our ability to pay dividends, which could have an adverse effect on our business and the market price for our shares of capital stock. In addition, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties or injunctive relief imposed by the SEC.
We may be adversely affected by the current and future economic, regulatory and other actions of government bodies and their agencies.
The U.S. government, Federal Reserve, U.S. Treasury, SEC and other U.S. and foreign governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives from time-to-time designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future.
More broadly, uncertainties regarding geopolitical developments can produce volatility in global financial markets. In this regard, the United Kingdom (“U.K.”) electorate voted in June 2016 to exit the European Union (“Brexit”), which resulted in increased financial market volatility. Although negotiations between the U.K. and the European Union regarding the U.K.'s planned exit from the European Union on March 29, 2019 are ongoing, it is still uncertain what terms may be agreed upon, if any, and what impact those terms may have on global markets. This may impact foreign exchange rates and create regulatory changes, which could have an adverse effect on our U.K. commercial real estate loan investment.
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
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in us making investments in asset categories different from those described in this Report. These changes could adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.

We are highly dependent on information systems and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends.
Our business is highly dependent on third parties’ information systems, including our Manager and other service providers. Although our Manager has implemented, and other service providers may implement, various measures to manage risks relating to these types of events, such measures could prove to be inadequate and, if compromised, such systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential information. We do not control the cyber security plans and systems put in place by our Manager and third party service providers, and such service providers may have limited indemnification obligations to us or our Manager. Any failure or interruption of such systems or cyber-attacks or security breaches could cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.
Computer malware, viruses and computer hacking and phishing attacks have become more prevalent and severe in our industry and may occur on our Manager’s and other service providers’ systems in the future. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats our Manager faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target our Manager due to the confidential and sensitive information it holds about its investors, funds, and potential investments. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of such networks or systems or any failure to maintain the performance, reliability and security of our technical infrastructure. As a result, any computer malware, viruses and computer hacking and phishing attacks may disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to circumstances relating to any particular breach.
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
As of December 31, 2018, 18,163,982 shares of common stock were available under our Board authorized share repurchase program.  We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act. Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders equity, that may be impacted by our share repurchases. In addition, we generally fund share repurchases with interest income or income from the sale of our assets. The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT.  The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations.  In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could adversely affect our competitive position and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Our independent registered public accounting firm has advised us that it identified an issue related to an independence requirement contained in the Securities Exchange Act of 1934 regulations regarding auditor independence.
In May 2016, PricewaterhouseCoopers LLP (“PwC”) advised us that it had identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”) with respect to certain of PwC’s lenders who own certain Invesco registered funds managed by our Manager or certain other investment adviser affiliates of Invesco Ltd., our Manager's parent company. The Company and such funds are required to have their financial statements audited by a public accounting firm that qualifies as independent under various SEC rules. As discussed below, the Staff of the Securities and Exchange Commission (the “SEC Staff”) issued a “no-action” letter to another mutual fund complex under substantially similar circumstances and subsequently issued a letter extending the relief provided by such letter indefinitely.
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
Changes in the fair value of our interest rate swap and futures agreements may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Changes in the fair value of our interest rate swap and futures agreements are recorded in our consolidated statement of operations as "gain (loss) on derivative instruments, net" and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.

Our reported U.S. GAAP financial results differ from our REIT taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future taxable income and dividend distributions.
Generally, the cumulative net income we report over the life of an asset will be the same for U.S. GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for U.S. GAAP net income and REIT taxable income, which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures. Due to these differences, our reported U.S. GAAP financial results could materially differ from our determination of taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future REIT taxable income and dividend distributions. Capital gains and losses in a period may impact REIT taxable income and impact the dividend paid in future periods.
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
We pay our Manager substantial management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to pay dividends to our stockholders and the market price of our capital stock.
There are conflicts of interest in our relationship with our Manager and Invesco, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other clients of our Manager or Invesco and its subsidiaries. A substantial number of separate accounts managed by our Manager have exposure to our target assets. In addition, in the future our Manager may have additional clients or fund products that compete directly with us for investment opportunities.
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
Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to equity investments we have made in partnerships managed by an affiliate of our Manager, our Manager has agreed to waive base management fees at the equity investment level to avoid duplication. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.
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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by a majority of our independent directors prior to such investment. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of RMBS, CMBS, GSE CRT, mortgage loans and financing arrangements it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.
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
We have not established a minimum dividend payment level, and we cannot assure our stockholders of our ability to pay dividends in the future.
We pay quarterly dividends to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Report. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors and other factors described in the risk factors in this Report could adversely affect our results of operations and impair our ability to pay dividends to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
We cannot assure our stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or increases in cash distributions in the future. In addition, some of our distributions may include a return of capital.
Investing in our capital stock may involve a high degree of risk.
The investments we make in accordance with our investment objectives may carry a high amount of risk when compared to alternative investment options, and may lead to volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our capital stock may not be suitable for someone with lower risk tolerance.
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

Future offerings of debt or equity securities that would rank senior to our common stock may adversely affect the market price of our common stock.
We have issued Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. If we decide to issue debt or equity securities in the future that would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our preferred shares have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
We are the sole general partner of our Operating Partnership and could become liable for the debts and other obligations of our Operating Partnership beyond the amount of our initial expenditure.
We are the sole general partner of our Operating Partnership and directly or indirectly conduct all of our business activities through the Operating Partnership and its subsidiaries. As the sole general partner, we are liable for our Operating Partnership’s debts and other obligations. Therefore, if our Operating Partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations beyond the amount of our expenditure for ownership interests in our Operating Partnership. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to pay dividends to our stockholders.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax at regular corporate income tax rates on our taxable income, which would be determined without a deduction for dividends distributed to our stockholders. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders or for investment and could have a significant adverse effect on the value of our equity. Furthermore, if we fail to maintain our qualification as a REIT, the distribution requirements for REIT qualification would no longer be relevant and could affect our distribution decisions. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, with either prospective or retroactive effect, and may adversely affect us and/or our stockholders.
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations that may affect our stockholders and may directly or indirectly affect us. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026, including the 20% deduction generally available to non-corporate taxpayers with respect to REIT dividends that are not capital gain dividends or qualified dividend income.
The IRS has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.
You are urged to consult with your tax advisor with respect to the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities, including GSE CRT securities, and qualifying real estate assets, including certain MBS and certain mortgage loans. The remainder of our investments in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), no more than 20% (beginning with our 2018 taxable year) of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to dispose of otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.
To qualify as a REIT, we must distribute dividends equal to at least 90% of our REIT taxable income (including certain items of non-cash income) to our stockholders each calendar year, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend distribute sufficient dividends to our stockholders to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.
Our taxable income may be substantially different from our cash flow. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with a gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Under the Tax Cuts and Jobs Act, we may be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. Finally, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Our domestic TRSs would pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS. Dividends from TRSs and deemed inclusions from non-U.S. TRSs, together with income that is not treated as qualifying income for purposes of the 75% gross income test cannot exceed 25% of our gross income in any year
Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT.
Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions, or the failure of our mezzanine loans to qualify as real estate assets, could adversely affect our ability to qualify as a REIT.
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
In addition, we currently hold mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value of which exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year. Similarly, the IRS issued guidance for determining the extent to which an interest in an “eligible REMIC” (relating to the Home Affordable Refinance Program) is treated as a real estate asset and generates qualifying income for purposes of the 75% gross income test. Failure to accurately apply these rules and manage our income and assets could cause us to fail to qualify as a REIT.
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
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage-related taxes. In addition, our domestic TRSs will be subject to federal corporate income tax on their taxable incomes.
Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are treated as ordinary income. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers will be entitled to a 20% deduction for ordinary REIT dividends received, resulting in combination with the current top individual tax rate of 37%, a maximum tax rate of 29.6% on ordinary REIT dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings would reduce our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and the extent to which those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. In the event that TBAs were determined not to be qualifying assets for purposes of the 75% asset test or income or gains from dispositions of TBAs were determined not to be qualifying income for purposes of the 75% gross income test, we could fail to qualify as a REIT if, taking into account other nonqualifying assets or gross income, we failed the 75% asset test or the 75% gross income test.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1555 Peachtree Street, NE, Suite 1800, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Holders
As of February 19, 2019, there were 106 common stockholders of record.
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2013 and tracks it through December 31, 2018.

Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Invesco Mortgage Capital Inc.	100.00	118.52	106.94	141.31	190.17	172.05
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Mortgage REITs	100.00	117.88	107.42	131.96	158.08	154.09
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
Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2018, there were 18,163,982 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended December 31, 2018, we repurchased 75,100 shares of our common stock owned by our Manager at a repurchase price of $15.23 per share for a net cost of $1.1 million as discussed in Item 1. Business of this Report on Form 10-K.
Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and is incorporated into this Item 5 by reference.

Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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
Balance Sheet Data

	As of December 31,
$ in thousands	2018	2017	2016	2015	2014
Mortgage-backed and credit risk transfer securities, at fair value	17,396,642	18,190,754	14,981,331	16,065,935	17,248,895
Residential loans, held-for-investment (1)	—	—	—	—	3,365,003
Commercial loans, held-for-investment	31,582	191,808	273,355	209,062	145,756
Total assets (1)	17,813,505	18,657,256	15,706,238	16,767,309	21,218,097
Repurchase agreements	13,602,484	14,080,801	11,160,669	12,126,048	13,622,677
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000	1,250,000
Asset-backed securities (1)	—	—	—	—	2,924,787
Exchangeable senior notes	—	143,231	397,041	394,573	392,113
Total stockholders’ equity	2,286,697	2,630,491	2,241,560	2,241,035	2,610,315
Non-controlling interest	—	26,387	28,624	25,873	28,535
Total equity	2,286,697	2,656,878	2,270,184	2,266,908	2,638,850

(1)
As of December 31, 2014, our consolidated balance sheet included assets and liabilities of consolidated variable interest entities (“VIEs”). We deconsolidated these VIEs in 2015. As of December 31, 2014, total assets of the consolidated VIEs were $3,380,597, and total liabilities of the consolidated VIEs were $2,938,512.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2018	2017	2016	2015	2014
Interest income	643,016	545,055	478,682	650,132	687,080
Interest expense	338,868	196,591	157,354	277,973	281,895
Net interest income	304,148	348,464	321,328	372,159	405,185
(Reduction in) provision for loan losses	—	—	—	(213)	(142)
Net interest income after provision for loan losses	304,148	348,464	321,328	372,372	405,327
Other income (loss)	(326,892)	49,339	(21,824)	(203,697)	(570,001)
Total expenses	47,792	44,746	41,806	54,620	52,866
Net income (loss)	(70,536)	353,057	257,698	114,055	(217,540)
Net income (loss) attributable to non-controlling interest	254	4,450	3,287	1,344	(2,482)
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)	348,607	254,411	112,711	(215,058)
Dividends to preferred stockholders	44,426	28,080	22,864	22,864	17,378
Net income (loss) attributable to common stockholders	(115,216)	320,527	231,547	89,847	(232,436)
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.03)	2.87	2.07	0.74	(1.89)
Diluted	(1.03)	2.75	1.98	0.74	(1.89)
Weighted average number of shares of common stock:
Basic	111,637,035	111,610,393	111,973,404	121,377,585	123,104,934
Diluted	111,637,035	123,040,827	130,254,003	122,843,838	124,529,934
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae") or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively "Agency RMBS");

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac”) (collectively “Agency CMBS”);

•	RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");

•	CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”). We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), an indirect wholly-owned subsidiary of Invesco Ltd.
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
Capital Activities
On December 14, 2018, we declared the following dividends:

•	a dividend of $0.42 per share of common stock payable on January 28, 2019 to stockholders of record as of the close of business on December 26, 2018;

•	a dividend of $0.4844 per share of Series A Preferred Stock payable on January 25, 2019 to stockholders of record as of the close of business on January 1, 2019;
On November 30, 2018, we redeemed all of the Operating Partnership Units ("OP Units") held by a wholly-owned Invesco Ltd. subsidiary for $21.8 million. The OP Units represented approximately 1.3% of the Operating Partnership prior to the redemption. We also repurchased 75,100 shares of common stock owned by our Manager for $1.1 million through our share repurchase program. The redemption price for the OP Units and common stock was equal to the market value of an equivalent number of shares of our registered common stock. As of December 31, 2018, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of December 31, 2018, we have not sold any shares of common stock under the equity distribution agreement.

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
Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions tightened sharply in 2018, particularly during the fourth quarter as heightened volatility negatively impacted most financial markets. The S&P 500 Index returned (6.7%) for the year and (16.2%) during the fourth quarter. The Nasdaq Index saw even greater volatility, as it returned (4.0%) for 2018 and (21.3%) over the fourth quarter. The weakness was most pronounced during the latter half of the year as investors became increasingly concerned with the impact of tightening monetary policy by the Federal Open Market Committee ("FOMC"), the possibility of an escalating trade war with China, slowing global growth and possible signs that the U.S. had entered the later stages of the business cycle. Commodity prices were not immune from the volatility, as the CRB Commodity Price Index decreased by 14.9% during the fourth quarter, bringing the 2018 decrease to 14.2%. The price of oil fell dramatically, with WTI Crude falling by 58.6% during the fourth quarter, and 24.9% for the year.
Despite the volatility in the financial markets, the U.S. labor market remained strong. Monthly gains in Nonfarm Payrolls averaged 254,00 for the fourth quarter, outpacing the average increase of 220,00 for all of 2018. The unemployment rate remained close to multi-year lows at 3.9%. The consensus forecast for GDP growth in 2018 is 3%, but the consensus for 2019 and 2020 reflect some of the same concerns as listed above, with estimates of 2.3% and 2%, respectively.
Inflation remained subdued, with the U.S. Personal Consumption Expenditure Core Price Index dropping below the Federal Reserve’s inflation target of 2% in December after spending the first 11 months of the year between 2% and 3%. Implied breakeven rates on Treasury Inflation Protected securities, which reflect the markets expectation of future inflation rates, were sharply lower at year end, with the implied 2 year inflation rate at 0.66% and the implied 5 year inflation rate at 1.49%. The FOMC raised the federal funds target rate four times during the year, causing yields on shorter maturity Treasuries to increase at a faster pace than longer maturity Treasuries (commonly referred to as a "flattening" of the yield curve). With concerns over higher inflation receding during the fourth quarter, market expectations for further FOMC policy action changed dramatically. Over the course of the fourth quarter, the pricing of federal funds futures contracts went from implying an additional two increases during 2019 to implying no further increases during 2019, and cuts in 2020.
Structured securities performed poorly during 2018. Agency mortgages underperformed similar duration Treasuries for the full year, with nearly all the underperformance occurring during the fourth quarter. The outlook for Agency RMBS remains mixed, as the potential for continued interest rate and spread volatility and the tapering of reinvestment activity by the Federal Reserve weighs on the market. Prepayment activity remained muted through 2018, as rate incentives were not large enough to induce many homeowners to refinance, and supply and affordability issues also kept housing activity relatively muted.
During 2018, spreads (defined as the yield in excess of risk-free rates) on CMBS and GSE CRT securities widened during the market volatility of the fourth quarter; however, fundamentals in both commercial and residential housing remain on solid footing. Financing markets remained accommodative throughout 2018, though repurchase agreement rates moved higher in line with increases in the federal funds rate and typical year end bank balance sheet pressures.
As we move into 2019, concerns center around potentially slowing economic growth, uncertain Federal Reserve Policy and expanding trade disputes. We expect the U.S. will continue to experience moderate, albeit slowing, economic growth, and that core inflation will remain close to the Federal Reserve’s policy objective of 2%. Other concerns include the actions of central banks, and their impact on the global economy, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve which may affect their funding methods and lending practices. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.

Investment Activities
The table below shows the allocation of our equity as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Agency RMBS and Agency CMBS	49%	45%
Commercial Credit (1)	33%	35%
Residential Credit (2)	18%	20%
Total	100%	100%

(1)	Non-Agency CMBS, commercial loans and investments in unconsolidated ventures (that are included in Other Assets on our consolidated balance sheet) are considered commercial credit.

(2)	Non-Agency RMBS, GSE CRT and a loan participation interest (that is included in Other Assets on our consolidated balance sheet) are considered residential credit.
The table below shows the breakdown of our investment portfolio as of December 31, 2018 and 2017:

$ in thousands	As of December 31,
	2018	Percent of Total	2017	Percent of Total
Agency RMBS:
30 year fixed-rate, at fair value	9,772,769	55.9%	7,640,540	41.6%
15 year fixed-rate, at fair value	424,254	2.4%	2,974,782	16.2%
Hybrid ARM, at fair value	554,201	3.2%	1,719,385	9.3%
ARM, at fair value	105,747	0.6%	241,200	1.3%
Agency CMO, at fair value	267,691	1.5%	273,943	1.5%
Agency CMBS, at fair value	1,002,510	5.7%	—	—%
Non-Agency CMBS, at fair value	3,286,459	18.8%	3,216,417	17.5%
Non-Agency RMBS, at fair value	1,163,682	6.6%	1,257,608	6.8%
GSE CRT, at fair value	819,329	4.7%	866,879	4.7%
Loan participation interest, at fair value	54,981	0.3%	—	—%
Commercial loans, at amortized cost	31,582	0.2%	191,808	1.0%
Investments in unconsolidated ventures	24,012	0.1%	25,972	0.1%
Total Investment portfolio	17,507,217	100.0%	18,408,534	100.0%
During 2018, we purchased $6.3 billion of mortgage-backed and credit risk transfer securities. Our purchases were concentrated in newly issued 30 year fixed-rate Agency RMBS ($4.5 billion), Agency CMBS ($988.8 million), non-Agency CMBS ($322.5 million) and non-Agency RMBS ($184.2 million). We funded our purchases through sales of securities and reinvestment of cash flows from principal repayments on securities and commercial loans. As of December 31, 2018 our holdings of 30 year fixed-rate Agency RMBS represented 56% of our total investment portfolio versus 42% of our total investment portfolio as of December 31, 2017. Available returns in non-Agency RMBS were relatively low compared to Agency RMBS, Agency CMBS and non-Agency CMBS as a result of credit spread tightening, limiting our reinvestment in the sector during 2018.
During the second half of 2018, we rotated out of seasoned Agency MBS, particularly the shorter duration 15 year fixed-rate and Hybrid ARM sectors, and purchased newly issued 30 year fixed-rate specified pools.  The rise in interest rates, as well as the systematic reduction in the Federal Reserve’s balance sheet, resulted in wider spreads and produced accretive opportunities in the 30 year fixed-rate sector.  We believe the impact on the sector from balance sheet reduction is mostly priced in, as spreads widened 15-20 basis points during the year, which provided an attractive entry point to increase our allocation at accretive levels.  In addition to the sector rotation within Agency MBS, we sold a portion of our seasoned Agency MBS assets to reduce leverage as spreads widened during the latter half of the fourth quarter.
We began investing in Agency CMBS issued by Freddie Mac and Fannie Mae in 2018. We purchased these securities because we believe they have an attractive convexity and return on equity profile. They offer targeted exposure to multi-family loans and benefit from a guarantee of principal and interest payments from government agencies and federally chartered corporations. Further, the hedging costs are economical as they are less sensitive to interest rate risk given limited extension beyond initial expected maturity dates and underlying loan prepayment protection.
Our portfolio of investments that have credit exposure include non-Agency CMBS, non-Agency RMBS, GSE CRTs, commercial real estate loans and a loan participation interest. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
Our non-Agency CMBS portfolio generally consists of assets originated during and after 2010. These assets continued to benefit from rating agency upgrades, property price appreciation and limited supply. Non-Agency CMBS represents approximately 19% of our total investment portfolio as of December 31, 2018.
Our non-Agency RMBS portfolio represents approximately 7% of our total investment portfolio as of December 31, 2018. We primarily invest in RMBS collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and reperforming mortgage loans that we expect to provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
During the third quarter of 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. The loan has a two year term subject to a one year extension at the borrower's option. We funded $55.0 million of the loan during 2018 and have committed to fund up to an additional $20.0 million.
As of December 31, 2018, our commercial real estate loan portfolio includes two mezzanine loans with a weighted average maturity of 1.7 years that we either purchased or originated. Our floating rate commercial real estate loan portfolio continued to benefit from favorable fundamentals and increasing LIBOR in 2018. The commercial real estate loan portfolio's weighted average loan-to-value ratio is approximately 73.5% based on the most recently attained independent property appraisals and the relevant loan amounts. For further details on our commercial loan portfolio, refer to Note 5 - "Commercial Loans Held-for-Investment" of our consolidated financial statements in Part IV, Item 15 of this Report. We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2018.
New credit risk retention rules for commercial mortgage-backed securities became effective under the Dodd-Frank Wall Street Reform and Consumer Protection Act on December 24, 2016.  The credit risk retention rules require originators and/or an investor to retain at least 5% of the fair market value of the CMBS or sell all or a portion of this amount to a qualified third-party purchaser (“B-piece investor”). There is a minimum five year holding period for the retained investment. Despite the implementation of the credit risk retention rules, new issuance continued in 2018.

Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of December 31, 2018 as a percentage of fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Prime	19.3%	2.3%	—%	—%	12.9%	10.3%	2.4%	0.3%	—%	15.6%	63.1%
Alt-A	27.6%	—%	—%	—%	—%	—%	—%	—%	—%	—%	27.6%
Re-REMIC (1)	0.6%	4.4%	1.9%	1.5%	0.8%	—%	—%	—%	—%	—%	9.2%
Subprime/reperforming	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Total Non-Agency	47.6%	6.7%	1.9%	1.5%	13.7%	10.3%	2.4%	0.3%	—%	15.6%	100.0%
GSE CRT	—%	—%	—%	—%	30.9%	35.5%	6.4%	22.4%	3.6%	1.2%	100.0%
Non-Agency CMBS	—%	2.8%	17.6%	11.5%	12.6%	33.2%	7.6%	2.2%	8.3%	4.2%	100.0%

(1)
For Re-REMICs, the table reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 4.4% for 2005, 2.5% for 2006 and 93.1% for 2007.

The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of December 31, 2018 and December 31, 2017.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2018	December 31, 2017
0% - 10%	49.8%	34.5%
10% - 20%	3.4%	3.7%
20% - 30%	16.9%	12.3%
30% - 40%	14.9%	18.4%
40% - 50%	1.8%	9.6%
50% - 60%	12.5%	19.7%
60% - 70%	0.7%	1.8%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. As of December 31, 2018, 70.1% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of December 31, 2018:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	44.6%	California	19.1%	California	14.8%
New York	8.7%	Texas	6.0%	New York	14.6%
Florida	6.6%	New York	4.6%	Texas	9.3%
New Jersey	3.9%	Virginia	4.3%	Florida	6.4%
Massachusetts	3.2%	Florida	4.3%	Illinois	4.4%
Virginia	2.9%	Illinois	3.9%	Pennsylvania	4.0%
Maryland	2.7%	Massachusetts	3.4%	New Jersey	3.5%
Colorado	2.5%	New Jersey	3.3%	Ohio	3.1%
Washington	2.5%	Washington	3.3%	Michigan	3.0%
Illinois	2.4%	Pennsylvania	3.2%	Virginia	2.9%
Other	20.0%	Other	44.6%	Other	34.0%
Total	100.0%		100.0%	Total	100.0%

Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed securities and credit risk transfer securities and an investment in a loan participation interest. Repurchase agreements are generally settled on a short-term basis, usually ranging from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2018, we had entered into repurchase agreements totaling $13.6 billion (2017: $14.1 billion).
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured advances. As of December 31, 2018, IAS Services LLC had $1.65 billion in outstanding secured advances. For the year ended December 31, 2018, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.15% and a weighted average maturity of 5.3 years.
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
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance outstanding
March 31, 2017	13,939,899	13,901,254	14,086,600
June 30, 2017	13,768,948	13,716,749	13,768,948
September 30, 2017	15,738,838	15,010,514	15,738,838
December 31, 2017	15,730,801	15,762,094	15,815,972
March 31, 2018	15,561,137	15,536,093	15,561,137
June 30, 2018	15,352,321	15,275,972	15,352,321
September 30, 2018	16,028,518	15,973,428	16,078,388
December 31, 2018	15,252,484	15,836,597	16,144,062
In 2013, our Operating Partnership issued $400.0 million in Exchangeable Senior Notes (the “Notes”). We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018.
We have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2018, our undrawn capital and purchase commitments were $10.0 million.
We have invested in and funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the two year term of the loan based upon the financing needs of the borrower. As of December 31, 2018, we have an unfunded commitment of $20.0 million.
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
As of December 31, 2018, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. These swap agreements provide for fixed interest rates indexed off of one-month and three-month LIBOR and effectively fix the floating interest rates on $12.4 billion (2017: $9.1 billion) of borrowings. During the year ended December 31, 2018, we increased our leverage to fund the purchase of new investments and entered into interest rate swaps to hedge the interest rates on the associated repurchase agreement debt. We have two types of interest rate swap arrangements: bilateral interest rate swaps and centrally cleared interest rate swaps. We are required to pledge collateral on our interest rate swaps. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As a result of this change, cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps.
As of December 31, 2018, we held $1.7 billion in notional amount of U.S. treasury futures contracts. During the year ended December 31, 2018, we settled futures contracts with a notional amount of $3.4 billion and realized a net loss of $86.3 million. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
As of December 31, 2018, we held $23.1 million (2017: $76.9 million) in notional amount of currency forward contracts. During the year ended December 31, 2018, we settled currency forward contracts with a notional amount of $262.4 million (2017: $269.8 million) and realized a net gain of $2.1 million (2017: loss of $5.1 million). We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in Pound Sterling and Euro. Our commercial loan investment denominated in Pound Sterling was repaid by the borrower during 2018.
Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2018	2017	2016
Numerator (adjusted equity):
Total equity	2,286,697	2,656,878	2,270,184
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)	—
Total adjusted equity	1,704,197	2,074,378	1,975,184

Denominator (number of shares - diluted):
Common stock outstanding	111,585	111,624	111,595
Non-controlling interest OP units	—	1,425	1,425
Number of shares - diluted	111,585	113,049	113,020

Book value per diluted common share	15.27	18.35	17.48

The reduction in the Federal Reserve’s balance sheet contributed to wider spreads in Agency MBS in 2018, while higher interest rates more than offset modest spread tightening to drive lower valuations of our residential and commercial credit investments.  Although our interest rate hedges partially mitigated the impact of higher interest rates during the year, the company’s positive duration gap and underperformance in Agency MBS led to a decline in book value per diluted common share of (16.8)% in 2018.

While our portfolio benefited from credit spread tightening in 2017, Agency MBS and commercial credit investments declined in valuation due to higher interest rates.  However, these declines were more than offset by our interest rate hedges and increase in residential credit investment valuations.  As a result, our book value per diluted common share increased 5.0% in 2017.
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
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Prior to September 1, 2016, we have also elected the fair value option for our RMBS IOs. We have also previously elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2018, $11.6 billion (December 31, 2017: $6.5 billion) or 67% (December 31, 2017: 36%) of our MBS and GSE CRT are accounted for under the fair value option.
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

For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
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
Interest income from our commercial and other loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
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

Expected Impact of New Authoritative Guidance on Future Financial Information
In June 2016, new accounting guidance was issued for reporting credit losses for assets measured at amortized cost and available-for-sale securities. The new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. We are required to adopt the new guidance in the first quarter of 2020 by recording a cumulative effect adjustment to retained earnings as of January 1, 2020. We are currently evaluating the potential impacts of the new guidance and proposed amendments to the new guidance on our consolidated financial statements.
In June 2018, new accounting guidance was issued that aligns the measurement and classification for stock-based payments to non-employees with the guidance for stock-based payments to employees. Under the new guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. We are required to adopt the new guidance in the first quarter of 2019 by recording a cumulative effect adjustment to retained earnings as of January 1, 2019. We have determined that the new guidance does not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued guidance to improve accounting for hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. We are required to adopt the new guidance in the first quarter of 2019. We have determined that this new guidance will not have an impact on our consolidated financial statements because we elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 are summarized below:

	Years Ended December 31,
In thousands except share amounts	2018	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	631,478	521,547	456,444
Commercial and other loans	11,538	23,508	22,238
Total interest income	643,016	545,055	478,682
Interest Expense
Repurchase agreements	301,794	163,881	124,000
Secured loans	35,453	19,370	10,887
Exchangeable senior notes	1,621	13,340	22,467
Total interest expense	338,868	196,591	157,354
Net interest income	304,148	348,464	321,328
Other income (loss)
Gain (loss) on investments, net	(327,700)	(19,704)	(17,542)
Equity in earnings (losses) of unconsolidated ventures	3,402	(1,327)	2,392
Gain (loss) on derivative instruments, net	(5,277)	18,155	(62,815)
Realized and unrealized credit derivative income (loss), net	(151)	51,648	61,143
Net loss on extinguishment of debt, net	(26)	(6,814)	—
Other investment income (loss), net	2,860	7,381	(5,002)
Total other income (loss)	(326,892)	49,339	(21,824)
Expenses
Management fee — related party	40,722	37,556	34,541
General and administrative	7,070	7,190	7,265
Total expenses	47,792	44,746	41,806
Net income (loss)	(70,536)	353,057	257,698
Net income (loss) attributable to non-controlling interest	254	4,450	3,287
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)	348,607	254,411
Dividends to preferred stockholders	44,426	28,080	22,864
Net income (loss) attributable to common stockholders	(115,216)	320,527	231,547
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.03)	2.87	2.07
Diluted	(1.03)	2.75	1.98
Weighted average number of shares of common stock:
Basic	111,637,035	111,610,393	111,973,404
Diluted	111,637,035	123,040,827	130,254,003

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields as of and for the years ended December 31, 2018, 2017 and 2016.

	As of and for the Years Ended
	December 31,
$ in thousands	2018	2017	2016
Average Earning Asset Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	1,911,511	3,297,267	2,722,301
30 year fixed-rate, at amortized cost	8,867,942	5,874,757	3,646,480
ARM, at amortized cost	188,517	267,265	353,937
Hybrid ARM, at amortized cost	1,342,560	1,969,767	2,800,812
Agency-CMO, at amortized cost	258,457	302,060	375,888
Agency CMBS, at amortized cost	339,816	—	—
Non-Agency CMBS, at amortized cost	3,226,174	2,818,244	2,582,003
Non-Agency RMBS, at amortized cost	1,055,682	1,441,527	2,167,679
GSE CRT, at amortized cost	767,220	784,203	650,189
U.S. Treasury securities, at amortized cost	—	—	45,375
Commercial loans, at amortized cost	110,461	270,314	265,708
Loan participation interest	20,503	—	—
Average earning assets	18,088,843	17,025,404	15,610,372

Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	2.23%	1.98%	1.98%
30 year fixed-rate	3.09%	2.79%	2.72%
ARM	2.44%	2.32%	2.28%
Hybrid ARM	2.40%	2.26%	2.12%
Agency-CMO	3.01%	1.54%	2.47%
Agency CMBS	3.30%	—%	—%
Non-Agency CMBS	4.91%	4.50%	4.30%
Non-Agency RMBS	7.11%	6.22%	4.97%
GSE CRT (3)	3.40%	2.58%	0.98%
U.S. Treasury securities	—%	—%	1.15%
Commercial loans	9.54%	8.70%	8.35%
Loan participation interest	6.10%	—%	—%
Average earning asset yields	3.55%	3.20%	3.07%

(1)	Average amounts for each period are based on weighted month-end balances.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $18.1 billion during the year ended December 31, 2018 (2017: $17.0 billion; 2016: $15.6 billion). Average earning assets increased during the year ended December 31, 2018 compared to 2017 primarily due to a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. We finance our Agency securities with repurchase agreement borrowings and commercial loans with equity.

Average earning assets increased during the year ended December 31, 2017 compared to 2016 primarily due to the investment of proceeds from our August 2017 Series C Preferred Stock offering in 30 year fixed-rate Agency RMBS and non-Agency CMBS.
We earned interest income of $643.0 million (2017: $545.1 million; 2016: $478.7 million) during 2018. Our interest income consists of coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2018	2017	2016
Interest Income
MBS and GSE CRT - coupon interest	689,240	616,697	574,692
MBS and GSE CRT - net premium amortization	(57,762)	(95,150)	(118,248)
MBS and GSE CRT - interest income	631,478	521,547	456,444
Commercial and other loans	11,538	23,508	22,238
Total interest income	643,016	545,055	478,682

Total interest income increased $98.0 million during the year ended December 31, 2018 compared to 2017 primarily due to the full year impact of investing the proceeds from our August 2017 Series C Preferred Stock offering and lower premium amortization. Net premium amortization decreased $37.4 million during 2018 primarily due to slower prepayments speeds on 30 year fixed-rate Agency RMBS and purchases of non-Agency CMBS securities at a discount during 2018. Interest income on commercial and other loans decreased $12.0 million during 2018 primarily due to commercial loan payoffs. Commercial loans held-for -investment were $31.6 million as of December 31, 2018 compared to $191.8 million as of December 31, 2017.
Total interest income increased $66.4 million during the year ended December 31, 2017 compared to 2016 primarily due to higher coupon interest on MBS and GSE CRT earning assets. MBS and GSE CRT average earning assets rose $1.4 billion to $17.0 billion in 2017 as detailed in the table above. Lower net premium amortization increased interest income by $23.1 million during the year ended December 31, 2017 primarily due to slower prepayment speeds. Interest income on our floating rate commercial real estate loans increased $1.3 million during the year ended December 31, 2017 primarily due to increasing LIBOR rates.
The yield on our average investment portfolio during the year ended December 31, 2018 was 3.55% (2017: 3.20%; 2016: 3.07%). Our average earning asset yields increased during the year ended December 31, 2018 compared to 2017 primarily due to purchases of new securities at higher yields, slower prepayment speeds and higher index rates on floating and adjustable rate assets.
The increase in our average earning asset yields for 2017 compared to 2016 was primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate securities.

Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The following tables provide the three month CPR for our RMBS and GSE CRTs throughout 2018, 2017 and 2016.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
15 year Agency RMBS	8.8	10.9	10.6	9.2
30 year Agency RMBS	6.2	7.4	8.2	7.1
Agency/ Hybrid ARM RMBS	13.8	16.6	15.7	14.4
Non-Agency RMBS	9.1	10.5	12.0	11.6
GSE CRT	8.7	10.9	9.8	9.5
Weighted average CPR	7.3	8.9	10.2	9.2

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
15 year Agency RMBS	9.3	10.2	9.5	8.1
30 year Agency RMBS	7.9	9.3	9.2	10.8
Agency/ Hybrid ARM RMBS	14.9	18.6	16.3	15.7
Non-Agency RMBS	11.8	15.3	12.6	13.3
GSE CRT	11.8	12.4	9.7	13.1
Weighted average CPR	9.9	12.2	11.2	11.7

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
15 year Agency RMBS	8.9	9.5	10.4	10.2
30 year Agency RMBS	17.6	16.2	13.7	10.8
Agency/ Hybrid ARM RMBS	20.5	21.7	18.4	12.5
Non-Agency RMBS	17.9	16.5	15.2	11.1
GSE CRT	21.0	17.9	14.0	9.2
Weighted average CPR	16.3	16.1	14.9	11.2

The following table presents net (premium amortization) discount accretion recognized on our MBS and GSE CRT portfolio during 2018, 2017 and 2016.

	Years Ended December 31,
$ in thousands, except share data	2018	2017	2016
Agency RMBS and CMBS	(81,341)	(107,702)	(116,991)
Non-Agency CMBS	6,682	(4,268)	(11,536)
Non-Agency RMBS	19,968	18,769	13,529
GSE CRT	(3,071)	(1,949)	(3,192)
Other	—	—	(58)
Net (premium amortization) discount accretion	(57,762)	(95,150)	(118,248)
Net premium amortization decreased $37.4 million during 2018 primarily due to slower prepayments speeds on 30 year fixed-rate Agency RMBS and purchases of non-Agency CMBS securities at a discount during 2018.
Net premium amortization decreased $23.1 million during 2017 primarily due to slower weighted average prepayment speeds.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended
	December 31,
$ in thousands	2018	2017	2016
Interest Expense
Interest expense on repurchase agreement borrowings	327,633	189,425	118,846
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,839)	(25,544)	5,154
Repurchase agreements interest expense	301,794	163,881	124,000
Secured loans	35,453	19,370	10,887
Exchangeable senior notes	1,621	13,340	22,467
Total interest expense	338,868	196,591	157,354

Our interest expense on repurchase agreement borrowings rose $138.2 million for the year ended December 31, 2018 compared to 2017 primarily due to a $1.1 billion increase in average borrowings and increases in the federal funds rate during 2018. As discussed above, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities during 2018 and financed these purchases with repurchase agreement borrowings. Our commercial loans were financed with equity.
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
Our repurchase agreements interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $25.8 million and $25.5 million during the years ended December 31, 2018 and

December 31, 2017, respectively. Amortization of net deferred losses on de-designated interest rate swaps increased our total interest expense by $5.2 million during the year ended December 31, 2016. Most of our de-designated interest rate swap agreements that had deferred losses were fully amortized by the end of 2016. During the next twelve months, we estimate that $23.7 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
Our secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. Interest expense for our secured loans increased for the year ended December 31, 2018 compared to 2017 primarily due to higher borrowing rates as a result of the increases in the federal funds target interest rate. For the year ended December 31, 2018, our secured loans had a weighted average borrowing rate of 2.15% as compared to 1.17% for the year ended December 31, 2017.
Interest expense on our secured loans increased for the year ended December 31, 2017 compared to 2016 primarily due to higher borrowing rates as a result of the increases in the federal funds rate. For the year ended December 31, 2017, our secured loans had a weighted average borrowing rate of 1.17% as compared to 0.66% for the year ended December 31, 2016.
Our exchangeable senior notes matured in March 2018. Accordingly, interest expense on the Notes decreased compared to the same period in 2017. During the year ended December 31, 2017, interest expense on the Notes decreased compared to the same period in 2016 because we retired Notes with a par value of $256.6 million.
Our total interest expense during the year ended December 31, 2018 increased $142.3 million compared to 2017 primarily due to a $154.3 million increase in interest expense on repurchase agreement borrowings and secured loans that was partially offset by a $11.7 million decrease in interest expense on exchangeable senior notes.
Our total interest expense increased $39.2 million for the year ended December 31, 2017 compared to 2016 primarily due to a $79.1 million increase in interest expense on repurchase agreement borrowings and secured loans that was partially offset by a $30.7 million decrease in amortization of net deferred (gain) loss on de-designated interest rate swaps and a $9.1 million decrease in interest expense on exchangeable senior notes.

The table below presents our average borrowings and cost of funds as of and for the years ended December 31, 2018, 2017 and 2016.

	As of and for the Years Ended
	December 31,
$ in thousands	2018	2017	2016
Average Borrowings (1):
Agency RMBS (2)	11,178,636	10,494,355	8,872,694
Agency CMBS	311,024	—	—
Non-Agency CMBS (2)	2,586,509	2,323,689	2,176,963
Non-Agency RMBS	887,132	1,142,769	1,750,730
GSE CRT	677,545	643,070	459,738
U.S. Treasury securities	—	—	54,882
Exchangeable senior notes	28,646	228,846	395,910
Loan participation interest	15,377	—	—
Total average borrowings	15,684,869	14,832,729	13,710,917
Maximum borrowings during the period (3)	16,144,062	15,959,127	14,381,178

Average Cost of Funds (4):
Agency RMBS (2)	2.10%	1.18%	0.69%
Agency CMBS	2.31%	—%	—%
Non-Agency CMBS (2)	2.74%	1.73%	1.14%
Non-Agency RMBS	3.25%	2.49%	1.90%
GSE CRT	3.19%	2.55%	2.14%
U.S. Treasury securities	—%	—%	0.25%
Exchangeable senior notes	5.58%	5.83%	5.67%
Loan participation interest	4.04%	—%	—%
Cost of funds	2.16%	1.33%	1.15%
Effective cost of funds (non-GAAP measure) (5)	2.45%	2.02%	1.87%

(1)	Average amounts for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures".
Total average borrowings rose $852.1 million in 2018 compared to 2017. As discussed above, total average borrowings increased primarily due to a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. We finance our Agency securities with repurchase agreement borrowings and commercial loans with equity.
Total average borrowings rose $1.1 billion in 2017 compared to 2016. As discussed above, total average borrowings increased primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS. The increase in our cost of funds for 2017 versus 2016 was primarily due to increases in the federal funds rate.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended
	December 31,
$ in thousands	2018	2017	2016
Interest Income
Mortgage-backed and credit risk transfer securities	631,478	521,547	456,444
Commercial and other loans	11,538	23,508	22,238
Total interest income	643,016	545,055	478,682
Interest Expense
Interest expense on repurchase agreement borrowings	327,633	189,425	118,846
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,839)	(25,544)	5,154
Repurchase agreements interest expense	301,794	163,881	124,000
Secured loans	35,453	19,370	10,887
Exchangeable senior notes	1,621	13,340	22,467
Total interest expense	338,868	196,591	157,354
Net interest income	304,148	348,464	321,328
Net interest rate margin	1.39%	1.87%	1.92%
Our net interest income, which equals total interest income less total interest expense, totaled $304.1 million (2017: $348.5 million; 2016: $321.3 million) for the year ended December 31, 2018. The decrease in net interest income for the year ended December 31, 2018 compared to 2017 was primarily driven by increases in interest rates that had a greater impact on total interest expense on variable rate debt than interest income on floating and variable rate assets.
The increase in net interest income for the year ended December 31, 2017 compared to 2016 was primarily driven by interest income on higher average earning assets that exceeded the increase in interest expense driven by higher average borrowings and borrowing rates.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.39% (2017: 1.87%; 2016: 1.92%) for the year ended December 31, 2018. The decrease in net interest rate margin for 2018 versus 2017 was primarily due to higher borrowing rates as a result of the increases in the federal funds rate. The decrease in net interest rate margin for 2017 versus 2016 was primarily due to the flattening of U.S. Treasury yield curve. The increase in the federal funds interest rate in 2017 had more impact on our short term repurchase agreement cost of funds than on our longer term asset yields.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - "Summary of Significant Accounting Policies" of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2018 and 2017.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
$ in thousands	2018	2017	2016
Realized gains and losses on sale of investments	(218,136)	(1,665)	(7,439)
Other-than-temporary impairment losses	(7,846)	(11,962)	(8,909)
Net unrealized gains and losses on MBS accounted for under the fair value option	(95,327)	(21,368)	(5,791)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(6,370)	15,269	4,598
Net unrealized gains and losses on trading securities	(21)	22	(1)
Total	(327,700)	(19,704)	(17,542)
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. As discussed previously under "Investment Activities", we repositioned our portfolio in the second half of 2018 and sold approximately $5.0 billion of MBS in 2018 and realized a net loss of $218.1 million. The net loss on the sale of these securities did not impact book value as we report mortgage-backed securities at fair market value on our consolidated balance sheet.
We assess our investment securities for other-than-temporary impairment on a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either "temporary" or "other-than-temporary." For additional information regarding our assessment analysis of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements. We recorded $7.8 million in other-than-temporary-impairments ("OTTI") on RMBS interest-only and non-Agency RMBS securities for the year ended December 31, 2018 (2017: $12.0 million; 2016: $8.9 million).
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2018, $11.6 billion or 67% (December 31, 2017: $6.5 billion or 36%) of our MBS and GSE CRT are accounted for under the fair value option.

Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2018, we recorded equity in earnings of unconsolidated ventures of $3.4 million (2017: equity in losses of $1.3 million; 2016: equity in earnings of $2.4 million). We recorded equity in earnings for the year ended December 31, 2018 primarily due to realized gains on portfolio investments. We recorded equity in losses for the year ended December 31, 2017 primarily due to unrealized losses on portfolio investments which were partially offset by realized gains on portfolio asset dispositions.

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
The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2018, 2017 and 2016:

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Futures Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

As of December 31, 2018 and 2017, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	December 31, 2018				December 31, 2017
Derivative instrument	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts (1)	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	12,370,000	2.46%	2.55%	3.7	8,620,000	2.11%	1.48%	4.2

(1)	Excludes $500.0 million of notional amount for an interest rate swap with a forward start date of 5/24/2018.
During the year ended December 31, 2018, we increased the notional amount of our swaps from $8.6 billion as of December 31, 2017 to $12.4 billion as of December 31, 2018. Contractual net interest expense decreased from $77.1 million for the year ended December 31, 2017 to $20.0 million for the year ended December 31, 2018 primarily as a result of higher LIBOR. Our average interest rate swap receive rate was 2.55% for the year ended December 31, 2018 versus 1.48% for the year ended December 31, 2017.
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
As of December 31, 2018, we held $1.7 billion in notional amount of U.S. treasury futures contracts. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations. During the year ended December 31, 2018, we realized a net loss of $86.3 million on futures contracts primarily due to falling interest rates in the fourth quarter of 2018.

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
$ in thousands	2018	2017	2016
GSE CRT embedded derivative coupon interest	22,478	23,343	24,343
Gain (loss) on settlement of GSE CRT embedded derivatives	—	—	(6,017)
Change in fair value of GSE CRT embedded derivatives	(22,629)	28,305	42,817
Total	(151)	51,648	61,143

During the year ended December 31, 2018, we recorded an unrealized loss on the change in the fair value of our GSE CRT embedded derivatives of $22.6 million because the decreases in valuations of the hybrid financial instruments exceeded the decreases in the valuation of the debt host contracts.
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
During the year ended December 31, 2018, we retired $143.4 million of the Notes for a repurchase price of $143.4 million and realized a net loss on extinguishment of debt of $26,000. During the year ended December 31, 2017, we retired $256.6 million of the Notes for a repurchase price of $262.1 million and realized a net loss on extinguishment of debt of $6.8 million.
Other Investment Income (Loss), net
Other investment income (loss), net primarily consists of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
$ in thousands	2018	2017	2016
Dividend income	3,790	3,247	3,185
Gain (loss) on foreign currency transactions, net	(930)	4,134	(8,187)
Total	2,860	7,381	(5,002)
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend amount declared by FHLBI.
We incurred foreign currency losses on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the year ended December 31, 2018 due to a decline in the Pound Sterling/U.S. Dollar foreign exchange rate. This commercial loan was repaid by the borrower during 2018. We incurred foreign currency gains on the revaluation of this commercial loan investment for the year ended December 31, 2017 due to an improvement in the Pound Sterling/ U.S. Dollar foreign exchange rate. We incurred foreign currency losses for the year ended December 31, 2016 due to the significant decline in the Pound Sterling/ U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the consolidated statements of operations. During the year ended December 31, 2018, we recognized net gains of $3.1 million on our currency forward contracts (2017: net losses of $6.0 million; 2016: net gains of $10.6 million).
Expenses
For the year ended December 31, 2018, we incurred management fees of $40.7 million (2017: $37.6 million; 2016: $34.5 million), which are payable to our Manager under our management agreement. Management fees increased for the year ended December 31, 2018 compared to 2017 primarily due to the full year impact of issuing Series C Preferred Stock in August 2017.
Management fees increased for the year ended December 31, 2017 compared to 2016 primarily due to (i) a cumulative one-time adjustment of $2.3 million in 2016 related to a prior adjustment for the accounting for premiums and discounts associated with non-Agency RMBS not of high credit quality and (ii) a $1.6 million partial year impact of issuing preferred stock in August 2017.
For the year ended December 31, 2018, our general and administrative expenses not covered under our management agreement amounted to $7.1 million (2017: $7.2 million; 2016: $7.3 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2018, our net loss attributable to common stockholders was $115.2 million (2017: $320.5 million net income; 2016: $231.5 million net income) or $1.03 basic and $1.03 diluted net loss per average share available to common stockholders (2017: $2.87 basic and $2.75 diluted net income per average share available to common stockholders; 2016: $2.07 basic and $1.98 diluted net income per average share available to common stockholders).
For the year ended December 31, 2018, we reported a net loss attributable to common stockholders compared to net income in 2017 due to: (i) net losses on investment of $327.7 million versus net losses on investments of $19.7 million in the 2017 period; (ii) net losses on credit derivatives of $151,000 versus net gains on credit derivatives of $51.6 million in the 2017 period; (iii) lower net interest income of $304.1 million versus $348.5 million in the 2017 period; and higher dividends to preferred stockholders of $44.4 million compared to $28.1 million in the 2017 period.
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
For further information on the changes in net gains (losses) on investments and derivative instruments and realized and unrealized credit derivative income (loss), net in the 2018, 2017 and 2016 period, see preceding discussion under "Gain (loss) on Investments, net", "Gain (Loss) on Derivative Instruments, net," and "Realized and Unrealized Credit Derivative Income (Loss), net,"
Non-GAAP Financial Measures
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
The non-GAAP financial measures used by management should be analyzed in conjunction with U.S. GAAP financial measures and should not be considered substitutes for U.S. GAAP financial measures. In addition, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of our peer companies.

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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2018	2017	2016
Net income (loss) attributable to common stockholders	(115,216)	320,527	231,547
Adjustments:
(Gain) loss on investments, net	327,700	19,704	17,542
Realized (gain) loss on derivative instruments, net (1)	2,830	(67,838)	57,943
Unrealized (gain) loss on derivative instruments, net (1)	(17,568)	(27,393)	(99,932)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	22,629	(28,305)	(36,800)
(Gain) loss on foreign currency transactions, net (3)	930	(4,134)	8,187
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(25,839)	(25,544)	5,154
Net loss on extinguishment of debt	26	6,814	—
Subtotal	310,708	(126,696)	(47,906)
Cumulative adjustments attributable to non-controlling interest	(2,536)	1,597	653
Preferred stock dividend declared but not accumulated (5)	—	(2,870)	—
Core earnings attributable to common stockholders	192,956	192,558	184,294
Basic earnings (loss) per common share	(1.03)	2.87	2.07
Core earnings per share attributable to common stockholders (6)	1.73	1.73	1.65

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2018	2017	2016
Realized gain (loss) on derivative instruments, net	(2,830)	67,838	(57,943)
Unrealized gain (loss) on derivative instruments, net	17,568	27,393	99,932
Contractual net interest expense	(20,015)	(77,076)	(104,804)
Gain (loss) on derivative instruments, net	(5,277)	18,155	(62,815)

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2018	2017	2016
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(22,629)	28,305	36,800
GSE CRT embedded derivative coupon interest	22,478	23,343	24,343
Realized and unrealized credit derivative income (loss), net	(151)	51,648	61,143

(3)	U.S. GAAP other investment income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2018	2017	2016
Dividend income	3,790	3,247	3,185
Gain (loss) on foreign currency transactions, net	(930)	4,134	(8,187)
Other investment income (loss), net	2,860	7,381	(5,002)

(4)	U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2018	2017	2016
Interest expense on repurchase agreements outstanding	327,633	189,425	118,846
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,839)	(25,544)	5,154
Repurchase agreements interest expense	301,794	163,881	124,000

(5)
Cumulative dividends are charged to retained earnings when declared or earned under U.S. GAAP. Prior to 2017, we declared quarterly dividends on Series B Preferred Stock prior to dividends accumulating.  As of September 14, 2017, we declared cumulative dividends on Series B Preferred Stock from the date of issuance through December 27, 2017.  In December 2017, the Company deferred declaring its next dividend on Series B Preferred Stock to February 2018. Due to the change in declaration date, we recorded $9.1 million in Series B Preferred Stock dividends for the year ended December 31, 2017 compared to $12.0 million for the year ended December 31, 2016. We reduced core earnings for the quarter ended December 31, 2017 for the cumulative impact of deferring the declaration date to February 2018 because we consider all dividends accumulated during a quarter a current component of our capital costs regardless of the dividend declaration date.

(6)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core income for the years ended December 31, 2018, 2017 and 2016 are:

	Years Ended December 31,
$ in thousands	2018	2017	2016
Effective net interest income(1)	280,772	269,187	246,021
Dividend income	3,790	3,247	3,185
Equity in earnings (losses) of unconsolidated ventures	3,402	(1,327)	2,392
Total expenses	(47,792)	(44,746)	(41,806)
Total core earnings	240,172	226,361	209,792
Dividends to preferred stockholders	(44,426)	(28,080)	(22,864)
Preferred stock dividend declared but not accumulated	—	(2,870)	—
Core earnings attributable to non-controlling interest	(2,790)	(2,853)	(2,634)
Core earnings attributable to common stockholders	192,956	192,558	184,294

(1)	See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings for the year ended December 31, 2018 increased $0.4 million from 2017 primarily due to (i) an $11.6 million increase in effective net interest income and (ii) equity in earnings of unconsolidated ventures of $3.4 million in 2018 compared to equity in losses of $1.3 million in 2017 that was offset by (i) a $13.5 million increase in accumulated preferred stock dividends and (ii) a $3.0 million increase in management fees and other expenses. Higher preferred dividends and management fees in 2018 are due to the full year impact of the Company's Series C Preferred Stock offering in August 2017.
Core earnings for the year ended December 31, 2017 increased $8.3 million from 2016 primarily due to a $23.2 million increase in effective net interest income that was partially offset by (i) equity in losses of unconsolidated ventures of $1.3 million in 2017 compared to equity in earnings of $2.4 million in 2016, (ii) a $3.0 million increase in management fees and (iii) an $8.1 million increase in preferred stock dividends. Higher preferred dividends and management fees in 2017 are due to the partial year impact of the Company's Series C Preferred Stock offering in August 2017.
See below for a discussion of changes in effective net interest income from 2016 through 2018.

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

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
$ in thousands	2018		2017		2016
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	643,016	3.55%	545,055	3.20%	478,682	3.07%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	22,478	0.13%	23,343	0.14%	24,343	0.15%
Effective interest income	665,494	3.68%	568,398	3.34%	503,025	3.22%

Our effective interest income increased for the year ended December 31, 2018 versus 2017 primarily due to higher average earning assets and higher effective yield. Our average earning assets increased to $18.1 billion for the year ended December 31, 2018 from $17.0 billion for the year ended December 31, 2017 primarily due to a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. We finance our Agency securities with repurchase agreement borrowings and commercial loans with equity. Our effective yield for the year ended December 31, 2018 versus 2017 rose 34 basis points primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.
Our effective interest income increased for the year ended December 31, 2017 versus 2016 primarily due to higher average earning assets. Our average earning assets increased to $17.0 billion for the year ended December 31, 2017 from $15.6 billion for the year ended December 31, 2016 driven by investment of the proceeds of our Series C Preferred Stock offering. Our effective yield for the year ended December 31, 2017 versus 2016 rose 12 basis points primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2018		2017		2016
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	338,868	2.16%	196,591	1.33%	157,354	1.15%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	25,839	0.16%	25,544	0.17%	(5,154)	(0.04)%
Add: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	20,015	0.13%	77,076	0.52%	104,804	0.76%
Effective interest expense	384,722	2.45%	299,211	2.02%	257,004	1.87%
Our effective interest expense and effective cost of funds for the year ended December 31, 2018 increased primarily due to higher average borrowings and increases in the federal funds rate. Effective interest expense was also impacted by a decrease in contractual net interest expense on interest rate swaps from $77.1 million for the year ended December 31, 2017 to $20.0 million for the year ended December 31, 2018 primarily as a result of higher LIBOR. Our average interest rate swap receive rate was 2.55% for the year ended December 31, 2018 versus 1.48% for the year ended December 31, 2017.
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
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2018		2017		2016
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	304,148	1.39%	348,464	1.87%	321,328	1.92%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(25,839)	(0.16)%	(25,544)	(0.17)%	5,154	0.04%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	22,478	0.13%	23,343	0.14%	24,343	0.15%
Less: Contractual net interest expense on interest rate swaps recorded as gain (loss) on derivative instruments, net	(20,015)	(0.13)%	(77,076)	(0.52)%	(104,804)	(0.76)%
Effective net interest income	280,772	1.23%	269,187	1.32%	246,021	1.35%
Effective net interest income increased from $269.2 million for the year ended December 31, 2017 to $280.8 million for the year ended December 31, 2018. The increase in effective net interest income was primarily due to a $57.1 million decrease in contractual net interest expense on interest rate swaps that more than offset the $44.3 million decrease in net interest income. Our effective interest rate margin declined to 1.23% for the year ended December 31, 2018 from 1.32% in the same period in 2017 primarily due to increases in the federal funds interest rate. The increase in the federal funds rate in 2018 had more impact on our short term repurchase agreement cost of funds than on our longer term asset yields.

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

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our targeted assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2018 and December 31, 2017. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
December 31, 2018

$ in thousands	Agency RMBS and CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Investments	12,127,173	3,318,041	1,983,010	17,428,224
Cash and cash equivalents (3)	68,689	45,632	21,296	135,617
Derivative assets, at fair value (4)	15,089	—	—	15,089
Other assets	88,517	84,326	61,732	234,575
Total assets	12,299,468	3,447,999	2,066,038	17,813,505

Repurchase agreements	10,339,802	1,616,473	1,646,209	13,602,484
Secured loans (5)	600,856	1,049,144	—	1,650,000
Derivative liabilities, at fair value (4)	23,219	171	—	23,390
Other liabilities	212,057	25,819	13,058	250,934
Total liabilities	11,175,934	2,691,607	1,659,267	15,526,808

Total equity (allocated)	1,123,534	756,392	406,771	2,286,697
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(55,594)	—	(55,594)
Collateral pledged against secured loans	(702,952)	(1,227,412)	—	(1,930,364)
Secured loans	600,856	1,049,144	—	1,650,000
Equity related to repurchase agreement debt	1,021,438	522,530	406,771	1,950,739
Debt-to-equity ratio (7)	9.7	3.5	4.0	6.7
Repurchase agreement debt-to-equity ratio (8)	10.1	3.1	4.0	7.0

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans and investments in unconsolidated joint ventures.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2017

$ in thousands	Agency RMBS	Commercial Credit (1)	Residential Credit (2)	Exchangeable Senior Notes and Other	Total
Investments	12,849,851	3,434,196	2,124,487	—	18,408,534
Cash and cash equivalents (3)	39,630	30,449	17,682	—	87,761
Restricted cash	—	620	—	—	620
Derivative assets, at fair value (4)	6,896	—	—	—	6,896
Other assets	77,893	64,904	6,669	3,979	153,445
Total assets	12,974,270	3,530,169	2,148,838	3,979	18,657,256

Repurchase agreements	11,111,755	1,396,330	1,572,716	—	14,080,801
Secured loans (5)	533,463	1,116,537	—	—	1,650,000
Exchangeable senior notes	—	—	—	143,231	143,231
Derivative liabilities, at fair value (4)	31,548	1,217	—	—	32,765
Other liabilities	51,840	24,742	14,888	2,111	93,581
Total liabilities	11,728,606	2,538,826	1,587,604	145,342	16,000,378

Total equity (allocated)	1,245,664	991,343	561,234	(141,363)	2,656,878
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets and exchangeable senior notes (6)	—	(217,780)	—	141,363	(76,417)
Collateral pledged against secured loans	(623,181)	(1,304,315)	—	—	(1,927,496)
Secured loans	533,463	1,116,537	—	—	1,650,000
Equity related to repurchase agreement debt	1,155,946	585,785	561,234	—	2,302,965
Debt-to-equity ratio (7)	9.3	2.5	2.8	NA	6.0
Repurchase agreement debt-to-equity ratio (8)	9.6	2.4	2.8	NA	6.1

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents is allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets and exchangeable senior notes includes commercial loans, investments in unconsolidated joint ventures and exchangeable senior notes and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $135.6 million at December 31, 2018 (2017: $89.0 million). Our cash and cash equivalents increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $304.3 million for the year ended December 31, 2018 (2017: $290.6 million; 2016: $295.8 million).
Our investing activities provided net cash of $621.6 million for the year ended December 31, 2018 (2017: used net cash of $3.1 billion; 2016: provided net cash of $979.7 million). During the year ended December 31, 2018, we used cash to purchase $6.2 billion of MBS and GSE CRT securities. Purchases were partially funded by principal payments from MBS and GSE CRT securities of $2.0 billion, proceeds from MBS and GSE CRT sales of $4.7 billion, and principal payments from commercial loans held-for investment of $160.9 million.
During the year ended December 31, 2017 we used cash to purchase $6.3 billion of MBS and GSE CRT securities. Purchases were partially funded by principal payments from MBS and GSE CRT securities of $2.4 billion, proceeds from MBS and GSE CRT sales of $625.5 million, and principal payments from commercial loans held-for investment of $90.7 million.
During the year ended December 31, 2016 we utilized cash to purchase $2.7 billion of MBS and GSE CRT securities. In addition, during the year ended December 31, 2016, we originated or purchased commercial loans of $87.2 million. Cash used to fund these purchases was more than offset by proceeds from MBS and GSE CRT sales of $1.0 billion, principal payments from MBS and GSE CRT securities of $2.6 billion and principal repayments from commercial loans held-for investment of $15.0 million.
Our financing activities used net cash of $879.2 million for the year ended December 31, 2018 (2017: provided net cash of $2.7 billion; 2016: used net cash of $1.2 billion).
Our financing activities for the year ended December 31, 2018 primarily consisted of net principal repayments on our repurchase agreements of $478.3 million. We used cash of $143.4 million to extinguish our exchangeable senior notes that matured in March 2018. In addition, we paid dividends of $234.4 million and redeemed OP units of $21.8 million.
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
As of December 31, 2018, our wholly-owned subsidiary, IAS Services LLC, had $1.65 billion in outstanding secured advances from the FHLBI that were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.2 billion and $704.9 million, respectively.
As of December 31, 2018, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the “haircut”) under our repurchase agreements was 5.0% for Agency RMBS, 5.1% for Agency CMBS, 19.0% for non-Agency RMBS, 18.0% for GSE CRT, and 19.3% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3% to a high of 20% for Agency RMBS, a low of 5% to a high of 7% for Agency CMBS, a low of 8% to a high of 35% for non-Agency RMBS, a low of 15% to a high of 25% for GSE CRT, and a low of 10% to a high of 30% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Our total debt-to-equity ratio, which includes longer term financing, increased to 6.7x as of December 31, 2018 (2017: 6.0x). Our higher debt-to-equity ratio reflects a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. We finance our Agency securities with repurchase agreement borrowings and commercial loans with equity.

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
As of December 31, 2018, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	13,602,484	13,561,249	41,235	—	—
Secured loans	1,650,000	—	400,000	—	1,250,000
Total contractual obligations (1)	15,252,484	13,561,249	441,235	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments.
As of December 31, 2018, we have approximately $72.3 million and $238.4 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.7 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2018, $112.7 million of our commitment has been called. We are committed to fund $10.0 million in additional capital to fund future investments and to cover future expenses should they occur.
As of December 31, 2018, we have an unfunded commitment on our loan participation interest of $20.0 million. Our commitment will be funded over the two year term of the underlying loan based upon the financing needs of the borrower.
As of December 31, 2018, we have no unfunded commitments on our existing commercial loans (2017: $4.8 million).
Stockholders’ Equity
On November 30, 2018, we redeemed all of the OP Units held by a wholly-owned Invesco subsidiary for $21.8 million. We also repurchased 75,100 shares of common stock owned by Invesco for $1.1 million through our share repurchase program. The redemption price for the OP Units and common stock was equal to the market value of an equivalent number of shares of our registered common stock. As of December 31, 2018, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2018, 761,746 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $424,000 (2017: $453,000; 2016: $340,000) related to awards to our independent directors for the year ended December 31, 2018. During the year ended December 31, 2018, we issued 27,697 shares (2017: 25,006 shares; 2016: 25,068 shares) of common stock under the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $129,000 (2017: $138,000; 2016: $100,000) for the year ended December 31, 2018 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the terms of our management agreement. At December 31, 2018 there was approximately $102,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 13 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2018.

	Year Ended December 31,
	2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	19,827	$14.35
Shares granted during the year	7,055	15.37
Shares forfeited during the year	(3,967)	14.56
Shares vested during the year	(11,864)	14.71
Unvested at the end of the year	11,051	$14.55

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") at the end of each calendar quarter in 2018. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2018. Consequently, we believe we met the REIT income and asset test as of December 31, 2018. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2018. Therefore, as of December 31, 2018, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under

Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2018, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2018, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(4.47)%	(0.97)%
+0.50%	(0.70)%	(0.37)%
-0.50%	(1.08)%	(0.05)%
-1.00%	(4.49)%	(0.51)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2018. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at December 31, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report dated February 20, 2019, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2018 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2019 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 81 - 126 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 80 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 78 of this Report.
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

78

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

10.12	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated November 30, 2018

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	U.S. Federal Income Tax Considerations

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018	127

80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Invesco Mortgage Capital Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 20, 2019
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
In thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $17,082,825 and $17,560,811, respectively)	17,396,642	18,190,754
Commercial loans, held-for-investment	31,582	191,808
Cash and cash equivalents	135,617	88,381
Restricted cash	—	620
Due from counterparties	13,500	—
Investment related receivable	66,598	73,217
Derivative assets, at fair value	15,089	6,896
Other assets	154,477	105,580
Total assets	17,813,505	18,657,256
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	13,602,484	14,080,801
Secured loans	1,650,000	1,650,000
Exchangeable senior notes, net	—	143,231
Derivative liabilities, at fair value	23,390	32,765
Dividends and distributions payable	49,578	50,193
Investment related payable	132,096	5,191
Accrued interest payable	37,620	17,845
Collateral held payable	18,083	7,327
Accounts payable and accrued expenses	1,694	2,200
Due to affiliate	11,863	10,825
Total liabilities	15,526,808	16,000,378
Commitments and contingencies (See Note 16)
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 111,584,996 and 111,624,159 shares issued and outstanding, respectively	1,115	1,116
Additional paid in capital	2,383,532	2,384,356
Accumulated other comprehensive income	220,813	261,029
Retained earnings (distributions in excess of earnings)	(882,087)	(579,334)
Total stockholders’ equity	2,286,697	2,630,491
Non-controlling interest	—	26,387
Total equity	2,286,697	2,656,878
Total liabilities and equity	17,813,505	18,657,256
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
In thousands except share amounts
Interest Income
Mortgage-backed and credit risk transfer securities	631,478	521,547	456,444
Commercial and other loans	11,538	23,508	22,238
Total interest income	643,016	545,055	478,682
Interest Expense
Repurchase agreements	301,794	163,881	124,000
Secured loans	35,453	19,370	10,887
Exchangeable senior notes	1,621	13,340	22,467
Total interest expense	338,868	196,591	157,354
Net interest income	304,148	348,464	321,328
Other income (loss)
Gain (loss) on investments, net	(327,700)	(19,704)	(17,542)
Equity in earnings (losses) of unconsolidated ventures	3,402	(1,327)	2,392
Gain (loss) on derivative instruments, net	(5,277)	18,155	(62,815)
Realized and unrealized credit derivative income (loss), net	(151)	51,648	61,143
Net loss on extinguishment of debt	(26)	(6,814)	—
Other investment income (loss), net	2,860	7,381	(5,002)
Total other income (loss)	(326,892)	49,339	(21,824)
Expenses
Management fee — related party	40,722	37,556	34,541
General and administrative	7,070	7,190	7,265
Total expenses	47,792	44,746	41,806
Net income (loss)	(70,536)	353,057	257,698
Net income (loss) attributable to non-controlling interest	254	4,450	3,287
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)	348,607	254,411
Dividends to preferred stockholders	44,426	28,080	22,864
Net income (loss) attributable to common stockholders	(115,216)	320,527	231,547
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	(1.03)	2.87	2.07
Diluted	(1.03)	2.75	1.98
Weighted average number of shares of common stock:
Basic	111,637,035	111,610,393	111,973,404
Diluted	111,637,035	123,040,827	130,254,003

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
In thousands
Net income (loss)	(70,536)	353,057	257,698
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(210,424)	(9,885)	(37,632)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	193,162	1,508	6,134
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(25,839)	(25,544)	5,154
Currency translation adjustments on investment in unconsolidated venture	(447)	863	128
Total other comprehensive income (loss)	(43,548)	(33,058)	(26,216)
Comprehensive income (loss)	(114,084)	319,999	231,482
Less: Comprehensive (income) loss attributable to non-controlling interest	979	(4,032)	(2,939)
Less: Dividends to preferred stockholders	(44,426)	(28,080)	(22,864)
Comprehensive income (loss) attributable to common stockholders	(157,531)	287,887	205,679
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

							Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	5,600,000	135,356	6,200,000	149,860	—	—	113,619,471	1,136	2,407,372	318,624	(771,313)	2,241,035	25,873	2,266,908
Net income (loss)	—	—	—	—	—	—	—	—	—	—	254,411	254,411	3,287	257,698
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(25,868)	—	(25,868)	(348)	(26,216)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	3,201	—	35	—	—	35	—	35
Repurchase of shares of common stock	—	—	—	—	—	—	(2,063,451)	(20)	(24,980)	—	—	(25,000)	—	(25,000)
Stock awards	—	—	—	—	—	—	35,374	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(178,537)	(178,537)	—	(178,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(22,864)	(22,864)	—	(22,864)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	434	—	—	434	6	440
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	(2,998)	912	—	(2,086)	2,086	—
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	—	—	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income (loss)	—	—	—	—	—	—	—	—	—	—	348,607	348,607	4,450	353,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(32,640)	—	(32,640)	(418)	(33,058)
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	11,500,000	278,108	—	—	—	—	—	278,108	—	278,108
Stock awards	—	—	—	—	—	—	29,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(181,931)	(181,931)	—	(181,931)
Common unit dividends	—	—	—	—	—	—	—	—	—	—			(2,323)	(2,323)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(27,707)	(27,707)	—	(27,707)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	541	—	—	541	7	548
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	3,952	1	—	3,953	(3,953)	—
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(70,790)	(70,790)	254	(70,536)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(42,315)	—	(42,315)	(1,233)	(43,548)
Repurchase of shares of common stock	—	—	—	—	—	—	(75,100)	(1)	(1,143)	—	—	(1,144)	—	(1,144)
Stock awards	—	—	—	—	—	—	35,937	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(187,537)	(187,537)	—	(187,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	561	—	—	561	9	570
Purchase of OP units from non-controlling interest	—	—	—	—	—	—	—	—	(798)	2,100	—	1,302	(23,066)	(21,764)
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	556	(1)	—	555	(555)	—
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697	—	2,286,697
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	(70,536)	353,057	257,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	42,608	67,152	84,330
Realized and unrealized (gain) loss on derivative instruments, net	(14,738)	(95,231)	(41,988)
Realized and unrealized (gain) loss on credit derivatives, net	22,629	(28,305)	(36,800)
(Gain) loss on investments, net	327,700	19,704	17,542
Loss from investments in unconsolidated ventures in excess of distributions received	392	1,972	(2,392)
Other amortization	(25,184)	(23,888)	7,759
Net loss on extinguishment of debt	26	6,814	—
(Gain) loss on foreign currency transactions, net	1,038	(4,103)	8,260
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(155)	(7,774)	3,966
Increase (decrease) in operating liabilities	20,484	1,203	(2,578)
Net cash provided by operating activities	304,264	290,601	295,797
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(6,217,723)	(6,277,918)	(2,660,925)
Purchase of U.S. Treasury Securities	—	—	(403,105)
Proceeds from sale of U.S. Treasury securities	—	—	524,478
(Contributions to) distributions from investments in unconsolidated ventures, net	1,121	6,220	7,632
Change in other assets	(51,017)	(3,457)	623
Principal payments from mortgage-backed and credit risk transfer securities	1,986,930	2,401,951	2,614,613
Proceeds from sale of mortgage-backed and credit risk transfer securities	4,749,807	625,540	1,034,295
Payments on sale of credit derivatives	—	—	(6,017)
Settlement (termination) of futures, forwards, swaps, swaptions and TBAs, net	(2,830)	67,838	(59,658)
Net change in due from counterparties and collateral held payable	(3,994)	5,627	—
Principal payments from commercial loans held-for-investment	160,934	90,713	15,000
Origination and advances of commercial loans, net of origination fees	(1,677)	(4,799)	(87,202)
Net cash provided by (used in) investing activities	621,551	(3,088,285)	979,734
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	35
Repurchase of common stock	(1,144)	—	(25,000)
Proceeds from issuance of preferred stock	—	278,226	—
Due from counterparties - secured loans	—	—	29,445
Proceeds from repurchase agreements	136,573,821	146,886,038	127,056,247
Principal repayments of repurchase agreements	(137,052,138)	(143,964,490)	(128,023,042)
Proceeds from secured loans	—	—	125,000
Principal repayments of secured loans	—	—	(125,000)
Extinguishment of exchangeable senior notes	(143,433)	(262,069)	—
Payments of deferred costs	(167)	(116)	(136)
Purchase of Operating Partnership units from non-controlling interest	(21,764)	—	—
Payments of dividends and distributions	(234,374)	(212,692)	(204,491)
Net cash (used in) provided by financing activities	(879,199)	2,724,897	(1,166,942)
Net change in cash, cash equivalents and restricted cash	46,616	(72,787)	108,589
Cash, cash equivalents, and restricted cash beginning of period	89,001	161,788	53,199
Cash, cash equivalents, and restricted cash end of period	135,617	89,001	161,788
Supplement Disclosure of Cash Flow Information
Interest paid	344,422	220,299	146,840
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(17,262)	(8,377)	(31,498)
Dividends and distributions declared not paid	49,578	50,193	50,924
Net change in investment related payable (receivable)	(135,086)	(25,948)	115,304
Net change in repurchase agreements, not settled	—	(1,416)	(1,416)
Change in due from counterparties and collateral held payable	—	—	(5,886)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, “we”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and other mortgage-related assets. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. Prior to November 30, 2018, a wholly-owned subsidiary of Invesco owned approximately 1.3% of the Operating Partnership. See Note 15 - "Non-Controlling Interest - Operating Partnership" for information regarding redemption of Operating Partnership Units ("OP Units") previously held by Invesco.
We primarily invest in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as or a federally chartered corporation such as Freddie Mac or Freddie Mac (collectively "Agency CMBS");

•	RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”);

•	CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
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
Translation of Foreign Currencies

The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in other investment income (loss), net on the consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we incurred foreign currency losses of $0.9 million, gains of $4.1 million and losses of $8.2 million, respectively, primarily related to the revaluation of our commercial loan investment denominated in Pound Sterling.
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
The pricing service values U.S. Treasury futures ("futures"), currency forward contracts and to-be-announced securities (“TBAs”) under the market approach through the use of quoted market prices available in an active market.
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
We also review daily price movements for interest rate swaps, interest rate swaptions, Futures, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
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
Mortgage-Backed and Credit Risk Transfer Securities
All of our mortgage-backed securities MBS and GSE CRTs are reported at fair value. Fair value is determined by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, or such data appears unreliable, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.
We record our purchases of MBS and GSE CRTs on the trade date. Although we generally intend to hold most of our MBS and GSE CRTs until maturity, we may sell any of our mortgage-backed and credit risk transfer securities as part of our overall management of our investment portfolio.
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
Our interest income recognition policies for MBS and GSE CRTs are described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.
We consider our portfolio of Agency RMBS and Agency CMBS to be of high credit quality under applicable accounting guidance. For non-Agency CMBS, non-Agency RMBS and GSE CRTs, we do not rely on ratings from third party agencies to determine the credit quality of the investment. We use internal models that analyze the loans underlying each security and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration to estimate the expected future cash flows. We place reliance on these internal models in determining credit quality.
While non-Agency CMBS, non-Agency RMBS and GSE CRTs with expected future losses would generally be purchased at a discount to par, the potential for a significant adverse change in expected cash flows remains. We therefore evaluate each security in an unrealized loss position for other-than-temporary impairment at least quarterly.
The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) our intent to sell the security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost and (ii) the financial condition and near-

term prospects of recovery in fair value of the security. This includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed include, but are not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
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
When an individual commercial loan is deemed to be impaired, we record a provision to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, we reduce the carrying value to the estimated fair value of the collateral, with a corresponding charge to provision for loan losses on our consolidated statements of operations.
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
For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Credit Risk Transfer Securities
Interest income on GSE CRTs purchased prior to August 24, 2015 is accrued based on the coupon rate of the debt host contract which reflects the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of GSE CRTs are amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the debt host contract is considered premium income associated with the embedded derivative and is recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. Interest income on GSE CRTs purchased on or after August 24, 2015 is based on estimated future cash flows.
Commercial and Other Loans
We recognize interest income from commercial and other loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related origination fees, net of origination cost are amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2018, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
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
Dividends and Distributions Payable
Dividends and distributions payable represent dividends declared at the balance sheet date which are payable to common stockholders and preferred stockholders. As of December 31, 2017, dividends and distributions payable also included dividends declared at the balance sheet date that were payable to an Invesco wholly-owned subsidiary, the non-controlling interest common unit holder of our Operating Partnership.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of our common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as OP Units, exchangeable debt, and unvested restricted stock and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
Prior to 2014, we applied hedge accounting to our interest rate swap agreements. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As long as we expect the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) to still occur, the balance recorded in accumulated other comprehensive income (loss) (“AOCI”) from the interest rate swap activity through December 31, 2013 will remain in AOCI and be recognized in our consolidated statements of operations as interest expense over the remaining term of the interest rate swaps.

We may enter into derivative contracts, such as credit default swaps, that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under U.S. GAAP.
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
We evaluate the terms and conditions of our holdings of swaptions, futures contracts, currency forward contracts and to-be-announced ("TBA") securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, swaptions, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
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
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2018, 2017 and 2016.
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
Accounting Pronouncements Recently Adopted

Effective January 1, 2018, we adopted the accounting guidance that amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard requires that all equity investments, other than those accounted for as equity method investments, be measured at fair value with changes recognized in income. As of January 1, 2018, we had three types of equity investments: investments in unconsolidated ventures, an investment in an exchange traded fund, and an investment in FHLBI stock. Our investments in unconsolidated ventures are accounted for as equity method investments, and our investment in an exchange-traded fund was measured at fair value with changes recognized in income. While the standard eliminates the cost method for equity investments without readily determinable fair values, it does allow an election to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus adjustments for observable price changes. We elected to record our investment in FHLBI stock at cost, less impairment. As such, the adoption of this accounting guidance did not impact our financial condition or results of operations. The standard also amends certain disclosure requirements for financial instruments. Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer

Securities" for a tabular summary of the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type.
Effective January 1, 2018, we adopted the accounting guidance intended to reduce diversity in how restricted cash and certain transactions are classified in the statement of cash flows. The new guidance requires that the statement of cash flows explains the difference during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted the accounting standard on a retrospective basis, which required us to restate our statement of cash flows for the years ended December 31, 2017 and 2016. The adoption of the guidance primarily impacted the presentation of cash flows related to distributions from investments in unconsolidated ventures and basis recovered on certain investment securities. For the year ended December 31, 2017, the adoption resulted in a $27.4 million decrease (2016: $33.9 million) in net cash provided by operating activities, $33.0 million increase (2016: $30.7 million) in net cash used in investing activities and $5.6 million decrease (2016: $3.2 million increase) in net cash provided by financing activities. We included restricted cash of $620,000 as of December 31, 2017 in our reconciliation of cash, cash equivalents and restricted cash on the consolidated statements of cash flows. We did not have any restricted cash as of December 31, 2018 and December 31, 2016.
Pending Accounting Pronouncements
In June 2016, new accounting guidance was issued for reporting credit losses for assets measured at amortized cost and available-for-sale securities. The new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. We are required to adopt the new guidance in the first quarter of 2020 by recording a cumulative effect adjustment to retained earnings as of January 1, 2020. We are currently evaluating the potential impacts of the new guidance and proposed amendments to the new guidance on our consolidated financial statements.
In June 2018, new accounting guidance was issued that aligns the measurement and classification for stock-based payments to non-employees with the guidance for stock-based payments to employees. Under the new guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. We are required to adopt the new guidance in the first quarter of 2019 by recording a cumulative effect adjustment to retained earnings as of January 1, 2019. We have determined that the new guidance will not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued guidance to improve accounting for hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. We are required to adopt the new guidance in the first quarter of 2019. We have determined that this new guidance will not have an impact on our consolidated financial statements because we elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014.
Note 3 – Variable Interest Entities
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2018 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,286,459	3,286,459
Non-Agency RMBS	1,163,682	1,163,682
Investments in unconsolidated ventures	24,012	24,012
Total	4,474,153	4,474,153
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 6 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our MBS and GSE CRT portfolio by asset type at December 31, 2018 and 2017.

December 31, 2018
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	417,233	5,077	422,310	1,944	424,254	3.27%
30 year fixed-rate	9,599,301	298,693	9,897,994	(125,225)	9,772,769	3.55%
ARM*	105,453	350	105,803	(56)	105,747	2.74%
Hybrid ARM*	548,133	13,425	561,558	(7,357)	554,201	2.80%
Total Agency RMBS pass-through	10,670,120	317,545	10,987,665	(130,694)	10,856,971	3.49%
Agency-CMO (2)	907,862	(631,180)	276,682	(8,991)	267,691	3.61%
Agency CMBS	973,122	15,058	988,180	14,330	1,002,510	3.54%
Non-Agency CMBS (3)	4,024,715	(727,307)	3,297,408	(10,949)	3,286,459	5.05%
Non-Agency RMBS (4)(5)(6)	2,800,335	(1,748,223)	1,052,112	111,570	1,163,682	7.24%
GSE CRT (7)	738,529	21,259	759,788	59,541	819,329	3.10%
Total	20,114,683	(2,752,848)	17,361,835	34,807	17,396,642	4.00%
*Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2018 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 73.6% of principal/notional balance, 13.5% of amortized cost and 12.4% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent of 15.0% principal/notional balance, 0.4% of amortized cost and 0.5% of fair value.

(4)	Non-Agency RMBS held by us is 43.5% variable rate, 50.7% fixed rate and 5.8% floating rate based on fair value.

(5)	Of the total discount in non-Agency RMBS, $145.6 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 55.4% of principal/notional balance, 2.3% of amortized cost and 2.4% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2017
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	2,917,307	119,120	3,036,427	(61,645)	2,974,782	2.17%
30 year fixed-rate	7,354,211	295,977	7,650,188	(9,648)	7,640,540	3.09%
ARM*	238,486	1,609	240,095	1,105	241,200	2.60%
Hybrid ARM	1,696,148	26,066	1,722,214	(2,829)	1,719,385	2.54%
Total Agency RMBS pass-through	12,206,152	442,772	12,648,924	(73,017)	12,575,907	2.79%
Agency-CMO (2)	1,226,539	(942,290)	284,249	(10,306)	273,943	2.91%
Non-Agency CMBS (3)	3,879,775	(704,097)	3,175,678	40,739	3,216,417	4.92%
Non-Agency RMBS (4)(5)(6)	2,785,704	(1,661,683)	1,124,021	133,587	1,257,608	7.19%
GSE CRT (7)	757,183	24,306	781,489	85,390	866,879	2.45%
Total	20,855,353	(2,840,992)	18,014,361	176,393	18,190,754	3.42%

(1)	Period-end weighted average yield based on amortized cost as of December 31, 2017 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 81.8% of principal/notional balance, 20.9% of amortized cost and 18.7% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.8% of principal/notional balance, 0.5% of amortized cost and 0.6% of fair value.

(4)	Non-Agency RMBS held by us is 52.2% variable rate, 37.8% fixed rate and 10.0% floating rate based on fair value.

(5)	Of the total discount in non-Agency RMBS, $195.3 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 51.5% of principal/notional balance, 2.0% of amortized cost and 1.8% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2018 and December 31, 2017. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of December 31, 2018 and December 31, 2017, approximately 67% and 36%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	December 31, 2018			December 31, 2017
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	204,347	219,907	424,254	2,842,440	132,342	2,974,782
30 year fixed-rate	1,093,070	8,679,699	9,772,769	2,467,871	5,172,669	7,640,540
ARM	105,747	—	105,747	241,200	—	241,200
Hybrid ARM	521,199	33,002	554,201	1,719,385	—	1,719,385
Total Agency RMBS pass-through	1,924,363	8,932,608	10,856,971	7,270,896	5,305,011	12,575,907
Agency-CMO	168,385	99,306	267,691	203,351	70,592	273,943
Agency CMBS	—	1,002,510	1,002,510	—	—	—
Non-Agency CMBS	2,153,403	1,133,056	3,286,459	2,376,413	840,004	3,216,417
Non-Agency RMBS	961,445	202,237	1,163,682	1,236,178	21,430	1,257,608
GSE CRT	586,231	233,098	819,329	635,537	231,342	866,879
Total	5,793,827	11,602,815	17,396,642	11,722,375	6,468,379	18,190,754

The components of the carrying value of our MBS and GSE CRT portfolio at December 31, 2018 and 2017 are presented below.

	December 31, 2018			December 31, 2017
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,442,367	2,672,316	20,114,683	17,974,390	2,880,963	20,855,353
Unamortized premium	395,907	—	395,907	521,626	—	521,626
Unamortized discount	(549,988)	(2,598,767)	(3,148,755)	(577,344)	(2,785,274)	(3,362,618)
Gross unrealized gains (1)	238,579	7,448	246,027	336,543	5,113	341,656
Gross unrealized losses (1)	(204,664)	(6,556)	(211,220)	(155,146)	(10,117)	(165,263)
Fair value	17,322,201	74,441	17,396,642	18,100,069	90,685	18,190,754

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2018 and 2017 is provided below within this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2018 and 2017.

$ in thousands	December 31, 2018	December 31, 2017
Less than one year	110,020	135,559
Greater than one year and less than five years	3,508,100	7,934,836
Greater than or equal to five years	13,778,522	10,120,359
Total	17,396,642	18,190,754
The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

December 31, 2018	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	86,241	(814)	50	16,660	(189)	22	102,901	(1,003)	72
30 year fixed-rate	3,966,347	(49,182)	158	2,846,090	(94,716)	95	6,812,437	(143,898)	253
ARM	2,632	(28)	1	49,954	(785)	10	52,586	(813)	11
Hybrid ARM	6,758	(59)	2	453,463	(8,390)	71	460,221	(8,449)	73
Total Agency RMBS pass-through (1)	4,061,978	(50,083)	211	3,366,167	(104,080)	198	7,428,145	(154,163)	409
Agency-CMO (2)	152,962	(6,315)	34	101,705	(5,100)	19	254,667	(11,415)	53
Non-Agency CMBS (3)	1,214,691	(17,778)	94	659,298	(25,381)	52	1,873,989	(43,159)	146
Non-Agency RMBS (4)	87,850	(1,152)	19	89,265	(1,138)	16	177,115	(2,290)	35
GSE CRT (5)	9,639	(193)	1	—	—	—	9,639	(193)	1
Total	5,527,120	(75,521)	359	4,216,435	(135,699)	285	9,743,555	(211,220)	644

(1)	Amounts disclosed includes Agency RMBS with a fair value of $6.1 billion for which the fair value option has been elected. Such securities have unrealized losses of $130.2 million.

(2)
Amounts disclosed includes Agency IO and Agency-CMO with fair value of $21.8 million and $66.0 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $6.3 million and $845,000, respectively.

(3)	Amounts disclosed includes non-Agency CMBS with a fair value of $831.3 million for which the fair value option has been elected. Such securities have unrealized losses of $26.3 million.

(4)
Amounts disclosed includes non-Agency RMBS and non-Agency IO with a fair value of $6.2 million and $3.7 million, respectively for which the fair value option has been elected. Such securities have unrealized losses of $79,000 and $269,000, respectively.

(5)	Amounts disclosed includes GSE CRT with a fair value of $9.6 million for which fair value option has been elected. Such securities have unrealized losses of $193,000.

December 31, 2017	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	111,020	(321)	26	2,406,021	(67,285)	133	2,517,041	(67,606)	159
30 year fixed-rate	3,677,576	(20,730)	107	963,547	(27,158)	56	4,641,123	(47,888)	163
ARM	101,173	(902)	12	—	—	—	101,173	(902)	12
Hybrid ARM	614,321	(4,189)	73	517,642	(8,091)	47	1,131,963	(12,280)	120
Total Agency RMBS pass-through (1)	4,504,090	(26,142)	218	3,887,210	(102,534)	236	8,391,300	(128,676)	454
Agency-CMO (2)	75,299	(10,433)	44	81,988	(2,309)	5	157,287	(12,742)	49
Non-Agency CMBS (3)	892,553	(17,612)	81	135,139	(3,792)	12	1,027,692	(21,404)	93
Non-Agency RMBS (4)	84,439	(709)	15	96,263	(1,732)	11	180,702	(2,441)	26
Total	5,556,381	(54,896)	358	4,200,600	(110,367)	264	9,756,981	(165,263)	622

(1)	Amounts disclosed includes Agency RMBS with a fair value of $3.4 billion for which the fair value option has been elected. Such securities have unrealized losses of $22.8 million.

(2)	Fair value includes unrealized losses on Agency IO of $10.1 million and and unrealized losses on CMO of $2.7 million.

(3)	Amounts disclosed include non-Agency CMBS with a fair value of $596.0 million for which the fair value option has been elected. Such securities have unrealized losses of $8.9 million.

(4)	Amounts disclosed include non-Agency IO with a fair value of $530,000 for which the fair value option has been elected. Such securities have unrealized losses of $39,000.

Gross unrealized losses on our Agency RMBS and CMO were $159.3 million at December 31, 2018 (December 31, 2017: $131.3 million). Due to the inherent credit quality of Agency RMBS and CMO, we determined that at December 31, 2018, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency CMBS, GSE CRT and non-Agency RMBS were $51.9 million at December 31, 2018 (December 31, 2017: $33.9 million). We do not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rate spreads, prepayment speeds and market fluctuations. These investment securities are included in our assessment for other-than-temporary-impairment ("OTTI") on a quarterly basis.
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
The following table represents OTTI included in earnings for the years ended December 31, 2018 and 2017. We did not record any OTTI for the year ended December 31, 2016.

	Years Ended December 31,
$ in thousands	2018	2017
RMBS interest-only securities	7,761	11,208
Non-Agency RMBS (1)	85	754
Total	7,846	11,962

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the consolidated statement of operations because we account for these securities under the fair value option. As of December 31, 2018, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.

The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, $11.6 billion (December 31, 2017: $6.5 billion) or 67% (December 31, 2017: 36%) of our MBS and GSE CRT are accounted for under the fair value option. Under the fair value option, changes in fair value are recognized as a component of gain (loss) on investments, net in our consolidated statements of operations.

	Years Ended December 31,
$ in thousands	2018	2017	2016
Gross realized gains on sale of investments	774	2,208	14,196
Gross realized losses on sale of investments	(218,910)	(3,873)	(21,635)
Other-than-temporary impairment losses	(7,846)	(11,962)	(8,909)
Net unrealized gains and losses on MBS accounted for under the fair value option	(95,327)	(21,368)	(5,791)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(6,370)	15,269	4,598
Net unrealized gains and losses on trading securities	(21)	22	(1)
Total gain (loss) on investments, net	(327,700)	(19,704)	(17,542)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2018, 2017 and 2016. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2018
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS and CMBS	452,303	(81,341)	370,962
Non-Agency CMBS	151,562	6,682	158,244
Non-Agency RMBS	55,116	19,968	75,084
GSE CRT	29,142	(3,071)	26,071
Other	1,117	—	1,117
Total	689,240	(57,762)	631,478

For the Year ended December 31, 2017
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	392,248	(107,702)	284,546
Non-Agency CMBS	131,005	(4,268)	126,737
Non-Agency RMBS	70,849	18,769	89,618
GSE CRT	22,164	(1,949)	20,215
Other	431	—	431
Total	616,697	(95,150)	521,547

For the Year ended December 31, 2016
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	346,783	(116,991)	229,792
Non-Agency CMBS	122,636	(11,536)	111,100
Non-Agency RMBS	94,206	13,529	107,735
GSE CRT	9,575	(3,192)	6,383
Other	1,492	(58)	1,434
Total	574,692	(118,248)	456,444

Note 5 – Commercial Loans Held-for-Investment
The following tables summarize commercial loans held-for-investment as of December 31, 2018 and 2017 that we purchased or originated.
December 31, 2018

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	2	31,582	—	31,582	10.69%	1.7
December 31, 2017

$ in thousands	Number of loans	Principal Balance	Unamortized (fees)/ costs, net	Carrying value	Weighted Average Coupon	Weighted Average Years to Maturity(1)
Mezzanine loans	8	191,894	(86)	191,808	8.52%	1.2

(1)
Weighted average years to maturity is based on the contractual maturity date. Certain loans may contain either an option to prepay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

These loans were not impaired, and no provision for loan loss has been recorded as of December 31, 2018 and 2017 based on our analysis of credit quality factors as discussed in Note 2 - "Summary of Significant Accounting Policies".
Note 6 – Other Assets
The following table summarizes our other assets as of December 31, 2018 and 2017:

$ in thousands	December 31, 2018	December 31, 2017
FHLBI stock	74,250	74,250
Loan participation interest	54,981	—
Investments in unconsolidated ventures	24,012	25,972
Investment in exchange-traded fund	—	3,979
Prepaid expenses and other assets	1,234	1,379
Total	154,477	105,580
IAS Services LLC, our wholly-owned captive insurance subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in FHLBI. The stock is recorded at cost.
In August 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights. The loan has a two year term subject to a one year extension at the borrower's option. The participation interest bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 6.06% as of December 31, 2018. We elected to account for the investment using the fair value option. Refer to Note 16- "Commitments and Contingencies" for additional details regarding our unfunded commitment on this loan participation interest.

We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 16 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.
We redeemed an investment in an exchange-traded fund that is managed by an affiliate of our Manager in the third quarter of 2018.

Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements and secured loans. The following tables summarize certain characteristics of our borrowings at December 31, 2018 and 2017. Refer to Note 8 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	December 31, 2018
	Amount Outstanding	Period-end Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	9,529,352	2.56%	36
Agency CMBS	810,450	2.53%	31
Non-Agency CMBS	1,616,473	3.56%	19
Non-Agency RMBS	923,959	3.60%	26
GSE CRT	681,014	3.48%	21
Loan Participation Interest	41,236	4.09%	605
Total Repurchase Agreements	13,602,484	2.80%	34
Secured Loans	1,650,000	2.68%	1952
Total Borrowings	15,252,484	2.79%	242

$ in thousands	December 31, 2017
	Amount Outstanding	Period-end Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	11,111,755	1.58%	25
Non-Agency CMBS	1,396,330	2.61%	9
Non-Agency RMBS	915,225	2.77%	31
GSE CRT	657,491	2.78%	24
Total Repurchase Agreements	14,080,801	1.82%	25
Secured Loans	1,650,000	1.52%	2317
Exchangeable Senior Notes(1)	143,410	5.00%	74
Total Borrowings	15,874,211	1.82%	263

(1)	Exchangeable senior notes were reported net of unamortized debt issuance costs of $179,000 as of December 31, 2017 in our consolidated balance sheet.

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of December 31,
2019	13,561,248
2020	341,236
2021	100,000
2022	—
2023	—
Thereafter	1,250,000
Total	15,252,484

The following tables summarize certain characteristics of our repurchase agreements and secured loans at December 31, 2018 and 2017.

December 31, 2018
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
ING Financial Markets	1,429,396	9.4%	1,520,769
Mirae Asset Securities	1,425,052	9.3%	1,511,005
HSBC	1,380,761	9.1%	1,459,458
RBC	1,137,424	7.5%	1,350,770
E D & F Man Capital Markets	1,102,474	7.2%	1,170,665
Industrial and Commercial Bank of China	819,664	5.4%	867,409
Citigroup	722,580	4.7%	843,019
Federal Home Loan Mortgage Corp	580,277	3.8%	622,607
Wells Fargo	528,165	3.5%	612,132
MUFG Securities	511,725	3.4%	568,563
Societe Generale	428,749	2.8%	541,319
South Street Securities	409,698	2.7%	432,208
Amherst Pierpont Securities	399,389	2.6%	422,819
JP Morgan	383,560	2.5%	454,570
Goldman Sachs	304,787	2.0%	386,400
Mizuho Securities	252,528	1.7%	270,910
Guggenheim Liquidity Services	204,548	1.3%	216,047
All other repurchase agreement counterparties (2)	1,581,707	10.3%	1,796,858
Total Repurchase Agreement Counterparties	13,602,484	89.2%	15,047,528
Secured Loans Counterparty:
FHLBI	1,650,000	10.8%	1,930,364
Total	15,252,484	100.0%	16,977,892

(1)	Amounted pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amounts outstanding with twelve counterparties.

December 31, 2017
$ in thousands	Amount Outstanding	Percent of Total Amount Outstanding	MBS and GSE CRT Pledged as Collateral(1)
Repurchase Agreement Counterparties:
HSBC	1,745,684	11.2%	1,839,411
ING Financial Markets	1,482,603	9.4%	1,571,061
Royal Bank of Canada	1,144,856	7.3%	1,375,285
Industrial and Commercial Bank of China	1,038,844	6.6%	1,102,543
E D & F Man Capital Markets	1,028,437	6.5%	1,085,429
Mirae Asset Securities	958,756	6.1%	1,018,664
MUFG Securities	865,201	5.5%	936,071
Citigroup	724,094	4.6%	841,977
Amherst Pierpont Securities	722,080	4.6%	764,713
KGS-Alpha Capital Markets	461,098	2.9%	491,313
JP Morgan	451,941	2.9%	523,590
Societe Generale	386,737	2.5%	495,093
BNP Paribas Securities	348,340	2.2%	388,091
South Street Securities	332,623	2.1%	354,689
Goldman Sachs	324,152	2.1%	419,713
Mizuho Securities	310,835	2.0%	330,555
Guggenheim Liquidity Services	306,081	1.9%	322,452
Bank of Nova Scotia	289,705	1.8%	301,715
Natixis Securities	275,764	1.8%	302,291
All other repurchase agreement counterparties (2)	882,970	5.5%	1,058,759
Total Repurchase Agreement Counterparties	14,080,801	89.5%	15,523,415
Secured Loans Counterparty:
FHLBI	1,650,000	10.5%	1,927,496
Total	15,730,801	100.0%	17,450,911

(1)	Amount pledged as collateral is measured at fair value as described in Note 2 - "Summary of Significant Accounting Policies."

(2)	Represents amount outstanding with seven counterparties.
Repurchase Agreements
Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one month to six months. Our repurchase agreement that is collateralized by a loan participation interest bears interest at a floating rate based on LIBOR plus a spread and has a maturity of twenty months. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at December 31, 2018.
Our repurchase agreement collateral ratio (MBS, GSE CRTs and a loan participation interest) pledged as collateral/Amount Outstanding) was 111% as of December 31, 2018 (December 31, 2017: 110%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of December 31, 2018, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2018, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.15% and a weighted average maturity of 5.3 years.

The Federal Housing Finance Agency’s ("FHFA") final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) was effective on February 19, 2016. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature beyond February 2021 are prohibited. The FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC that were made prior to February 19, 2016 and extend beyond February 2021. We do not expect there to be any impact to our existing FHLBI borrowings under the FHFA rule. The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with FHLBI and FHFA rules.
As discussed in Note 6 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Exchangeable Senior Notes
In 2013, our Operating Partnership issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the “Notes”) due March 15, 2018. We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018.
Accrued interest payable on the Notes was approximately $2.1 million as of December 31, 2017.

Note 8 – Collateral Positions
The following table summarizes the fair value of collateral that we have pledged under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of December 31, 2018 and 2017. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our consolidated balance sheets. Cash collateral pledged on secured loans, bilateral interest rate swaps and currency forwards is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on futures contracts is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2018 and 2017, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	December 31, 2018	December 31, 2017
Repurchase Agreements:
Agency RMBS	10,158,404	11,788,765
Agency CMBS	870,702	—
Non-Agency CMBS	2,016,202	1,737,831
Non-Agency RMBS	1,127,911	1,143,373
GSE CRT	819,328	853,446
Loan participation interest	54,981	—
Total repurchase agreements collateral pledged	15,047,528	15,523,415
Secured Loans:
Agency RMBS	702,952	623,181
Non-Agency CMBS	1,227,412	1,304,315
Total secured loans collateral pledged	1,930,364	1,927,496
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS	159,914	109,900
Cash	13,500	620
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	173,414	110,520
Total:
Mortgage-backed and GSE CRT securities	17,082,825	17,560,811
Loan participation interest	54,981	—
Cash	13,500	620
Total collateral pledged	17,151,306	17,561,431

Collateral Held	December 31, 2018	December 31, 2017
Interest Rate Swaps:
Cash	18,083	7,327
Non-cash collateral	—	—
Total collateral held	18,083	7,327

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
Secured Loans
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with FHLBI and FHFA rules. Collateral posted with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral or fund margin calls if the value of pledged assets declines.
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
Note 9 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, credit and foreign exchange rate risk primarily by managing the amount, sources, and duration of our investments, debt funding, and the use of derivative financial instruments. Specifically, we use derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

The following table summarizes changes in the notional amount of our derivative instruments during 2018:

$ in thousands	Notional Amount as of December 31, 2017	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2018
Interest Rate Swaps (1)	8,620,000	5,200,000	(1,450,000)	12,370,000
Futures Contracts	—	5,069,300	(3,379,400)	1,689,900
Currency Forward Contracts	76,859	208,727	(262,437)	23,149
Credit Derivatives	553,493	—	(26,581)	526,912
TBA Purchase Contracts	—	283,100	(283,100)	—
TBA Sale Contracts	—	(283,100)	283,100	—
Total	9,250,352	10,478,027	(5,118,418)	14,609,961

(1) Notional amount as of December 31, 2017 excludes $500.0 million of interest rate swaps with forward start dates

Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one month to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $25.8 million as a decrease (2017: $25.5 million as a decrease; 2016: $5.2 million as an increase) to interest expense for the year ended December 31, 2018. During the next 12 months, we estimate that $23.7 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2018, $99.6 million (December 31, 2017: $123.9 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income.

As of December 31, 2018, we had the following interest rate derivatives outstanding:

$ in thousands Counterparty	Index	Notional	Maturity Date	Fixed Interest Rate in Contract
CME Central Clearing	1-month LIBOR	1,500,000	11/19/2019	2.70%
LCH Central Clearing	1-month LIBOR	400,000	7/30/2020	2.69%
CME Central Clearing	1-month LIBOR	200,000	9/20/2020	2.79%
CME Central Clearing	1-month LIBOR	400,000	9/28/2020	2.72%
CME Central Clearing	1-month LIBOR	500,000	10/25/2020	2.90%
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.69%
CME Central Clearing	1-month LIBOR	300,000	2/5/2021	2.50%
CME Central Clearing	3-month LIBOR	500,000	5/24/2021	2.25%
Citibank, N.A.	1-month LIBOR	200,000	5/25/2021	2.83%
CME Central Clearing	3-month LIBOR	500,000	6/24/2021	2.44%
CME Central Clearing	1-month LIBOR	500,000	12/21/2021	2.60%
HSBC Bank USA, National Association	1-month LIBOR	550,000	2/24/2022	2.45%
CME Central Clearing	3-month LIBOR	1,000,000	6/9/2022	2.21%
CME Central Clearing	3-month LIBOR	1,000,000	8/14/2022	1.87%
The Royal Bank of Scotland Plc	1-month LIBOR	500,000	8/15/2023	1.98%
CME Central Clearing	1-month LIBOR	600,000	8/24/2023	2.88%
HSBC Bank USA, National Association	1-month LIBOR	500,000	12/15/2023	2.20%
CME Central Clearing	3-month LIBOR	450,000	1/12/2024	2.10%
CME Central Clearing	3-month LIBOR	450,000	1/25/2024	2.15%
LCH Central Clearing	3-month LIBOR	1,000,000	2/6/2025	2.77%
CME Central Clearing	3-month LIBOR	100,000	4/2/2025	2.04%
LCH Central Clearing	3-month LIBOR	220,000	8/31/2027	2.12%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.78%
CME Central Clearing	3-month LIBOR	250,000	5/24/2028	2.39%
LCH Central Clearing	1-month LIBOR	200,000	7/3/2028	2.78%
Total		12,370,000		2.46%

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
As of December 31, 2018 and December 31, 2017, we have no outstanding interest rate swaptions.

TBAs, Futures and Currency Forward Contracts
We purchase or sell certain TBAs and futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales of TBAs and futures contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. As of December 31, 2018, we did not have any forward contracts denominated in Pound Sterling (December 31, 2017: $49.7 million of notional amount of forward contracts denominated in Pound Sterling). As of December 31, 2018, we had $23.1 million (December 31, 2017: $27.2 million) of notional amount of forward contracts denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. As of December 31, 2018 and 2017, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2018	December 31, 2017
Fair value amount	22,771	45,400
Notional amount	526,912	553,493
Maximum potential amount of future undiscounted payments	526,912	553,493
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2018 and 2017.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2018	As of December 31, 2017		As of December 31, 2018	As of December 31, 2017
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	15,089	6,896	Interest Rate Swaps Liability	15,382	31,548
Futures	—	—	Futures	7,836	—
Currency Forward Contracts	—	—	Currency Forward Contracts	172	1,217
As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral. As a result of the rule change, cash collateral pledged on our centrally cleared interest rate swaps and futures contracts is settled against fair value of these swaps.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	22,478	(22,629)	(151)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	23,343	28,305	51,648

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(6,017)	24,343	42,817	61,143
The following tables summarize the effect of interest rate swaps, interest rate swaptions, futures contracts, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Future Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155

$ in thousands	Year ended December 31, 2016
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest expense	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(69,090)	(104,804)	100,503	(73,391)
Interest Rate Swaptions	(1,485)	—	1,485	—
Currency Forward Contracts	12,632	—	(2,056)	10,576
Total	(57,943)	(104,804)	99,932	(62,815)

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.
At December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $1.8 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted $1.6 million of Agency RMBS as of December 31, 2018. If we had breached any of these provisions at December 31, 2018, we could have been required to settle our obligations under the agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net liability of $13.2 million as of December 31, 2018.
We were in compliance with all of the financial provisions of these counterparty agreements as of December 31, 2018.

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2018 and December 31, 2017. As a result of rulebook changes governing central clearing activities effective January 3, 2017, the daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $13.2 million at December 31, 2018 related to centrally cleared interest rate swaps is not included in the table below as a result of this change.
Offsetting of Derivative Assets
As of December 31, 2018

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(3)	15,089	—	15,089	(433)	(14,656)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2018

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	10,239	—	10,239	(2,058)	(7,836)	345
Repurchase Agreements (4)	13,602,484	—	13,602,484	(13,602,484)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,262,723	—	15,262,723	(15,254,542)	(7,836)	345
Offsetting of Derivative Assets
As of December 31, 2017

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1)(3)	6,896	—	6,896	—	(6,896)	—
Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2017

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	22,445	—	22,445	(21,169)	(620)	656
Repurchase Agreements (4)	14,080,801	—	14,080,801	(14,080,801)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
	15,753,246	—	15,753,246	(15,751,970)	(620)	656

(1)
Amounts represent derivatives in an asset position that could potentially be offset against derivatives in a liability position at December 31, 2018 and December 31, 2017, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $159.9 million at December 31, 2018 (December 31, 2017: $109.9 million), of which $158.3 million (December 31, 2017: $86.2 million) relates to initial margin pledged on centrally cleared interest rate swaps and futures. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $18.1 million and $7.3 million at December 31, 2018 and December 31, 2017, respectively. Cash collateral pledged by us on our derivatives was $13.5 million and $620,000 at December 31, 2018 and December 31, 2017, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at December 31, 2018.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $15.0 billion and $15.5 billion at December 31, 2018 and December 31, 2017, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowing under secured loans was $1.9 billion and $1.9 billion at December 31, 2018 and December 31, 2017, respectively.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	17,373,871	22,771	—	17,396,642
Derivative assets	—	15,089	—	—	15,089
Other assets (4)	—	—	54,981	24,012	78,993
Total assets	—	17,388,960	77,752	24,012	17,490,724
Liabilities:
Derivative liabilities	7,836	15,554	—	—	23,390
Total liabilities	7,836	15,554	—	—	23,390

	December 31, 2017
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities(1) (2)	—	18,145,354	45,400	—	18,190,754
Derivative assets	—	6,896	—	—	6,896
Other assets(5)	3,979	—	—	25,972	29,951
Total assets	3,979	18,152,250	45,400	25,972	18,227,601
Liabilities:
Derivative liabilities	—	32,765	—	—	32,765
Total liabilities	—	32,765	—	—	32,765

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of December 31, 2018, the net embedded derivative asset position of $22.8 million includes $28.8 million of embedded derivatives in an asset position and $6.0 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative asset position of $45.4 million includes $46.5 million of embedded derivatives in an asset position and $1.1 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2018 and December 31, 2017, the weighted average remaining term of investments in unconsolidated ventures is 2.6 years and 1.9 years, respectively.

(4)
Includes $55.0 million of a loan participation interest as of December 31, 2018. The loan participation interest is transferable and bears interest at a variable rate based on LIBOR plus a spread and resets daily. There was no evidence that the interest rate spread on the loan participation interest did not approximate market comparables as of December 31, 2018. As a result, the cost of the loan participation interest approximates its fair value.

(5)	Includes $4.0 million of an investment in an exchange-traded fund as of December 31, 2017.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2018	December 31, 2017
Beginning balance	45,400	17,095
Unrealized gains/(losses), net (1)	(22,629)	28,305
Ending balance	22,771	45,400

(1)
Included in realized and unrealized credit derivative income (loss), net in the consolidated statements of operations are $22.6 million in net unrealized losses and $28.3 million in net unrealized gains attributable to assets still held as of December 31, 2018 and December 31, 2017, respectively.

The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

Year Ended
$ in thousands	December 31, 2018
Beginning balance	—
Purchases	54,981
Ending balance	54,981
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2018	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	22,771	Market Comparables, Vendor Pricing	Weighted average life	2.9 - 5.9 years	4.3 years

	Fair Value at
$ in thousands	December 31, 2017	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	45,400	Market Comparables, Vendor Pricing	Weighted average life	2.6 - 6.8 years	4.8 years
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Commercial loans, held-for-investment	31,582	31,826	191,808	191,930
Other assets	74,250	74,250	74,250	74,250
Total	105,832	106,076	266,058	266,180
Financial Liabilities:
Repurchase agreements	13,602,484	13,602,050	14,080,801	14,080,460
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	—	—	143,231	143,948
Total	15,252,484	15,252,050	15,874,032	15,874,408
The following describes our methods for estimating the fair value for financial instruments.

•
The estimated fair value of commercial loans held-for-investment is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on monthly basis by an independent third party valuation agent using a discounted cash flow technique.

•
The estimated fair value of FHLBI stock, included in "Other assets," is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at par. As a result, the cost of the FHLBI stock approximates its fair value.

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
Our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2018, we reimbursed our Manager $779,000 (2017: $801,000; 2016: $695,000) for costs of support personnel that are fully dedicated to our business.
We have invested $131.9 million as of December 31, 2018 (2017: $74.4 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our consolidated balance sheets.
We also pay our Manager a portion of the origination and commitment fees received from borrowers in connection with purchasing and originating commercial real estate loans. For the years ended December 31, 2018 and December 31, 2017, we did not receive any fees or pay our Manager any fees related to such transactions. For the year ended December 31, 2016, we paid our Manager $690,000 related to such transactions.

Management Fee
We pay our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception including proceeds from the issuance of OP Units to an affiliate of our Manager, plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholder's equity excludes (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
$ in thousands	2018	2017	2016
Incurred costs, prepaid or expensed	6,483	5,997	6,986
Incurred costs, charged against equity as a cost of raising capital	230	299	—
Incurred costs, capitalized to other assets	—	—	50
Total incurred costs, originally paid by our Manager	6,713	6,296	7,036
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
Common Stock
In December 2017, we entered into an equity distribution agreement with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of December 31, 2018, we have not sold any shares of common stock under the equity distribution agreement.
Redemption of OP Units and Repurchase of Shares Owned by Invesco
On November 30, 2018, we redeemed the OP Units held by a wholly-owned Invesco subsidiary for $21.8 million. We also repurchased 75,100 shares of common stock owned by Invesco for $1.1 million. The redemption price for the OP Units and common stock was equal to the market value of an equivalent number of shares of our registered common stock.
We accounted for the redemption of the OP Units as an equity transaction and did not recognize a gain or loss on the transaction. We reallocated the components of accumulated other comprehensive loss to us as summarized in the table below.
Share Repurchase Program
In December 2011, our board of directors approved a share repurchase program with no stated expiration date.
During the year ended December 31, 2018, we repurchased 75,100 shares of our common stock at a repurchase price of $15.23 per share for a net cost of $1.1 million as discussed above. We did not repurchase any shares of our stock during the year ended December 31, 2017. As of December 31, 2018, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the “Incentive Plan”). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. Unless terminated earlier, the Incentive Plan will terminate in 2019, but will continue to govern the unexpired awards. As of December 31, 2018, 761,746 shares of common stock remain available for future issuance under the Incentive Plan.
We recognized compensation expense of approximately $424,000 (2017: $453,000; 2016: $340,000) related to awards to our independent directors for the year ended December 31, 2018. During the year ended December 31, 2018, we issued 27,697 shares (2017: 25,006 shares; 2016: 25,068 shares) of common stock under the Incentive Plan to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $129,000 (2017: $138,000; 2016: $100,000) for the year ended December 31, 2018 related to restricted stock units awarded to employees of our Manager and its affiliates which is reimbursed by our Manager under the management agreement. At December 31, 2018, there was approximately $102,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 13 months.

The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2018.

	Year Ended December 31,
	2018
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the year	19,827	$14.35
Shares granted during the year	7,055	15.37
Shares forfeited during the year	(3,967)	14.56
Shares vested during the year	(11,864)	14.71
Unvested at the end of the year	11,051	$14.55

(1)	The grant date fair value of restricted stock unit awards is based on the closing market price of our common stock at the grant date.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") at December 31, 2018 and December 31, 2017, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(210,424)	—	(210,424)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	193,162	—	193,162
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(25,839)	(25,839)
Currency translation adjustments on investment in unconsolidated venture	(447)	—	—	(447)
Total other comprehensive income (loss), net	(447)	(17,262)	(25,839)	(43,548)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Other comprehensive income/(loss), net	(447)	(17,262)	(25,839)	(43,548)
Other comprehensive income/(loss) attributable to non-controlling interest	6	927	300	1,233
Rebalancing of ownership percentage of non-controlling interest	—	(1)	—	(1)
Purchase of OP units from non-controlling interest	7	812	1,281	2,100
AOCI balance at end of period	513	120,664	99,636	220,813

	December 31, 2017
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(9,885)	—	(9,885)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	1,508	—	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(25,544)	(25,544)
Currency translation adjustments on investment in unconsolidated venture	863	—	—	863
Total other comprehensive income (loss), net	863	(8,377)	(25,544)	(33,058)

AOCI balance at beginning of period	95	144,458	149,115	293,668
Other comprehensive income/(loss), net	863	(8,377)	(25,544)	(33,058)
Other comprehensive income/(loss) attributable to non-controlling interest	(11)	106	323	418
Rebalancing of ownership percentage of non-controlling interest	—	1	—	1
AOCI balance at end of period	947	136,188	123,894	261,029
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
Dividends
We declared the following dividends during 2018 and 2017:

Series A Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
December 14, 2018	$0.4844	January 25, 2019
September 14, 2018	$0.4844	October 25, 2018
June 15, 2018	$0.4844	July 25, 2018
March 15, 2018	$0.4844	April 25, 2018
2017
December 14, 2017	$0.4844	January 25, 2018
September 14, 2017	$0.4844	October 25, 2017
June 15, 2017	$0.4844	July 25, 2017
March 15, 2017	$0.4844	April 25, 2017

Series B Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
November 6, 2018	$0.4844	December 27, 2018
August 2, 2018	$0.4844	September 27, 2018
May 2, 2018	$0.4844	June 27, 2018
February 15, 2018	$0.4844	March 27, 2018
2017
September 14, 2017	$0.4844	December 27, 2017
June 15, 2017	$0.4844	September 27, 2017
March 15, 2017	$0.4844	June 27, 2017

Series C Preferred Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
November 6, 2018	$0.46875	December 27, 2018
August 2, 2018	$0.46875	September 27, 2018
May 2, 2018	$0.46875	June 27, 2018
February 15, 2018	$0.46875	March 27, 2018
2017
September 14, 2017	$0.68230	December 27, 2017

Common Stock	Dividends Declared Per Share
	Amount	Date of Payment
2018
December 14, 2018	$0.42	January 28, 2019
September 14, 2018	$0.42	October 26, 2018
June 15, 2018	$0.42	July 26, 2018
March 15, 2018	$0.42	April 26, 2018
2017
December 14, 2017	$0.42	January 26, 2018
September 14, 2017	$0.41	October 26, 2017
June 15, 2017	$0.40	July 26, 2017
March 15, 2017	$0.40	April 26, 2017

The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2018 and 2017.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2018(1)	1.937600	1.937600	—	—
Fiscal tax year 2017 (2)	1.937600	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2018	1.937600	1.937600	—	—
Fiscal tax year 2017	1.937600	1.937600	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2018	1.875000	1.875000	—	—
Fiscal tax year 2017	0.682290	0.682290	—	—

Common Stock Dividends
Fiscal tax year 2018	1.680000	1.378178	—	0.301822
Fiscal tax year 2017	1.630000	1.480040	—	0.149960

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 14, 2018 that has a record date of January 1, 2019. This dividend is a 2019 dividend for federal income tax purposes.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 14, 2017 that has a record date of January 1, 2018. This dividend is a 2018 dividend for federal income tax purposes.

Note 14 – Earnings per Common Share
Earnings per share for the years ended December 31, 2018, 2017 and 2016 is computed as follows:

$ and share amounts in thousands	Years Ended December 31,
	2018	2017	2016
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(115,216)	320,527	231,547
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	13,340	22,467
Income (loss) allocated to non-controlling interest	—	4,450	3,287
Dilutive net income (loss) available to stockholders	(115,216)	338,317	257,301
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	111,637	111,610	111,973
Effect of dilutive securities:
Restricted stock awards	—	20	20
Non-controlling interest OP Units	—	1,425	1,425
Exchangeable senior notes	—	9,986	16,836
Dilutive Shares	111,637	123,041	130,254
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.03)	2.87	2.07
Diluted	(1.03)	2.75	1.98

The following potential common shares were excluded from diluted earnings per share for the year ended December 31, 2018 as the effect would be anti-dilutive: 14,404 for restricted stock awards, 1,184,373 for the exchangeable senior notes and 1,300,068 for non-controlling interest.

Note 15 – Non-controlling Interest – Operating Partnership
Through November 30, 2018, non-controlling interest represented the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage was determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock (“Share” or “Shares”) or OP Units changed the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit was generally redeemable for cash or Shares at our option, it was deemed to be a Share equivalent. Therefore, such transactions were treated as capital transactions and resulted in a reallocation between stockholders’ equity and non-controlling interest in the accompanying consolidated balance sheets.
As of December 31, 2017, non-controlling interest related to the 1,425,000 OP Units outstanding represented a 1.3% interest in the Operating Partnership.
On November 30, 2018, we redeemed all of the OP Units held by the non-controlling interest holder for $21.8 million. The redemption price for the OP Units was equal to the market value of an equivalent number of shares of our registered common stock. The following table summarizes the effect of changes in our ownership interest in our Operating Partnership on our equity.

	Years ended December 31,
$ in thousands	2018	2017	2016
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)	348,607	254,411
Transfers from non-controlling interest:
Decrease in additional paid-in capital due to purchase of OP units	(798)	—	—
Net transfers from non-controlling interest	(798)	—	—
Change from net income (loss) attributable to Invesco Mortgage Capital Inc. common stockholders and transfers (to) from non-controlling interest	(71,588)	348,607	254,411
Prior to redemption of the OP Units, income was allocated to the non-controlling interest based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2018, 2017 and 2016

	Years ended December 31,
$ in thousands	2018	2017	2016
Net income (loss) allocated	254	4,450	3,287
Distributions paid	2,394	2,294	2,280
As of December 31, 2017, there were $598,500 of distributions payable to the non-controlling interest.

Note 16 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments as of December 31, 2018 are discussed below.
As discussed in Note 6 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. At December 31, 2018, our undrawn capital and purchase commitments were $10.0 million (2017: $10.2 million).
As discussed in Note 6 - "Other Assets", we have funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the two year term of the loan based upon the financing needs of the borrower. As of December 31, 2018, we have an unfunded commitment of $20.0 million.
As discussed in Note 5 - “Commercial Loans Held-for-Investment”, we purchase and originate commercial loans. As of December 31, 2018, we did not have any unfunded commitments on commercial loans held-for-investment (2017: $4.8 million).

We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries.  We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses under these contracts and expect the risk of loss to be remote.
Note 17 – Summarized Quarterly Results of Operations (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 18	Q3 18	Q2 18	Q1 18	Q4 17	Q3 17	Q2 17	Q1 17
Interest Income
Mortgage-backed and credit risk transfer securities	174,511	160,416	147,548	149,003	147,509	134,138	121,027	118,873
Commercial and other loans	1,593	1,672	4,051	4,222	5,472	6,251	6,021	5,764
Total interest income	176,104	162,088	151,599	153,225	152,981	140,389	127,048	124,637
Interest Expense
Repurchase agreements	91,057	81,763	69,389	59,585	51,955	45,907	36,072	29,947
Secured loans	10,565	9,490	8,471	6,927	5,878	5,544	4,535	3,413
Exchangeable senior notes	—	—	—	1,621	2,104	2,724	3,504	5,008
Total interest expense	101,622	91,253	77,860	68,133	59,937	54,175	44,111	38,368
Net interest income	74,482	70,835	73,739	85,092	93,044	86,214	82,937	86,269
Other income (loss)
Gain (loss) on investments, net	76,957	(207,910)	(36,377)	(160,370)	(17,153)	(11,873)	11,175	(1,853)
Equity in earnings of unconsolidated ventures	624	1,084	798	896	(47)	408	(154)	(1,534)
Gain (loss) on derivative instruments, net	(293,485)	87,672	67,169	133,367	64,251	1,955	(53,513)	5,462
Realized and unrealized credit derivative income (loss), net	(9,026)	4,975	735	3,165	13,220	(2,930)	21,403	19,955
Net loss on extinguishment of debt	—	—	—	(26)	(233)	(1,344)	(526)	(4,711)
Other investment income (loss), net	850	1,068	(2,160)	3,102	1,206	2,313	2,533	1,329
Total other income (loss)	(224,080)	(113,111)	30,165	(19,866)	61,244	(11,471)	(19,082)	18,648
Expenses	12,410	11,778	11,627	11,977	11,972	11,254	10,635	10,885
Net income (loss)	(162,008)	(54,054)	92,277	53,249	142,316	63,489	53,220	94,032
Net income (loss) attributable to non-controlling interest	(899)	(681)	1,163	671	1,794	800	670	1,186
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(161,109)	(53,373)	91,114	52,578	140,522	62,689	52,550	92,846
Dividends to preferred stockholders	11,106	11,107	11,106	11,107	3,086	13,562	5,716	5,716
Net income (loss) attributable to common stockholders	(172,215)	(64,480)	80,008	41,471	137,436	49,127	46,834	87,130
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.54)	(0.58)	0.72	0.37	1.23	0.44	0.42	0.78
Diluted	(1.54)	(0.58)	0.72	0.37	1.18	0.43	0.41	0.73
Note 18 – Subsequent Events
On February 7, 2019, we completed a public offering of 16,100,000 shares Common Stock at the price of $15.73 per share. Total net proceeds were approximately $249.7 million after deducting estimated offering expenses.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2018

$ in thousands
Asset Type	Property Type	Location	Interest Rate	Maturity Date (1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan	Hotel	TX	L+8.50%	2/28/2021	I	—	24,582	24,582		—
Mezzanine Loan	Multifamily	TX	L+7.75%	2/7/2019	I	—	7,000	7,000		—
							31,582	31,582	(3)	—

(1) Based on the contractual maturity date. Certain loans may contain either an option to repay or an option to extend beyond their contractual maturity dates as specified in the respective loan agreements.

(2) Interest ("I") only until stated maturity of the loan.
(3) The aggregate cost for federal income tax purposes is $31.6 million.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2018	2017		2016
Beginning balance							191,808	273,355		209,062
Additions:
Originations and purchases of new loans							1,677	4,799		87,474
Premium (discount) on new loans							—	—		(272)
Amortization of commercial loan origination fees and premium (discount)							91	337		302
Deductions:
Collection of principal							160,934	90,713		15,000
Loss on foreign currency revaluation							1,060	(4,030)		8,211
Ending balance							31,582	191,808		273,355

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 20, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 20, 2019
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 20, 2019
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 20, 2019
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 20, 2019
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 20, 2019
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 20, 2019
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 20, 2019
James R. Lientz, Jr.

By:	/s/ Dennis P. Lockhart	Director	February 20, 2019
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 20, 2019
Gregory G. McGreevey

By:	/s/ Colin D. Meadows	Director	February 20, 2019
Colin D. Meadows

