Form 10-Q
period 2019-03-31
Invesco Mortgage Capital Inc.
filed 2019-05-08
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-34385
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Maryland	26-2749336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800 Atlanta, Georgia	30309
(Address of Principal Executive Offices)	(Zip Code)
(404) 892-0896
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	IVR	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock	IVRpA	New York Stock Exchange
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock	IVRpB	New York Stock Exchange
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	IVRpC	New York Stock Exchange
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
As of April 30, 2019, there were 128,588,493 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	March 31, 2019	December 31, 2018
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $20,544,317 and $17,082,825, respectively)	21,127,598	17,396,642
Cash and cash equivalents	78,482	135,617
Restricted cash	5,025	—
Due from counterparties	13,000	13,500
Investment related receivable	70,789	66,598
Derivative assets, at fair value	26,580	15,089
Other assets	177,913	186,059
Total assets	21,499,387	17,813,505
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	16,824,387	13,602,484
Secured loans	1,650,000	1,650,000
Derivative liabilities, at fair value	8,463	23,390
Dividends and distributions payable	60,433	49,578
Investment related payable	222,500	132,096
Accrued interest payable	47,100	37,620
Collateral held payable	2,273	18,083
Accounts payable and accrued expenses	2,384	1,694
Due to affiliate	10,133	11,863
Total liabilities	18,827,673	15,526,808
Commitments and contingencies (See Note 14):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 128,267,497 and 111,584,996 shares issued and outstanding, respectively	1,282	1,115
Additional paid in capital	2,642,050	2,383,532
Accumulated other comprehensive income	277,182	220,813
Retained earnings (distributions in excess of earnings)	(812,124)	(882,087)
Total stockholders’ equity	2,671,714	2,286,697
Total liabilities and stockholders' equity	21,499,387	17,813,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	185,492	149,003
Commercial and other loans	1,582	4,222
Total interest income	187,074	153,225
Interest Expense
Repurchase agreements	101,875	59,585
Secured loans	11,144	6,927
Exchangeable senior notes	—	1,621
Total interest expense	113,019	68,133
Net interest income	74,055	85,092
Other Income (loss)
Gain (loss) on investments, net	268,382	(160,370)
Equity in earnings (losses) of unconsolidated ventures	692	896
Gain (loss) on derivative instruments, net	(201,460)	133,367
Realized and unrealized credit derivative income (loss), net	7,884	3,165
Net loss on extinguishment of debt	—	(26)
Other investment income (loss), net	1,029	3,102
Total other income (loss)	76,527	(19,866)
Expenses
Management fee – related party	9,534	10,221
General and administrative	2,258	1,756
Total expenses	11,792	11,977
Net income	138,790	53,249
Net income attributable to non-controlling interest	—	671
Net income attributable to Invesco Mortgage Capital Inc.	138,790	52,578
Dividends to preferred stockholders	11,107	11,107
Net income attributable to common stockholders	127,683	41,471
Earnings per share:
Net income attributable to common stockholders
Basic	1.05	0.37
Diluted	1.05	0.37
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2019	2018
Net income	138,790	53,249
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	52,349	(132,317)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	10,147	9,237
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(5,851)	(6,539)
Currency translation adjustments on investment in unconsolidated venture	(276)	312
Total other comprehensive income (loss)	56,369	(129,307)
Comprehensive income (loss)	195,159	(76,058)
Less: Comprehensive (income) loss attributable to non-controlling interest	—	959
Less: Dividends to preferred stockholders	(11,107)	(11,107)
Comprehensive income (loss) attributable to common stockholders	184,052	(86,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2019 and 2018
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697
Net income	—	—	—	—	—	—	—	—	—	—	138,790	138,790
Other comprehensive income	—	—	—	—	—	—	—	—	—	56,369	—	56,369
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	16,672,000	167	258,386	—	—	258,553
Stock awards	—	—	—	—	—	—	10,501	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(57,720)	(57,720)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	132	—	—	132
Balance at March 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	128,267,497	1,282	2,642,050	277,182	(812,124)	2,671,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
For the three months ended March 31, 2019 and 2018
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income	—	—	—	—	—	—	—	—	—	—	52,578	52,578	671	53,249
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(127,677)	—	(127,677)	(1,630)	(129,307)
Stock awards	—	—	—	—	—	—	12,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(46,887)	(46,887)	—	(46,887)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(599)	(599)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)	—	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	127	—	—	127	2	129
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	143	—	—	143	(143)	—
Balance at March 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,636,723	1,116	2,384,626	133,352	(584,750)	2,497,668	24,688	2,522,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2019	2018
Cash Flows from Operating Activities
Net income	138,790	53,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	3,185	12,663
Realized and unrealized (gain) loss on derivative instruments, net	205,969	(145,479)
Realized and unrealized (gain) loss on credit derivatives, net	(2,534)	2,468
(Gain) loss on investments, net	(268,382)	160,370
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(692)	(352)
Other amortization	(5,719)	(6,265)
Net loss on extinguishment of debt	—	26
(Gain) loss on foreign currency transactions, net	—	(1,800)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(10,015)	1,334
Increase in operating liabilities	7,758	562
Net cash provided by operating activities	68,360	76,776
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(4,340,536)	(298,859)
(Contributions to) distributions from investments in unconsolidated ventures, net	299	(1,532)
Change in other assets	1,154	—
Principal payments from mortgage-backed and credit risk transfer securities	300,222	488,123
Proceeds from sale of mortgage-backed and credit risk transfer securities	734,834	—
Settlement (termination) of futures, currency forwards and interest rate swaps, net	(232,387)	113,578
Net change in due from counterparties and collateral held payable	(14,060)	14,853
Principal payments from commercial loans held-for-investment	7,128	10,042
Origination and advances of commercial loans, net of origination fees	—	(698)
Net cash (used in) provided by investing activities	(3,543,346)	325,507
Cash Flows from Financing Activities
Proceeds from issuance of common stock	258,966	—
Proceeds from repurchase agreements	28,316,732	35,711,164
Principal repayments of repurchase agreements	(25,094,829)	(35,880,828)
Extinguishment of exchangeable senior notes	—	(143,433)
Payments of deferred costs	(21)	(76)
Payments of dividends and distributions	(57,972)	(58,587)
Net cash provided by (used in) financing activities	3,422,876	(371,760)
Net change in cash, cash equivalents and restricted cash	(52,110)	30,523
Cash, cash equivalents and restricted cash, beginning of period	135,617	89,001
Cash, cash equivalents and restricted cash, end of period	83,507	119,524
Supplement Disclosure of Cash Flow Information
Interest paid	109,392	73,811
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	62,496	(123,080)
Dividends and distributions declared not paid	60,433	50,199
Net change in investment related payable (receivable)	(95,250)	80,688
Offering costs not paid	(413)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company", "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities and other mortgage-related assets. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership") and have one operating segment. Prior to November 30, 2018, a wholly-owned subsidiary of Invesco owned 1.3% of the Operating Partnership. See Note 15 - "Non-Controlling Interest - Operating Partnership" of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding redemption of Operating Partnership Units ("OP Units") previously held by Invesco.
We primarily invest in:

•
Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae"), or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively "Agency CMBS");

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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and our controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Reclassifications
Our condensed consolidated balance sheet for the year ended December 31, 2018 presented in this Form 10-Q includes a reclassification of Commercial Loans, held-for-investment to Other assets to conform to our current period presentation. See Note 5 - "Other Assets" for further information.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018 except for the implementation of new accounting guidance for stock-based payments to non-employees discussed below.
Accounting Pronouncements Recently Adopted
Effective January 1, 2019, we adopted the accounting guidance that aligns the measurement and classification for stock-based payments to non-employees with the guidance for stock-based payments to employees. Under the new guidance, the measurement of equity-classified non-employee awards is fixed at the grant date. The implementation of the guidance did not have a material impact on our financial statements.
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
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2019 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,455,806	3,455,806
Non-Agency RMBS	1,186,896	1,186,896
Investments in unconsolidated ventures	24,129	24,129
Total	4,666,831	4,666,831
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 5 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of March 31, 2019 and December 31, 2018.

March 31, 2019
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	343,116	2,595	345,711	6,391	352,102	3.34%
30 year fixed-rate	12,264,517	386,145	12,650,662	65,974	12,716,636	3.66%
ARM*	6,215	184	6,399	5	6,404	3.64%
Hybrid ARM*	170,397	3,602	173,999	(478)	173,521	3.11%
Total Agency RMBS pass-through	12,784,245	392,526	13,176,771	71,892	13,248,663	3.64%
Agency-CMO (2)	913,574	(585,878)	327,696	(545)	327,151	3.65%
Agency CMBS	1,898,205	35,961	1,934,166	67,387	2,001,553	3.48%
Non-Agency CMBS (3)	4,127,880	(737,241)	3,390,639	65,167	3,455,806	5.08%
Non-Agency RMBS (4)(5)(6)	2,774,428	(1,700,612)	1,073,816	113,080	1,186,896	6.89%
GSE CRT (7)	823,578	19,823	843,401	64,128	907,529	3.16%
Total	23,321,910	(2,575,421)	20,746,489	381,109	21,127,598	4.01%
* Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of March 31, 2019 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 67.8% of principal/notional balance, 10.3% of amortized cost and 9.7% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 14.6% of principal/notional balance, 0.4% of amortized cost and 0.4% of fair value.

(4)
Non-Agency RMBS is 54.9% fixed rate, 39.7% variable rate, and 5.4% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying ARM and Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.

(5)	Of the total discount in non-Agency RMBS, $140.8 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 54.6% of principal/notional balance, 2.2% of amortized cost and 2.1% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2018
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	417,233	5,077	422,310	1,944	424,254	3.27%
30 year fixed-rate	9,599,301	298,693	9,897,994	(125,225)	9,772,769	3.55%
ARM	105,453	350	105,803	(56)	105,747	2.74%
Hybrid ARM	548,133	13,425	561,558	(7,357)	554,201	2.80%
Total Agency RMBS pass-through	10,670,120	317,545	10,987,665	(130,694)	10,856,971	3.49%
Agency-CMO (2)	907,862	(631,180)	276,682	(8,991)	267,691	3.61%
Agency CMBS	973,122	15,058	988,180	14,330	1,002,510	3.54%
Non-Agency CMBS (3)	4,024,715	(727,307)	3,297,408	(10,949)	3,286,459	5.05%
Non-Agency RMBS (4)(5)(6)	2,800,335	(1,748,223)	1,052,112	111,570	1,163,682	7.24%
GSE CRT (7)	738,529	21,259	759,788	59,541	819,329	3.10%
Total	20,114,683	(2,752,848)	17,361,835	34,807	17,396,642	4.00%

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2018 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 73.6% of principal (notional) balance, 13.5% of amortized cost and 12.4% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.0% of principal/notional balance, 0.4% of amortized cost and 0.5% of fair value.

(4)
Non-Agency RMBS is 43.5% variable rate, 50.7% fixed rate, and 5.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying ARM and Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.

(5)	Of the total discount in non-Agency RMBS, $145.6 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities, which represent 55.4% of principal/notional balance, 2.3% of amortized cost and 2.4% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2019 and December 31, 2018. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of March 31, 2019 and December 31, 2018, approximately 76% and 67%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	March 31, 2019			December 31, 2018
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	135,169	216,933	352,102	204,347	219,907	424,254
30 year fixed-rate	918,778	11,797,858	12,716,636	1,093,070	8,679,699	9,772,769
ARM	6,404	—	6,404	105,747	—	105,747
Hybrid ARM	141,320	32,201	173,521	521,199	33,002	554,201
Total RMBS Agency pass-through	1,201,671	12,046,992	13,248,663	1,924,363	8,932,608	10,856,971
Agency-CMO	166,730	160,421	327,151	168,385	99,306	267,691
Agency CMBS	—	2,001,553	2,001,553	—	1,002,510	1,002,510
Non-Agency CMBS	2,144,187	1,311,619	3,455,806	2,153,403	1,133,056	3,286,459
Non-Agency RMBS	916,158	270,738	1,186,896	961,445	202,237	1,163,682
GSE CRT	579,142	328,387	907,529	586,231	233,098	819,329
Total	5,007,888	16,119,710	21,127,598	5,793,827	11,602,815	17,396,642

The components of the carrying value of our MBS and GSE CRT portfolio at March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	20,734,762	2,587,148	23,321,910
Unamortized premium	488,161	—	488,161
Unamortized discount	(545,248)	(2,518,334)	(3,063,582)
Gross unrealized gains (1)	447,903	5,613	453,516
Gross unrealized losses (1)	(67,022)	(5,385)	(72,407)
Fair value	21,058,556	69,042	21,127,598

	December 31, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/ notional balance	17,442,367	2,672,316	20,114,683
Unamortized premium	395,907	—	395,907
Unamortized discount	(549,988)	(2,598,767)	(3,148,755)
Gross unrealized gains (1)	238,579	7,448	246,027
Gross unrealized losses (1)	(204,664)	(6,556)	(211,220)
Fair value	17,322,201	74,441	17,396,642

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2019 and 2018 is provided below within this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2019 and December 31, 2018.

$ in thousands	March 31, 2019	December 31, 2018
Less than one year	49,768	110,020
Greater than one year and less than five years	5,188,229	3,508,100
Greater than or equal to five years	15,889,601	13,778,522
Total	21,127,598	17,396,642

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.
March 31, 2019

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	8,398	(28)	21	35,070	(165)	25	43,468	(193)	46
30 year fixed-rate	1,286	(11)	4	4,448,849	(50,925)	146	4,450,135	(50,936)	150
ARM	—	—	—	2,760	(60)	2	2,760	(60)	2
Hybrid ARM	3,059	(6)	1	101,210	(1,595)	24	104,269	(1,601)	25
Total Agency RMBS pass-through (1)	12,743	(45)	26	4,587,889	(52,745)	197	4,600,632	(52,790)	223
Agency-CMO (2)	9,749	(3,276)	16	109,177	(3,380)	20	118,926	(6,656)	36
Non-Agency CMBS (3)	94,622	(538)	9	478,174	(10,226)	41	572,796	(10,764)	50
GSE CRT (4)	62,965	(381)	4	—	—	—	62,965	(381)	4
Non-Agency RMBS (5)	63,102	(1,225)	13	93,291	(591)	15	156,393	(1,816)	28
Total	243,181	(5,465)	68	5,268,531	(66,942)	273	5,511,712	(72,407)	341

(1)	Includes Agency RMBS with a fair value of $4.2 billion for which the fair value option has been elected. Such securities have unrealized losses of $47.0 million.

(2)
Includes Agency IO and Agency-CMO with fair value of $13.9 million and $17.9 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $4.6 million and $64,000, respectively.

(3)	Includes non-Agency CMBS with a fair value of $323.9 million for which the fair value option has been elected. Such securities have unrealized losses of $3.1 million.

(4)	Fair value option has been elected for all GSE CRT that are in an unrealized loss position.

(5)
Includes non-Agency RMBS and non-Agency IO with a fair value of $6.1 million and $4.9 million, respectively for which the fair value option has been elected. Such securities have unrealized losses of $223,000 and $821,000, respectively.

December 31, 2018

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	86,241	(814)	50	16,660	(189)	22	102,901	(1,003)	72
30 year fixed-rate	3,966,347	(49,182)	158	2,846,090	(94,716)	95	6,812,437	(143,898)	253
ARM	2,632	(28)	1	49,954	(785)	10	52,586	(813)	11
Hybrid ARM	6,758	(59)	2	453,463	(8,390)	71	460,221	(8,449)	73
Total Agency RMBS pass-through (1)	4,061,978	(50,083)	211	3,366,167	(104,080)	198	7,428,145	(154,163)	409
Agency-CMO (2)	152,962	(6,315)	34	101,705	(5,100)	19	254,667	(11,415)	53
Non-Agency CMBS (3)	1,214,691	(17,778)	94	659,298	(25,381)	52	1,873,989	(43,159)	146
Non-Agency RMBS (4)	87,850	(1,152)	19	89,265	(1,138)	16	177,115	(2,290)	35
GSE CRT(5)	9,639	(193)	1	—	—	—	9,639	(193)	1
Total	5,527,120	(75,521)	359	4,216,435	(135,699)	285	9,743,555	(211,220)	644

(1)	Includes Agency RMBS with a fair value of $6.1 billion for which the fair value option has been elected. Such securities have unrealized losses of $130.2 million.

(2)
Includes Agency IO and Agency-CMO with fair value of $21.8 million and $66.0 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $6.3 million and $845,000, respectively.

(3)	Includes non-Agency CMBS with a fair value of $831.3 million for which the fair value option has been elected. Such securities have unrealized losses of $26.3 million.

(4)
Includes non-Agency RMBS and non-Agency IO with a fair value of $6.2 million and $3.7 million for which the fair value option has been elected. Such securities have unrealized losses of $79,000 and $269,000, respectively.

(5)	Fair value option has been elected for all GSE CRT that are in an unrealized loss position.
Gross unrealized losses on our Agency RMBS, Agency CMBS, GSE CRT and CMO were $55.3 million at March 31, 2019 (December 31, 2018: $159.3 million). Due to the inherent credit quality of Agency RMBS, Agency CMBS and Agency-CMO, we determined that at March 31, 2019 and December 31, 2018, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS and non-Agency CMBS were $17.1 million at March 31, 2019 (December 31, 2018: $51.9 million). We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment ("OTTI").
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
The following table summarizes OTTI included in earnings for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in thousands	2019	2018
RMBS interest-only securities	1,463	4,309
Non-Agency RMBS (1)	313	50
Total	1,776	4,359

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option. As of March 31, 2019, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands	2019	2018
Gross realized gains on sale of investments	1,202	—
Gross realized losses on sale of investments	(12,317)	(9,237)
Other-than-temporary impairment losses	(1,776)	(4,359)
Net unrealized gains and losses on MBS accounted for under the fair value option	280,039	(147,195)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	1,234	434
Net unrealized gains and losses on trading securities	—	(13)
Total gain (loss) on investments, net	268,382	(160,370)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2019 and 2018. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and Agency CMBS	130,197	(12,725)	117,472
Non-Agency CMBS	38,830	3,031	41,861
Non-Agency RMBS	14,267	3,922	18,189
GSE CRT	8,596	(1,178)	7,418
Other	552	—	552
Total	192,442	(6,950)	185,492
For the three months ended March 31, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS and Agency CMBS	108,317	(23,222)	85,095
Non-Agency CMBS	37,293	1,426	38,719
Non-Agency RMBS	14,012	5,177	19,189
GSE CRT	6,525	(697)	5,828
Other	172	—	172
Total	166,319	(17,316)	149,003

Note 5 – Other Assets
The following table summarizes our other assets as of March 31, 2019 and December 31, 2018.

$ in thousands	March 31, 2019	December 31, 2018
FHLBI stock	74,250	74,250
Loan participation interest	53,827	54,981
Commercial loans, held-for-investment	24,454	31,582
Investments in unconsolidated ventures	24,129	24,012
Prepaid expenses and other assets	1,253	1,234
Total	177,913	186,059
IAS Services LLC, our wholly-owned captive insurance subsidiary, is required to purchase and hold Federal Home Loan Bank of Indianapolis ("FHLBI") stock as a condition of membership in the FHLBI. The stock is recorded at cost.
In August 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights. The loan has a two year term subject to a one year extension at the borrower's option. The participation interest bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 6.14% as of March 31, 2019 and 6.06% as of December 31, 2018. We elected to account for the investment using the fair value option. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our unfunded commitment on this loan participation interest.
As of March 31, 2019, our commercial loan portfolio consisted of one commercial loan with a weighted average maturity of 1.9 years (December 31, 2018: two commercial loans with a weighted average maturity of 1.7 years). The loans had a weighted average coupon rate of 10.99% as of March 31, 2019 and 10.69% as of December 31, 2018. The loans were not impaired, and we have not recorded an allowance for loan losses as of March 31, 2019 and December 31, 2018 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements and secured loans. The following tables summarize certain characteristics of our borrowings at March 31, 2019 and December 31, 2018. Refer to Note 7 - "Collateral Positions" for collateral pledged under our repurchase agreements and secured loans.

$ in thousands	March 31, 2019
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,868,925	2.68%	67
Agency CMBS	1,639,097	2.67%	72
Non-Agency CMBS	1,642,106	3.57%	18
Non-Agency RMBS	887,186	3.46%	25
GSE CRT	746,703	3.49%	20
Loan participation interest	40,370	4.09%	515
Total Repurchase Agreements	16,824,387	2.85%	59
Secured Loans	1,650,000	2.76%	1862
Total Borrowings	18,474,387	2.84%	220

$ in thousands	December 31, 2018
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,529,352	2.56%	36
Agency CMBS	810,450	2.53%	31
Non-Agency CMBS	1,616,473	3.56%	19
Non-Agency RMBS	923,959	3.60%	26
GSE CRT	681,014	3.48%	21
Loan participation interest	41,236	4.09%	605
Total Repurchase Agreements	13,602,484	2.80%	34
Secured Loans	1,650,000	2.68%	1952
Total Borrowings	15,252,484	2.79%	242

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	March 31, 2019
4/1/2019 - 3/31/2020	17,084,017
4/1/2020 - 3/31/2021	140,370
4/1/2021 - 3/31/2022	—
4/1/2022 - 3/31/2023	—
4/1/2023 - 3/31/2024	—
Thereafter	1,250,000
Total	18,474,387

Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities ranging from one month to six months. Our repurchase agreement that is collateralized by a loan participation interest bears interest at a floating rate based on LIBOR plus a spread and matures on August 27, 2020. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at March 31, 2019.
Our repurchase agreement collateral ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/Amount Outstanding) was 110% as of March 31, 2019 (December 31, 2018: 111%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of March 31, 2019, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2019, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.70% and a weighted average maturity of 5.1 years.
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
As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of March 31, 2019 and December 31, 2018. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared swaps, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on futures contracts is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held on bilateral swaps that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2019 and December 31, 2018, we did not recognize any non-cash collateral held.

$ in thousands	As of
Collateral Pledged	March 31, 2019	December 31, 2018
Repurchase Agreements:
Agency RMBS	12,575,947	10,158,404
Agency CMBS	1,763,779	870,702
Non-Agency CMBS	2,072,829	2,016,202
Non-Agency RMBS	1,079,223	1,127,911
GSE CRT	907,529	819,328
Loan participation interest	53,827	54,981
Total repurchase agreements collateral pledged	18,453,134	15,047,528
Secured Loans:
Agency RMBS	686,656	702,952
Non-Agency CMBS	1,260,396	1,227,412
Total secured loans collateral pledged	1,947,052	1,930,364
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS	197,958	159,914
Cash (1)	18,025	13,500
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	215,983	173,414

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	20,544,317	17,082,825
Loan participation interest	53,827	54,981
Cash	18,025	13,500
Total collateral pledged	20,616,169	17,151,306

	As of
Collateral Held	March 31, 2019	December 31, 2018
Interest Rate Swaps:
Cash	2,273	18,083
Non-cash collateral	—	—
Total collateral held	2,273	18,083
(1) Includes restricted cash of $5,025,000 pledged as collateral on centrally cleared swaps.

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
Interest Rate Swaps
Collateral pledged with our interest rate swap counterparties is segregated in our books and records. We have two types of interest rate swap agreements: bilateral interest rate swaps that are governed by an International Swaps and Derivatives Association ("ISDA") agreement and interest rate swaps that are centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). Interest rate swaps that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps change.
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

Currency Forward Contracts
Collateral pledged with our currency forward counterparty is segregated in our books and records. Our currency forward contract provides for bilateral collateral pledging based on market value as determined by the counterparty and can be in the form of cash or securities. Our counterparty has the right to repledge the collateral posted, but has the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the currency forward contract changes.

Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2019:

$ in thousands	Notional Amount as of December 31, 2018	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2019
Interest Rate Swaps	12,370,000	4,575,000	(4,050,000)	12,895,000
Futures Contracts	1,689,900	1,586,400	(1,689,900)	1,586,400
Currency Forward Contracts	23,149	25,534	(23,149)	25,534
Credit Derivatives	526,912	—	(9,378)	517,534
Total	14,609,961	6,186,934	(5,772,427)	15,024,468
Refer to Note 7 - "Collateral Positions" for further information regarding our collateral pledged to and received from our interest rate swap counterparties.
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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $5.9 million as a decrease (March 31, 2018: $6.5 million as a decrease) to interest expense for the three months ended March 31, 2019. During the next 12 months, we estimate that $23.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2019, $93.8 million (December 31, 2018: $99.6 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified to interest expense over a period of time through December 15, 2023.

As of March 31, 2019 and December 31, 2018, we had the following interest rate swaps outstanding:

$ in thousands	As of March 31, 2019
Maturities	Notional Amount(1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,000,000	2.72%	2.50%	1.4
2021	2,800,000	2.49%	2.54%	2.2
2022	2,550,000	2.13%	2.61%	3.2
2023	1,500,000	2.21%	2.48%	4.3
2024	1,600,000	2.27%	2.65%	4.8
Thereafter	3,445,000	2.46%	2.52%	7.8
Total	12,895,000	2.37%	2.55%	4.4

$ in thousands	As of December 31, 2018
Maturities	Notional Amount(2)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2019	1,500,000	2.70%	2.47%	0.9
2020	1,500,000	2.78%	2.51%	1.7
2021	2,300,000	2.51%	2.58%	2.5
2022	2,550,000	2.13%	2.65%	3.4
2023	1,600,000	2.39%	2.47%	4.7
Thereafter	2,920,000	2.47%	2.55%	6.8
Total	12,370,000	2.46%	2.55%	3.7

(1)
Notional amount includes $8.4 billion of interest rate swaps that receive variable payments based on 1-month LIBOR and $4.5 billion of interest rate swaps that receive variable payments based on 3-month LIBOR as of March 31, 2019.

(2)
Notional amount includes $6.7 billion of interest rate swaps that receive variable payments based on 1-month LIBOR and $5.7 billion of interest rate swaps that receive variable payments based on 3-month LIBOR as of December 31, 2018.

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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of March 31, 2019, we had $25.5 million (December 31, 2018: $23.1 million) of notional amount of currency forward contracts denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At March 31, 2019 and December 31, 2018, terms of the GSE CRT embedded derivatives are:

$ in thousands	March 31, 2019	December 31, 2018
Fair value amount	25,305	22,771
Notional amount	517,534	526,912
Maximum potential amount of future undiscounted payments	517,534	526,912

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2019	As of December 31, 2018		As of March 31, 2019	As of December 31, 2018
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	21,161	15,089	Interest Rate Swaps Liability	8,463	15,382
Currency Forward Contracts	311	—	Currency Forward Contracts	—	172
Futures Contracts	5,108	—	Futures Contracts	—	7,836
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

$ in thousands	Three months ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,350	2,534	7,884

$ in thousands	Three months ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,633	(2,468)	3,165

The following table summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

$ in thousands	Three Months Ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(165,884)	4,509	12,991	(148,384)
Futures Contracts	(66,688)	—	12,944	(53,744)
Currency Forward Contracts	185	—	483	668
Total	(232,387)	4,509	26,418	(201,460)

$ in thousands	Three Months Ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	122,273	(12,112)	32,374	142,535
Futures Contracts	(5,277)	—	(1,612)	(6,889)
Currency Forward Contracts	(3,418)	—	1,139	(2,279)
Total	113,578	(12,112)	31,901	133,367

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $8.4 million. We have minimum collateral posting thresholds with certain of our bilateral derivative counterparties and were required to pledge $12.1 million of collateral with these counterparties as of March 31, 2019. If we had breached any of these provisions at March 31, 2019, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net asset of $17.8 million as of March 31, 2019.
We were in compliance with all of the financial provisions of these counterparty agreements as of March 31, 2019.
Note 9 – Offsetting Assets and Liabilities
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of March 31, 2019, our derivative asset of $17.8 million (December 31, 2018: derivative liability of $13.2 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
Offsetting of Derivative Assets
As of March 31, 2019

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	8,742	—	8,742	—	(2,201)	6,541

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of March 31, 2019

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	8,463	—	8,463	(8,463)	—	—
Repurchase Agreements (4)	16,824,387	—	16,824,387	(16,824,387)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	18,482,850	—	18,482,850	(18,482,850)	—	—
Offsetting of Derivative Assets
As of December 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	15,089	—	15,089	(433)	(14,656)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	10,239	—	10,239	(2,058)	(7,836)	345
Repurchase Agreements (4)	13,602,484	—	13,602,484	(13,602,484)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,262,723	—	15,262,723	(15,254,542)	(7,836)	345

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at March 31, 2019 and December 31, 2018, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $198.0 million (December 31, 2018: $159.9 million) at March 31, 2019, of which $164.8 million (December 31, 2018: $158.3 million) relates to initial margin pledged on centrally cleared interest rate swaps. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $2.3 million and $18.1 million at March 31, 2019 and December 31, 2018, respectively. Cash collateral pledged by us on our futures contracts and interest rate swaps were $18.0 million and $13.5 million at March 31, 2019 and December 31, 2018, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at March 31, 2019 and December 31, 2018, respectively.

(4)	The fair value of securities pledged against our borrowing under repurchase agreements was $18.5 billion and $15.0 billion at March 31, 2019 and December 31, 2018, respectively.

(5)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at March 31, 2019 and December 31, 2018, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,102,293	25,305	—	21,127,598
Derivative assets	5,108	21,472	—	—	26,580
Other assets (4)	—	—	53,827	24,129	77,956
Total assets	5,108	21,123,765	79,132	24,129	21,232,134
Liabilities:
Derivative liabilities	—	8,463	—	—	8,463
Total liabilities	—	8,463	—	—	8,463

	December 31, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	17,373,871	22,771	—	17,396,642
Derivative assets	—	15,089	—	—	15,089
Other assets (4)	—	—	54,981	24,012	78,993
Total assets	—	17,388,960	77,752	24,012	17,490,724
Liabilities:
Derivative liabilities	7,836	15,554	—	—	23,390
Total liabilities	7,836	15,554	—	—	23,390

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2019, the net embedded derivative asset position of $25.3 million includes $30.2 million of embedded derivatives in an asset position and $4.9 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative asset position of $22.8 million includes $28.8 million of embedded derivatives in an asset position and $6.0 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2019 and December 31, 2018, the weighted average remaining term of our investments in unconsolidated ventures is 2.8 and 2.6 years, respectively.

(4)
Includes $53.8 million and $55.0 million of a loan participation interest as of March 31, 2019 and December 31, 2018, respectively. The loan participation interest is transferable and bears interest at a variable rate based on LIBOR plus a spread and resets daily. As a result, the cost of the loan participation interest approximates its fair value.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,
$ in thousands	2019	2018
Beginning balance	22,771	45,400
Unrealized credit derivative gains (losses), net	2,534	(2,468)
Ending balance	25,305	42,932
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

Three Months Ended March 31,
$ in thousands	2019
Beginning balance	54,981
Advances	577
Repayments	(1,731)
Ending balance	53,827
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2019	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	25,305	Market Comparables, Vendor Pricing	Weighted average life	2.5 - 5.6 years	4.0 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2018	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	22,771	Market Comparables, Vendor Pricing	Weighted average life	2.9 - 5.9 years	4.3 years
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	24,454	24,732	31,582	31,826
FHLBI stock	74,250	74,250	74,250	74,250
Total	98,704	98,982	105,832	106,076
Financial Liabilities
Repurchase agreements	16,824,387	16,825,642	13,602,484	13,602,050
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Total	18,474,387	18,475,642	15,252,484	15,252,050
The following describes our methods for estimating the fair value for financial instruments not carried at fair value on the condensed consolidated balance sheets.

•
The estimated fair value of commercial loans held-for-investment, included in "Other assets" on our condensed consolidated balance sheets, is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on a monthly basis by an independent third party valuation agent using a discounted cash flow technique.

•
The estimated fair value of FHLBI stock, included in "Other assets" on our condensed consolidated balance sheets, is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at par. As a result, the cost of the FHLBI stock approximates its fair value.

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

Note 11 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2019, we reimbursed our Manager $183,000 (March 31, 2018: $214,000) for costs of support personnel that are fully dedicated to our business.
We have invested $62.0 million as of March 31, 2019 (December 31, 2018: $131.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets.
Management Fee Expense
We pay our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity is equal to the sum of the net proceeds from all issuances of equity securities since inception including proceeds from the issuance of operating partnership units to an affiliate of our Manager, plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount paid to repurchase common stock since inception. Stockholders equity excludes (i) any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that relate to the investments for which market movement is accounted for in other comprehensive income; provided, however, that such adjustment shall not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands	2019	2018
Incurred costs, prepaid or expensed	1,604	1,492
Incurred costs, charged against equity as a cost of raising capital	320	165
Total incurred costs, originally paid by our Manager	1,924	1,657
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
In March 2019, we entered into an equity distribution agreement with a placement agent under which we may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). As of March 31, 2019, we have not sold any shares of preferred stock under the equity distribution agreement.

Common Stock
On February 7, 2019, we completed a public offering of 16,100,000 shares of common stock at the price of $15.73 per share. Total net proceeds were approximately $249.5 million after deducting estimated offering costs.
In March 2019, we amended our equity distribution agreement, dated December 18, 2017, with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2019, we issued 572,000 shares of common stock under the equity distribution agreement for proceeds of $9.1 million, net of approximately $193,000 in commissions and fees.
Share Repurchase Program
During the three months ended March 31, 2019 and 2018, we did not repurchase any shares of our common stock. As of March 31, 2019, we had authority to purchase 18,239,082 shares of our common stock through our share repurchase program.
Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. As of March 31, 2019, 748,492 shares of common stock remain available for future issuance under the Incentive Plan. The Incentive Plan was scheduled to terminate on June 30, 2019 but was amended and restated as of May 3, 2019 extending the term an additional ten years. See Note 15 - "Subsequent Events" for a description of the amended Incentive Plan terms.
We recognized compensation expense of approximately $113,000 (March 31, 2018: $93,000) for shares issued to our independent directors under the Incentive Plan for the three months ended March 31, 2019. During the three months ended March 31, 2019 and 2018, we issued 7,065 shares and 7,177 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $19,000 (March 31, 2018: $14,000) for the three months ended March 31, 2019 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At March 31, 2019, there was approximately $185,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 24 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2019.

	Three Months Ended March 31,
	2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	11,051	$14.55
Shares granted during the period	6,189	15.92
Shares vested during the period	(4,720)	14.48
Unvested at the end of the period	12,520	$15.25

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2019 and 2018. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended March 31, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	52,349	—	52,349
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	10,147	—	10,147
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,851)	(5,851)
Currency translation adjustments on investment in unconsolidated venture	(276)	—	—	(276)
Total other comprehensive income (loss)	(276)	62,496	(5,851)	56,369

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income (loss)	(276)	62,496	(5,851)	56,369
AOCI balance at end of period	237	183,160	93,785	277,182

	Three Months Ended March 31, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(132,317)	—	(132,317)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,237	—	9,237
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,539)	(6,539)
Currency translation adjustments on investment in unconsolidated venture	312	—	—	312
Total other comprehensive income (loss)	312	(123,080)	(6,539)	(129,307)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income (loss)	312	(123,080)	(6,539)	(129,307)
Other comprehensive income/(loss) attributable to non-controlling interest	(4)	1,552	82	1,630
AOCI balance at end of period	1,255	14,660	117,437	133,352

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
We declared the following dividends during the three months ended March 31, 2019 and 2018:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
March 18, 2019	0.4844	2,713	April 25, 2019
2018
March 15, 2018	0.4844	2,713	April 25, 2018

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
February 14, 2019	0.4844	3,003	March 27, 2019
2018
February 15, 2018	0.4844	3,003	March 27, 2018

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
February 14, 2019	0.46875	5,391	March 27, 2019
2018
February 15, 2018	0.46875	5,391	March 27, 2018

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2019
March 18, 2019	0.45	57,720	April 26, 2019
2018
March 15, 2018	0.42	46,887	April 26, 2018

Note 13 – Earnings per Common Share
Earnings per share for the three months ended March 31, 2019 and 2018 is computed as follows:

	Three Months Ended March 31,
In thousands except per share amounts	2019	2018
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	127,683	41,471
Effect of dilutive securities:
Income allocated to exchangeable senior notes	—	1,621
Income allocated to non-controlling interest	—	671
Dilutive net income available to stockholders	127,683	43,763
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	121,098	111,629
Effect of dilutive securities:
Restricted stock awards	12	20
Non-controlling interest OP units	—	1,425
Exchangeable senior notes	—	4,803
Dilutive Shares	121,110	117,877
Earnings per share:
Net income attributable to common stockholders
Basic	1.05	0.37
Diluted	1.05	0.37

Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2019 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2019 and December 31, 2018, our undrawn capital and purchase commitments were $7.6 million and $10.0 million, respectively.
As discussed in Note 5 - "Other Assets", we have funded our portion of a commitment in a loan participation. The remainder of our commitment will be funded over the two year term of the loan based upon the financing needs of the borrower. As of March 31, 2019, we have an unfunded commitment of $21.2 million.
As discussed in Note 12 - "Stockholders' Equity", we have programs under which we may sell shares of our common and preferred stock from time to time in at-the-market or privately negotiated transactions. As of March 31, 2019, we had committed to sell 90,000 shares of common stock at an average price of $15.83 per share for total proceeds of $1.4 million, net of approximately $30,000 in commissions and fees that settled in April 2019.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Note 15 – Subsequent Events
On May 3, 2019, our shareholders approved the 2009 Equity Incentive Plan (the "Incentive Plan") as amended and restated. Under the amended and restated Incentive Plan, the number of shares of common stock available for issuance to our independent directors and officers and employees of our Manager and its affiliates was reduced to 200,000, and the term of the Incentive Plan was extended for an additional ten years.

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

•
general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, mortgage loan modification programs, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and the continuation of re-investment of principal payments, and our ability to respond to and comply with such actions, initiatives and changes;

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected investments;

•	our expected book value per common share;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•	our ability to maintain sufficient liquidity to meet any margin calls;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively "Agency CMBS");

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
Capital Activities
On February 7, 2019, we completed a public offering of 16,100,000 shares of common stock at the price of $15.73 per share. Total net proceeds were approximately $249.5 million after deducting estimated offering expenses.
In March 2019, we amended our equity distribution agreement, dated December 17, 2019, with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2019, we issued 572,000 shares of common stock under the equity distribution agreement for proceeds of $9.1 million, net of commissions and fees.
On March 18, 2019, we declared the following dividends:

•	a dividend of $0.45 per share of common stock paid on April 26, 2019 to stockholders of record as of the close of business on March 29, 2019; and

•	a dividend of $0.4844 per share of Series A Preferred Stock paid on April 25, 2019 to stockholders of record as of the close of business on April 1, 2019.
On February 14, 2019, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock paid on March 27, 2019 to stockholders of record as of the close of business on March 5, 2019; and

•	a dividend of $0.46875 per share of Series C Preferred Stock paid on March 27, 2019 to stockholders of record as of the close of business on March 5, 2019.
During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.
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
Financial conditions eased significantly during the first quarter of 2019, sharply reversing the tightening trend we experienced during the final months of 2018. Volatility fell across the fixed income and equity markets as investors became more supportive of risk assets and financial markets rebounded from the lows of late December 2018. Equity markets had a strong start to 2019, as the S&P 500 Index returned over 13% during the first quarter, while the NASDAQ returned over 16%. Investor sentiment was bolstered as the Federal Open Market Committee (“FOMC”) signaled that they likely would not raise the Federal Funds rate in the coming quarters. Commodity prices rebounded along with equities, as the CRB Commodity Price Index increased by 8.2% during the first quarter and WTI Crude increased by 29.3%.
The U.S. economy appears to be growing at a moderate pace, and the labor market remains positive. Monthly gains in Nonfarm Payrolls averaged 180,000 for the first quarter, slowing from the 2018 average of 223,000. The unemployment rate remained close to multi-year lows at 3.8%. The consensus forecast for GDP growth in 2019 is 2.4%, with the consensus estimates for 2020 and 2021 at 1.9% and 1.8%, respectively.
Inflation remained subdued, with the U.S. Personal Consumption Expenditure Core Price Index remaining below the Federal Reserve’s inflation target of 2% in January. Implied breakeven rates on Treasury Inflation Protected securities, which reflect the markets' expectation of future inflation rates, rose during the quarter, with the implied 2- and 5-year inflation rates ending the first quarter at 1.83% and 1.79%, respectively. The FOMC did not take any action during its January and March meetings, and communication out of the central bank caused market expectations for further FOMC policy action to readjust once again. Over the course of the first quarter, the pricing of federal funds futures contracts went from implying no policy action during 2019 to implying one cut in each of 2019 and 2020. This caused Treasury rates to fall across the maturity spectrum, with the 2-year Treasury rate ending the first quarter down 25 basis points at 2.26% and 10-year Treasury rates falling 28 basis points to 2.41%.
Mortgage-backed securities performed well during the first quarter of 2019. Agency mortgages outperformed similar duration Treasuries during the quarter, with agency pools backed by collateral that offered protection against prepayment risk performing particularly well. The outlook for Agency RMBS is mixed, as prepayment risk is expected to increase in the coming quarters due to the seasonal impact of housing activity and the increase in refinance activity given lower mortgage rates. However, the shift in monetary policy by the Federal Reserve has reduced volatility and funding costs, providing a favorable environment for the sector. Beginning in October of this year, the Federal Reserve will begin reinvesting paydowns from the MBS portion of their balance sheet into Treasuries, which should produce a modest headwind for the sector as the balance sheet slowly shifts into an all-Treasury portfolio.
During the first quarter, spreads (defined as the yield in excess of risk-free rates) on Agency CMBS, non-Agency CMBS and GSE CRT securities tightened steadily as volatility fell and investor’s risk appetites returned. Fundamentals in both commercial and residential housing remain solid, lending further support to asset prices. Financing markets remained accommodative and repurchase agreement rates settled down after experiencing typical year end bank balance sheet pressures.
We expect the U.S. will continue to experience moderate, albeit slowing, economic growth, and that core inflation will remain close to the Federal Reserve’s policy objective of 2%. Other concerns include the actions of central banks and their impact on the global economy, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve, which may affect their funding methods and lending practices. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.
Proposed Changes to LIBOR
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the "FCA" ), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021.  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.
We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.  However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Investment Activities
The table below shows the allocation of our equity as of March 31, 2019, December 31, 2018 and March 31, 2018:

	As of
$ in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Agency RMBS and Agency CMBS	50%	49%	44%
Commercial Credit (1)	32%	33%	36%
Residential Credit (2)	18%	18%	20%
Total	100%	100%	100%

(1)	Commercial credit includes non-Agency CMBS, commercial loans and investments in unconsolidated ventures.

(2)	Residential credit includes non-Agency RMBS, GSE CRTs and a loan participation interest.

The table below shows the breakdown of our investment portfolio as of March 31, 2019, December 31, 2018 and March 31, 2018:

	As of
$ in thousands	March 31, 2019	December 31, 2018	March 31, 2018
Agency RMBS:
30 year fixed-rate, at fair value	12,716,636	9,772,769	7,662,038
15 year fixed-rate, at fair value	352,102	424,254	2,609,552
Hybrid ARM, at fair value	173,521	554,201	1,623,538
ARM, at fair value	6,404	105,747	227,666
Agency CMO, at fair value	327,151	267,691	253,954
Agency CMBS, at fair value	2,001,553	1,002,510	—
Non-Agency CMBS, at fair value	3,455,806	3,286,459	3,189,281
Non-Agency RMBS, at fair value	1,186,896	1,163,682	1,194,952
GSE CRT, at fair value	907,529	819,329	861,253
Loan participation interest, at fair value	53,827	54,981	—
Commercial loans, at amortized cost	24,454	31,582	184,255
Investments in unconsolidated ventures	24,129	24,012	28,168
Total Investment portfolio	21,230,008	17,507,217	17,834,657

During the three months ended March 31, 2019, we purchased $4.1 billion of Agency RMBS and Agency CMBS, $143.9 million of non-Agency CMBS, $75.6 million of non-Agency RMBS and $94.6 million of GSE CRT. We funded these purchases with proceeds from our common stock issuances and paydowns and sales of securities. During the three months ended March 31, 2019, we continued to actively manage our investment portfolio, selling most of our ARM and Hybrid ARM securities. We primarily reinvested the proceeds into fixed rate Agency RMBS and Agency CMBS.
As of March 31, 2019 our holdings of 30 year fixed-rate Agency RMBS represent approximately 60% of our total investment portfolio versus 56% as of December 31, 2018 and 43% as of March 31, 2018. Most of our holdings of 30 year fixed-rate Agency RMBS are in specified pools with attractive prepayment characteristics. We have continued to increase our holdings of 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities remained attractive. Return on equity for 30 year fixed-rate Agency RMBS remained accretive due to lower funding costs given changes in the outlook for short-term interest rates. We have focused our purchases on 30 year specified pools priced at modest pay-ups to generic Agency RMBS because those securities have characteristics that reduce prepayment risk.

We began investing in Agency CMBS issued by Freddie Mac and Fannie Mae in 2018 and have continued to invest in these securities in 2019. We purchased these securities because we believe they have an attractive convexity and return on equity profile. They offer targeted exposure to multi-family loans and benefit from a guarantee of principal and interest payments from governmental agencies and federally chartered corporations. Further, the hedging costs are economical as they are less sensitive to interest rate risk given limited extension beyond initial expected maturity dates and underlying loan prepayment protection.
Our portfolio of investments that have credit exposure includes non-Agency CMBS, non-Agency RMBS, GSE CRTs, a commercial real estate loan, and a loan participation interest. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
Our non-Agency CMBS portfolio generally consists of assets originated during and after 2010. These assets continue to benefit from rating agency upgrades, property price appreciation and limited supply. Non-Agency CMBS investments represent approximately 16% of our total investment portfolio as of March 31, 2019.
With respect to our non-Agency RMBS portfolio, we primarily invest in securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we expect to provide attractive risk adjusted returns. We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon, reducing our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
During the third quarter of 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. The loan has a two year term subject to a one year extension at the borrower's option. We funded $53.8 million of the loan as of March 31, 2019 and have committed to fund up to an additional $21.2 million.
As of March 31, 2019, our commercial real estate loan portfolio consists of one mezzanine loan that we originated with a weighted average maturity of approximately two years and a loan-to-value ratio of approximately 74.2%. One commercial loan was repaid during the three months ended March 31, 2019. The commercial real estate loan had a weighted average yield of 11.08% during the three months ended March 31, 2019 and continued to benefit from favorable fundamentals.
We have also invested in two joint ventures that invest in our target assets.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of March 31, 2019 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Prime	18.1%	0.6%	—%	—%	12.5%	10.0%	2.4%	0.3%	—%	15.1%	6.2%	65.2%
Alt-A	26.2%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	26.2%
Re-REMIC (1)	0.6%	4.2%	1.7%	1.4%	0.6%	—%	—%	—%	—%	—%	—%	8.5%
Subprime/RPL	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Total Non-Agency	45.0%	4.8%	1.7%	1.4%	13.1%	10.0%	2.4%	0.3%	—%	15.1%	6.2%	100.0%
GSE CRT	—%	—%	—%	—%	27.4%	31.8%	5.7%	20.3%	3.3%	6.2%	5.3%	100.0%
Non-Agency CMBS	—%	2.5%	16.4%	10.9%	12.0%	31.9%	7.8%	3.2%	8.2%	4.8%	2.3%	100.0%

(1)
Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 4.5% for 2005, 1.8% for 2006, and 93.7% for 2007.

The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of March 31, 2019 and December 31, 2018.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	March 31, 2019	December 31, 2018
0% - 10%	52.3%	49.8%
10% - 20%	3.4%	3.4%
20% - 30%	17.3%	16.9%
30% - 40%	12.9%	14.9%
40% - 50%	1.3%	1.8%
50% - 60%	12.4%	12.5%
60% - 70%	0.4%	0.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. As of March 31, 2019, 71.5% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of March 31, 2019:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	46.0%	California	18.4%	California	15.2%
New York	8.5%	Texas	6.2%	New York	14.7%
Florida	6.0%	Florida	4.6%	Texas	9.0%
New Jersey	3.8%	New York	4.4%	Florida	6.5%
Massachusetts	3.3%	Virginia	4.2%	Illinois	4.1%
Virginia	2.9%	Illinois	3.9%	Pennsylvania	3.7%
Washington	2.8%	Washington	3.4%	Ohio	3.1%
Maryland	2.6%	Massachusetts	3.3%	Virginia	3.1%
Colorado	2.6%	New Jersey	3.3%	Georgia	3.0%
Illinois	2.4%	Pennsylvania	3.1%	New Jersey	3.0%
Other	19.1%	Other	45.2%	Other	34.6%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities and an investment in a loan participation interest. Repurchase agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of March 31, 2019, we had entered into repurchase agreements totaling $16.8 billion (December 31, 2018: $13.6 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of March 31, 2019, IAS Services had $1.65 billion in outstanding secured loans. For the three months ended March 31, 2019, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.70% and a weighted average maturity of 5.1 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any quarter-end
March 31, 2018	15,561,137	15,536,093	15,561,137
June 30, 2018	15,352,321	15,275,972	15,352,321
September 30, 2018	16,028,518	15,973,428	16,078,388
December 31, 2018	15,252,484	15,836,597	16,144,062
March 31, 2019	18,474,387	17,229,809	18,474,387
In 2013, our wholly-owned subsidiary, IAS Operating Partnership LP, issued $400.0 million in aggregate principal amount of Exchangeable Senior Notes (the "Notes"). We retired a portion of the Notes prior to their maturity and fully retired the Notes upon their maturity on March 15, 2018. We utilized proceeds from repurchase agreement borrowings to retire the Notes.
We have invested in and partially funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the two year term of the loan based upon the financing needs of the borrower. As of March 31, 2019, we have unfunded commitments of $21.2 million.
We have also committed to invest up to $122.5 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2019, $114.9 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $7.6 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments.
As of March 31, 2019, we have entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $12.9 billion (December 31, 2018: $12.4 billion) of borrowings. As of March 31, 2019, we received interest based on one-month LIBOR on $8.4 billion of our swaps and interest based on three-month LIBOR on $4.5 billion of our swaps.
During the three months ended March 31, 2019, we terminated existing swaps with a notional amount of $4.1 billion and entered into new swaps with a notional amount of $4.6 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities during the quarter. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net loss of $165.9 million on interest rate swaps during the three months ended March 31, 2019 primarily due to falling interest rates in the first quarter of 2019.
As of March 31, 2019 we held $1.6 billion (December 31, 2018: $1.7 billion) in notional amount of futures contracts. During the three months ended March 31, 2019, we settled futures contracts with a notional amount of $1.7 billion and realized a net loss of $66.7 million due to falling interest rates in the first quarter of 2019. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. During the three months ended March 31, 2019, we settled currency forward contracts of $23.1 million (March 31, 2018: $76.9 million) in notional amount and realized a net gain of $185,000 (March 31, 2018: $3.4 million net loss). As of March 31, 2019, we had $25.5 million (December 31, 2018: $23.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture.

Book Value per Common Share
We calculate book value per common share as follows:

	As of
In thousands except per share amounts	March 31, 2019	December 31, 2018
Numerator (adjusted equity):
Total equity	2,671,714	2,286,697
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	2,089,214	1,704,197

Denominator (number of shares):
Common stock outstanding	128,267	111,585

Book value per common share	16.29	15.27
Our book value per common share increased 6.7% as of March 31, 2019 compared to December 31, 2018 primarily due to interest rate spread tightening in both Agency and credit assets. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

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
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2018.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted" and "Pending Accounting Pronouncements".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands, except share data	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	185,492	149,003
Commercial and other loans	1,582	4,222
Total interest income	187,074	153,225
Interest Expense
Repurchase agreements	101,875	59,585
Secured loans	11,144	6,927
Exchangeable senior notes	—	1,621
Total interest expense	113,019	68,133
Net interest income	74,055	85,092
Other Income (loss)
Gain (loss) on investments, net	268,382	(160,370)
Equity in earnings (losses) of unconsolidated ventures	692	896
Gain (loss) on derivative instruments, net	(201,460)	133,367
Realized and unrealized credit derivative income (loss), net	7,884	3,165
Net loss on extinguishment of debt	—	(26)
Other investment income (loss), net	1,029	3,102
Total other income (loss)	76,527	(19,866)
Expenses
Management fee – related party	9,534	10,221
General and administrative	2,258	1,756
Total expenses	11,792	11,977
Net income	138,790	53,249
Net income attributable to non-controlling interest	—	671
Net income attributable to Invesco Mortgage Capital Inc.	138,790	52,578
Dividends to preferred stockholders	11,107	11,107
Net income attributable to common stockholders	127,683	41,471
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	1.05	0.37
Diluted	1.05	0.37
Weighted average number of shares of common stock:
Basic	121,097,686	111,629,105
Diluted	121,109,259	117,876,995

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands	2019	2018
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	371,228	2,879,696
30 year fixed-rate, at amortized cost	11,780,005	7,830,802
ARM, at amortized cost	19,355	231,303
Hybrid ARM, at amortized cost	224,458	1,666,890
Agency - CMO, at amortized cost	291,914	273,884
Agency CMBS, at amortized cost	1,129,227	—
Non-Agency CMBS, at amortized cost	3,361,132	3,193,575
Non-Agency RMBS, at amortized cost	1,084,721	1,084,584
GSE CRT, at amortized cost	808,296	776,742
Loan participation interest	54,763	—
Commercial loans, at amortized cost	27,375	193,540
Average earning assets	19,152,474	18,131,016
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	3.50%	2.04%
30 year fixed-rate	3.38%	2.96%
ARM	3.70%	2.32%
Hybrid ARM	3.47%	2.24%
Agency - CMO	3.56%	2.51%
Agency CMBS	3.52%	—%
Non-Agency CMBS	4.98%	4.85%
Non-Agency RMBS	6.71%	7.08%
GSE CRT (3)	3.67%	3.00%
Loan participation interest	6.14%	—%
Commercial loans	11.08%	8.85%
Average earning asset yields	3.91%	3.38%

(1)	Average balances for each period are based on weighted month-end average earning assets.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $19.2 billion for the three months ended March 31, 2019 (March 31, 2018: $18.1 billion). Average earning assets increased for the three months ended March 31, 2019 primarily because we invested $258.6 million in net proceeds from common stock issuances and $168.1 million in proceeds from commercial loan repayments in 2018 and the first quarter of 2019 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.

We earned total interest income of $187.1 million (March 31, 2018: $153.2 million) for the three months ended March 31, 2019. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2019	2018
Interest Income
MBS and GSE CRT - coupon interest	192,442	166,319
MBS and GSE CRT - net premium amortization	(6,950)	(17,316)
MBS and GSE CRT - interest income	185,492	149,003
Commercial and other loans	1,582	4,222
Total interest income	187,074	153,225
MBS and GSE CRT interest income increased $36.5 million for the three months ended March 31, 2019 compared to 2018 primarily due to higher average earnings assets and lower net premium amortization. Net premium amortization decreased $10.4 million for the three months ended March 31, 2019 compared to 2018 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS and purchases of non-Agency CMBS securities at a discount over the last twelve months.
Interest income on our commercial and other loans decreased $2.6 million during the three months ended March 31, 2019 primarily due to commercial loan repayments over the past twelve months. The balance of our commercial loans held-for-investment decreased to $24.5 million as of March 31, 2019 compared to $184.3 million as of March 31, 2018.
Our average earning asset yields increased 53 basis points during the three months ended March 31, 2019 compared to 2018 due to purchases of new securities at higher yields, slower prepayment speeds and higher index rates on floating and adjustable assets.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018.

	As of
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
15 year fixed-rate Agency RMBS	7.1	8.8	10.9	10.6
30 year fixed-rate Agency RMBS	4.9	6.2	7.4	8.2
ARM/ Hybrid ARM Agency RMBS	15.7	13.8	16.6	15.7
Non-Agency RMBS	8.3	9.1	10.5	12.0
GSE CRT	6.6	8.7	10.9	9.8
Weighted average CPR	5.7	7.3	8.9	10.2

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands, except share data	2019	2018
Agency RMBS and Agency CMBS	(12,725)	(23,222)
Non-Agency CMBS	3,031	1,426
Non-Agency RMBS	3,922	5,177
GSE CRT	(1,178)	(697)
Net (premium amortization) discount accretion	(6,950)	(17,316)
Net premium amortization decreased compared to the same period in 2018 primarily due to slower prepayment speeds on 30 year fixed-rate Agency RMBS in the three months ended March 31, 2019 and purchases of non-Agency CMBS securities at a discount over the last 12 months.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in thousands	2019	2018
Interest Expense
Interest expense on repurchase agreement borrowings	107,726	66,124
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,851)	(6,539)
Repurchase agreements interest expense	101,875	59,585
Secured loans	11,144	6,927
Exchangeable senior notes	—	1,621
Total interest expense	113,019	68,133
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
Our interest expense on repurchase agreement borrowings rose $41.6 million for the three months ended March 31, 2019 compared to 2018 due to higher average borrowings and increases in the federal funds rate over the past twelve months. We increased our average borrowings in the first quarter of 2019 after investing $258.6 million in net proceeds from common stock issuances and $168.1 million in proceeds from commercial loan repayments in 2018 and the first quarter of 2019 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $5.9 million during the three months ended March 31, 2019 and $6.5 million during the three months ended March 31, 2018. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $23.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three months ended March 31, 2019, interest expense for our secured loans increased $4.2 million compared to the same period in 2018 due to higher borrowing rates. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2019, the weighted average borrowing rate on our secured loans was 2.70% as compared to 1.68% for the three months ended March 31, 2018.

During the three months ended March 31, 2019, interest expense on exchangeable senior notes decreased $1.6 million compared to the same period in 2018 because the Notes were retired on March 15, 2018.
Our total interest expense during the three months ended March 31, 2019 increased $44.9 million from the same period in 2018 primarily due to the $45.8 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2019 period offset by a $1.6 million decrease in interest expense on the Notes as discussed above.
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in thousands	2019	2018
Average Borrowings(1):
Agency RMBS (2)	11,664,156	11,427,614
Agency CMBS	1,074,917	—
Non-Agency CMBS (2)	2,663,941	2,542,722
Non-Agency RMBS	886,554	891,202
GSE CRT	717,482	674,555
Exchangeable senior notes	—	116,176
Loan participation interest	41,072	—
Total average borrowings	17,048,122	15,652,269
Maximum borrowings during the period (3)	18,474,387	15,674,202
Average Cost of Funds (4):
Agency RMBS (2)	2.59%	1.65%
Agency CMBS	2.64%	—%
Non-Agency CMBS (2)	3.24%	2.28%
Non-Agency RMBS	3.54%	2.91%
GSE CRT	3.49%	2.87%
Exchangeable senior notes	—%	5.58%
Loan participation interest	4.15%	—%
Cost of funds	2.65%	1.74%
Effective cost of funds (non-GAAP measure) (5)	2.68%	2.22%

(1)	Average borrowings for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."
Total average borrowings rose $1.4 billion in the three months ended March 31, 2019 compared to 2018 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS, Agency CMBS and non-Agency CMBS. The increase in our average cost of funds for three months ended March 31, 2019 versus 2018 was primarily due to increases in the federal funds rate over the past twelve months.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in thousands	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	185,492	149,003
Commercial and other loans	1,582	4,222
Total interest income	187,074	153,225
Interest Expense
Interest expense on repurchase agreement borrowings	107,726	66,124
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,851)	(6,539)
Repurchase agreements interest expense	101,875	59,585
Secured loans	11,144	6,927
Exchangeable senior notes	—	1,621
Total interest expense	113,019	68,133
Net interest income	74,055	85,092
Net interest rate margin	1.26%	1.64%
Our net interest income, which equals interest income less interest expense, totaled $74.1 million (March 31, 2018: $85.1 million) for the three months ended March 31, 2019. The decrease in net interest income for the three months ended March 31, 2019 was primarily due to an increase in interest expense driven by higher average borrowings and borrowing rates exceeding the increase in interest income on higher average earning assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.26% (March 31, 2018: 1.64%) for the three months ended March 31, 2019. The decrease in net interest rate margin for the three months ended March 31, 2019 compared to the same periods in 2018 was primarily due to increases in the federal funds rate in 2018 that had a greater impact on our average cost of funds than on our average earning asset yields. Our cost of funds on all of our borrowings is influenced by changes in short term interest rates, whereas approximately 91% of the Company’s investments were fixed rate assets as of March 31, 2019.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
$ in thousands	2019	2018
Net realized gains (losses) on sale of investments	(11,115)	(9,237)
Other-than-temporary impairment losses	(1,776)	(4,359)
Net unrealized gains (losses) on MBS accounted for under the fair value option	280,039	(147,195)
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	1,234	434
Net unrealized gains (losses) on trading securities	—	(13)
Gain (loss) on investments, net	268,382	(160,370)
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the three months ended March 31, 2019, we continued to actively manage our investment portfolio and sold most of our ARM and Hybrid ARM securities. We sold $745.9 million of mortgage-backed securities (March 31, 2018: $198.5 million) and realized net losses of $11.1 million (March 31, 2018: net losses of $9.2 million).

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
We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2019, $16.1 billion (December 31, 2018: $11.6 billion) or 76% (December 31, 2018: 67%) of our MBS and GSE CRT are accounted for under the fair value option. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $280.0 million in the three months ended March 31, 2019 compared to net losses of $147.2 million in the three months ended March 31, 2018. Net unrealized gains in the three months ended March 31, 2019 reflect tighter interest rate spreads across the Company's credit assets and Agency CMBS, and valuation gains in the Company's specified pool Agency RMBS. Most of our holdings of 30 year fixed-rate Agency RMBS are in specified pools with attractive prepayment characteristics.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2019, we recorded equity in earnings of unconsolidated ventures of $692,000 (March 31, 2018: equity in earnings of $896,000). We recorded equity in earnings for the three months ended March 31, 2019 and 2018 primarily due to realized and unrealized gains on the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(165,884)	4,509	12,991	(148,384)
Futures Contracts	(66,688)	—	12,944	(53,744)
Currency Forward Contracts	185	—	483	668
Total	(232,387)	4,509	26,418	(201,460)

$ in thousands	Three months ended March 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	122,273	(12,112)	32,374	142,535
Futures Contracts	(5,277)	—	(1,612)	(6,889)
Currency Forward Contracts	(3,418)	—	1,139	(2,279)
Total	113,578	(12,112)	31,901	133,367

As of March 31, 2019 and December 31, 2018, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of March 31, 2019				As of December 31, 2018
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	12,895,000	2.37%	2.55%	4.4	12,370,000	2.46%	2.55%	3.7

During the three months ended March 31, 2019, we terminated existing swaps with a notional amount of $4.1 billion and entered into new swaps with a notional amount of $4.6 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities during the quarter. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net loss of $165.9 million on interest rate swaps during the three months ended March 31, 2019 primarily due to falling interest rates in the first quarter of 2019.
As of March 31, 2019 we held $1.6 billion (December 31, 2018: $1.7 billion) in notional amount of futures contracts. During the three months ended March 31, 2019, we settled futures contracts with a notional amount of $1.7 billion and realized a net loss of $66.7 million due to falling interest rates in the first quarter of 2019. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.

Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands	2019	2018
GSE CRT embedded derivative coupon interest	5,350	5,633
Change in fair value of GSE CRT embedded derivatives	2,534	(2,468)
Total realized and unrealized credit derivative income (loss), net	7,884	3,165
In the three months ended March 31, 2019, we recorded an increase of $4.7 million in realized and unrealized credit derivative income (loss), net compared to the same period in 2018 because the increases in the valuation of the GSE CRT debt host contracts exceeded the increases in valuation of the hybrid financial instruments.

Net Loss on Extinguishment of Debt
We fully retired our Exchangeable Senior Notes (the "Notes") upon their maturity on March 15, 2018 and recognized a net loss on extinguishment of debt of $26,000.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2019 consists of quarterly dividends from FHLBI stock. Our other investment income (loss), net during the three months ended March 31, 2018 consisted of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund, and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
$ in thousands	2019	2018
Dividend income	1,029	1,288
Gain (loss) on foreign currency transactions, net	—	1,814
Total	1,029	3,102
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign exchange gains on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three months ended March 31, 2018 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. The loan was repaid in the third quarter of 2018. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three months ended March 31, 2018, we recognized net losses of $2.3 million on our currency forward contracts.
Expenses
We incurred management fees of $9.5 million (March 31, 2018: $10.2 million) for the three months ended March 31, 2019. Management fees decreased for the three ended March 31, 2019 compared to the same periods in 2018 primarily due to a lower shareholders' equity management fee base in 2019. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.3 million (March 31, 2018: $1.8 million) for the three months ended March 31, 2019. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were higher for the three months ended March 31, 2019 versus 2018 primarily due to higher fees for derivative transactions in the 2019 period and the write-off of previously deferred costs associated with the Company's at-the-market program.

Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2019, our net income attributable to common stockholders was $127.7 million (March 31, 2018: $41.5 million net income attributable to common stockholders) or $1.05 basic and diluted net income per average share available to common stockholders (March 31, 2018: $0.37 basic and diluted net income per average share available to common stockholders). The change in net income attributable to common stockholders was primarily due to (i) a net gain on investments of $268.4 million in the 2019 period compared to a net loss on investments of $160.4 million in the 2018 period, (ii) a net loss on derivative instruments of $201.5 million in the 2019 period compared to a net gain on derivative instruments of $133.4 million in the 2018 period, (iii) credit derivative net income of $7.9 million in the 2019 period compared to credit derivative net income of $3.2 million in the 2018 period and (iv) a $11.0 million decrease in net interest income.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended March 31,
$ in thousands, except per share data	2019	2018
Net income attributable to common stockholders	127,683	41,471
Adjustments:
(Gain) loss on investments, net	(268,382)	160,370
Realized (gain) loss on derivative instruments, net (1)	232,387	(113,578)
Unrealized (gain) loss on derivative instruments, net (1)	(26,418)	(31,901)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	(2,534)	2,468
(Gain) loss on foreign currency transactions, net (3)	—	(1,814)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(5,851)	(6,539)
Net loss on extinguishment of debt	—	26
Subtotal	(70,798)	9,032
Cumulative adjustments attributable to non-controlling interest	—	(114)
Core earnings attributable to common stockholders	56,885	50,389
Basic income per common share	1.05	0.37
Core earnings per share attributable to common stockholders (5)	0.47	0.45

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2019	2018
Realized gain (loss) on derivative instruments, net	(232,387)	113,578
Unrealized gain (loss) on derivative instruments, net	26,418	31,901
Contractual net interest income (expense) on interest rate swaps	4,509	(12,112)
Gain (loss) on derivative instruments, net	(201,460)	133,367

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2019	2018
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	2,534	(2,468)
GSE CRT embedded derivative coupon interest	5,350	5,633
Realized and unrealized credit derivative income (loss), net	7,884	3,165

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2019	2018
Dividend income	1,029	1,288
Gain (loss) on foreign currency transactions, net	—	1,814
Other investment income (loss), net	1,029	3,102

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended March 31,
$ in thousands	2019	2018
Interest expense on repurchase agreements borrowings	107,726	66,124
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,851)	(6,539)
Repurchase agreements interest expense	101,875	59,585

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core income for the three months ended March 31, 2019 are:

	Three Months Ended March 31,
$ in thousands	2019	2018
Effective net interest income(1)	78,063	72,074
Dividend income	1,029	1,288
Equity in earnings (losses) of unconsolidated ventures	692	896
Total expenses	(11,792)	(11,977)
Total core earnings	67,992	62,281
Dividends to preferred stockholders	(11,107)	(11,107)
Core earnings attributable to non-controlling interest	—	(785)
Core earnings attributable to common stockholders	56,885	50,389

(1)	See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings increased $6.5 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a $6.0 million increase in effective net interest income driven by lower effective net interest expense. See below for a discussion of the increase in effective net interest income in the three months ended March 31, 2019 compared to the same period in 2018.

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments we make on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2019		2018
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	187,074	3.91%	153,225	3.38%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,350	0.11%	5,633	0.12%
Effective interest income	192,424	4.02%	158,858	3.50%

Our effective interest income increased in the three months ended March 31, 2019 versus the same periods in 2018 primarily due to higher average earning assets and higher effective yield. Our average earning assets increased to $19.2 billion for the three month period ended March 31, 2019 from $18.1 billion for the same period in 2018 primarily because we invested $258.6 million in net proceeds from common stock issuances and $168.1 million in proceeds from commercial loan repayments in 2018 and the first quarter of 2019 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. The increase in effective yield for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to slower prepayment speeds and higher index rates on floating and adjustable rate assets.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2019		2018
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	113,019	2.65%	68,133	1.74%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	5,851	0.14%	6,539	0.17%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(4,509)	(0.11)%	12,112	0.31%
Effective interest expense	114,361	2.68%	86,784	2.22%

Our effective interest expense and effective cost of funds increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increased borrowings and higher interest rates. See the preceding caption "Interest Expense and Cost of Funds" for further discussion of these variances.
The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2019		2018
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	74,055	1.26%	85,092	1.64%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,851)	(0.14)%	(6,539)	(0.17)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,350	0.11%	5,633	0.12%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	4,509	0.11%	(12,112)	(0.31)%
Effective net interest income	78,063	1.34%	72,074	1.28%

Effective net interest income for the three months ended March 31, 2019 increased primarily due to higher effective net interest expense. We earned contractual net interest income on interest rate swaps of $4.5 million in the three months ended March 31, 2019 compared to incurring contractual net interest expense of $12.1 million in the three months ended March 31, 2018 primarily as a result of higher LIBOR rates in 2019.
Effective interest rate margin increased for the three months ended March 31, 2019 compared to the same periods in 2018 primarily due to increases in the federal funds rate over the past twelve months that had a greater impact on our average earning asset yields than on our average cost of funds.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of March 31, 2019 and December 31, 2018. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements, secured loans and exchangeable senior notes) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
March 31, 2019

$ in thousands	Agency RMBS and Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	15,577,369	3,455,805	2,094,424	21,127,598
Cash and cash equivalents (3)	39,708	25,869	12,905	78,482
Restricted cash	5,025	—	—	5,025
Derivative assets, at fair value (4)	26,268	312	—	26,580
Other assets	91,933	109,886	59,883	261,702
Total assets	15,740,303	3,591,872	2,167,212	21,499,387

Repurchase agreements	13,508,022	1,642,106	1,674,259	16,824,387
Secured loans (5)	581,896	1,068,104	—	1,650,000
Derivative liabilities, at fair value (4)	8,463	—	—	8,463
Other liabilities	300,843	28,468	15,512	344,823
Total liabilities	14,399,224	2,738,678	1,689,771	18,827,673

Total equity (allocated)	1,341,079	853,194	477,441	2,671,714
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(48,583)	—	(48,583)
Collateral pledged against secured loans	(686,656)	(1,260,396)	—	(1,947,052)
Secured loans	581,896	1,068,104	—	1,650,000
Equity related to repurchase agreement debt	1,236,319	612,319	477,441	2,326,079
Debt-to-equity ratio (7)	10.5	3.2	3.5	6.9
Repurchase agreement debt-to-equity ratio (8)	10.9	2.7	3.5	7.2

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2018

$ in thousands	Agency RMBS and Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	12,127,173	3,286,459	1,983,010	17,396,642
Cash and cash equivalents (3)	68,689	45,632	21,296	135,617
Derivative assets, at fair value (4)	15,089	—	—	15,089
Other assets	88,517	115,908	61,732	266,157
Total assets	12,299,468	3,447,999	2,066,038	17,813,505

Repurchase agreements	10,339,802	1,616,473	1,646,209	13,602,484
Secured loans (5)	600,856	1,049,144	—	1,650,000
Exchangeable senior notes	—	—	—	—
Derivative liabilities, at fair value (4)	23,219	171	—	23,390
Other liabilities	212,057	25,819	13,058	250,934
Total liabilities	11,175,934	2,691,607	1,659,267	15,526,808

Total equity (allocated)	1,123,534	756,392	406,771	2,286,697
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	(55,594)	—	(55,594)
Collateral pledged against secured loans	(702,952)	(1,227,412)	—	(1,930,364)
Secured loans	600,856	1,049,144	—	1,650,000
Equity related to repurchase agreement debt	1,021,438	522,530	406,771	1,950,739
Debt-to-equity ratio (7)	9.7	3.5	4.0	6.7
Repurchase agreement debt-to-equity ratio (8)	10.1	3.1	4.0	7.0

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $83.5 million at March 31, 2019 (March 31, 2018: $119.5 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $68.4 million for the three months ended March 31, 2019 (March 31, 2018: $76.8 million).
Our investing activities used net cash of $3.5 billion in the three months ended March 31, 2019 compared to net cash provided by investing activities of $325.5 million in the three months ended March 31, 2018. We invested $4.3 billion in mortgage-backed and credit risk transfer securities during the three months ended March 31, 2019 compared to investments of $298.9 million in mortgage-backed and credit risk transfer securities in the three months ended March 31, 2018. We generated $300.2 million from principal payments of mortgage-backed and credit risk transfer securities during the three months ended March 31, 2019 (March 31, 2018: $488.1 million) and $734.8 million from sales of mortgage-backed and credit risk transfer securities. We used cash of $232.4 million to settle derivative contracts in the three months ended March 31, 2019 compared to cash provided of $113.6 million in the three months ended March 31, 2018. We also generated $7.1 million in proceeds from commercial loan repayments in the three months ended March 31, 2019 (March 31, 2018: $10.0 million).
Our financing activities provided net cash of $3.4 billion for the three months ended March 31, 2019 compared to net cash used by financing activities of $371.8 million in the three months ended March 31, 2018. Proceeds from issuance of common stock provided $259.0 million for the three months ended March 31, 2019. Repurchase agreement borrowings provided net proceeds of $3.2 billion (March 31, 2018: net use of $169.7 million). We used cash of $143.4 million to retire our exchangeable senior notes in the three months ended March 31, 2018. We also used cash of $58.0 million for the three months ended March 31, 2019 (March 31, 2018: $58.6 million) to pay dividends.
As of March 31, 2019, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. As of March 31, 2019, the FHLBI secured loans were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.3 billion and $686.7 million, respectively.
As of March 31, 2019, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 5.0% for Agency RMBS, 5.2% for Agency CMBS, 18.1% for non-Agency RMBS, 18.3% for GSE CRT and 19.0% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3.0% to a high of 20.0% for Agency RMBS, a low of 5% to a high of 10% for Agency CMBS, a low of 8.0% to a high of 35.0% for non-Agency RMBS, a low of 15% to a high of 25% for GSE CRT, a low of 10.0% to a high of 30.0% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
Contractual Obligations
We have entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 11 - "Related Party Transactions" of our condensed consolidated financial statements for a description of adjustments made to our stockholders' equity for purposes of calculating our management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for details of our reimbursements to our Manager.
As of March 31, 2019, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	16,824,387	16,784,017	40,370	—	—
Secured loans	1,650,000	—	400,000	—	1,250,000
Total (1)	18,474,387	16,784,017	440,370	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of March 31, 2019, we have approximately $121.9 million and $234.8 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.
Off-Balance Sheet Arrangements
We have committed to invest up to $122.5 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2019, $114.9 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $7.6 million in additional capital to fund future investments and cover future expenses should they occur.
As of March 31, 2019, we have an unfunded commitment on a loan participation interest of $21.2 million.

Share-Based Compensation
We established the 2009 Equity Incentive Plan for grants of common stock and other equity based awards to our independent directors and officers and employees of our Manager and its affiliates (the "Incentive Plan"). Under the Incentive Plan, a total of 1,000,000 shares of common stock are authorized for issuance. As of March 31, 2019, 748,492 shares of common stock remain available for future issuance under the Incentive Plan. The Incentive Plan was initially scheduled to terminate on June 30, 2019 but was amended and restated as of May 3, 2019 extending the term an additional ten years.
We recognized compensation expense of approximately $113,000 (March 31, 2018: $93,000) for shares issued to our independent directors under the Incentive Plan for the three months ended March 31, 2019. During the three months ended March 31, 2019 and 2018, we issued 7,065 shares and 7,177 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $19,000 (March 31, 2018: $14,000) for the three months ended March 31, 2019 for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At March 31, 2019 there was approximately $185,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 24 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2019.

	Three Months Ended March 31,
	2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	11,051	$14.55
Shares granted during the period	6,189	15.92
Shares vested during the period	(4,720)	14.48
Unvested at the end of the period	12,520	$15.25

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
Dividends
We intend to continue regular quarterly distributions to holders of our common stock and preferred stock. U.S. federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
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

Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide cash collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty including any accrued interest receivable on such collateral exceeded the amount loaned to us by the counterparty plus interest due to the counterparty.
We also use bilateral interest rate swaps to manage our interest rate risk. Under these agreements, we pledge assets from our investment portfolio and cash as collateral. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the amount of securities or cash pledged exceeded the unrealized loss for the associated derivative, including the impact of any accrued interest due to or from the counterparty. Additionally if a derivative was in an unrealized gain position, we would be exposed to potential losses to the extent that the unrealized gain for the associated derivative exceeded the amount of collateral received, including the impact of any accrued interest due to or from the counterparty.
The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2019:

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure
North America	17	6,740,444	(2,620)	776,950
Europe (excluding United Kingdom)	6	2,983,373	—	417,647
Asia	5	3,818,497	—	267,638
United Kingdom	4	3,282,073	(2,520)	185,980
Total	32	16,824,387	(5,140)	1,648,215

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2019, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2019.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2019, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2019, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(9.13)%	(1.08)%
+0.50%	(1.90)%	(0.37)%
-0.50%	(0.52)%	(0.16)%
-1.00%	(7.07)%	(0.94)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2019. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at March 31, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

May 8, 2019	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 8, 2019	By:	/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
Chief Financial Officer

EXHIBIT INDEX
Item 6.        Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission ("SEC") on August 12, 2009).

3.2
Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on July 23, 2012).

3.3
Articles Supplementary classifying 1,500,000 shares of the Company’s preferred stock as additional Series A Shares (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.4
Articles Supplementary of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014).

3.5
Articles Supplementary classifying 1,500,000 shares of the Company’s preferred stock as additional Series B Shares (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.6
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017).

3.7
Articles Supplementary classifying 4,000,000 shares of the Company’s preferred stock as additional Series C Shares (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.8	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

10.1	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of IAS Operating Partnership LP, dated November 30, 2018

10.2
Amendment No. 1 to the Equity Distribution Agreement between the Company, the Operating Partnership, the Manager and the Placement Agent (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

10.3
Equity Distribution Agreement with respect to the Series A Shares, Series B Shares and Series C Shares, dated March  19, 2019, by and among the Company, the Operating Partnership, the Manager and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

10.4	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 7, 2019).

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

71

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

