Form 10-Q
period 2019-09-30
Invesco Mortgage Capital Inc.
filed 2019-11-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were 142,802,293 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018	3

	Unaudited Condensed Consolidated Statements of Equity for the three months ended March 31, 2019; June 30, 2019 and September 30, 2019 and March 31, 2018; June 30, 2018 and September 30, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	72

PART II OTHER INFORMATION		73

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	75

PART I

ITEM 1.	FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	September 30, 2019	December 31, 2018
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $21,866,617 and $17,082,825, respectively)	23,599,499	17,396,642
Cash and cash equivalents	125,888	135,617
Restricted cash	80,086	—
Due from counterparties	10,284	13,500
Investment related receivable	72,959	66,598
Derivative assets, at fair value	4,127	15,089
Other assets	168,480	186,059
Total assets	24,061,323	17,813,505
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	18,072,032	13,602,484
Secured loans	1,650,000	1,650,000
Derivative liabilities, at fair value	46,381	23,390
Dividends and distributions payable	66,974	49,578
Investment related payable	1,271,718	132,096
Accrued interest payable	29,831	37,620
Collateral held payable	1,096	18,083
Accounts payable and accrued expenses	2,477	1,694
Due to affiliate	9,782	11,863
Total liabilities	21,150,291	15,526,808
Commitments and contingencies (See Note 14):
Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 142,802,293 and 111,584,996 shares issued and outstanding, respectively	1,427	1,115
Additional paid in capital	2,869,650	2,383,532
Accumulated other comprehensive income	325,850	220,813
Retained earnings (distributions in excess of earnings)	(849,219)	(882,087)
Total stockholders’ equity	2,911,032	2,286,697
Total liabilities and stockholders' equity	24,061,323	17,813,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2019	2018	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	194,938	160,416	581,167	456,967
Commercial and other loans	1,353	1,672	4,419	9,945
Total interest income	196,291	162,088	585,586	466,912
Interest Expense
Repurchase agreements	112,851	81,763	332,704	210,737
Secured loans	10,413	9,490	32,815	24,888
Exchangeable senior notes	—	—	—	1,621
Total interest expense	123,264	91,253	365,519	237,246
Net interest income	73,027	70,835	220,067	229,666
Other Income (loss)
Gain (loss) on investments, net	202,413	(207,910)	772,977	(404,657)
Equity in earnings (losses) of unconsolidated ventures	403	1,084	1,797	2,778
Gain (loss) on derivative instruments, net	(177,244)	87,672	(723,437)	288,208
Realized and unrealized credit derivative income (loss), net	1	4,975	5,447	8,875
Net loss on extinguishment of debt	—	—	—	(26)
Other investment income (loss), net	1,005	1,068	3,041	2,010
Total other income (loss)	26,578	(113,111)	59,825	(102,812)
Expenses
Management fee – related party	8,740	10,105	27,644	30,428
General and administrative	1,862	1,673	6,119	4,954
Total expenses	10,602	11,778	33,763	35,382
Net income (loss)	89,003	(54,054)	246,129	91,472
Net income (loss) attributable to non-controlling interest	—	(681)	—	1,153
Net income (loss) attributable to Invesco Mortgage Capital Inc.	89,003	(53,373)	246,129	90,319
Dividends to preferred stockholders	11,107	11,107	33,320	33,320
Net income (loss) attributable to common stockholders	77,896	(64,480)	212,809	56,999
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.57	(0.58)	1.66	0.51
Diluted	0.57	(0.58)	1.65	0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Net income (loss)	89,003	(54,054)	246,129	91,472
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	14,482	(40,554)	114,019	(220,800)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(954)	134,280	9,072	153,406
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(5,981)	(6,422)	(17,748)	(19,859)
Currency translation adjustments on investment in unconsolidated venture	290	(1,126)	(306)	(328)
Total other comprehensive income (loss)	7,837	86,178	105,037	(87,581)
Comprehensive income (loss)	96,840	32,124	351,166	3,891
Less: Comprehensive (income) loss attributable to non-controlling interest	—	(405)	—	(48)
Less: Dividends to preferred stockholders	(11,107)	(11,107)	(33,320)	(33,320)
Comprehensive income (loss) attributable to common stockholders	85,733	20,612	317,846	(29,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2019; June 30, 2019 and September 30, 2019
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697
Net income	—	—	—	—	—	—	—	—	—	—	138,790	138,790
Other comprehensive income	—	—	—	—	—	—	—	—	—	56,369	—	56,369
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	16,672,000	167	258,386	—	—	258,553
Stock awards	—	—	—	—	—	—	10,501	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(57,720)	(57,720)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	132	—	—	132
Balance at March 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	128,267,497	1,282	2,642,050	277,182	(812,124)	2,671,714
Net income	—	—	—	—	—	—	—	—	—	—	18,336	18,336
Other comprehensive income	—	—	—	—	—	—	—	—	—	40,831	—	40,831
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	521,136	5	8,149	—	—	8,154
Stock awards	—	—	—	—	—	—	6,895	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(57,958)	(57,958)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,106)	(11,106)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	130	—	—	130
Balance at June 30, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	128,795,528	1,287	2,650,329	318,013	(862,852)	2,670,101
Net income	—	—	—	—	—	—	—	—	—	—	89,003	89,003
Other comprehensive income	—	—	—	—	—	—	—	—	—	7,837	—	7,837
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	14,000,000	140	219,191	—	—	219,331
Stock awards	—	—	—	—	—	—	6,765	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(64,263)	(64,263)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	130	—	—	130
Balance at September 30, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	142,802,293	1,427	2,869,650	325,850	(849,219)	2,911,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
For the three months ended March 31, 2018; June 30, 2018 and September 30 2018
(Unaudited)

							Attributable to Common Stockholders
									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock							Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income	—	—	—	—	—	—	—	—	—	—	52,578	52,578	671	53,249
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(127,677)	—	(127,677)	(1,630)	(129,307)
Stock awards	—	—	—	—	—	—	12,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(46,887)	(46,887)	—	(46,887)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(599)	(599)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)	—	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	127	—	—	127	2	129
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	143	—	—	143	(143)	—
Balance at March 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,636,723	1,116	2,384,626	133,352	(584,750)	2,497,668	24,688	2,522,356
Net income	—	—	—	—	—	—	—	—	—	—	91,114	91,114	1,163	92,277
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(43,891)	—	(43,891)	(561)	(44,452)
Stock awards	—	—	—	—	—	—	6,465	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(46,890)	(46,890)	—	(46,890)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,106)	(11,106)	—	(11,106)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	135	—	—	135	1	136
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	141	—	—	141	(141)	—
Balance at June 30, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,643,188	1,116	2,384,902	89,461	(551,632)	2,487,171	24,552	2,511,723
Net Loss	—	—	—	—	—	—	—	—	—	—	(53,373)	(53,373)	(681)	(54,054)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	85,092	—	85,092	1,086	86,178
Stock awards	—	—	—	—	—	—	9,473	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(46,895)	(46,895)	—	(46,895)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(599)	(599)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)	—	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	174	—	—	174	3	177
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	142	—	—	142	(142)	—
Balance at September 30, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,652,661	1,116	2,385,218	174,553	(663,007)	2,461,204	24,219	2,485,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2019	2018
Cash Flows from Operating Activities
Net income	246,129	91,472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	28,471	37,263
Realized and unrealized (gain) loss on derivative instruments, net	747,186	(307,594)
Realized and unrealized (gain) loss on credit derivatives, net	10,399	8,034
(Gain) loss on investments, net	(772,977)	404,657
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(1,797)	320
Other amortization	(17,356)	(19,332)
Net loss on extinguishment of debt	—	26
(Gain) loss on foreign currency transactions, net	—	1,038
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(13,578)	(1,140)
Increase (decrease) in operating liabilities	(8,591)	6,974
Net cash provided by operating activities	217,886	221,718
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(7,980,486)	(4,996,460)
(Contributions to) distributions from investments in unconsolidated ventures, net	2,198	1,107
Change in other assets	9,866	(41,094)
Principal payments from mortgage-backed and credit risk transfer securities	1,392,097	1,597,052
Proceeds from sale of mortgage-backed and credit risk transfer securities	2,387,143	2,836,065
Settlement (termination) of futures, currency forwards and interest rate swaps, net	(713,233)	249,492
Net change in due from counterparties and collateral held payable on derivative instruments	(8,909)	13,980
Principal payments from commercial loans held-for-investment	7,394	160,809
Origination and advances of commercial loans, net of origination fees	—	(1,677)
Net cash used in investing activities	(4,903,930)	(180,726)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	486,506	—
Proceeds from repurchase agreements	94,974,385	108,342,902
Principal repayments of repurchase agreements	(90,504,837)	(108,044,996)
Net change in due from counterparties and collateral held payable on repurchase agreements	(3,612)	—
Extinguishment of exchangeable senior notes	—	(143,433)
Payments of deferred costs	(176)	(167)
Payments of dividends and distributions	(195,865)	(175,776)
Net cash provided by (used in) financing activities	4,756,401	(21,470)
Net change in cash, cash equivalents and restricted cash	70,357	19,522
Cash, cash equivalents and restricted cash, beginning of period	135,617	89,001
Cash, cash equivalents and restricted cash, end of period	205,974	108,523
Supplement Disclosure of Cash Flow Information
Interest paid	391,153	248,824
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	123,091	(67,394)
Dividends and distributions declared not paid	66,974	50,205
Increase in unsettled to-be-announced ("TBA") securities and related payable	1,124,815	—
Net change in investment related receivable (payable) excluding TBA securities	(19,598)	(100,061)
Offering costs not paid	(468)	—
Net change in repurchase agreements, not settled	—	(189)
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

•	RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");

•	CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing agreements.
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
We are currently evaluating the potential impacts of the new guidance and proposed amendments to the new guidance on our consolidated financial statements. The new guidance specifically excludes available-for-sale securities measured at fair value through net income. The Company elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities will be limited to those securities purchased prior to election of the fair value option that the Company continues to hold on January 1, 2020. As of September 30, 2019, we hold approximately $4.6 billion of MBS and GSE CRT securities that were purchased prior to election of the fair value option that will be assessed for impairment under the new guidance.
We have one commercial loan as of September 30, 2019 that is measured at amortized cost. We intend to implement the new guidance for this loan by electing the fair value option. The new guidance for this loan will be implemented on a modified retrospective basis by recording a cumulative effect adjustment to retained earnings on January 1, 2020. The loan is due in February 2021, and we do not expect the new guidance to have a material impact on our accounting for this loan.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2019 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,851,552	3,851,552
Non-Agency RMBS	1,018,511	1,018,511
Investments in unconsolidated ventures	23,305	23,305
Total	4,893,368	4,893,368

Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 5 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our mortgage-backed securities ("MBS") and GSE CRT portfolio by asset type as of September 30, 2019 and December 31, 2018.

September 30, 2019
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	296,708	1,873	298,581	10,689	309,270	3.33%
30 year fixed-rate	11,381,340	366,162	11,747,502	297,405	12,044,907	3.66%
Hybrid ARM*	60,551	654	61,205	1,444	62,649	3.58%
Total Agency RMBS pass-through	11,738,599	368,689	12,107,288	309,538	12,416,826	3.65%
Agency-CMO (2)	930,836	(500,625)	430,211	17,181	447,392	3.48%
Agency CMBS(3)	4,597,320	77,442	4,674,762	261,421	4,936,183	3.00%
Non-Agency CMBS (4)	4,446,232	(778,004)	3,668,228	183,324	3,851,552	5.23%
Non-Agency RMBS (5)(6)(7)	2,467,994	(1,565,995)	901,999	116,512	1,018,511	6.72%
GSE CRT (8)	862,797	22,387	885,184	43,851	929,035	2.88%
Total	25,043,778	(2,376,106)	22,667,672	931,827	23,599,499	3.86%
* Adjustable-rate mortgage ("ARM")

(1)	Period-end weighted average yield is based on amortized cost as of September 30, 2019 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 57.2% of principal/notional balance, 6.7% of amortized cost and 6.6% of fair value.

(3)	Includes approximately $1.3 billion of to-be-announced ("TBA") securities that will primarily settle in the fourth quarter of 2019.

(4)	Non-Agency CMBS includes interest-only securities which represent 13.3% of principal/notional balance, 0.3% of amortized cost and 0.3% of fair value.

(5)
Non-Agency RMBS is 57.8% fixed rate, 37.0% variable rate, and 5.2% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.

(6)	Of the total discount in non-Agency RMBS, $128.9 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 56.3% of principal/notional balance, 2.2% of amortized cost and 1.9% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2018
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	417,233	5,077	422,310	1,944	424,254	3.27%
30 year fixed-rate	9,599,301	298,693	9,897,994	(125,225)	9,772,769	3.55%
Hybrid ARM	653,586	13,775	667,361	(7,413)	659,948	2.79%
Total Agency RMBS pass-through	10,670,120	317,545	10,987,665	(130,694)	10,856,971	3.49%
Agency-CMO (2)	907,862	(631,180)	276,682	(8,991)	267,691	3.61%
Agency CMBS	973,122	15,058	988,180	14,330	1,002,510	3.54%
Non-Agency CMBS (3)	4,024,715	(727,307)	3,297,408	(10,949)	3,286,459	5.05%
Non-Agency RMBS (4)(5)(6)	2,800,335	(1,748,223)	1,052,112	111,570	1,163,682	7.24%
GSE CRT (7)	738,529	21,259	759,788	59,541	819,329	3.10%
Total	20,114,683	(2,752,848)	17,361,835	34,807	17,396,642	4.00%

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2018 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 73.6% of principal (notional) balance, 13.5% of amortized cost and 12.4% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.0% of principal/notional balance, 0.4% of amortized cost and 0.5% of fair value.

(4)
Non-Agency RMBS is 43.5% variable rate, 50.7% fixed rate, and 5.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.

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

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2019 and December 31, 2018. We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of September 30, 2019 and December 31, 2018, approximately 81% and 67%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	September 30, 2019			December 31, 2018
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	106,216	203,054	309,270	204,347	219,907	424,254
30 year fixed-rate	788,483	11,256,424	12,044,907	1,093,070	8,679,699	9,772,769
Hybrid ARM	34,319	28,330	62,649	626,946	33,002	659,948
Total RMBS Agency pass-through	929,018	11,487,808	12,416,826	1,924,363	8,932,608	10,856,971
Agency-CMO	156,447	290,945	447,392	168,385	99,306	267,691
Agency CMBS	—	4,936,183	4,936,183	—	1,002,510	1,002,510
Non-Agency CMBS	2,174,951	1,676,601	3,851,552	2,153,403	1,133,056	3,286,459
Non-Agency RMBS	759,701	258,810	1,018,511	961,445	202,237	1,163,682
GSE CRT	530,506	398,529	929,035	586,231	233,098	819,329
Total	4,550,623	19,048,876	23,599,499	5,793,827	11,602,815	17,396,642

The components of the carrying value of our MBS and GSE CRT portfolio at September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	22,530,430	2,513,348	25,043,778
Unamortized premium	505,323	—	505,323
Unamortized discount	(429,027)	(2,452,402)	(2,881,429)
Gross unrealized gains (1)	948,663	4,109	952,772
Gross unrealized losses (1)	(17,431)	(3,514)	(20,945)
Fair value	23,537,958	61,541	23,599,499

	December 31, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	17,442,367	2,672,316	20,114,683
Unamortized premium	395,907	—	395,907
Unamortized discount	(549,988)	(2,598,767)	(3,148,755)
Gross unrealized gains (1)	238,579	7,448	246,027
Gross unrealized losses (1)	(204,664)	(6,556)	(211,220)
Fair value	17,322,201	74,441	17,396,642

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2019 and 2018 is provided below within this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2019 and December 31, 2018.

$ in thousands	September 30, 2019	December 31, 2018
Less than one year	87,420	110,020
Greater than one year and less than five years	10,071,194	3,508,100
Greater than or equal to five years	13,440,885	13,778,522
Total	23,599,499	17,396,642

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.
September 30, 2019

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	3	—	1	1,067	(5)	7	1,070	(5)	8
30 year fixed-rate	704,840	(1,584)	7	56,531	(349)	7	761,371	(1,933)	14
Hybrid ARM	438	(1)	1	1,629	(50)	4	2,067	(51)	5
Total Agency RMBS pass-through (1)	705,281	(1,585)	9	59,227	(404)	18	764,508	(1,989)	27
Agency-CMO (2)	45,278	(2,237)	17	4,656	(641)	9	49,934	(2,878)	26
Agency CMBS (3)	768,675	(7,331)	31	—	—	—	768,675	(7,331)	31
Non-Agency CMBS (4)	83,184	(426)	6	105,329	(7,165)	7	188,513	(7,591)	13
GSE CRT (5)	25,467	(198)	1	—	—	—	25,467	(198)	1
Non-Agency RMBS (6)	19,653	(733)	11	21,506	(225)	4	41,159	(958)	15
Total	1,647,538	(12,510)	75	190,718	(8,435)	38	1,838,256	(20,945)	113

(1)	Includes Agency RMBS with a fair value of $730.8 million for which the fair value option has been elected. These securities have unrealized losses of $1.7 million.

(2)	Includes Agency IO with fair value of $11.9 million for which the fair value option has been elected. These Agency IO have unrealized losses of $2.7 million.

(3)	Fair value option has been elected for all Agency CMBS that are in an unrealized loss position.

(4)	Includes non-Agency CMBS with a fair value of $83.2 million for which the fair value option has been elected. These securities have unrealized losses of $426,000.

(5)	Fair value option has been elected for all GSE CRT that are in an unrealized loss position.

(6)
Includes non-Agency RMBS and non-Agency IO with a fair value of $6.2 million and $4.0 million, respectively for which the fair value option has been elected. These securities have unrealized losses of $1,000 and $645,000, respectively.

December 31, 2018

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	86,241	(814)	50	16,660	(189)	22	102,901	(1,003)	72
30 year fixed-rate	3,966,347	(49,182)	158	2,846,090	(94,716)	95	6,812,437	(143,898)	253
Hybrid ARM	9,390	(87)	3	503,417	(9,175)	81	512,807	(9,262)	84
Total Agency RMBS pass-through (1)	4,061,978	(50,083)	211	3,366,167	(104,080)	198	7,428,145	(154,163)	409
Agency-CMO (2)	152,962	(6,315)	34	101,705	(5,100)	19	254,667	(11,415)	53
Non-Agency CMBS (3)	1,214,691	(17,778)	94	659,298	(25,381)	52	1,873,989	(43,159)	146
Non-Agency RMBS (4)	87,850	(1,152)	19	89,265	(1,138)	16	177,115	(2,290)	35
GSE CRT(5)	9,639	(193)	1	—	—	—	9,639	(193)	1
Total	5,527,120	(75,521)	359	4,216,435	(135,699)	285	9,743,555	(211,220)	644

(1)	Includes Agency RMBS with a fair value of $6.1 billion for which the fair value option has been elected. These securities have unrealized losses of $130.2 million.

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
Gross unrealized losses on our Agency RMBS, Agency CMBS and CMO were $9.5 million at September 30, 2019 (December 31, 2018: $159.3 million). Due to the inherent credit quality of Agency RMBS, Agency CMBS and Agency-CMO, we determined that at September 30, 2019 and December 31, 2018, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and non-Agency CMBS were $11.5 million at September 30, 2019 (December 31, 2018: $51.9 million). We did not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates, prepayment speeds, and market fluctuations. These investment securities are included in our assessment for other-than-temporary impairment ("OTTI").
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
The following table summarizes OTTI included in earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
RMBS interest-only securities	1,826	702	3,778	7,100
Non-Agency RMBS (1)	—	35	1,024	85
Total	1,826	737	4,802	7,185

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option. As of September 30, 2019, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Gross realized gains on sale of investments	4,022	739	9,181	774
Gross realized losses on sale of investments	(1,485)	(141,454)	(15,730)	(162,251)
Other-than-temporary impairment losses	(1,826)	(737)	(4,802)	(7,185)
Net unrealized gains and losses on MBS accounted for under the fair value option	202,876	(66,831)	787,607	(236,967)
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(1,174)	377	(3,279)	993
Net unrealized gains and losses on trading securities	—	(4)	—	(21)
Total gain (loss) on investments, net	202,413	(207,910)	772,977	(404,657)

The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2019 and 2018. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	122,725	(21,526)	101,199
Agency CMBS	25,434	(1,395)	24,039
Non-Agency CMBS	41,972	3,957	45,929
Non-Agency RMBS	12,746	2,725	15,471
GSE CRT	9,913	(2,369)	7,544
Other	756	—	756
Total	213,546	(18,608)	194,938
For the three months ended September 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	111,893	(20,598)	91,295
Agency CMBS	3,936	(252)	3,684
Non-Agency CMBS	37,938	1,470	39,408
Non-Agency RMBS	14,106	4,831	18,937
GSE CRT	7,513	(731)	6,782
Other	310	—	310
Total	175,696	(15,280)	160,416

For the nine months ended September 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	374,208	(50,873)	323,335
Agency CMBS	53,767	(2,835)	50,932
Non-Agency CMBS	121,417	10,338	131,755
Non-Agency RMBS	40,890	9,447	50,337
GSE CRT	27,935	(5,399)	22,536
Other	2,272	—	2,272
Total	620,489	(39,322)	581,167
For the nine months ended September 30, 2018

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	325,599	(66,094)	259,505
Agency CMBS	3,977	(253)	3,724
Non-Agency CMBS	113,332	4,091	117,423
Non-Agency RMBS	41,313	15,167	56,480
GSE CRT	21,218	(2,124)	19,094
Other	741	—	741
Total	506,180	(49,213)	456,967

Note 5 – Other Assets
The following table summarizes our other assets as of September 30, 2019 and December 31, 2018.

$ in thousands	September 30, 2019	December 31, 2018
FHLBI stock	74,250	74,250
Loan participation interest	45,115	54,981
Commercial loans, held-for-investment	24,188	31,582
Investments in unconsolidated ventures	23,305	24,012
Prepaid expenses and other assets	1,622	1,234
Total	168,480	186,059

IAS Services LLC, our wholly-owned captive insurance subsidiary, is required to purchase and hold Federal Home Loan Bank of Indianapolis ("FHLBI") stock as a condition of membership in the FHLBI. The stock is recorded at cost.
In August 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights. The secured loan has a two year term subject to a one year extension at the borrower's option. The participation interest bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 5.72% as of September 30, 2019 and 6.06% as of December 31, 2018. We elected to account for the investment using the fair value option. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our unfunded commitment on this loan participation interest.
As of September 30, 2019, our commercial loan portfolio consisted of one commercial loan with a maturity of 1.4 years (December 31, 2018: two commercial loans with a weighted average maturity of 1.7 years). The loans had a weighted average coupon rate of 10.60% as of September 30, 2019 and 10.69% as of December 31, 2018. The loans were not impaired, and we have not recorded an allowance for loan losses as of September 30, 2019 and December 31, 2018 based on our analysis of credit quality factors as described in Note 2 - "Summary of Significant Accounting Policies" included in the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements and secured loans. The following tables summarize certain characteristics of our borrowings at September 30, 2019 and December 31, 2018. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements and secured loans.

$ in thousands	September 30, 2019
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	11,124,901	2.34%	21
Agency CMBS	3,306,244	2.35%	30
Non-Agency CMBS	2,018,542	3.04%	15
Non-Agency RMBS	828,535	2.97%	17
GSE CRT	759,973	3.04%	15
Loan participation interest	33,837	3.68%	332
Total Repurchase Agreements	18,072,032	2.48%	22
Secured Loans	1,650,000	2.37%	1679
Total Borrowings	19,722,032	2.47%	161

$ in thousands	December 31, 2018
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,529,352	2.56%	36
Agency CMBS	810,450	2.53%	31
Non-Agency CMBS	1,616,473	3.56%	19
Non-Agency RMBS	923,959	3.60%	26
GSE CRT	681,014	3.48%	21
Loan participation interest	41,236	4.09%	605
Total Repurchase Agreements	13,602,484	2.80%	34
Secured Loans	1,650,000	2.68%	1952
Total Borrowings	15,252,484	2.79%	242

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	September 30, 2019
10/1/2019 - 9/30/2020	18,372,032
10/1/2020 - 9/30/2021	100,000
10/1/2021 - 9/30/2022	—
10/1/2022 - 9/30/2023	—
10/1/2023 - 9/30/2024	—
Thereafter (1)	1,250,000
Total	19,722,032

(1)	Amounts represent FHLBI secured loans maturing in 2025.
Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities ranging from one month to four months. Our repurchase agreement that is collateralized by a loan participation interest bears interest at a floating rate based on LIBOR plus a spread and matures on August 27, 2020. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at September 30, 2019.
Our repurchase agreement collateral pledged ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/amount outstanding) was 109% as of September 30, 2019 (December 31, 2018: 111%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of September 30, 2019, IAS Services LLC had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2019, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.65% and a weighted average maturity of 4.6 years.
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

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we have pledged and held under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of September 30, 2019 and December 31, 2018. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared swaps, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements, futures contracts and TBA securities that are accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets. TBA securities that are recorded as mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $1.3 billion and $131.8 million of these securities as of September 30, 2019 and December 31, 2018, respectively.
Cash collateral held on bilateral swaps and repurchase agreements that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2019 and December 31, 2018, we did not recognize any non-cash collateral held on the condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2019	December 31, 2018
Repurchase Agreements:
Agency RMBS	11,737,505	10,158,404
Agency CMBS	3,531,512	870,702
Non-Agency CMBS	2,543,887	2,016,202
Non-Agency RMBS	993,103	1,127,911
GSE CRT	899,144	819,328
Loan participation interest	45,115	54,981
Cash	4,209	—
Total repurchase agreements collateral pledged	19,754,475	15,047,528
Secured Loans:
Agency RMBS	633,350	702,952
Non-Agency CMBS	1,276,599	1,227,412
Total secured loans collateral pledged	1,909,949	1,930,364
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS	251,517	159,914
Cash	6,075	13,500
Restricted cash	80,086	—
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	337,678	173,414

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	21,866,617	17,082,825
Loan participation interest	45,115	54,981
Cash	10,284	13,500
Restricted cash	80,086	—
Total collateral pledged	22,002,102	17,151,306

	As of
Collateral Held	September 30, 2019	December 31, 2018
Repurchase Agreements:
Cash	597	—
Non-cash collateral	10,549	—
Total repurchase agreements collateral held	11,146	—
Interest Rate Swaps:
Cash	499	18,083
Non-cash collateral	—	—
Total interest rate swap collateral held	499	18,083

Total collateral held:
Cash	1,096	18,083
Non-cash collateral	10,549	—
Total collateral held	11,645	18,083

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

Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2019:

$ in thousands	Notional Amount as of December 31, 2018	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2019
Interest Rate Swaps	12,370,000	20,550,000	(18,495,000)	14,425,000
Futures Contracts	1,689,900	3,625,800	(4,821,400)	494,300
Currency Forward Contracts	23,149	81,577	(75,268)	29,458
Credit Derivatives	526,912	—	(39,963)	486,949
Total	14,609,961	24,257,377	(23,431,631)	15,435,707

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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $6.0 million as a decrease (September 30, 2018: $6.4 million as a decrease) and $17.7 million as a decrease (September 30, 2018: $19.9 million as a decrease) to interest expense for the three and nine months ended September 30, 2019, respectively. During the next 12 months, we estimate that $23.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2019, $81.9 million (December 31, 2018: $99.6 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.

As of September 30, 2019 and December 31, 2018, we had interest rate swaps with the following maturities outstanding:

$ in thousands	As of September 30, 2019
Maturities	Notional Amount(1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,900,000	1.67%	2.09%	0.9
2021	3,700,000	1.56%	2.06%	1.7
2022	2,350,000	1.99%	2.11%	2.7
2023	1,400,000	1.85%	2.03%	4.0
Thereafter	5,075,000	1.58%	2.07%	8.2
Total	14,425,000	1.68%	2.07%	4.3

$ in thousands	As of December 31, 2018
Maturities	Notional Amount(2)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2019	1,500,000	2.70%	2.47%	0.9
2020	1,500,000	2.78%	2.51%	1.7
2021	2,300,000	2.51%	2.58%	2.5
2022	2,550,000	2.13%	2.65%	3.4
2023	1,600,000	2.39%	2.47%	4.7
Thereafter	2,920,000	2.47%	2.55%	6.8
Total	12,370,000	2.46%	2.55%	3.7

(1)
Notional amount includes $11.6 billion of interest rate swaps that receive variable payments based on 1-month LIBOR and $2.8 billion of interest rate swaps that receive variable payments based on 3-month LIBOR as of September 30, 2019.

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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2019, we had $29.5 million (December 31, 2018: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At September 30, 2019 and December 31, 2018, terms of the GSE CRT embedded derivatives are:

$ in thousands	September 30, 2019	December 31, 2018
Fair value amount	12,372	22,771
Notional amount	486,949	526,912
Maximum potential amount of future undiscounted payments	486,949	526,912

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2019	As of December 31, 2018		As of September 30, 2019	As of December 31, 2018
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	3,384	15,089	Interest Rate Swaps Liability	46,381	15,382
Currency Forward Contracts	589	—	Currency Forward Contracts	—	172
Futures Contracts	154	—	Futures Contracts	—	7,836
Total Derivative Assets	4,127	15,089	Total Derivative Liabilities	46,381	23,390

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

$ in thousands	Three months ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,196	(5,195)	1

$ in thousands	Three months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,638	(663)	4,975

$ in thousands	Nine months ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	15,846	(10,399)	5,447

$ in thousands	Nine months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	16,909	(8,034)	8,875

The following table summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

$ in thousands	Three Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(137,346)	11,715	(15,772)	(141,403)
Futures Contracts	(36,633)	—	(464)	(37,097)
Currency Forward Contracts	372	—	884	1,256
Total	(173,607)	11,715	(15,352)	(177,244)

$ in thousands	Three Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	68,953	(2,763)	(178)	66,012
Futures Contracts	27,136	—	(5,548)	21,588
Currency Forward Contracts	3,569	—	(3,480)	89
TBAs	(17)	—	—	(17)
Total	99,641	(2,763)	(9,206)	87,672

$ in thousands	Nine Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(545,069)	23,749	(42,703)	(564,023)
Futures Contracts	(169,274)	—	7,990	(161,284)
Currency Forward Contracts	1,110	—	760	1,870
Total	(713,233)	23,749	(33,953)	(723,437)

$ in thousands	Nine Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	225,499	(19,386)	65,181	271,294
Futures Contracts	22,499	—	(8,204)	14,295
Currency Forward Contracts	1,512	—	1,124	2,636
TBAs	(17)	—	—	(17)
Total	249,493	(19,386)	58,101	288,208

Credit-risk-related Contingent Features
We have agreements with each of our bilateral derivative counterparties. Some of those agreements contain a provision whereby if we default on any of our indebtedness, including default whereby repayment of the indebtedness has not been accelerated by the lender, we could be declared in default on our derivative obligations.
At September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to bilateral interest rate swap agreements, was $46.5 million. We have minimum collateral posting thresholds with certain of our bilateral derivative counterparties and pledged securities with a fair value of $41.4 million and restricted cash of $8.4 million with these counterparties as of September 30, 2019. If we had breached any of these provisions at September 30, 2019, we could have been required to settle our obligations under these agreements at their termination value.
We also have an agreement with a clearing counterparty for our interest rate swaps that includes cross default provisions. The fair value of our centrally cleared interest rate derivative contracts, which includes accrued interest and variation margin but excludes any adjustment for non-performance risk, was a net asset of $3.4 million as of September 30, 2019.
We were in compliance with all of the financial provisions of these counterparty agreements as of September 30, 2019.
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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of September 30, 2019, our derivative asset of $3.4 million (December 31, 2018: derivative liability of $13.2 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
Offsetting of Derivative Assets
As of September 30, 2019

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	743	—	743	—	(346)	397

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of September 30, 2019

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	46,381	—	46,381	(38,471)	(7,910)	—
Repurchase Agreements (4)	18,072,032	—	18,072,032	(18,072,032)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	19,768,413	—	19,768,413	(19,760,503)	(7,910)	—

Offsetting of Derivative Assets
As of December 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (1) (3)	15,089	—	15,089	(433)	(14,656)	—

Offsetting of Derivative Liabilities and Repurchase Agreements
As of December 31, 2018

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
Derivatives (3)	10,239	—	10,239	(2,058)	(7,836)	345
Repurchase Agreements (4)	13,602,484	—	13,602,484	(13,602,484)	—	—
Secured Loans (5)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,262,723	—	15,262,723	(15,254,542)	(7,836)	345

(1)
Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at September 30, 2019 and December 31, 2018, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(3)
The fair value of securities pledged against our derivatives was $251.5 million (December 31, 2018: $159.9 million) at September 30, 2019, of which $200.2 million (December 31, 2018: $158.3 million) relates to initial margin pledged on centrally cleared interest rate swaps. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $499,000 and $18.1 million at September 30, 2019 and December 31, 2018, respectively. Cash collateral pledged by us on our futures contracts and interest rate swaps were $86.2 million and $13.5 million at September 30, 2019 and December 31, 2018, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at September 30, 2019 and December 31, 2018, respectively.

(4)
The fair value of securities pledged against our borrowing under repurchase agreements was $19.8 billion and $15.0 billion at September 30, 2019 and December 31, 2018, respectively. We pledged cash collateral of $4.2 million and held cash collateral of $597,000 under repurchase agreements as of September 30, 2019.

(5)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at September 30, 2019 and December 31, 2018, respectively.
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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	23,587,127	12,372	—	23,599,499
Derivative assets	154	3,973	—	—	4,127
Other assets (4)	—	—	45,115	23,305	68,420
Total assets	154	23,591,100	57,487	23,305	23,672,046
Liabilities:
Derivative liabilities	—	46,381	—	—	46,381
Total liabilities	—	46,381	—	—	46,381

	December 31, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	17,373,871	22,771	—	17,396,642
Derivative assets	—	15,089	—	—	15,089
Other assets (4)	—	—	54,981	24,012	78,993
Total assets	—	17,388,960	77,752	24,012	17,490,724
Liabilities:
Derivative liabilities	7,836	15,554	—	—	23,390
Total liabilities	7,836	15,554	—	—	23,390

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of September 30, 2019, the net embedded derivative asset position of $12.4 million includes $21.6 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative asset position of $22.8 million includes $28.8 million of embedded derivatives in an asset position and $6.0 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2019 and December 31, 2018, the weighted average remaining term of our investments in unconsolidated ventures was 2.6 years for both periods.

(4)
Includes $45.1 million and $55.0 million of a loan participation interest as of September 30, 2019 and December 31, 2018, respectively. The loan participation interest is transferable and bears interest at a variable rate based on LIBOR plus a spread and resets daily. As a result, the cost of the loan participation interest approximates its fair value.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Beginning balance	17,567	38,029	22,771	45,400
Unrealized credit derivative gains (losses), net	(5,195)	(663)	(10,399)	(8,034)
Ending balance	12,372	37,366	12,372	37,366

The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Beginning balance	47,885	—	54,981	—
Purchases/Advances	5,192	45,058	5,769	45,058
Repayments	(7,962)	—	(15,635)	—
Ending balance	45,115	45,058	45,115	45,058

The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	September 30, 2019	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	12,372	Market Comparables, Vendor Pricing	Weighted average life	1.3 - 4.6 years	3.1 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2018	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	22,771	Market Comparables, Vendor Pricing	Weighted average life	2.9 - 5.9 years	4.3 years

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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loans, held-for-investment	24,188	24,478	31,582	31,826
FHLBI stock	74,250	74,250	74,250	74,250
Total	98,438	98,728	105,832	106,076
Financial Liabilities
Repurchase agreements	18,072,032	18,072,733	13,602,484	13,602,050
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Total	19,722,032	19,722,733	15,252,484	15,252,050

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

Note 11 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2019, we reimbursed our Manager $250,000 (September 30, 2018: $168,000) and $646,000 (September 30, 2018: $599,000), respectively, for costs of support personnel that are fully dedicated to our business.
We have invested $120.4 million as of September 30, 2019 (December 31, 2018: $131.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Incurred costs, prepaid or expensed	2,186	2,133	5,399	4,925
Incurred costs, charged against equity as a cost of raising capital	236	—	680	167
Total incurred costs, originally paid by our Manager	2,422	2,133	6,079	5,092

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
In March 2019, we entered into an equity distribution agreement with a placement agent under which we may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). As of September 30, 2019, we have not sold any shares of preferred stock under the equity distribution agreement.

Common Stock
On February 7, 2019, we completed a public offering of 16,100,000 shares of common stock at the price of $15.73 per share. Total net proceeds were approximately $249.5 million after deducting offering costs.
On August 16, 2019, we completed a public offering of 14,000,000 shares of common stock at the price of $15.86 per share. Total net proceeds were approximately $219.3 million after deducting offering costs.
In March 2019, we amended our equity distribution agreement, dated December 18, 2017, with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the nine months ended September 30, 2019, we issued 1,093,136 shares of common stock under the equity distribution agreement for proceeds of $17.2 million, net of approximately $363,000 in commissions and fees. We did not issue any common stock under the equity distribution agreement during the three months ended September 30, 2019.
Share Repurchase Program
During the three and nine months ended September 30, 2019 and 2018, we did not repurchase any shares of our common stock. As of September 30, 2019, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
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
We recognized compensation expense of approximately $113,000 (September 30, 2018: $107,000) and $338,000 (September 30, 2018: $306,000) for shares issued to our independent directors under our Incentive Plan for the three and nine months ended September 30, 2019, respectively. During the three months ended September 30, 2019 and 2018, we issued 6,765 shares and 6,620 shares of common stock, respectively, to our independent directors. During the nine months ended September 30, 2019 and 2018, we issued 20,725 and 20,262 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $17,000 (September 30, 2018: $71,000) and $54,000 (September 30, 2018: $115,000) for the three and nine months ended September 30, 2019, respectively for restricted stock units awarded to employees of our Manager and its affiliates under our Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At September 30, 2019, there was approximately $149,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 18 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	12,520	$15.25	11,051	$14.55
Shares granted during the period	—	—	6,189	15.92
Shares vested during the period	—	—	(4,720)	14.48
Unvested at the end of the period	12,520	$15.25	12,520	$15.25

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2019 and 2018. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended September 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	14,482	—	14,482
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(954)	—	(954)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,981)	(5,981)
Currency translation adjustments on investment in unconsolidated venture	290	—	—	290
Total other comprehensive income (loss)	290	13,528	(5,981)	7,837

AOCI balance at beginning of period	(83)	230,227	87,869	318,013
Total other comprehensive income (loss)	290	13,528	(5,981)	7,837
AOCI balance at end of period	207	243,755	81,888	325,850

	Three Months Ended September 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(40,554)	—	(40,554)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	134,280	—	134,280
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(6,422)	(6,422)
Currency translation adjustments on investment in unconsolidated venture	(1,126)	—	—	(1,126)
Total other comprehensive income (loss)	(1,126)	93,726	(6,422)	86,178

AOCI balance at beginning of period	1,736	(22,901)	110,626	89,461
Total other comprehensive income (loss)	(1,126)	93,726	(6,422)	86,178
Other comprehensive income/(loss) attributable to non-controlling interest	13	(1,181)	82	(1,086)
AOCI balance at end of period	623	69,644	104,286	174,553

	Nine Months Ended September 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	114,019	—	114,019
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,072	—	9,072
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(17,748)	(17,748)
Currency translation adjustments on investment in unconsolidated venture	(306)	—	—	(306)
Total other comprehensive income/(loss)	(306)	123,091	(17,748)	105,037

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income/(loss)	(306)	123,091	(17,748)	105,037
AOCI balance at end of period	207	243,755	81,888	325,850

	Nine Months Ended September 30, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(220,800)	—	(220,800)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	153,406	—	153,406
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,859)	(19,859)
Currency translation adjustments on investment in unconsolidated venture	(328)	—	—	(328)
Total other comprehensive income/(loss)	(328)	(67,394)	(19,859)	(87,581)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income/(loss)	(328)	(67,394)	(19,859)	(87,581)
Other comprehensive income/(loss) attributable to non-controlling interest	4	850	251	1,105
AOCI balance at end of period	623	69,644	104,286	174,553

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
We declared the following dividends during the nine months ended September 30, 2019 and 2018:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
September 16, 2019	0.4844	2,713	October 25, 2019
June 17, 2019	0.4844	2,712	July 25, 2019
March 18, 2019	0.4844	2,713	April 25, 2019
2018
September 14, 2018	0.4844	2,713	October 25, 2018
June 15, 2018	0.4844	2,712	July 25, 2018
March 15, 2018	0.4844	2,713	April 25, 2018

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
August 1, 2019	0.4844	3,003	September 27, 2019
May 3, 2019	0.4844	3,004	June 27, 2019
February 14, 2019	0.4844	3,003	March 27, 2019
2018
August 2, 2018	0.4844	3,003	September 27, 2018
May 2, 2018	0.4844	3,004	June 27, 2018
February 15, 2018	0.4844	3,003	March 27, 2018

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
August 1, 2019	0.46875	5,391	September 27, 2019
May 3, 2019	0.46875	5,390	June 27, 2019
February 14, 2019	0.46875	5,391	March 27, 2019
2018
August 2, 2018	0.46875	5,391	September 27, 2018
May 2, 2018	0.46875	5,390	June 27, 2018
February 15, 2018	0.46875	5,391	March 27, 2018

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2019
September 16, 2019	0.45	64,261	October 28, 2019
June 17, 2019	0.45	57,958	July 26, 2019
March 18, 2019	0.45	57,720	April 26, 2019
2018
September 14, 2018	0.42	46,895	October 26, 2018
June 15, 2018	0.42	46,890	July 26, 2018
March 15, 2018	0.42	46,887	April 26, 2018

Note 13 – Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2019 and 2018 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2019	2018	2019	2018
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	77,896	(64,480)	212,809	56,999
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	—	(681)	—	1,153
Dilutive net income (loss) available to stockholders	77,896	(65,161)	212,809	58,152
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	135,799	111,647	128,574	111,639
Effect of dilutive securities:
Restricted stock awards	13	—	12	16
Non-controlling interest OP units	—	1,425	—	1,425
Dilutive Shares	135,812	113,072	128,586	113,080
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.57	(0.58)	1.66	0.51
Diluted	0.57	(0.58)	1.65	0.51

Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2019 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2019 and December 31, 2018, our undrawn capital and purchase commitments were $6.4 million and $10.0 million, respectively.
As discussed in Note 5 - "Other Assets", we have funded our portion of a commitment in a loan participation. The remainder of our commitment will be funded over the remaining term of the loan based upon the financing needs of the borrower. As of September 30, 2019, we have an unfunded commitment of $29.9 million.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on our Series B and Series C Preferred Stock on November 5, 2019 to our stockholders of record as of December 5, 2019: a Series B Preferred Stock dividend of $0.4844 per share payable on December 27, 2019 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 27, 2019.

Amendment to Management Agreement
On November 6, 2019, we entered into a Third Amendment to the management agreement, dated July 1, 2009 and amended on May 24, 2011 and July 1, 2015, between the Company, the Operating Partnership, IAS Asset I LLC and our Manager (the “Amendment”). Under the Amendment, effective October 1, 2019, our management fee will be equal to 1.50% of our stockholders’ equity per annum. For purposes of calculating the management fee, stockholders’ equity will be calculated as average month end stockholders’ equity for the prior calendar quarter as determined in accordance with U.S. GAAP. Stockholders’ equity may exclude one-time events due to changes in U.S. GAAP and certain non-cash items upon approval by a majority of our independent directors. The Amendment also clarified language in the management agreement regarding the pass through of certain costs incurred by our Manager in providing services to the Company. The full text of the Amendment is attached as Exhibit 10.1 to this report on Form 10-Q.

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

•
Commercial mortgage-backed securities ("CMBS") that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively "Agency CMBS");

•	RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");

•	CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");

•	Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");

•	Residential and commercial mortgage loans; and

•	Other real estate-related financing arrangements.
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of "Investment Company" under the 1940 Act. We are externally managed and advised by Invesco Advisers, Inc., our Manager, which is an indirect, wholly-owned subsidiary of Invesco Ltd.
Capital Activities
On February 7, 2019, we completed a public offering of 16,100,000 shares of common stock at the price of $15.73 per share. Total net proceeds were approximately $249.5 million after deducting offering expenses.
On August 16, 2019, we completed a public offering of 14,000,000 shares of common stock at the price of $15.86 per share. Total net proceeds were approximately $219.3 million after deducting offering expenses.
We may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement. These shares are registered with the SEC under our automatic shelf registration statement (as amended and/or supplemented). During the nine months ended September 30, 2019, we issued 1,093,136 shares of common stock under our equity distribution agreement for proceeds of $17.2 million, net of approximately $363,000 in commissions and fees.
On September 16, 2019, we declared the following dividends:

•	a dividend of $0.45 per share of common stock paid on October 28, 2019 to stockholders of record as of the close of business on September 27, 2019; and

•	a dividend of $0.4844 per share of Series A Preferred Stock paid on October 25, 2019 to stockholders of record as of the close of business on October 1, 2019.
On August 1, 2019, we declared the following dividends:

•	a dividend of $0.4844 per share of Series B Preferred Stock paid on September 27, 2019 to stockholders of record as of the close of business on September 5, 2019; and

•	a dividend of $0.46875 per share of Series C Preferred Stock paid on September 27, 2019 to stockholders of record as of the close of business on September 5, 2019.
During the nine months ended September 30, 2019, we did not repurchase any shares of our common stock.
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
Market Conditions
Macroeconomic factors that affect our business include interest rates, interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions were slightly tighter during the third quarter of 2019 as volatility measures increased, and the performance of equity markets and credit spreads were mixed. Volatility increased across the fixed income and equity markets as uncertainty around trade policy and future Federal Reserve policy actions continued. After a strong start to the year, equity performance moderated during the quarter, with the S&P 500 Index returning 1% and the NASDAQ losing 0.1% during the third quarter. This brought the year-to-date total return of these indices to 18.7% and 20.6%, respectively. Commodity prices declined during the third quarter, as the CRB Commodity Price Index decreased by 3.9% and WTI Crude decreased by 7.1%.
The U.S. economy appeared to be growing at a moderate pace, and the labor market remained positive. Monthly gains in non-farm payrolls averaged 157,000 for the third quarter, up slightly from the 152,000 average of the second quarter. The unemployment rate hit a multi-year low at 3.5%. The consensus forecast for GDP growth in 2019 is 2.3%, with the consensus estimates for 2020 and 2021 at 1.7% and 1.8%, respectively.
Inflation remained subdued during the third quarter, with the U.S. Personal Consumption Expenditure Core Price Index remaining below the Federal Reserve’s inflation target of 2%. Implied breakeven rates on Treasury Inflation Protected securities, which reflect the market's expectation of future inflation rates, remained low, with the implied two and five-year inflation rates ending the second quarter at 1.30% and 1.35%, respectively. The Federal Open Market Committee ("FOMC") lowered the benchmark Federal Funds rate by 25 basis points at its September 18 meeting and have signaled that further interest rate cuts may be warranted. As of quarter end, the pricing of federal funds futures contracts implied that the FOMC will cut the Federal Funds rate approximately three more times over the course of 2019 and 2020. This caused Treasury rates to fall across the maturity spectrum, with the two-year Treasury rate falling 13 basis points during the third quarter to 1.62% and the 10 year Treasury rate falling 34 basis points to 1.66% as of September 30, 2019. The market for repurchase agreements underwent a period of volatility during the quarter due to a number of technical factors, prompting the Federal Reserve to intervene and restore order. The Federal Reserve has subsequently addressed this issue through open market operations and communicating a plan to increase reserve levels by purchasing Treasury Bills.
The performance of structured securities was mixed during the third quarter of 2019. Lower coupon Agency RMBS mortgages underperformed similar duration Treasuries during the quarter, while higher coupon Agency RMBS mortgages outperformed similar duration Treasuries. Agency RMBS pools backed by collateral that offered protection against prepayment risk performed well, as prepayment activity is expected to remain elevated in the coming quarters.
During the third quarter, spreads (defined as the yield in excess of risk-free rates) on non-Agency CMBS and GSE CRT securities were mixed, while spreads on Agency CMBS were slightly wider. Fundamentals in both commercial and residential housing remain on solid footing, lending support to asset prices.
We expect the U.S. will continue to experience moderate, albeit slowing, economic growth, and that core inflation will remain close to the Federal Reserve’s policy objective of 2%. Investors remained focused on the actions of central banks, their impact on the global economy, the potential impact of trade tensions and onging Brexit negotiations.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve, which may affect their funding methods and lending practices. While we are not directly subject to compliance with the rules governing financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.
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
Our Manager is finalizing its global assessment of exposure in relation to our LIBOR-based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecasted changes to financial instruments and performance benchmarks referencing existing LIBOR rates.

Centrally cleared swaps are among our LIBOR-based material contracts that may be impacted. The Chicago Mercantile Exchange ("CME") announced a high-level proposal for transitioning price alignment interest (used to determine interest paid on cash collateral) and the discount rate for USD centrally cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Their goal in publishing the proposal is to facilitate discussion on how this transition will be implemented. They propose that after the close of business on October 16, 2020, the CME would conduct a standard end-of-day valuation cycle using EFFR discounting to determine variation margin and price alignment interest. Upon completion of this initial cycle, CME would then conduct a special cycle in which positions will be valued using SOFR as the discount rate. In an effort to neutralize the value transfer attributed to the change in the discounting rate, CME proposes making a cash adjustment that is equal to the change in each cleared swap's net present value. To mitigate hedging costs associated with this transition and sensitivity to closing curve markets on October 16, 2020, CME would book a series of EFFR/SOFR basis swaps to participants’ accounts. They propose that this will restore participants back to their original risk profiles and be booked at the October 16, 2020 closing curve levels.
LCH Limited ("LCH") also proposed plans to switch from using EFFR to SOFR as both the discount rate used to value USD centrally cleared swaps and the rate used to determine price alignment interest. Similar to CME, LCH proposes compensation for valuation and risk adjustment will be provided in the form of cash and compensating basis swaps.
In October, the IRS and Treasury proposed regulations that are expected to provide taxpayers relief from adverse impacts resulting from the transition away from LIBOR to an alternative reference rate. The proposed regulations make clear that a change in the reference rate (and associated alterations to payment terms) of a financial instrument is generally not considered a taxable event, provided the fair value of the modified instrument is substantially equivalent to the fair value of the unmodified instrument.

Investment Activities
The table below shows the allocation of our equity as of September 30, 2019, December 31, 2018 and September 30, 2018:

	As of
$ in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Agency RMBS	44%	46%	50%
Agency CMBS	14%	3%	1%
Commercial Credit (1)	29%	33%	31%
Residential Credit (2)	13%	18%	18%
Total	100%	100%	100%

(1)	Commercial credit includes non-Agency CMBS, commercial loans and investments in unconsolidated ventures.

(2)	Residential credit includes non-Agency RMBS, GSE CRTs and a loan participation interest.

The table below shows the breakdown of our investment portfolio as of September 30, 2019, December 31, 2018 and September 30, 2018:

	As of
$ in thousands	September 30, 2019	December 31, 2018	September 30, 2018
Agency RMBS:
30 year fixed-rate, at fair value	12,044,907	9,772,769	10,499,050
15 year fixed-rate, at fair value	309,270	424,254	602,159
Hybrid ARM, at fair value	62,649	659,948	1,155,101
Agency CMO, at fair value	447,392	267,691	224,150
Agency CMBS, at fair value	4,936,183	1,002,510	584,688
Non-Agency CMBS, at fair value	3,851,552	3,286,459	3,270,768
Non-Agency RMBS, at fair value	1,018,511	1,163,682	1,158,712
GSE CRT, at fair value	929,035	819,329	842,197
Loan participation interest, at fair value	45,115	54,981	45,058
Commercial loans, at amortized cost	24,188	31,582	31,707
Investments in unconsolidated ventures	23,305	24,012	24,217
Total investment portfolio	23,692,107	17,507,217	18,437,807
During the nine months ended September 30, 2019, we purchased $4.7 billion of newly issued fixed rate Agency RMBS, $3.7 billion of Agency CMBS, $432.8 million of non-Agency CMBS, $99.1 million of non-Agency RMBS and $209.8 million of GSE CRT. We funded these purchases by leveraging the proceeds of our February 2019 and August 2019 common stock issuances and with cash proceeds from paydowns and sales of securities. During the nine months ended September 30, 2019, we sold most of our Hybrid ARM securities.
As of September 30, 2019 our holdings of 30 year fixed-rate Agency RMBS represented approximately 51% of our total investment portfolio versus 56% as of December 31, 2018 and 57% as of September 30, 2018. We have purchased newly issued 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities is attractive as valuations have been impacted by higher interest rate volatility, reduced Federal Reserve demand and expectations for increased supply, in addition to lower funding costs given changes in the outlook for short-term interest rates. We have focused our purchases on 30 year specified pools priced at modest pay-ups to generic Agency RMBS because those securities have characteristics that reduce prepayment risk.
As of September 30, 2019 our holdings of Agency CMBS represented approximately 21% of our total investment portfolio versus 6% as of December 31, 2018 and 3% as of September 30, 2018. Our Agency CMBS holdings as of September 30, 2019 include approximately $1.3 billion of to-be-announced ("TBA") securities that will primarily settle in the fourth quarter of 2019. We began investing in Agency CMBS issued by Freddie Mac and Fannie Mae late in the second quarter of 2018 and began investing in Agency CMBS issued by Ginnie Mae in the third quarter of 2019. We have increased our holdings of Agency CMBS in 2019 because these securities benefit from prepayment protection characteristics and have an attractive return on equity profile. Agency CMBS benefit from a guarantee of principal and interest payments from governmental agencies and federally chartered corporations. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given limited extension beyond initial expected maturity dates and underlying loan prepayment protection.
Our investments that have credit exposure include non-Agency CMBS, non-Agency RMBS, GSE CRTs, a commercial real estate loan, and a loan participation interest. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with our portfolio holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
As of September 30, 2019 our holdings of non-Agency CMBS represented approximately 16% of our total investment portfolio versus 19% as of December 31, 2018 and 18% as of September 30, 2018. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States. Property types include but are not limited to office, retail, multi-family, industrial warehouse and hotel. The largest property geographic locations include New

York, California, Texas, Florida and Illinois. The majority of our non-Agency CMBS portfolio is comprised of fixed rate credits that are rated investment grade or higher by a nationally recognized statistical rating organization. Over 80% of our non-Agency CMBS portfolio is collateralized by loans originated after 2009 and before 2017. These seasoned investments generally benefit from property price appreciation, growing credit enhancement and, in some instances, rating agency upgrades. The remainder of our assets were originated during and after 2017. We continue to identify attractive opportunities in this sector given our expectation for commercial real estate property rent growth, further property price appreciation and strong loan performance.
As of September 30, 2019 our holdings of non-Agency RMBS represented approximately 4% of our total investment portfolio versus 7% as of December 31, 2018 and 6% as of September 30, 2018. We primarily invest in non-Agency RMBS securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we expect to provide attractive risk adjusted returns. We also invest in GSE CRTs which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
During the third quarter of 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. The secured loan has a two year term subject to a one year extension at the borrower's option. We funded $45.1 million of the loan as of September 30, 2019 and have committed to fund up to an additional $29.9 million.
As of September 30, 2019, we have invested in one commercial real estate mezzanine loan that matures in 2021 and has a loan-to-value ratio of approximately 73.4%. The commercial real estate loan had an average earning asset yield of 10.89% during the three months ended September 30, 2019 and continued to benefit from favorable fundamentals. One commercial loan was repaid during the nine months ended September 30, 2019.
We have also invested in two joint ventures that invest in our target assets.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of September 30, 2019 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Prime	17.6%	0.7%	—%	—%	13.8%	6.9%	—%	0.4%	—%	16.3%	7.8%	63.5%
Alt-A	27.9%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	27.9%
Re-REMIC (1)	0.6%	4.3%	1.7%	1.3%	0.6%	—%	—%	—%	—%	—%	—%	8.5%
Subprime/RPL	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Total Non-Agency RMBS	46.2%	5.0%	1.7%	1.3%	14.4%	6.9%	—%	0.4%	—%	16.3%	7.8%	100.0%
GSE CRT	—%	—%	—%	—%	24.0%	29.3%	4.7%	18.6%	3.2%	5.8%	14.4%	100.0%
Non-Agency CMBS	—%	2.2%	14.7%	9.9%	12.0%	29.2%	7.2%	5.6%	8.7%	5.6%	4.9%	100.0%

(1)
Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 4.6% for 2005, 0.9% for 2006, and 94.5% for 2007.

The following table summarizes the credit enhancement provided to our non-Agency RMBS Re-REMIC holdings as of September 30, 2019 and December 31, 2018.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	September 30, 2019	December 31, 2018
0% - 10%	56.3%	49.8%
10% - 20%	3.1%	3.4%
20% - 30%	18.9%	16.9%
30% - 40%	10.7%	14.9%
40% - 50%	0.6%	1.8%
50% - 60%	10.4%	12.5%
60% - 70%	—%	0.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. As of September 30, 2019, 74.8% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of September 30, 2019:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	44.9%	California	18.2%	New York	15.1%
New York	8.3%	Texas	6.4%	California	14.9%
Florida	6.2%	Florida	4.8%	Texas	8.7%
New Jersey	4.0%	New York	4.5%	Florida	6.2%
Virginia	3.1%	Virginia	4.0%	Illinois	4.5%
Washington	3.0%	Illinois	3.8%	Pennsylvania	3.6%
Maryland	2.7%	Washington	3.5%	New Jersey	3.6%
Massachusetts	2.7%	New Jersey	3.2%	Ohio	3.1%
Colorado	2.7%	Massachusetts	3.2%	Michigan	3.0%
Illinois	2.5%	Colorado	3.2%	Virginia	3.0%
Other	19.9%	Other	45.2%	Other	34.3%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities and an investment in a loan participation interest. Repurchase agreements are generally settled on a short-term basis, usually from one to twelve months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of September 30, 2019, we had entered into repurchase agreements totaling $18.1 billion (December 31, 2018: $13.6 billion).
Our wholly-owned captive insurance subsidiary, IAS Services, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, IAS Services has borrowed funds from the FHLBI in the form of secured loans. As of September 30, 2019, IAS Services had $1.65 billion in outstanding secured loans. For the nine months ended September 30, 2019, IAS Services had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.65% and a weighted average maturity of 4.6 years.

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance
September 30, 2018	16,028,518	15,973,428	16,078,388
December 31, 2018	15,252,484	15,836,597	16,144,062
March 31, 2019	18,474,387	17,229,809	18,474,387
June 30, 2019	18,725,065	19,019,503	19,365,413
September 30, 2019	19,722,032	19,535,263	19,898,863
We have invested in and partially funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the remaining term of the loan based upon the financing needs of the borrower. As of September 30, 2019, we had unfunded commitments of $29.9 million.
We have also committed to invest up to $125.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2019, $118.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $6.4 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments.
As of September 30, 2019, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $14.4 billion (December 31, 2018: $12.4 billion) of borrowings. As of September 30, 2019, we received interest based on one-month LIBOR on $11.6 billion of our swaps and interest based on three-month LIBOR on $2.8 billion of our swaps.
During the nine months ended September 30, 2019, we terminated existing swaps with a notional amount of $18.5 billion and entered into new swaps with a notional amount of $20.6 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. As of September 30, 2019, our interest rate swap portfolio had a weighted average fixed pay rate of 1.68% (December 31, 2018: 2.46%) and a weighted average years to maturity of 4.3 years (December 31, 2018: 3.7 years). Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net loss of $545.1 million on interest rate swaps during the nine months ended September 30, 2019 primarily due to falling interest rates in 2019.
As of September 30, 2019, we held $494.3 million (December 31, 2018: $1.7 billion) in notional amount of futures contracts. During the nine months ended September 30, 2019, we settled futures contracts with a notional amount of $4.8 billion and realized a net loss of $169.3 million due to falling interest rates in 2019. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. During the nine months ended September 30, 2019, we settled currency forward contracts of $75.3 million (September 30, 2018: $233.6 million) in notional amount and realized a net gain of $1.1 million (September 30, 2018: $1.5 million net gain). As of September 30, 2019, we had $29.5 million (December 31, 2018: $23.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture.

Book Value per Common Share
We calculate book value per common share as follows:

	As of
In thousands except per share amounts	September 30, 2019	December 31, 2018
Numerator (adjusted equity):
Total equity	2,911,032	2,286,697
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	2,328,532	1,704,197

Denominator (number of shares):
Common stock outstanding	142,802	111,585

Book value per common share	16.31	15.27
Our book value per common share increased 6.8% as of September 30, 2019 compared to December 31, 2018 primarily due to interest rate spread tightening in both Agency and credit assets. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2018.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted" and "Pending Accounting Pronouncements".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2019	2018	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	194,938	160,416	581,167	456,967
Commercial and other loans	1,353	1,672	4,419	9,945
Total interest income	196,291	162,088	585,586	466,912
Interest Expense
Repurchase agreements	112,851	81,763	332,704	210,737
Secured loans	10,413	9,490	32,815	24,888
Exchangeable senior notes	—	—	—	1,621
Total interest expense	123,264	91,253	365,519	237,246
Net interest income	73,027	70,835	220,067	229,666
Other Income (loss)
Gain (loss) on investments, net	202,413	(207,910)	772,977	(404,657)
Equity in earnings (losses) of unconsolidated ventures	403	1,084	1,797	2,778
Gain (loss) on derivative instruments, net	(177,244)	87,672	(723,437)	288,208
Realized and unrealized credit derivative income (loss), net	1	4,975	5,447	8,875
Net loss on extinguishment of debt	—	—	—	(26)
Other investment income (loss), net	1,005	1,068	3,041	2,010
Total other income (loss)	26,578	(113,111)	59,825	(102,812)
Expenses
Management fee – related party	8,740	10,105	27,644	30,428
General and administrative	1,862	1,673	6,119	4,954
Total expenses	10,602	11,778	33,763	35,382
Net income (loss)	89,003	(54,054)	246,129	91,472
Net income (loss) attributable to non-controlling interest	—	(681)	—	1,153
Net income (loss) attributable to Invesco Mortgage Capital Inc.	89,003	(53,373)	246,129	90,319
Dividends to preferred stockholders	11,107	11,107	33,320	33,320
Net income (loss) attributable to common stockholders	77,896	(64,480)	212,809	56,999
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.57	(0.58)	1.66	0.51
Diluted	0.57	(0.58)	1.65	0.51
Weighted average number of shares of common stock:
Basic	135,799,499	111,647,456	128,573,412	111,639,132
Diluted	135,812,019	113,072,456	128,585,623	113,079,666

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Average Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	312,603	1,613,967	342,003	2,376,050
30 year fixed-rate, at amortized cost	11,837,640	9,362,170	12,062,635	8,338,593
Hybrid ARM, at amortized cost	66,671	1,484,791	153,731	1,731,512
Agency - CMO, at amortized cost	420,889	242,133	364,005	256,770
Agency CMBS, at amortized cost	2,796,732	516,992	1,961,730	190,951
Non-Agency CMBS, at amortized cost	3,607,381	3,236,226	3,480,642	3,202,556
Non-Agency RMBS, at amortized cost	946,446	1,055,671	1,016,835	1,056,962
GSE CRT, at amortized cost	905,062	762,235	855,501	769,546
Loan participation interest	45,465	29,875	50,501	10,068
Commercial loans, at amortized cost	24,233	55,607	25,313	137,028
Average earning assets	20,963,122	18,359,667	20,312,896	18,070,036
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	3.32%	2.59%	3.35%	2.15%
30 year fixed-rate	3.19%	2.96%	3.34%	2.96%
Hybrid ARM	3.22%	2.56%	3.26%	2.36%
Agency - CMO	3.40%	3.20%	3.38%	2.90%
Agency CMBS	3.44%	2.85%	3.46%	3.34%
Non-Agency CMBS	5.09%	4.88%	5.05%	4.89%
Non-Agency RMBS	6.54%	7.17%	6.60%	7.12%
GSE CRT (3)	3.33%	3.56%	3.51%	3.31%
Loan participation interest	6.18%	5.87%	6.14%	5.87%
Commercial loans	10.89%	10.05%	11.04%	9.45%
Average earning asset yields	3.75%	3.53%	3.84%	3.45%

(1)	Average balances for each period are based on weighted month-end average earning assets.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $21.0 billion for the three months ended September 30, 2019 (September 30, 2018: $18.4 billion) and $20.3 billion for the nine months ended September 30, 2019 (September 30, 2018: $18.1 billion). Average earning assets increased for the three and nine months ended September 30, 2019 primarily because we invested and leveraged $486.0 million in net proceeds from 2019 common stock issuances and $168.3 million in proceeds from commercial loan repayments since the beginning of 2018 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.

We earned total interest income of $196.3 million (September 30, 2018: $162.1 million) and $585.6 million (September 30, 2018: $466.9 million) for the three and nine months ended September 30, 2019. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Interest Income
MBS and GSE CRT - coupon interest	213,546	175,696	620,489	506,180
MBS and GSE CRT - net premium amortization	(18,608)	(15,280)	(39,322)	(49,213)
MBS and GSE CRT - interest income	194,938	160,416	581,167	456,967
Commercial and other loans	1,353	1,672	4,419	9,945
Total interest income	196,291	162,088	585,586	466,912
MBS and GSE CRT interest income increased $34.5 million and $124.2 million, respectively, for the three and nine months ended September 30, 2019 compared to 2018 primarily due to higher coupon interest rates on higher average earnings assets.
Interest income on our commercial and other loans decreased $319,000 and $5.5 million, respectively, during the three and nine months ended September 30, 2019 primarily due to commercial loan repayments totaling $168.3 million since the beginning of 2018.
Our average earning asset yields increased 22 and 39 basis points, respectively, during the three and nine months ended September 30, 2019 compared to 2018 primarily due to purchases of new securities at higher yields and higher index rates on floating and adjustable assets.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of September 30, 2019, June 30, 2019, September 30, 2018 and June 30, 2018.

	As of
	September 30, 2019	June 30, 2019	September 30, 2018	June 30, 2018
15 year fixed-rate Agency RMBS	12.3	11.1	10.9	10.6
30 year fixed-rate Agency RMBS	13.8	8.5	7.4	8.2
Hybrid ARM Agency RMBS	29.2	18.2	16.6	15.7
Non-Agency RMBS	16.1	11.4	10.5	12.0
GSE CRT	15.0	9.8	10.9	9.8
Weighted average CPR	14.1	9.0	8.9	10.2

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2019	2018	2019	2018
Agency RMBS	(21,526)	(20,598)	(50,873)	(66,094)
Agency CMBS	(1,395)	(252)	(2,835)	(253)
Non-Agency CMBS	3,957	1,470	10,338	4,091
Non-Agency RMBS	2,725	4,831	9,447	15,167
GSE CRT	(2,369)	(731)	(5,399)	(2,124)
Net (premium amortization) discount accretion	(18,608)	(15,280)	(39,322)	(49,213)
Net premium amortization increased $3.3 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to faster prepayment speeds on Agency RMBS, non-Agency RMBS and GSE CRTs. Higher premium amortization was partially offset by discount accretion on purchases of non-Agency CMBS over the last twelve months. Net premium amortization decreased $9.9 million for the nine months ended September 30, 2019 compared to 2018 primarily due to changes in the composition of our Agency RMBS portfolio.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and the Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Interest Expense
Interest expense on repurchase agreement borrowings	118,832	88,185	350,452	230,596
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,981)	(6,422)	(17,748)	(19,859)
Repurchase agreements interest expense	112,851	81,763	332,704	210,737
Secured loans	10,413	9,490	32,815	24,888
Exchangeable senior notes	—	—	—	1,621
Total interest expense	123,264	91,253	365,519	237,246
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
Our interest expense on repurchase agreement borrowings rose $30.6 million and $119.9 million for the three and nine months ended September 30, 2019, respectively, compared to 2018 due to higher average borrowings and a higher average cost of funds in the 2019 period. We increased our average borrowings in 2019 after investing and leveraging $486.0 million in net proceeds from 2019 common stock issuances and $168.3 million in proceeds from commercial loan repayments since the beginning of 2018 primarily into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $6.0 million and $17.7 million, respectively, during the three and nine months ended September 30, 2019 and $6.4 million and $19.9 million, respectively, during the three and nine months ended September 30, 2018. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $23.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and nine months ended September 30, 2019, interest expense for our secured loans increased $923,000 and $7.9 million, respectively, compared to the same period in 2018 due to higher borrowing rates. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the nine months ended September 30, 2019, the weighted average borrowing rate on our secured loans was 2.65% as compared to 2.01% for the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, interest expense on exchangeable senior notes (the "Notes") decreased $1.6 million compared to the same period in 2018 because the Notes were retired on March 15, 2018.
Our total interest expense during the three months ended September 30, 2019 increased $32.0 million from the same period in 2018 primarily due to the $31.6 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2019.
Our total interest expense during the nine months ended September 30, 2019 increased $128.3 million from the same period in 2018 primarily due to the $127.8 million increase in interest expense on repurchase agreements borrowings and secured loans in the 2019 period offset by a $1.6 million decrease in interest expense on the Notes as discussed above.
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Average Borrowings(1):
Agency RMBS (2)	11,808,241	11,326,323	11,996,851	11,299,625
Agency CMBS	2,794,691	472,011	1,923,397	173,727
Non-Agency CMBS (2)	3,047,334	2,575,504	2,844,764	2,558,317
Non-Agency RMBS	865,961	895,504	884,580	882,784
GSE CRT	776,555	681,079	748,856	674,560
Exchangeable senior notes	—	—	—	38,300
Loan participation interest	34,099	22,406	37,876	7,551
Total average borrowings	19,326,881	15,972,827	18,436,324	15,634,864
Maximum borrowings during the period (3)	19,898,863	16,078,387	19,898,863	16,078,387
Average Cost of Funds (4):
Agency RMBS (2)	2.54%	2.24%	2.62%	1.96%
Agency CMBS	2.54%	2.26%	2.59%	2.22%
Non-Agency CMBS (2)	3.00%	2.88%	3.14%	2.61%
Non-Agency RMBS	3.26%	3.40%	3.42%	3.17%
GSE CRT	3.22%	3.26%	3.39%	3.10%
Exchangeable senior notes	—%	—%	—%	5.58%
Loan participation interest	4.03%	3.83%	4.10%	3.83%
Cost of funds	2.55%	2.29%	2.64%	2.02%
Effective cost of funds (non-GAAP measure) (5)	2.43%	2.52%	2.60%	2.36%

(1)	Average borrowings for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."

Total average borrowings rose $3.4 billion and $2.8 billion, respectively, in the three and nine months ended September 30, 2019 compared to 2018 primarily because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS, Agency CMBS and non-Agency CMBS. Our average cost of funds rose 26 basis points and 62 basis points, respectively, for three and nine months ended September 30, 2019 versus 2018 primarily due to increases in the federal funds rate throughout 2018.
Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	194,938	160,416	581,167	456,967
Commercial and other loans	1,353	1,672	4,419	9,945
Total interest income	196,291	162,088	585,586	466,912
Interest Expense
Interest expense on repurchase agreement borrowings	118,832	88,185	350,452	230,596
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,981)	(6,422)	(17,748)	(19,859)
Repurchase agreements interest expense	112,851	81,763	332,704	210,737
Secured loans	10,413	9,490	32,815	24,888
Exchangeable senior notes	—	—	—	1,621
Total interest expense	123,264	91,253	365,519	237,246
Net interest income	73,027	70,835	220,067	229,666
Net interest rate margin	1.20%	1.24%	1.20%	1.43%
Our net interest income, which equals interest income less interest expense, totaled $73.0 million (September 30, 2018: $70.8 million) and $220.1 million (September 30, 2018: $229.7 million) for the three and nine months ended September 30, 2019, respectively. The increase in net interest income for the three months ended September 30, 2019 was primarily due to an increase in interest income driven by higher average earnings assets exceeding the increase in interest expense on higher average borrowings. The decrease in net interest income for the nine months ended September 30, 2018 was primarily due to an increase in interest expense driven by higher average borrowings and borrowing rates exceeding the increase in interest income on higher average earning assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.20% (September 30, 2018: 1.24%) and 1.20% (September 30, 2018: 1.43%) for the three and nine months ended September 30, 2019. The decrease in net interest rate margin for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to increases in the federal funds rate throughout 2018 that had a greater impact on our average cost of funds than on our average earning asset yields. Our cost of funds on all of our borrowings is influenced by changes in short term interest rates, whereas approximately 92% of the Company’s investments were fixed rate assets as of September 30, 2019.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Net realized gains (losses) on sale of investments	2,537	(140,715)	(6,549)	(161,477)
Other-than-temporary impairment losses	(1,826)	(737)	(4,802)	(7,185)
Net unrealized gains (losses) on MBS accounted for under the fair value option	202,876	(66,831)	787,607	(236,967)
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	(1,174)	377	(3,279)	993
Net unrealized gains (losses) on trading securities	—	(4)	—	(21)
Gain (loss) on investments, net	202,413	(207,910)	772,977	(404,657)
As part of our investment process, our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During the nine months ended September 30, 2019, we continued to actively manage our investment portfolio and sold most of our 15 year fixed-rate Agency and Hybrid ARM securities. During the three months ended September 30, 2019, we sold $714.2 million of mortgage-backed securities (September 30, 2018: $3.0 billion) and realized net gains of $2.5 million (September 30, 2018: net losses of $140.7 million). During the nine months ended September 30, 2019, we sold $2.4 billion of mortgage-backed securities (September 30, 2018: $3.5 billion) and realized net losses of $6.5 million (September 30, 2018: net losses of $161.5 million).
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
We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2019, $19.0 billion (December 31, 2018: $11.6 billion) or 81% (December 31, 2018: 67%) of our MBS and GSE CRT are accounted for under the fair value option. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $202.9 million in the three months ended September 30, 2019 compared to net unrealized losses of $66.8 million in the three months ended September 30, 2018. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $787.6 million in the nine months ended September 30, 2019 compared to net unrealized losses of $237.0 million in the nine months ended September 30, 2018. Net unrealized gains in the three and nine months ended September 30, 2019 reflect lower interest rates, tighter interest rate spreads on the Company's credit assets and Agency CMBS, and valuation gains in the Company's specified pool Agency RMBS. Most of our holdings of 30 year fixed-rate Agency RMBS are in specified pools with attractive prepayment characteristics.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended September 30, 2019, we recorded equity in earnings of unconsolidated ventures of $403,000 (September 30, 2018: equity in earnings of $1.1 million). For the nine months ended September 30, 2019, we recorded equity in earnings of unconsolidated ventures of $1.8 million (September 30, 2018: equity in earnings of $2.8 million). We recorded equity in earnings for the three and nine months ended September 30, 2019 and 2018 primarily due to realized and unrealized gains on the underlying portfolio investments.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(137,346)	11,715	(15,772)	(141,403)
Futures Contracts	(36,633)	—	(464)	(37,097)
Currency Forward Contracts	372	—	884	1,256
Total	(173,607)	11,715	(15,352)	(177,244)

$ in thousands	Three months ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	68,953	(2,763)	(178)	66,012
Futures Contracts	27,136	—	(5,548)	21,588
Currency Forward Contracts	3,569	—	(3,480)	89
TBAs	(17)	—	—	(17)
Total	99,641	(2,763)	(9,206)	87,672

$ in thousands	Nine Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(545,069)	23,749	(42,703)	(564,023)
Futures Contracts	(169,274)	—	7,990	(161,284)
Currency Forward Contracts	1,110	—	760	1,870
Total	(713,233)	23,749	(33,953)	(723,437)

$ in thousands	Nine Months Ended September 30, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	225,499	(19,386)	65,181	271,294
Futures Contracts	22,499	—	(8,204)	14,295
Currency Forward Contracts	1,512	—	1,124	2,636
TBAs	(17)	—	—	(17)
Total	249,493	(19,386)	58,101	288,208

As of September 30, 2019 and December 31, 2018, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of September 30, 2019				As of December 31, 2018
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	14,425,000	1.68%	2.07%	4.3	12,370,000	2.46%	2.55%	3.7

During the nine months ended September 30, 2019, we terminated existing swaps with a notional amount of $18.5 billion and entered into new swaps with a notional amount of $20.6 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net loss of $137.3 million and $545.1 million for the three and nine months ended September 30, 2019, respectively, on interest rate swaps primarily due to falling interest rates in 2019.
As of September 30, 2019 we held $494.3 million (December 31, 2018: $1.7 billion) in notional amount of futures contracts. During the nine months ended September 30, 2019, we settled futures contracts with a notional amount of $4.8 billion. We realized a net loss of $36.6 million and $169.3 million on the settlement of futures contracts for the three and nine months ended September 30, 2019, respectively, due to falling interest rates in 2019. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
GSE CRT embedded derivative coupon interest	5,196	5,638	15,846	16,909
Change in fair value of GSE CRT embedded derivatives	(5,195)	(663)	(10,399)	(8,034)
Total realized and unrealized credit derivative income (loss), net	1	4,975	5,447	8,875
In the three and nine months ended September 30, 2019, we recorded a decrease of $5.0 million and $3.4 million, respectively, in realized and unrealized credit derivative income (loss), net compared to the same periods in 2018 because the decreases in the valuation of the GSE CRT debt host contracts exceeded the decreases in valuation of the hybrid financial instruments.

Net Loss on Extinguishment of Debt
We fully retired our Exchangeable Senior Notes upon their maturity on March 15, 2018 and recognized a net loss on extinguishment of debt of $26,000.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and nine months ended September 30, 2019 consists primarily of quarterly dividends from FHLBI stock. Our other investment income (loss), net during the three and nine months ended September 30, 2018 consisted of (i) quarterly dividends from FHLBI stock and an investment in an exchange-traded fund, and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Dividend income	1,019	853	3,055	2,947
Gain (loss) on foreign currency transactions, net	(14)	215	(14)	(937)
Total	1,005	1,068	3,041	2,010
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign exchange gains on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the three and nine months ended September 30, 2018 due to the fluctuation in the Pound Sterling/ U.S. Dollar foreign exchange rate. The loan was repaid in the third quarter of 2018. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, we recognized net gains of $89,000 and $2.6 million, respectively, on our currency forward contracts.
Expenses
We incurred management fees of $8.7 million (September 30, 2018: $10.1 million) for the three months ended September 30, 2019 and $27.6 million (September 30, 2018: $30.4 million) for the nine months ended September 30, 2019. Management fees decreased for the three and nine months ended September 30, 2019 compared to the same period in 2018 due to a lower shareholders' equity management fee base in 2019. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.9 million (September 30, 2018: $1.7 million) for the three months ended September 30, 2019 and $6.1 million (September 30, 2018: $5.0 million) for the nine months ended September 30, 2019. General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were higher for the three and nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher fees for derivative transactions in 2019 and the write-off of previously deferred costs associated with the Company's at-the-market program in the first quarter of 2019.

Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2019, our net income attributable to common stockholders was $77.9 million (September 30, 2018: $64.5 million net loss attributable to common stockholders) or $0.57 basic and diluted net income per average share available to common stockholders (September 30, 2018: $0.58 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) a net gain on investments of $202.4 million in the 2019 period compared to a net loss on investments of $207.9 million in the 2018 period, (ii) a net loss on derivative instruments of $177.2 million in the 2019 period compared to a net gain on derivative instruments of $87.7 million in the 2018 period, (iii) credit derivative net income of $1,000 in the 2019 period compared to credit derivative net income of $5.0 million in the 2018 period and (iv) a $2.2 million increase in net interest income.
For the nine months ended September 30, 2019 our net income attributable to common stockholders was $212.8 million (September 30, 2018: $57.0 million net income attributable to common stockholders) or $1.66 basic and $1.65 diluted net income per average share available to common stockholders (September 30, 2018: $0.51 basic and diluted net income per average share available to common stockholders). The change in net income attributable to common stockholders was primarily due to (i) a net gain on investments of $773.0 million in the 2019 period compared to a net loss on investments of $404.7 million in the 2018 period, (ii) a net loss on derivative instruments of $723.4 million in the 2019 period compared to a net gain on derivative instruments of $288.2 million in the 2018 period, (iii) credit derivative net income of $5.4 million in the 2019 period compared to credit derivative net income of $8.9 million in the 2018 period and (iv) a $9.6 million decrease in net interest income.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2019	2018	2019	2018
Net income attributable to common stockholders	77,896	(64,480)	212,809	56,999
Adjustments:
(Gain) loss on investments, net	(202,413)	207,910	(772,977)	404,657
Realized (gain) loss on derivative instruments, net (1)	173,607	(99,641)	713,233	(249,493)
Unrealized (gain) loss on derivative instruments, net (1)	15,352	9,206	33,953	(58,101)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	5,195	663	10,399	8,034
(Gain) loss on foreign currency transactions, net (3)	14	(215)	14	937
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(5,981)	(6,422)	(17,748)	(19,859)
Net loss on extinguishment of debt	—	—	—	26
Subtotal	(14,226)	111,501	(33,126)	86,201
Cumulative adjustments attributable to non-controlling interest	—	(1,405)	—	(1,087)
Core earnings attributable to common stockholders	63,670	45,616	179,683	142,113
Basic income per common share	0.57	(0.58)	1.66	0.51
Core earnings per share attributable to common stockholders (5)	0.47	0.41	1.40	1.27

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Realized gain (loss) on derivative instruments, net	(173,607)	99,641	(713,233)	249,493
Unrealized gain (loss) on derivative instruments, net	(15,352)	(9,206)	(33,953)	58,101
Contractual net interest income (expense) on interest rate swaps	11,715	(2,763)	23,749	(19,386)
Gain (loss) on derivative instruments, net	(177,244)	87,672	(723,437)	288,208

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(5,195)	(663)	(10,399)	(8,034)
GSE CRT embedded derivative coupon interest	5,196	5,638	15,846	16,909
Realized and unrealized credit derivative income (loss), net	1	4,975	5,447	8,875

(3)	U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Dividend income	1,019	853	3,055	2,947
Gain (loss) on foreign currency transactions, net	(14)	215	(14)	(937)
Other investment income (loss), net	1,005	1,068	3,041	2,010

(4)	U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Interest expense on repurchase agreements borrowings	118,832	88,185	350,452	230,596
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,981)	(6,422)	(17,748)	(19,859)
Repurchase agreements interest expense	112,851	81,763	332,704	210,737

(5)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core income for the three and nine months ended September 30, 2019 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Effective net interest income(1)	83,957	67,288	241,914	207,330
Dividend income	1,019	853	3,055	2,947
Equity in earnings (losses) of unconsolidated ventures	403	1,084	1,797	2,778
Total expenses	(10,602)	(11,778)	(33,763)	(35,382)
Total core earnings	74,777	57,447	213,003	177,673
Dividends to preferred stockholders	(11,107)	(11,107)	(33,320)	(33,320)
Core earnings attributable to non-controlling interest	—	(724)	—	(2,240)
Core earnings attributable to common stockholders	63,670	45,616	179,683	142,113

(1)	See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings increased $18.1 million in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a $16.7 million increase in effective net interest income. Core earnings increased $37.6 million in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to a $34.6 million increase in effective net interest income.
See below for a discussion of the increase in effective net interest income in the three and nine months ended September 30, 2019 compared to the same period in 2018.

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

The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	196,291	3.75%	162,088	3.53%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,196	0.09%	5,638	0.12%
Effective interest income	201,487	3.84%	167,726	3.65%

	Nine Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	585,586	3.84%	466,912	3.45%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	15,846	0.11%	16,909	0.13%
Effective interest income	601,432	3.95%	483,821	3.58%
Our effective interest income increased in the three and nine months ended September 30, 2019 versus the same periods in 2018 primarily due to higher average earning assets and higher effective yield. Our average earning assets increased to $21.0 billion and $20.3 billion for the three and nine months ended September 30, 2019, respectively, from $18.4 billion and $18.1 billion for the same periods in 2018 primarily because we invested and leveraged $486.0 million in net proceeds from 2019 common stock issuances and $168.3 million in proceeds from commercial loan repayments since the beginning of 2018 primarily into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. The increase in effective yield for the three and nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the purchase of new securities at higher yields and higher index rates on floating and adjustable rate assets.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	123,264	2.55%	91,253	2.29%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	5,981	0.12%	6,422	0.16%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(11,715)	(0.24)%	2,763	0.07%
Effective interest expense	117,530	2.43%	100,438	2.52%

	Nine Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	365,519	2.64%	237,246	2.02%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	17,748	0.13%	19,859	0.17%
Add (less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(23,749)	(0.17)%	19,386	0.17%
Effective interest expense	359,518	2.60%	276,491	2.36%
Our effective interest expense increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to increased borrowings to finance our higher asset base. Our effective cost of funds decreased 9 basis points during the three months ended September 30, 2019 primarily due to contractual net interest income on interest rate swaps of $11.7 million during the three months ended September 30, 2019 compared to contractual net interest expense on interest rate swaps of $2.8 million for the same period in 2018. Our effective interest expense and effective cost of funds increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to increased borrowings and increases in the federal funds rate throughout 2018. See the preceding caption "Interest Expense and Cost of Funds" for further discussion of interest expense and cost of funds.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	73,027	1.20%	70,835	1.24%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,981)	(0.12)%	(6,422)	(0.16)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,196	0.09%	5,638	0.12%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	11,715	0.24%	(2,763)	(0.07)%
Effective net interest income	83,957	1.41%	67,288	1.13%

	Nine Months Ended September 30,
	2019		2018
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	220,067	1.20%	229,666	1.43%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(17,748)	(0.13)%	(19,859)	(0.17)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	15,846	0.11%	16,909	0.13%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	23,749	0.17%	(19,386)	(0.17)%
Effective net interest income	241,914	1.35%	207,330	1.22%
Effective net interest income and effective interest rate margin for the three and nine months ended September 30, 2019 increased primarily due to earning contractual net interest income on interest rate swaps of $11.7 million and $23.7 million in the three and nine months ended September 30, 2019, respectively, compared to incurring contractual net interest expense of $2.8 million and $19.4 million in the three and nine months ended September 30, 2018 primarily as a result of higher LIBOR rates in 2019.

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of September 30, 2019 and December 31, 2018. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements and secured loans) to total equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
September 30, 2019

$ in thousands	Agency RMBS	Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	12,864,217	4,936,184	3,851,552	1,947,546	23,599,499
Cash and cash equivalents (3)	56,122	17,226	37,536	15,004	125,888
Restricted cash(4)	57,878	22,208	—	—	80,086
Derivative assets, at fair value (4)	2,557	981	589	—	4,127
Other assets	76,417	13,452	111,501	50,353	251,723
Total assets	13,057,191	4,990,051	4,001,178	2,012,903	24,061,323

Repurchase agreements	11,124,901	3,306,244	2,018,542	1,622,345	18,072,032
Secured loans (5)	547,149	—	1,102,851	—	1,650,000
Derivative liabilities, at fair value (4)	33,519	12,862	—	—	46,381
Other liabilities	56,160	1,272,761	40,999	11,958	1,381,878
Total liabilities	11,761,729	4,591,867	3,162,392	1,634,303	21,150,291

Total equity (allocated)	1,295,462	398,184	838,786	378,600	2,911,032
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	—	(47,493)	—	(47,493)
Collateral pledged against secured loans	(633,350)	—	(1,276,599)	—	(1,909,949)
Secured loans	547,149	—	1,102,851	—	1,650,000
Equity related to repurchase agreement debt	1,209,261	398,184	617,545	378,600	2,603,590
Debt-to-equity ratio (7)	9.0	8.3	3.7	4.3	6.8
Repurchase agreement debt-to-equity ratio (8)	9.2	8.3	3.3	4.3	6.9

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Restricted cash, derivative assets and derivative liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

December 31, 2018

$ in thousands	Agency RMBS	Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	11,124,663	1,002,510	3,286,459	1,983,010	17,396,642
Cash and cash equivalents (3)	64,908	3,781	45,632	21,296	135,617
Derivative assets, at fair value (4)	13,842	1,247	—	—	15,089
Other assets	84,452	4,065	115,908	61,732	266,157
Total assets	11,287,865	1,011,603	3,447,999	2,066,038	17,813,505

Repurchase agreements	9,529,352	810,450	1,616,473	1,646,209	13,602,484
Secured loans (5)	600,856	—	1,049,144	—	1,650,000
Derivative liabilities, at fair value (4)	21,300	1,919	171	—	23,390
Other liabilities	74,162	137,895	25,819	13,058	250,934
Total liabilities	10,225,670	950,264	2,691,607	1,659,267	15,526,808

Total equity (allocated)	1,062,195	61,339	756,392	406,771	2,286,697
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net equity in unsecured assets (6)	—	—	(55,594)	—	(55,594)
Collateral pledged against secured loans	(702,952)	—	(1,227,412)	—	(1,930,364)
Secured loans	600,856	—	1,049,144	—	1,650,000
Equity related to repurchase agreement debt	960,099	61,339	522,530	406,771	1,950,739
Debt-to-equity ratio (7)	9.5	13.2	3.5	4.0	6.7
Repurchase agreement debt-to-equity ratio (8)	9.9	13.2	3.1	4.0	7.0

(1)	Investments in non-Agency CMBS, commercial loans and investments in unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS and GSE CRT are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net equity in unsecured assets includes commercial loans, investments in unconsolidated joint ventures and other.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $206.0 million at September 30, 2019 (September 30, 2018: $108.5 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $217.9 million for the nine months ended September 30, 2019 (September 30, 2018: $221.7 million).
Our investing activities used net cash of $4.9 billion in the nine months ended September 30, 2019 compared to net cash used by investing activities of $180.7 million in the nine months ended September 30, 2018. We invested $8.0 billion in mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2019 compared to investments of $5.0 billion in mortgage-backed and credit risk transfer securities in the nine months ended September 30, 2018. We generated $1.4 billion from principal payments of mortgage-backed and credit risk transfer securities during the nine months ended September 30, 2019 (September 30, 2018: $1.6 billion) and $2.4 billion (September 30, 2018: $2.8 billion) from sales of mortgage-backed and credit risk transfer securities. We used cash of $713.2 million to settle derivative contracts in the nine months ended September 30, 2019 compared to cash provided on settlement of derivative contracts of $249.5 million in the nine months ended September 30, 2018. We also generated $7.4 million in proceeds from commercial loan repayments in the nine months ended September 30, 2019 (September 30, 2018: $160.8 million).
Our financing activities provided net cash of $4.8 billion for the nine months ended September 30, 2019 compared to net cash used by financing activities of $21.5 million in the nine months ended September 30, 2018. Proceeds from issuance of common stock provided $486.5 million for the nine months ended September 30, 2019. Repurchase agreement borrowings provided net proceeds of $4.5 billion (September 30, 2018: $297.9 million). We used cash of $143.4 million to retire our exchangeable senior notes in the nine months ended September 30, 2018. We also used cash of $195.9 million for the nine months ended September 30, 2019 (September 30, 2018: $175.8 million) to pay dividends.
As of September 30, 2019, our wholly-owned subsidiary, IAS Services, had $1.65 billion in outstanding secured loans from the FHLBI. The FHLBI secured loans were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.3 billion and $633.4 million, respectively.
As of September 30, 2019, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 5.0% for Agency RMBS, 5.3% for Agency CMBS, 17.9% for non-Agency RMBS, 19.2% for GSE CRT and 20.0% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 3.0% to a high of 20.0% for Agency RMBS, a low of 5.0% to a high of 10.0% for Agency CMBS, a low of 8.0% to a high of 35.0% for non-Agency RMBS, a low of 15.0% to a high of 30.0% for GSE CRT and a low of 10.0% to a high of 40.0% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
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
As of September 30, 2019, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	18,072,032	18,072,032	—	—	—
Secured loans	1,650,000	300,000	100,000	—	1,250,000
Total (1)	19,722,032	18,372,032	100,000	—	1,250,000

(1)	Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
As of September 30, 2019, we have approximately $55.3 million and $181.7 million in contractual interest payments related to our repurchase agreements and secured loans, respectively.

The above table does not include total commitments of approximately $1.3 billion to fund the purchase of Agency CMBS TBA securities that will primarily settle during the fourth quarter of 2019 because these commitments are reported as an investment related payable in our condensed consolidated balance sheet as of September 30, 2019. These TBA purchases will be funded with a combination of shareholders' equity and debt, including paydowns of securities, proceeds from security sales and repurchase agreements.

Off-Balance Sheet Arrangements
We have committed to invest up to $125.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2019, $118.7 million of our commitment to these unconsolidated ventures had been called. We are committed to fund $6.4 million in additional capital to fund future investments and cover future expenses should they occur.
As of September 30, 2019, we have an unfunded commitment on a loan participation interest of $29.9 million.

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
We recognized compensation expense of approximately $113,000 (September 30, 2018: $107,000) and approximately $338,000 (September 30, 2018: $306,000) for shares issued to our independent directors under our Incentive Plan for the three and nine months ended September 30, 2019, respectively. During the three months ended September 30, 2019 and 2018, we issued 6,765 shares and 6,620 shares of common stock, respectively, to our independent directors. During the nine months ended September 30, 2019 and 2018, we issued 20,725 and 20,262 shares of common stock, respectively, to our independent directors. The fair market value of the shares granted was determined by the closing stock market price on the date of the grant. The grants vested immediately.
We recognized compensation expense of approximately $17,000 (September 30, 2018: $71,000) and approximately $54,000 (September 30, 2018: $115,000) for the three and nine months ended September 30, 2019, respectively, for restricted stock units awarded to employees of our Manager and its affiliates under the Incentive Plan. Our Manager reimburses us for the cost of these restricted stock awards under the terms of our management agreement. At September 30, 2019 there was approximately $149,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 42 months, with a weighted-average remaining vesting period of 18 months.
The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	12,520	$15.25	11,051	$14.55
Shares granted during the period	—	—	6,189	15.92
Shares vested during the period	—	—	(4,720)	14.48
Unvested at the end of the period	12,520	$15.25	12,520	$15.25

(1)	The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
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
The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2019:

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure
North America	18	8,402,603	(4,310)	867,130
Europe (excluding United Kingdom)	7	2,816,447	—	371,590
Asia	5	2,805,779	—	207,727
United Kingdom	5	4,047,203	(42,071)	261,120
Total	35	18,072,032	(46,381)	1,707,567

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2019, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2019.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2019, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2019, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	1.56%	(1.90)%
+0.50%	1.79%	(0.85)%
-0.50%	(4.93)%	0.45%
-1.00%	(7.92)%	0.85%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2019. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at September 30, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any such legal proceedings.

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
During the three months ended September 30, 2019, we did not repurchase any shares of our common stock.

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

INVESCO MORTGAGE CAPITAL INC.

November 7, 2019	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 7, 2019	By:	/s/ R. Lee Phegley, Jr.
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

3.8	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

10.1	Third Amendment to Management Agreement, dated as of November 6, 2019, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., IAS Operating Partnership LP, and IAS Asset I LLC

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
101.INS XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

