Form 10-K
period 2019-12-31
Invesco Mortgage Capital Inc.
filed 2020-02-19
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34385
Invesco Mortgage Capital Inc.
(Exact name of registrant as specified in its charter)

Maryland		26-2749336
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1555 Peachtree Street, N.E., Suite 1800		30309
Atlanta,	Georgia
(Address of principal executive offices)		(Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	IVR	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock	IVRpA	New York Stock Exchange
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock	IVRpB	New York Stock Exchange
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	IVRpC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $2,076,183,911 based on the closing sales price on the New York Stock Exchange on June 30, 2019. As of February 18, 2020, there were 164,956,357 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	our business and investment strategy;

•	our investment portfolio and expected investments;

•	our projected operating results;

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

•	the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;

•	financing and advance rates for our target assets;

•	changes to our expected leverage;

•	our expected book value per diluted common share;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	our ability to maintain sufficient liquidity to meet our short-term liquidity needs;

•	changes in the credit rating of the U.S. government;

•	changes in interest rates and interest rate spreads and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;

•	our reliance on third parties in connection with services related to our target assets;

•	disruption of our information technology systems;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	modifications to whole loans or loans underlying securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;

•	the degree to which derivative contracts expose us to contingent liabilities;

•	counterparty defaults;

•	compliance with financial covenants in our financing arrangements;

•	changes in governmental regulations, zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;

•	the market price and trading volume of our capital stock;

•	availability of qualified personnel of our Manager;

•	the relationship with our Manager;

•	estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;

•	estimates relating to fair value of our target assets and loan loss reserves;

•	our understanding of our competition;

•	changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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

PART I
Item 1. Business.
Our Company
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing, and managing residential and commercial mortgage-backed securities (“MBS”) and other mortgage related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

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
We conduct our business through our wholly-owned subsidiary, IAS Operating Partnership L.P. (the “Operating Partnership”). We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), an indirect wholly-owned subsidiary of Invesco Ltd. (“Invesco”).
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
Our Manager
Our Manager provides us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, and our Manager and its employees are not obligated to dedicate any specific portion of time to our business. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Manager.

Our Competitive Advantages
We believe that our competitive advantages include the following:
Significant Experience of Our Senior Management and Our Manager
Our senior management and the structured investments team of our Manager has a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, we benefit from the insight and capabilities of Invesco’s real estate team, through which we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.
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

Agency RMBS
Agency RMBS are residential mortgage-backed securities issued by a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac (Government Sponsored Enterprises or “GSEs”) that are secured by a collection of mortgages. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed by the issuer. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments of both principal and interest. In effect, these payments are a “pass-through” of scheduled and unscheduled principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the servicers, guarantors or other related parties of the securities.
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
The U.S. government agency or federally chartered corporation sources these loans from a network of approved multifamily sellers/servicers and guarantees the timely payment of interest and principal on these investments. Unlike single family residential mortgages in which the borrower, generally, can prepay at any time, commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection. Common restrictions include yield maintenance (a prepayment premium that allows investors to attain the same yield as if the borrower made all scheduled interest payments up until the maturity date) and prepayment penalties.
Additionally, Agency CMBS include Ginnie Mae Construction Loan Certificates (“CLCs”) and the resulting Project Loan Certificates (“PLCs”) when the construction project is complete. The investor in the CLC is committed to fund the full amount of the project; however, actual funding generally occurs monthly as construction progresses on the property. Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC. Ginnie Mae CLCs pay interest only during construction, while PLCs pay principal and interest. The mortgage loans underlying the PLCs generally contain a lock-out and prepayment penalty period of 10 years. Ginnie Mae does not guarantee the payment of prepayment penalties.

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
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by single family properties that collateralize Agency RMBS issued and guaranteed by the GSEs (“Single Family GSE CRT”) or within pools of mortgage loans secured by multifamily properties that collateralize Agency CMBS issued and guaranteed by the GSEs (“Multifamily GSE CRT”). This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly coupon payments of interest and periodic payments of principal based on prepayments to the holders of the securities. To date, all GSE CRTs have paid a floating interest rate benchmarked to one-month LIBOR.
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
Loan Participation Interest
In August 2018, we invested in a loan participation interest in a secured loan to a non-bank servicer that is collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. Mortgage servicing rights represent the right to perform and control the servicing of mortgage loans in exchange for a fee. The loan matures in August 2020 subject to a one year extension at the borrower's option and pays a floating interest rate benchmarked to one-month LIBOR. Our commitment under the agreement may be funded over the term of the loan based upon the financing needs of the borrower.
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
We include a table that shows the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio (a non-GAAP financial measure of leverage) in Item 7, “Management's Discussion and Analysis of Operations” of this Report.
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
Interest Rate Risk
We engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objectives. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize various derivative financial instruments including puts and calls on securities or indices of securities, futures, interest rate swaps and swaptions, interest rate caps, interest rate floors, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions” in Part II of this Report for a discussion of proposed changes to LIBOR.

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
We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to Item 1A. “Risk Factors — Risks Related to Our Investments”. We operate in a highly competitive market for investment opportunities. Competition may limit our ability to acquire desirable investments in our target assets, and could also affect the pricing of these securities.
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
While we diversify and intend to continue to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines and Investment Company Act of 1940 Compliance Policy adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2019, a significant percentage of our non-Agency RMBS, GSE CRTs and non-Agency CMBS was secured by property located in California, as well as New York with respect to our Agency CMBS. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” in Part II of this Report for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders.
We may make investment decisions with which our stockholders may not agree and/or fail to meet our investment criteria.
Our stockholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may make investment decisions with which our stockholders may not agree. We can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives. The failure of our management to make investments that meet our investment criteria could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to pay dividends to our stockholders and could cause the value of our capital stock to decline.

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
A number of factors over which we have no control may impair a borrower’s ability to repay a mortgage loan secured by a residential property, including the income and assets of the borrower.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which can be affected by a number of factors over which we have no control, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.
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
Our investments include non-Agency RMBS backed by collateral pools of mortgage loans known as “Alt-A mortgage loans,” or “subprime mortgage loans.” These loans have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, a decline in home prices, and aggressive lending practices, many Alt-A and subprime mortgage loans originated prior to the 2008 financial crisis experienced rates of delinquency, foreclosure, bankruptcy and loss that were higher than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and subprime mortgage loans, the performance of non-Agency RMBS backed by Alt-A and subprime mortgage loans in which we invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
Our subordinated MBS assets may be in the “first loss” position, subjecting us to greater risks of loss.
We invest in certain tranches of MBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the trust. In general, losses on a mortgage loan included in a RMBS trust will be borne first by the equity holder of the issuing trust if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on. For non-Agency CMBS assets, losses on a mortgaged property securing a mortgage loan included in a securitization will typically be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a more senior security.
We may acquire securities at every level of such a trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position ahead of the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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
We invest in RMBS, CMBS, GSE CRTs, and mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:

•
If long-term rates increased significantly, the market value of our fixed-rate investments in our target assets would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce our book value per diluted common share and ultimately reduce earnings or result in losses to us.

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
An increase in interest rates may cause a decrease in the availability of certain of our target assets which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
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
Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ ability to prepay their loans. We generally receive prepayments of principal that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, the prepayments on the RMBS are also faster than expected. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

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
Our success depends in part on our ability to analyze the impact of changing interest rates on prepayments of the mortgage loans that underlie our investments. Changes in interest rates and prepayments affect the market price of target assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the mortgage market or other developments change the way that prepayment trends respond to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies, and (3) utilize techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.
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
LIBOR, as well as other interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks,” are the subject of ongoing international, national and other regulatory guidance and proposals for reform.  Some of these reforms are already effective while others are still to be implemented.  These reforms may cause LIBOR to perform differently than in the past, to be phased out, or have other consequences which cannot be fully anticipated.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021.  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives, financings and cash markets exposed to USD-LIBOR. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-

based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, financing and risk management.
The Company's Manager is finalizing its global assessment of exposure in relation to the Company's LIBOR-based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecasted changes to financial instruments and performance benchmarks referencing existing LIBOR rates.
The Company has significant financial instruments that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.  However, it is not possible to predict the effect of any of these developments and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

The Federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States (although the FHFA largely controls their actions through its conservatorship of the two GSEs). Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
Although the U.S. Government has undertaken several measures to support the positive net worth of the GSEs since the financial crisis, there is no guarantee of continuing capital support, if such support were to become necessary. These uncertainties lead to questions about the availability of, and trading market for, Agency MBS. Despite the steps taken by the U.S. Government, GSEs could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS. Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist, our business, operations and financial condition could be materially and adversely affected.
The future roles of the GSEs may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements. Alternatively, it is possible that the GSEs could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change limiting or removing the guarantee obligation, we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.
We could be negatively affected in several ways depending on how events unfold for the GSEs. We could be unable to acquire additional Agency MBS or the changes could negatively affect the credit spreads at which they trade and the value of our Agency MBS could be materially adversely impacted. Also, we rely on our Agency MBS as collateral for a significant portion of our financings. Any decline in our Agency MBS value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We compete with a variety of institutional investors, including other REITs and many of our competitors are substantially larger and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive investment opportunities from time to time.

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
We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments and administer escrow accounts on the underlying mortgages and perform loss mitigation services. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of properties could negatively impact the value of these investments and our financial performance. Further, the foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure and liquidating such property through sale may materially increase any related loss.
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
In addition, we may acquire commercial loans structured as preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.
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
Certain mortgage-backed and credit risk transfer securities are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
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
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. This may require us to liquidate collateral to satisfy funding requirements. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing our stockholders' equity, or book value per diluted common share. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur a loss on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2019, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $146.6 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. In addition, the FHLBI could increase our collateral requirements. As a result, we may not be able to leverage our assets as fully as desired, which could reduce our return on stockholders' equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect our earnings because, among other things:

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
As of December 31, 2019, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
It may be uneconomical to “roll” Agency MBS TBA holdings or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
We may invest in Agency MBS TBA securities as an alternate means of gaining exposure to the Agency MBS market. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A TBA dollar roll is a transaction where two TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The price difference between those two contracts is commonly referred to as the “drop” and is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, which would be foregone as a result of settling the contract in the later month rather than in the earlier month. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our “at risk” leverage.
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
Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe neither we nor our Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act. Rather, through our Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
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
The U.S. government, Federal Reserve, U.S. Treasury, SEC and other U.S. and foreign governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives from time-to-time designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future. While our current exposure to transactions in foreign currencies is limited, uncertainties regarding geopolitical developments, such as Brexit, can produce volatility in global financial markets, which could have a negative impact on our business in the future.
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
As of December 31, 2019, 18,163,982 shares of common stock were available under our Board authorized share repurchase program.  We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act. Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders' equity, that may be impacted by our share repurchases. In addition, we generally fund share repurchases with interest income or income from the sale of our assets. The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT.  The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations.  In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could adversely affect our competitive position and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Risks Related to Accounting
The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of investment securities, interest income recognition and reserves for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in Part II of this Report for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.
Changes in the fair value of our interest rate swap and futures agreements may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Changes in the fair value of our interest rate swap and futures agreements are recorded in our consolidated statement of operations as “gain (loss) on derivative instruments, net” and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax at regular corporate income tax rates on our taxable income, which would be determined without a deduction for dividends distributed to our stockholders. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders or for investment and could have a significant adverse effect on the value of our stockholders' equity. Furthermore, if we fail to maintain our qualification as a REIT, the distribution requirements for REIT qualification would no longer be relevant and could affect our distribution decisions. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.
You are urged to consult with your tax advisor with respect to the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities, including GSE CRT securities, and qualifying real estate assets, including certain MBS and certain mortgage loans. The remainder of our investments in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to dispose of otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt, sell assets or take other actions to make such distributions.
To qualify as a REIT, we must distribute dividends equal to at least 90% of our REIT taxable income (including certain items of non-cash income) to our stockholders each calendar year, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, including our net capital gain, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute sufficient dividends to our stockholders to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Our ownership of and relationship with any TRS that we may form or acquire is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.
Our domestic TRSs would pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS. Dividends from TRSs and deemed inclusions from non-U.S. TRSs, together with other income that is not treated as qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our gross income in any year
Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.
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
In addition, we currently hold a mezzanine loan that is secured by an equity interest in a partnership that directly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and gross income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

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
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value of the personal property exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquire the loan to the highest principal amount of the loan during the year.
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
In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are treated as ordinary income. For taxable years beginning before January 1, 2026, non-corporate taxpayers will be entitled to a 20% deduction for ordinary REIT dividends received, that combined with the current top individual tax rate of 37%, results in a maximum tax rate of 29.6% on ordinary REIT dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
Dividends paid by REITs may be subject to Medicare tax on net investment income.
High-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual. The 20% deduction for qualified REIT dividends is not taken into account for these purposes.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings would reduce our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and gross income therefrom and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
The publication of LIBOR rates may be discontinued by 2022. We are parties to financial instruments indexed to USD-LIBOR. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1555 Peachtree Street, NE, Suite 1800, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Holders
As of February 18, 2020, there were 115 common stockholders of record.
Performance Graph
The following graph matches the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Invesco Mortgage Capital Inc.	100.00	90.23	119.23	160.44	145.16	187.03
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Mortgage REITs	100.00	91.12	111.95	134.10	130.71	158.60
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds
We used the net proceeds from our common and preferred stock offerings to acquire our target assets in accordance with our objectives and strategies described in Item 1, Business - Investment Strategy. We focus on purchasing our target assets, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification and exclusion from the requirements of the 1940 Act. Our Manager determines the percentage of our stockholders' equity that will be invested in each of our target assets.
Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2019, there were 18,163,982 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.
Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and incorporate into this Item 5 by reference.
Item 6. Selected Financial Data.
The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 presented in the tables below have been derived from our audited financial statements. The information presented below is not necessarily indicative of the trends in our performance.
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
Balance Sheet Data

	As of December 31,
$ in thousands	2019	2018	2017	2016	2015
Mortgage-backed and credit risk transfer securities, at fair value	21,771,786	17,396,642	18,190,754	14,981,331	16,065,935
Commercial loans, held-for-investment (1)	24,055	31,582	191,808	273,355	209,062
Total assets	22,346,545	17,813,505	18,657,256	15,706,238	16,767,309
Repurchase agreements	17,532,303	13,602,484	14,080,801	11,160,669	12,126,048
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000	1,650,000
Exchangeable senior notes	—	—	143,231	397,041	394,573
Total stockholders’ equity	2,931,899	2,286,697	2,630,491	2,241,560	2,241,035
Non-controlling interest	—	—	26,387	28,624	25,873
Total equity	2,931,899	2,286,697	2,656,878	2,270,184	2,266,908
(1)Commercial loans, held-for-investment are included in other assets on the consolidated balance sheets as of December 31, 2019 and 2018.

Statements of Operations Data

	For the Years ended December 31,
$ in thousands, except share amounts	2019	2018	2017	2016	2015
Interest income	778,367	643,016	545,055	478,682	650,132
Interest expense	472,320	338,868	196,591	157,354	277,973
Net interest income	306,047	304,148	348,464	321,328	372,159
(Reduction in) provision for loan losses	—	—	—	—	(213)
Net interest income after provision for loan losses	306,047	304,148	348,464	321,328	372,372
Other income (loss)	104,228	(326,892)	49,339	(21,824)	(203,697)
Total expenses	46,174	47,792	44,746	41,806	54,620
Net income (loss)	364,101	(70,536)	353,057	257,698	114,055
Net income (loss) attributable to non-controlling interest	—	254	4,450	3,287	1,344
Net income (loss) attributable to Invesco Mortgage Capital Inc.	364,101	(70,790)	348,607	254,411	112,711
Dividends to preferred stockholders	44,426	44,426	28,080	22,864	22,864
Net income (loss) attributable to common stockholders	319,675	(115,216)	320,527	231,547	89,847
Earnings per share:
Net income (loss) attributable to common stockholders
Basic	2.42	(1.03)	2.87	2.07	0.74
Diluted	2.42	(1.03)	2.75	1.98	0.74
Dividends declared per common share	1.85	1.68	1.63	1.60	1.70
Weighted average number of shares of common stock:
Basic	132,305,568	111,637,035	111,610,393	111,973,404	121,377,585
Diluted	132,317,853	111,637,035	123,040,827	130,254,003	122,843,838
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we primarily invest in the following:

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
We conduct our business through IAS Operating Partnership L.P. (our “Operating Partnership”). We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), an indirect wholly owned subsidiary of Invesco Ltd.
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
Capital Activities
On December 16, 2019, we declared the following dividends:

•	a dividend of $0.50 per share of common stock payable on January 28, 2020 to stockholders of record as of the close of business on December 27, 2019;

•	a dividend of $0.4844 per share of Series A Preferred Stock payable on January 27, 2020 to stockholders of record as of the close of business on January 1, 2020;
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
On February 6, 2020, we completed a public offering of 20,700,000 shares of common stock at the price of $16.78 per share. Total net proceeds were approximately $347.0 million after deducting estimated offering costs.
We may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2019, we issued 2,540,260 shares of common stock under our equity distribution agreement for proceeds of $40.1 million, net of approximately $846,000 in commissions and fees.
We may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). As of December 31, 2019, we have not sold any shares of preferred stock under the equity distribution agreement.
During the year ended December 31, 2019, we did not repurchase any shares of our common stock.
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
Financial conditions eased considerably during 2019, as the heightened volatility that negatively impacted financial markets during the latter part of 2018 dissipated. U.S. equities rallied sharply, with the S&P 500 Index increasing by 29% for the year and the Nasdaq gaining 35%. The fourth quarter was particularly strong with the S&P 500 and Nasdaq climbing 8.5% and 12%, respectively. Investor confidence was bolstered as the Federal Open Market Committee (“FOMC”) signaled that monetary policy would be on hold as the economic expansion continues with few signs of persistent inflation. Investor sentiment was also helped as trade tensions between the U.S. and China eased in the fourth quarter. Commodity prices ended the year higher, as the CRB Commodity Price Index increased by 6.8% during the fourth quarter, bringing the increase to 9.4% for 2019. The price of oil rose 25.6% for the year, with most of that increase (14.5%) coming in the fourth quarter as tensions flared in the Middle East.
The U.S. economy continues to grow at a moderate pace, and the labor market remained positive throughout 2019. Monthly gains in non-farm payrolls averaged 175,000 for the year, with the fourth quarter averaging 184,000. The unemployment rate ended the year at a multi-year low of 3.5%. The consensus forecast for GDP growth in 2020 is 1.8%, with the consensus estimate for 2021 at 1.9%.
Inflation remained generally subdued throughout 2019. The U.S. Personal Consumption Expenditure Core Price Index remained below the Federal Reserve’s inflation target of 2%, while the Consumer Price Index ended the year at 2.3% as the impact of increased tariffs were felt. Implied breakeven rates on Treasury Inflation Protected securities, which reflect the market's expectation of future inflation rates, rose throughout 2019, but remain lower than the Federal Reserve’s inflation target of 2%. The implied two- and five-year inflation rates ended the year at 1.47% and 1.70%, respectively. The FOMC lowered the benchmark Federal Funds rate by 25 basis points three times during 2019 before pausing during the fourth quarter. As of year-end, the pricing of federal funds futures contracts implied that the FOMC will cut the Federal Funds rate one more time over the course of 2020 and 2021. Treasury rates fell across the maturity spectrum during 2019, with the two-year Treasury rate falling 92 basis points during the year to 1.57% and the 10-year Treasury rate falling 77 basis points to 1.92%. After undergoing a period of volatility during the third quarter due to a number of technical factors, the markets for repurchase agreements stabilized in the fourth quarter after the Federal Reserve intervened.
Structured securities performed well during 2019. Agency mortgages outperformed similar duration Treasuries for the full year, and in particular, agency RMBS backed by prepayment protected specified pools performed extremely well. The outlook for Agency RMBS is mixed, as prepayments have slowed off of their recent highs, but the to-be-announced (“TBA”) market remains difficult to navigate and investors are forced to pay higher premiums for specified pools.
During 2019, spreads (defined as the yield in excess of risk-free rates) on CMBS and GSE CRT securities tightened throughout the year, as investor demand remains robust and fundamentals in both commercial and residential real estate remain on solid footing. Despite the volatility during the third quarter, financing markets were accommodative throughout 2019, with repurchase agreement rates moving lower in line with decreases in the Federal Funds rate.
As we move into 2020, investor concerns around slowing economic growth, uncertain Federal Reserve policy and expanding trade disputes have all eased. We expect the U.S. will continue to experience moderate, albeit slowing, economic growth, and that core inflation will remain close to the Federal Reserve’s policy objective of 2%. Threats to the positive outlook include a reigniting of trade disputes between the U.S. and China, increased tensions in the Middle East and developments surrounding the 2020 presidential elections.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve, which may affect funding methods and lending practices. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.
Proposed Changes to LIBOR
In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.
SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.
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
In October 2019, the IRS and Treasury proposed regulations that are expected to provide taxpayers relief from adverse impacts resulting from the transition away from LIBOR to an alternative reference rate. The proposed regulations make clear that a change in the reference rate (and associated alterations to payment terms) of a financial instrument is generally not considered a taxable event, provided the fair value of the modified instrument is substantially equivalent to the fair value of the unmodified instrument.
Investment Activities
The table below shows the allocation of our stockholders' equity as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Agency RMBS	44%	46%
Agency CMBS	16%	3%
Commercial Credit (1)	28%	33%
Residential Credit (2)	12%	18%
Total	100%	100%

(1)	Commercial credit includes non-Agency CMBS, Multifamily GSE CRTs, commercial loans and investments in unconsolidated ventures.

(2)	Residential credit includes non-Agency RMBS, Single Family GSE CRTs and a loan participation interest.
The table below shows the breakdown of our investment portfolio as of December 31, 2019 and 2018:

$ in thousands	As of December 31,
	2019	2018
Agency RMBS:
30 year fixed-rate, at fair value	10,524,220	9,772,769
15 year fixed-rate, at fair value	292,414	424,254
Hybrid ARM, at fair value	56,893	659,948
Agency CMO, at fair value	427,512	267,691
Agency CMBS, at fair value	4,767,930	1,002,510
Non-Agency CMBS, at fair value	3,823,474	3,286,459
Non-Agency RMBS, at fair value	955,671	1,163,682
GSE CRT, at fair value	923,672	819,329
Loan participation interest, at fair value	44,654	54,981
Commercial loans, at amortized cost	24,055	31,582
Investments in unconsolidated ventures	21,998	24,012
Total investment portfolio	21,862,493	17,507,217
During 2019, we purchased $4.7 billion of newly issued fixed-rate Agency RMBS, $3.7 billion of Agency CMBS, $452.0 million of non-Agency CMBS, $113.1 million of non-Agency RMBS and $233.6 million of GSE CRT. We funded these purchases by leveraging the proceeds of our February 2019 and August 2019 common stock issuances and with cash proceeds from paydowns and sales of securities. During 2019, our sales consisted primarily of 30 year fixed-rate Agency RMBS and Hybrid ARM securities.
As of December 31, 2019 our holdings of 30 year fixed-rate Agency RMBS represented 48% of our total investment portfolio versus 56% of our total investment portfolio as of December 31, 2018. We have purchased newly issued 30 year fixed-rate Agency RMBS over the past 12 months as the return on equity profile for these securities is attractive as valuations have been impacted by higher interest rate volatility, reduced Federal Reserve demand and expectations for increased supply, in addition to lower funding costs given changes in the outlook for short-term interest rates. We have focused our purchases on 30 year specified pools priced at modest pay-ups to generic Agency RMBS because these securities have characteristics that reduce prepayment risk.
As of December 31, 2019 our holdings of Agency CMBS represented approximately 22% of our total investment portfolio versus 6% as of December 31, 2018. Our Agency CMBS holdings as of December 31, 2019 include unsettled TBA securities with an amortized cost of approximately $99.3 million. We began investing in Agency CMBS issued by Freddie Mac and Fannie Mae in the second quarter of 2018 and began investing in Agency CMBS issued by Ginnie Mae in the third quarter of 2019. We have increased our holdings of Agency CMBS in 2019 because these securities benefit from prepayment protection characteristics and have an attractive return on equity profile. Agency CMBS benefit from a guarantee of principal and interest payments from governmental agencies and federally chartered corporations. Further, the hedging costs are less sensitive to interest rate risk given limited extension beyond initial expected maturity dates and underlying loan prepayment protection.
Our investments that have credit exposure include non-Agency CMBS, non-Agency RMBS, GSE CRTs, a commercial real estate loan, and a loan participation interest. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with these holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
As of December 31, 2019, our holdings of non-Agency CMBS represented approximately 17% of our total investment portfolio versus 19% as of December 31, 2018. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States. Property types include but are not limited to office, retail, multifamily, industrial warehouse and hotel. The largest property geographic locations include California, New York, Texas, Florida and Illinois. The majority of our non-Agency CMBS portfolio is comprised of fixed-rate credits that are rated investment grade by a nationally recognized statistical rating organization. Over 80% of our non-Agency CMBS portfolio is collateralized by loans originated after 2009 and before 2017. These seasoned investments generally benefit from property price appreciation, growing credit enhancement and, in some instances, rating agency upgrades. The remainder of our assets were originated during and after 2017. We continue to identify attractive opportunities in this sector given our expectation for commercial real estate property rent growth, further property price appreciation and strong loan performance.
Our non-Agency RMBS portfolio represents approximately 4% of our total investment portfolio as of December 31, 2019 versus 7% as of December 31, 2018. We primarily invest in non-Agency RMBS securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit (“Re-REMIC”) RMBS and securitizations of reperforming mortgage loans that we expect to provide attractive risk adjusted returns.
We also invest in GSE CRTs, which have the added benefit of paying a floating rate coupon and reduce our need to hedge interest rate risk. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by single family properties that collateralize Agency RMBS issued and guaranteed by the GSEs (“Single Family GSE CRT”) or within pools of mortgage loans secured by multifamily properties that collateralize Agency CMBS issued and guaranteed by the GSEs (“Multifamily GSE CRT”). The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. From a fundamental perspective, we continue to view GSE CRT as an attractive asset class based on the strength of the U.S. housing market and the strong performance of reference mortgage loans to date.
During the third quarter of 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. The secured loan matures in August 2020 and has a one year extension at the borrower's option. We have funded $44.7 million of the loan as of December 31, 2019 and have committed to fund up to an additional $30.3 million.

As of December 31, 2019, we have invested in one commercial real estate mezzanine loan that matures in February 2021 and has a loan-to-value ratio of approximately 68.6%. The loan had an average earning asset yield of 10.90% during the year ended December 31, 2019.
We have invested in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of December 31, 2019 as a percentage of fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Prime	16.7%	0.7%	—%	—%	14.1%	7.0%	—%	0.4%	—%	15.3%	8.8%	63.0%
Alt-A	28.4%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	28.4%
Re-REMIC (1)	0.6%	4.3%	1.7%	1.3%	0.6%	—%	—%	—%	—%	—%	—%	8.5%
Subprime/reperforming	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Total Non-Agency RMBS	45.8%	5.0%	1.7%	1.3%	14.7%	7.0%	—%	0.4%	—%	15.3%	8.8%	100.0%
GSE CRT	—%	—%	—%	—%	23.0%	28.5%	4.3%	18.3%	3.2%	5.8%	16.9%	100.0%
Non-Agency CMBS	—%	2.2%	14.5%	10.0%	12.0%	29.1%	7.2%	5.6%	8.6%	5.5%	5.3%	100.0%

(1)	Reflects the year in which the resecuritizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 4.3% for 2005, 0.4% for 2006 and 95.3% for 2007.
The following table summarizes the credit enhancement provided to our Re-REMIC holdings as of December 31, 2019 and December 31, 2018.

	Percentage of Re-REMIC Holdings at Fair Value
Re-REMIC Subordination(1)	December 31, 2019	December 31, 2018
0% - 10%	57.1%	49.8%
10% - 20%	2.7%	3.4%
20% - 30%	19.6%	16.9%
30% - 40%	10.1%	14.9%
40% - 50%	0.2%	1.8%
50% - 60%	10.3%	12.5%
60% - 70%	—%	0.7%
Total	100.0%	100.0%

(1)
Subordination refers to the credit enhancement provided to the Re-REMIC tranche held by us by any junior Re-REMIC tranche or tranches in a resecuritization. This figure reflects the percentage of the balance of the underlying securities represented by any junior tranche or tranches at the time of resecuritization. Generally, principal losses on the underlying securities in excess of the subordination amount would result in principal losses on the Re-REMIC tranche held by us. As of December 31, 2019, 76.8% of our Re-REMIC holdings are not senior tranches.

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of December 31, 2019:

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	44.4%	California	18.0%	California	14.9%
New York	8.5%	Texas	6.5%	New York	14.9%
Florida	6.4%	Florida	5.0%	Texas	8.7%
New Jersey	3.9%	New York	4.7%	Florida	6.3%
Virginia	3.1%	Virginia	4.0%	Illinois	4.6%
Washington	2.9%	Illinois	3.7%	New Jersey	3.7%
Maryland	2.8%	Washington	3.5%	Pennsylvania	3.6%
Colorado	2.7%	New Jersey	3.2%	Ohio	3.2%
Massachusetts	2.7%	Massachusetts	3.1%	Virginia	3.0%
Illinois	2.4%	Pennsylvania	3.1%	Michigan	2.9%
Other	20.2%	Other	45.2%	Other	34.2%
Total	100.0%		100.0%	Total	100.0%
Financing and Other Liabilities.
We enter into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities and an investment in a loan participation interest. Repurchase agreements are generally settled on a short-term basis, usually ranging from one to six months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we refinance each repurchase agreement at the market interest rate at that time. As of December 31, 2019, we had entered into repurchase agreements totaling $17.5 billion (2018: $13.6 billion).
Our wholly-owned subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans. As of December 31, 2019, IAS Services LLC had $1.65 billion in outstanding secured loans. For the year ended December 31, 2019, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.52% and a weighted average maturity of 4.3 years. We repaid $300.0 million of secured loans from the FHLBI upon their maturity on February 11, 2020 through a combination of available cash and additional repurchase agreement borrowings.
In January 2016, new FHFA rules were adopted that exclude captive insurance companies from Federal Home Loan Bank membership. Under the new rules, IAS Services LLC is permitted to remain a member of the Federal Home Loan Bank until February 2021, and the FHLBI is permitted to honor the contractual maturity of our existing advances. Accordingly, we do not expect there to be any impact to our existing FHLBI borrowings under the FHFA Rule.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance
March 31, 2018	15,561,137	15,536,093	15,561,137
June 30, 2018	15,352,321	15,275,972	15,352,321
September 30, 2018	16,028,518	15,973,428	16,078,388
December 31, 2018	15,252,484	15,836,597	16,144,062
March 31, 2019	18,474,387	17,229,809	18,474,387
June 30, 2019	18,725,065	19,019,503	19,365,413
September 30, 2019	19,722,032	19,535,263	19,898,863
December 31, 2019	19,182,303	19,842,868	20,377,801
In 2013, our Operating Partnership issued $400.0 million in Exchangeable Senior Notes (the “Notes”). We retired a portion of the Notes prior to their maturity and fully retired the notes upon their maturity on March 15, 2018.

We have invested in and partially funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the remaining term of the loan based upon the financing needs of the borrower. As of December 31, 2019, we have an unfunded commitment of $30.3 million.
We have also committed to invest up to $125.2 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. At December 31, 2019, $118.8 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $6.4 million in additional capital to fund future investments and cover future expenses should they occur.
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
As of December 31, 2019, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR, effectively fixing the floating interest rates on $14.0 billion (2018: $12.4 billion) of borrowings. As of December 31, 2019, we received interest based on one-month LIBOR on $10.7 billion of our swaps and interest based on three-month LIBOR on $3.3 billion of our swaps.
During 2019, we terminated existing swaps with a notional amount of $25.3 billion and entered into new swaps with a notional amount of $27.0 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. As of December 31, 2019, our interest rate swap portfolio had a weighted average fixed pay rate of 1.47% (December 31, 2018: 2.46%) and a weighted average years to maturity of 5.2 years (December 31, 2018: 3.7 years). We extended the weighted average maturity of our interest rate swaps to take advantage of declining swap rates during the year by securing lower, more attractive borrowing costs for a longer period of time. In addition, we executed new interest rate swaps to replace terminated futures contracts that served to hedge longer duration assets, in order to more efficiently achieve our targeted duration profile. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations. We realized a net loss of $440.6 million on interest rate swaps during the year ended December 31, 2019 primarily due to falling interest rates in 2019.
As of December 31, 2019, we were not a party to any futures contracts. During the year ended December 31, 2019, we settled futures contracts with a notional amount of $5.3 billion and realized a net loss of $157.9 million due to falling interest rates in 2019. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of December 31, 2019, we had €20.8 million or $23.1 million (2018: €20.3 million or $23.1 million) of notional amount of forward contracts related to our investment in an unconsolidated venture. During the year ended December 31, 2019, we settled currency forward contracts of €89.8 million or $101.6 million (2018: €202.9 million or $262.4 million) in notional amount and realized a net gain of $1.5 million (2018: $2.1 million net gain).

Book Value per Diluted Common Share
We calculate book value per diluted common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2019	2018	2017
Numerator (adjusted equity):
Total equity	2,931,899	2,286,697	2,656,878
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)	(287,500)
Total adjusted equity	2,349,399	1,704,197	2,074,378

Denominator (number of shares - diluted):
Common stock outstanding	144,256	111,585	111,624
Non-controlling interest OP units (1)	—	—	1,425
Number of shares - diluted	144,256	111,585	113,049

Book value per diluted common share	16.29	15.27	18.35

(1)	The Company redeemed all OP Units of the non-controlling interest holder in November 2018 as discussed in Note 14 - "Non-Controlling Interest - Operating Partnership".

Our book value per diluted common share increased 6.7% as of December 31, 2019 compared to December 31, 2018 primarily due to interest rate spread tightening in both Agency and credit assets. Monetary policy eased notably in 2019, as the Federal Reserve pivoted from increasing in the Federal Funds rate in 2018 to an easing policy through a pause in the first half of 2019 and cutting the Federal Funds rate in the second half of 2019. This shift in monetary policy supported risk assets, with additional steps by the Federal Reserve, such as increasing the size of its balance sheet via asset purchases and supporting the repurchase market through temporary open market operations, supporting market liquidity.

The reduction in the Federal Reserve’s balance sheet contributed to wider spreads in Agency MBS in 2018, while higher interest rates more than offset modest spread tightening to drive lower valuations of our residential and commercial credit investments. Although our interest rate hedges partially mitigated the impact of higher interest rates during the year, the company’s positive duration gap and underperformance in Agency MBS led to a decline in book value per diluted common share of 16.8% in 2018.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, future impairments of our MBS and GSE CRTs, change in our interest income recognition, and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016; our GSE CRTs purchased on or after August 24, 2015; and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2019, $17.4 billion (December 31, 2018: $11.6 billion) or 80% (December 31, 2018: 67%) of our MBS and GSE CRT are accounted for under the fair value option.
We record our MBS purchased prior to September 1, 2016, as available-for-sale and report these MBS at fair value. We record our GSE CRTs purchased prior to August 24, 2015 as hybrid financial instruments and report these GSE CRTs at fair value.
We determine the fair value of our MBS and GSE CRTs by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead to impairment of our MBS and GSE CRT portfolio.
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
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. The Company elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to the approximately $4.4 billion of MBS and GSE CRT securities that we purchased prior to election of the fair value option and hold as of December 31, 2019. We are not required to record an allowance for credit losses on January 1, 2020 for our purchased credit deteriorated securities because all of our purchased credit deteriorated securities were in an unrealized gain position as of December 31, 2019.
We have one commercial loan as of December 31, 2019 that is carried at amortized cost. We will implement the new guidance for this loan on a modified retrospective basis by electing the fair value option. The implementation of the new guidance will not have a material impact on our financial statements.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 are summarized below:

	Years Ended December 31,
$ in thousands except share data	2019	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	772,657	631,478	521,547
Commercial and other loans	5,710	11,538	23,508
Total interest income	778,367	643,016	545,055
Interest Expense
Repurchase agreements	430,697	301,794	163,881
Secured loans	41,623	35,453	19,370
Exchangeable senior notes	—	1,621	13,340
Total interest expense	472,320	338,868	196,591
Net interest income	306,047	304,148	348,464
Other income (loss)
Gain (loss) on investments, net	624,466	(327,700)	(19,704)
Equity in earnings (losses) of unconsolidated ventures	2,224	3,402	(1,327)
Gain (loss) on derivative instruments, net	(534,755)	(5,277)	18,155
Realized and unrealized credit derivative income (loss), net	8,343	(151)	51,648
Net loss on extinguishment of debt	—	(26)	(6,814)
Other investment income (loss), net	3,950	2,860	7,381
Total other income (loss)	104,228	(326,892)	49,339
Expenses
Management fee — related party	38,173	40,722	37,556
General and administrative	8,001	7,070	7,190
Total expenses	46,174	47,792	44,746
Net income (loss)	364,101	(70,536)	353,057
Net income (loss) attributable to non-controlling interest	—	254	4,450
Net income (loss) attributable to Invesco Mortgage Capital Inc.	364,101	(70,790)	348,607
Dividends to preferred stockholders	44,426	44,426	28,080
Net income (loss) attributable to common stockholders	319,675	(115,216)	320,527
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	2.42	(1.03)	2.87
Diluted	2.42	(1.03)	2.75
Weighted average number of shares of common stock:
Basic	132,305,568	111,637,035	111,610,393
Diluted	132,317,853	111,637,035	123,040,827

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields as of and for the years ended December 31, 2019, 2018 and 2017.

	As of and for the Years Ended
	December 31,
$ in thousands	2019	2018	2017
Average Earning Asset Balances (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	328,404	1,911,511	3,297,267
30 year fixed-rate, at amortized cost	11,757,662	8,867,942	5,874,757
Hybrid ARM, at amortized cost	129,396	1,531,077	2,237,032
Agency-CMO, at amortized cost	378,253	258,457	302,060
Agency CMBS, at amortized cost	2,522,256	339,816	—
Non-Agency CMBS, at amortized cost	3,532,202	3,226,174	2,818,244
Non-Agency RMBS, at amortized cost	980,775	1,055,682	1,441,527
GSE CRT, at amortized cost	863,080	767,220	784,203
Commercial loans, at amortized cost	25,007	110,461	270,314
Loan participation interest	49,220	20,503	—
Average earning assets	20,566,255	18,088,843	17,025,404

Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	3.34%	2.23%	1.98%
30 year fixed-rate	3.26%	3.09%	2.79%
Hybrid ARM	3.27%	2.40%	2.27%
Agency-CMO	3.41%	3.01%	1.54%
Agency CMBS	3.32%	3.30%	—%
Non-Agency CMBS	5.06%	4.91%	4.50%
Non-Agency RMBS	6.73%	7.11%	6.22%
GSE CRT (3)	3.39%	3.40%	2.58%
Commercial loans	10.90%	9.54%	8.70%
Loan participation interest	6.04%	6.10%	—%
Average earning asset yields	3.78%	3.55%	3.20%

(1)	Average balances for each period are based on weighted month-end average earning assets.

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

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $20.6 billion during the year ended December 31, 2019 (2018: $18.1 billion; 2017: $17.0 billion). Average earning assets increased during the year ended December 31, 2019 compared to 2018 primarily because we invested and leveraged $508.9 million in net proceeds from 2019 common stock issuances and $168.5 million in proceeds from commercial loan repayments since the beginning of 2018 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.
Average earning assets increased during the year ended December 31, 2018 compared to 2017 primarily due to a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. We finance our Agency securities with repurchase agreement borrowings and commercial loans with equity.

We earned interest income of $778.4 million (2018: $643.0 million; 2017: $545.1 million) during 2019. Our interest income consists of coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2019	2018	2017
Interest Income
MBS and GSE CRT - coupon interest	833,376	689,240	616,697
MBS and GSE CRT - net premium amortization	(60,719)	(57,762)	(95,150)
MBS and GSE CRT - interest income	772,657	631,478	521,547
Commercial and other loans	5,710	11,538	23,508
Total interest income	778,367	643,016	545,055

MBS and GSE CRT interest income increased $141.2 million during the year ended December 31, 2019 compared to 2018 primarily due to higher coupon interest rates on our higher average earning assets. Interest income on commercial and other loans decreased $5.8 million during 2019 primarily due to commercial loan payoffs.
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
The yield on our average earning assets during the year ended December 31, 2019 was 3.78% (2018: 3.55%; 2017: 3.20%). Our average earning asset yields increased during the year ended December 31, 2019 compared to 2018 primarily due to purchases of new securities at higher yields and higher index rates on floating and adjustable assets.
Our average earning asset yields increased during the year ended December 31, 2018 compared to 2017 primarily due to purchases of new securities at higher yields, slower prepayment speeds and higher index rates on floating and adjustable rate assets.

Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or “CPR”. CPR measures prepayments as a percentage of the current outstanding loan balance and is expressed as a compound annual rate. The following tables provide the three month CPR for our RMBS and GSE CRTs throughout 2019, 2018 and 2017.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
15 year fixed-rate Agency RMBS	12.5	12.3	11.1	7.1
30 year fixed-rate Agency RMBS	18.1	13.8	8.5	4.9
Hybrid ARM RMBS	28.7	29.2	18.2	15.7
Non-Agency RMBS	17.2	16.1	11.4	8.3
GSE CRT	20.1	15.0	9.8	6.6
Weighted average CPR	18.1	14.1	9.0	5.7

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
15 year fixed-rate Agency RMBS	8.8	10.9	10.6	9.2
30 year fixed-rate Agency RMBS	6.2	7.4	8.2	7.1
Hybrid ARM RMBS	13.8	16.6	15.7	14.4
Non-Agency RMBS	9.1	10.5	12.0	11.6
GSE CRT	8.7	10.9	9.8	9.5
Weighted average CPR	7.3	8.9	10.2	9.2

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
15 year fixed-rate Agency RMBS	9.3	10.2	9.5	8.1
30 year fixed-rate Agency RMBS	7.9	9.3	9.2	10.8
Hybrid ARM RMBS	14.9	18.6	16.3	15.7
Non-Agency RMBS	11.8	15.3	12.6	13.3
GSE CRT	11.8	12.4	9.7	13.1
Weighted average CPR	9.9	12.2	11.2	11.7

The following table presents net (premium amortization) discount accretion recognized on our MBS and GSE CRT portfolio during 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands, except share data	2019	2018	2017
Agency RMBS	(76,676)	(80,750)	(107,702)
Agency CMBS	(4,712)	(591)	—
Non-Agency CMBS	15,347	6,682	(4,268)
Non-Agency RMBS	13,164	19,968	18,769
GSE CRT	(7,842)	(3,071)	(1,949)
Net (premium amortization) discount accretion	(60,719)	(57,762)	(95,150)
Net premium amortization increased $3.0 million during 2019 primarily due to purchases of Agency CMBS at premiums and faster prepayment speeds on Agency RMBS and GSE CRTs. Higher premium amortization was partially offset by changes in asset mix and discount accretion on non-Agency RMBS and non-Agency CMBS.
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
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended
	December 31,
$ in thousands	2019	2018	2017
Interest Expense
Interest expense on repurchase agreement borrowings	454,426	327,633	189,425
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,729)	(25,839)	(25,544)
Repurchase agreements interest expense	430,697	301,794	163,881
Secured loans	41,623	35,453	19,370
Exchangeable senior notes	—	1,621	13,340
Total interest expense	472,320	338,868	196,591

Our interest expense on repurchase agreement borrowings rose $126.8 million for the year ended December 31, 2019 compared to 2018 primarily due to higher average borrowings and a higher average cost of funds in 2019. We increased our average borrowings in 2019 after investing and leveraging $508.9 million in net proceeds from 2019 common stock issuances and $168.5 million in proceeds from commercial loan repayments since the beginning of 2018 primarily into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS.
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
Our repurchase agreements interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $23.7 million, $25.8 million and $25.5 million during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. During the next twelve months, we estimate that $23.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
Interest expense for our secured loans increased for the year ended December 31, 2019 compared to 2018 primarily due to higher borrowing rates as a result of increases in the federal funds target interest rate. Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2019, our secured loans had a weighted average borrowing rate of 2.52% as compared to 2.15% for the year ended December 31, 2018.
Interest expense on our secured loans increased for the year ended December 31, 2018 compared to 2017 primarily due to higher borrowing rates as a result of increases in the federal funds target interest rate. For the year ended December 31, 2018, our secured loans had a weighted average borrowing rate of 2.15% as compared to 1.17% for the year ended December 31, 2017.
During 2019, we did not incur interest expense on exchangeable senior notes (the “Notes”) because the Notes were retired on March 15, 2018. We retired $143.4 million of the "Notes" in 2018 and $256.6 million of the Notes in 2017. Accordingly, interest expense on the Notes decreased in 2018 compared to the same period in 2017.
Our total interest expense during the year ended December 31, 2019 increased $133.5 million compared to 2018 primarily due to a $133.0 million increase in interest expense on repurchase agreement borrowings and secured loans that was partially offset by a $1.6 million decrease in interest expense on exchangeable senior notes.
Our total interest expense increased $142.3 million for the year ended December 31, 2018 compared to 2017 primarily due to a $154.3 million increase in interest expense on repurchase agreement borrowings and secured loans that was partially offset by a $11.7 million decrease in interest expense on exchangeable senior notes.

The table below presents our average borrowings and cost of funds as of and for the years ended December 31, 2019, 2018 and 2017.

	As of and for the Years Ended
	December 31,
$ in thousands	2019	2018	2017
Average Borrowings (1):
Agency RMBS (2)	11,697,604	11,178,636	10,494,355
Agency CMBS	2,476,770	311,024	—
Non-Agency CMBS (2)	2,920,840	2,586,509	2,323,689
Non-Agency RMBS	865,353	887,132	1,142,769
GSE CRT	751,361	677,545	643,070
Exchangeable senior notes	—	28,646	228,846
Loan participation interest	36,915	15,377	—
Total average borrowings	18,748,843	15,684,869	14,832,729
Maximum borrowings during the period (3)	20,377,801	16,144,062	15,959,127

Average Cost of Funds (4):
Agency RMBS (2)	2.52%	2.10%	1.18%
Agency CMBS	2.40%	2.31%	—%
Non-Agency CMBS (2)	3.00%	2.74%	1.73%
Non-Agency RMBS	3.28%	3.25%	2.49%
GSE CRT	3.25%	3.19%	2.55%
Exchangeable senior notes	—%	5.58%	5.83%
Loan participation interest	3.99%	4.04%	—%
Cost of funds	2.52%	2.16%	1.33%
Effective cost of funds (non-GAAP measure) (5)	2.46%	2.45%	2.02%

(1)	Average borrowings for each period are based on weighted month-end balances.

(2)	Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.

(3)	Amount represents the maximum borrowings at month-end during each of the respective periods.

(4)	Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

(5)	For a reconciliation of cost of funds to effective cost of funds, see “Non-GAAP Financial Measures”.
Total average borrowings rose $3.1 billion in 2019 compared to 2018 because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS, Agency CMBS, and non-Agency CMBS.
Total average borrowings rose $852.1 million in 2018 compared to 2017. Total average borrowings increased primarily due to a change in asset mix. During 2018, we reinvested $160.9 million of commercial loan repayments into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.
The increase in our cost of funds for 2019 versus 2018 and 2018 versus 2017 was primarily due to increases in the federal funds rate throughout 2018.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended
	December 31,
$ in thousands	2019	2018	2017
Interest Income
Mortgage-backed and credit risk transfer securities	772,657	631,478	521,547
Commercial and other loans	5,710	11,538	23,508
Total interest income	778,367	643,016	545,055
Interest Expense
Interest expense on repurchase agreement borrowings	454,426	327,633	189,425
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,729)	(25,839)	(25,544)
Repurchase agreements interest expense	430,697	301,794	163,881
Secured loans	41,623	35,453	19,370
Exchangeable senior notes	—	1,621	13,340
Total interest expense	472,320	338,868	196,591
Net interest income	306,047	304,148	348,464
Net interest rate margin	1.26%	1.39%	1.87%
Our net interest income, which equals total interest income less total interest expense, totaled $306.0 million (2018: $304.1 million; 2017: $348.5 million) for the year ended December 31, 2019. The increase in net interest income for the year ended December 31, 2019 compared to 2018 was primarily due to an increase in interest income driven by higher average assets that exceeded the increase in interest expense driven by higher average borrowings.
The decrease in net interest income for the year ended December 31, 2018 compared to 2017 was primarily driven by increases in interest rates that had a greater impact on total interest expense on variable rate debt than interest income on floating and variable rate assets.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.26% (2018: 1.39%; 2017: 1.87%) for the year ended December 31, 2019. The decrease in net interest rate margin for 2019 versus 2018 was primarily due to increases in the federal funds rate throughout 2018 that had a greater impact on our average cost of funds than on our average earning asset yields. The decrease in net interest rate margin for 2018 versus 2017 was primarily driven by increases in interest rates that had a greater impact on variable rate debt than interest income on floating and variable rate assets.
Provision for Loan Losses
We evaluate the collectibility of our commercial loans held-for investment using the factors described in Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV, Item 15 of this Report. We determined that no provision for loan losses for our commercial loans was required as of December 31, 2019 and 2018.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands	2019	2018	2017
Net realized gains (losses) on sale of investments	8,039	(218,136)	(1,665)
Other-than-temporary impairment losses	(7,731)	(7,846)	(11,962)
Net unrealized gains (losses) on MBS accounted for under the fair value option	626,104	(95,327)	(21,368)
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	(1,946)	(6,370)	15,269
Net unrealized gains (losses on trading securities)	—	(21)	22
Total gain (loss) on investments, net	624,466	(327,700)	(19,704)
As part of our investment process, all of our mortgage-backed and credit risk transfer securities are continuously reviewed to determine if they continue to meet our risk and return targets. This process involves looking at changing market assumptions and the impact those assumptions will have on the individual securities. During 2019, we continued to actively manage our investment portfolio and sold $3.3 billion of mortgage-backed securities (2018: $5.0 billion) and realized net gains of $8.0 million (2018: net losses of $218.1 million). Our sales primarily consisted of 30 year fixed-rate Agency and Hybrid ARM securities.
We assess our investment securities for other-than-temporary impairment on a quarterly basis. Our determination of whether or not a security is other-than-temporarily impaired involves judgment and assumptions based on subjective and objective factors. We consider (i) whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost and (ii) the financial condition and near-term prospects of recovery of fair value of the security. This includes a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary”. For additional information regarding our assessment analysis of other-than temporary impairment on our investment securities, refer to Note 4 – “Mortgage-Backed and Credit Risk Transfer Securities” of our consolidated financial statements in Part IV of this Report. We recorded $7.7 million in other-than-temporary-impairments (“OTTI”) on RMBS interest-only and non-Agency RMBS securities for the year ended December 31, 2019 (2018: $7.8 million; 2017: $12.0 million).
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Prior to September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2019, $17.4 billion or 80% (December 31, 2018: $11.6 billion or 67%) of our MBS and GSE CRT are accounted for under the fair value option. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $626.1 million in 2019 compared to net unrealized losses of $95.3 million in the 2018. Net unrealized gains in 2019 reflect lower interest rates, tighter interest rate spreads on the Company's credit assets and Agency CMBS, and valuation gains in the Company's specified pool Agency RMBS. Most of our holdings of 30 year fixed-rate Agency RMBS are in specified pools with attractive prepayment characteristics.

Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2019, we recorded equity in earnings of unconsolidated ventures of $2.2 million (2018: equity in earnings of $3.4 million; 2017: equity in losses of $1.3 million). We recorded equity in earnings for the year ended December 31, 2019 primarily due to realized and unrealized gains on portfolio investments. We recorded equity in earnings for the year ended December 31, 2018 primarily due to realized gains on portfolio investments.
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
The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2019, 2018 and 2017:

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Futures Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Futures Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155
As of December 31, 2019 and 2018, we held the following interest rate swaps whereby we receive interest at a one-month or three-month LIBOR rate:

$ in thousands	December 31, 2019				December 31, 2018
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	14,000,000	1.47%	1.79%	5.2	12,370,000	2.46%	2.55%	3.7

During the year ended December 31, 2019, we terminated existing swaps with a notional amount of $25.3 billion and entered into new swaps with a notional amount of $27.0 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. Daily variation margin for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statements of operations. We realized a net loss of $440.6 million on interest rate swaps in 2019 primarily due to falling interest rates. We recognized contractual net interest income on swaps of $35.8 million for the year ended December 31, 2019 compared to contractual net interest expense of $20.0 million for the year ended December 31, 2018 primarily as a result of higher average LIBOR. Our average interest rate swap receive rate was 2.29% for the year ended December 31, 2019 versus 2.10% for the year ended December 31, 2018. We also repositioned our interest rate swap portfolio as LIBOR declined in the second half of 2019 to take advantage of lower interest rate swap fixed pay rates. Our average interest swap fixed pay rate was 2.03% for the year ended December 31, 2019 versus 2.30% for the year ended December 31, 2018.
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
As of December 31, 2019, we were not a party to any futures contracts. During the years ended December 31, 2019 and December 31, 2018, we realized net losses of $157.9 million and $86.3 million, respectively, on the settlement of futures contracts due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands	2019	2018	2017
GSE CRT embedded derivative coupon interest	20,833	22,478	23,343
Change in fair value of GSE CRT embedded derivatives	(12,490)	(22,629)	28,305
Total realized and unrealized credit derivative income (loss), net	8,343	(151)	51,648
During the year ended December 31, 2019, we recorded an unrealized loss on the change in the fair value of our GSE CRT embedded derivatives of $12.5 million because the decreases in the valuation of the GSE CRT debt host contracts exceeded the decreases in valuation of the hybrid financial instruments.
During the year ended December 31, 2018, we recorded an unrealized loss on the change in the fair value of our GSE CRT embedded derivatives of $22.6 million because the decreases in valuations of the hybrid financial instruments exceeded the decreases in the valuation of the debt host contracts.
Net Loss on Extinguishment of Debt
During the year ended December 31, 2018, we retired $143.4 million of the Notes for a repurchase price of $143.4 million and realized a net loss on extinguishment of debt of $26,000. During the year ended December 31, 2017, we retired $256.6 million of the Notes for a repurchase price of $262.1 million and realized a net loss on extinguishment of debt of $6.8 million.

Other Investment Income (Loss), net
Other investment income (loss), net in 2019 primarily consists of quarterly dividends from FHLBI stock. Other investment income (loss), net in 2018 and 2017 primarily consists of (i) quarterly dividends from FHBLI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands	2019	2018	2017
Dividend income	3,944	3,790	3,247
Gain (loss) on foreign currency transactions, net	6	(930)	4,134
Total	3,950	2,860	7,381
We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
We incurred foreign currency losses on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the year ended December 31, 2018 due to a decline in the Pound Sterling/U.S. Dollar foreign exchange rate. This commercial loan was repaid by the borrower during 2018. We incurred foreign currency gains on the revaluation of this commercial loan investment for the year ended December 31, 2017 due to an improvement in the Pound Sterling/U.S. Dollar foreign exchange rate. We enter into currency forward contracts as an economic hedge against our foreign currency exposure. Changes in the fair value of our currency forward contracts are recognized in gain (loss) derivative instruments, net in the consolidated statements of operations. During the year ended December 31, 2018, we recognized net gains of $3.1 million on our currency forward contracts (2017: net losses of $6.0 million).
Expenses
For the year ended December 31, 2019, we incurred management fees of $38.2 million (2018: $40.7 million), which are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2019 compared to 2018 due to a lower stockholders' equity management fee base in 2019. The calculation of the management fee was amended in the fourth quarter of 2019. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2018, we incurred management fees of $40.7 million (2017: $37.6 million). Management fees increased for the year ended December 31, 2018 compared to 2017 primarily due to the full year impact of issuing Series C Preferred Stock in August 2017.
For the year ended December 31, 2019, our general and administrative expenses not covered under our management agreement amounted to $8.0 million (2018: $7.1 million; 2017: $7.2 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. General and administrative costs were higher for the year ended December 31, 2019 compared to 2018 primarily due to higher fees for derivative transactions in 2019 and the write-off of previously deferred costs associated with the Company's at-the-market program in the first quarter of 2019.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2019, our net income attributable to common stockholders was $319.7 million (2018: $115.2 million net loss attributable to common stockholders; 2017: $320.5 million net income attributable to common stockholders) or $2.42 basic and diluted net income per average share available to common stockholders (2018: $1.03 basic and diluted net loss per average share available to common stockholders; 2017: $2.87 basic and $2.75 diluted net income per average share available to common stockholders).
For the year ended December 31, 2019, we reported net income attributable to common stockholders compared to net loss attributable to common stockholders in 2018 due to: (i) net gains on investment of $624.5 million versus net losses on investments of $327.7 million in the 2018 period; (ii) net losses on derivative instruments of $534.8 million versus $5.3 million in the 2018 period; (iii) net gains on credit derivatives of $8.3 million versus net losses on credit derivatives of $151,000 in the 2018 period; and (iv) higher net interest income of $306.0 million versus $304.1 million in the 2018 period.
For the year ended December 31, 2018, we reported a net loss attributable to common stockholders compared to net income in 2017 due to: (i) net losses on investments of $327.7 million versus $19.7 million in the 2017 period; (ii) net losses on credit derivatives of $151,000 versus net gains on credit derivatives of $51.6 million in the 2017 period; (iii) lower net interest income of $304.1 million versus $348.5 million in the 2017 period; and higher dividends to preferred stockholders of $44.4 million compared to $28.1 million in the 2017 period.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, realized and unrealized credit derivative income (loss), net and changes in net interest income in the 2019, 2018 and 2017 periods, see preceding discussion under “Gain (loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net”, “Realized and Unrealized Credit Derivative Income (Loss), net” and “Net Interest Income”.
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

We believe the presentation of core earnings provides a consistent measure of operating performance by excluding the impact of gains and losses described above from operating results. We exclude the impact of gains and losses because gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, a portion of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our consolidated statements of operations. In addition, certain gains and losses represent one-time events.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2019	2018	2017
Net income (loss) attributable to common stockholders	319,675	(115,216)	320,527
Adjustments:
(Gain) loss on investments, net	(624,466)	327,700	19,704
Realized (gain) loss on derivative instruments, net (1)	597,077	2,830	(67,838)
Unrealized (gain) loss on derivative instruments, net (1)	(26,482)	(17,568)	(27,393)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	12,490	22,629	(28,305)
(Gain) loss on foreign currency transactions, net (3)	(6)	930	(4,134)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(23,729)	(25,839)	(25,544)
Net loss on extinguishment of debt	—	26	6,814
Subtotal	(65,116)	310,708	(126,696)
Cumulative adjustments attributable to non-controlling interest	—	(2,536)	1,597
Preferred stock dividend declared but not accumulated (5)	—	—	(2,870)
Core earnings attributable to common stockholders	254,559	192,956	192,558
Basic earnings (loss) per common share	2.42	(1.03)	2.87
Core earnings per share attributable to common stockholders (6)	1.92	1.73	1.73

(1)	U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2019	2018	2017
Realized gain (loss) on derivative instruments, net	(597,077)	(2,830)	67,838
Unrealized gain (loss) on derivative instruments, net	26,482	17,568	27,393
Contractual net interest income (expense) on interest rate swaps	35,840	(20,015)	(77,076)
Gain (loss) on derivative instruments, net	(534,755)	(5,277)	18,155

(2)	U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2019	2018	2017
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	(12,490)	(22,629)	28,305
GSE CRT embedded derivative coupon interest	20,833	22,478	23,343
Realized and unrealized credit derivative income (loss), net	8,343	(151)	51,648

(3)	U.S. GAAP other investment income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2019	2018	2017
Dividend income	3,944	3,790	3,247
Gain (loss) on foreign currency transactions, net	6	(930)	4,134
Other investment income (loss), net	3,950	2,860	7,381

(4)	U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2019	2018	2017
Interest expense on repurchase agreements outstanding	454,426	327,633	189,425
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,729)	(25,839)	(25,544)
Repurchase agreements interest expense	430,697	301,794	163,881

(5)
Cumulative dividends are charged to retained earnings when declared or earned under U.S. GAAP. Prior to 2017, we declared quarterly dividends on Series B Preferred Stock prior to dividends accumulating.  In December 2017, the Company deferred declaring its next dividend on Series B Preferred Stock to February 2018. We reduced core earnings for the year ended December 31, 2017 for the cumulative impact of deferring the Series B Preferred Stock declaration date to February 2018 because we consider all dividends accumulated during a year a current component of our capital costs regardless of the dividend declaration date.

(6)	Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core income for the years ended December 31, 2019, 2018 and 2017 are:

	Years Ended December 31,
$ in thousands	2019	2018	2017
Effective net interest income(1)	338,991	280,772	269,187
Dividend income	3,944	3,790	3,247
Equity in earnings (losses) of unconsolidated ventures	2,224	3,402	(1,327)
Total expenses	(46,174)	(47,792)	(44,746)
Total core earnings	298,985	240,172	226,361
Dividends to preferred stockholders	(44,426)	(44,426)	(28,080)
Preferred stock dividend declared but not accumulated	—	—	(2,870)
Core earnings attributable to non-controlling interest	—	(2,790)	(2,853)
Core earnings attributable to common stockholders	254,559	192,956	192,558

(1)	See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings for the year ended December 31, 2019 increased $61.6 million from 2018 primarily due to a $58.2 million increase in effective net interest income. Effective net interest income increased primarily due to earning contractual net interest income on interest rate swaps of $35.8 million in 2019 compared to incurring contractual net interest expense on interest rate swaps of $20.0 million in 2018 primarily due to higher LIBOR in 2019.
Core earnings for the year ended December 31, 2018 increased $398,000 from 2017 primarily due to (i) an $11.6 million increase in effective net interest income and (ii) equity in earnings of unconsolidated ventures of $3.4 million in 2018 compared to equity in losses of $1.3 million in 2017 that was offset by (i) a $13.5 million increase in accumulated preferred stock dividends and (ii) a $3.0 million increase in management fees and other expenses. Higher preferred dividends and management fees in 2018 are due to the full year impact of the Company's Series C Preferred Stock offering in August 2017.
See below for a discussion of changes in effective net interest income from 2017 through 2019.

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreement interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
$ in thousands	2019		2018		2017
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	778,367	3.78%	643,016	3.55%	545,055	3.20%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	20,833	0.11%	22,478	0.13%	23,343	0.14%
Effective interest income	799,200	3.89%	665,494	3.68%	568,398	3.34%

Our effective interest income increased for the year ended December 31, 2019 versus 2018 primarily due to higher average earning assets and higher effective yield. Our average earning assets increased to $20.6 billion for the year ended December 31, 2019 from $18.1 billion for the year ended December 31, 2018 primarily because we invested and leveraged $508.9 million in net proceeds from 2019 common stock issuances and $168.5 million in proceeds from commercial loan repayments since the beginning of 2018 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities. The increase in effective yield for the year ended December 31, 2019 versus 2018 was primarily due to the purchase of new securities at higher yields and higher index rates on floating and adjustable rate assets.
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
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2019		2018		2017
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	472,320	2.52%	338,868	2.16%	196,591	1.33%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	23,729	0.13%	25,839	0.16%	25,544	0.17%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(35,840)	(0.19)%	20,015	0.13%	77,076	0.52%
Effective interest expense	460,209	2.46%	384,722	2.45%	299,211	2.02%
Our effective interest expense and effective cost of funds increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to increased borrowings and increases in the federal funds rate throughout 2018. Effective interest expense was also impacted by a change in contractual net interest expense (income) on interest rate swaps from $20.0 million of contractual net interest expense for the year ended December 31, 2018 to $35.8 million of contractual net interest income for the year ended December 31, 2019 primarily as a result of higher LIBOR. Our average interest rate swap receive rate was 2.29% for the year ended December 31, 2019 versus 2.10% for the year ended December 31, 2018.
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
See the preceding caption “Interest Expense and Cost of Funds” for further discussion of these variances.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2019		2018		2017
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	306,047	1.26%	304,148	1.39%	348,464	1.87%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,729)	(0.13)%	(25,839)	(0.16)%	(25,544)	(0.17)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	20,833	0.11%	22,478	0.13%	23,343	0.14%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	35,840	0.19%	(20,015)	(0.13)%	(77,076)	(0.52)%
Effective net interest income	338,991	1.43%	280,772	1.23%	269,187	1.32%
Effective net interest income and effective interest rate margin for the year ended December 31, 2019 increased primarily due to earning contractual net interest income on interest rate swaps of $35.8 million compared to incurring contractual net interest expense on interest rate swaps of $20.0 million in the same period in 2018, primarily as a result of higher LIBOR rates in 2019.
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

Repurchase Agreement Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our repurchase agreement debt-to-equity ratio as of December 31, 2019 and December 31, 2018. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt (sum of repurchase agreements and secured loans) to total stockholders' equity. We present a repurchase agreement debt-to-equity ratio, a non-GAAP financial measure of leverage, because the mortgage REIT industry primarily uses repurchase agreements, which typically mature within one year, to finance investments. We believe that presenting our repurchase agreement debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding our refinancing risks, and gives investors a comparable statistic to those other mortgage REITs who almost exclusively borrow using short-term repurchase agreements that are subject to refinancing risk.
December 31, 2019

$ in thousands	Agency RMBS	Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	11,301,037	4,767,930	3,829,031	1,873,788	21,771,786
Cash and cash equivalents (3)	73,927	27,881	51,092	19,607	172,507
Restricted cash(4)	81,830	34,441	724	—	116,995
Derivative assets, at fair value (4)	13,034	5,499	—	—	18,533
Other assets	94,525	12,460	110,122	49,617	266,724
Total assets	11,564,353	4,848,211	3,990,969	1,943,012	22,346,545

Repurchase agreements	9,666,964	4,246,359	2,041,968	1,577,012	17,532,303
Secured loans (5)	540,299	—	1,109,701	—	1,650,000
Derivative liabilities, at fair value (4)	—	—	352	—	352
Other liabilities	65,353	124,305	29,727	12,606	231,991
Total liabilities	10,272,616	4,370,664	3,181,748	1,589,618	19,414,646

Total stockholders' equity (allocated)	1,291,737	477,547	809,221	353,394	2,931,899
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net stockholders' equity in unsecured assets (6)	—	—	(46,053)	—	(46,053)
Collateral pledged against secured loans	(621,667)	—	(1,276,822)	—	(1,898,489)
Secured loans	540,299	—	1,109,701	—	1,650,000
Stockholders' equity related to repurchase agreement debt	1,210,369	477,547	596,047	353,394	2,637,357
Debt-to-equity ratio (7)	7.9	8.9	3.9	4.5	6.5
Repurchase agreement debt-to-equity ratio (8)	8.0	8.9	3.4	4.5	6.6

(1)	Investments in non-Agency CMBS, Multifamily GSE CRT, commercial loans and unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, Single Family GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents is allocated based on a percentage of stockholders' equity for each asset class.

(4)	Restricted cash, derivative assets and derivative liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net stockholders' equity in unsecured assets includes commercial loans and investments in unconsolidated joint ventures.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total stockholders' equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to stockholders' equity related to repurchase agreement debt.

December 31, 2018

$ in thousands	Agency RMBS	Agency CMBS	Commercial Credit (1)	Residential Credit (2)	Total
Mortgage-backed and credit risk transfer securities	11,124,663	1,002,510	3,286,459	1,983,010	17,396,642
Cash and cash equivalents (3)	64,908	3,781	45,632	21,296	135,617
Derivative assets, at fair value (4)	13,842	1,247	—	—	15,089
Other assets	84,452	4,065	115,908	61,732	266,157
Total assets	11,287,865	1,011,603	3,447,999	2,066,038	17,813,505

Repurchase agreements	9,529,352	810,450	1,616,473	1,646,209	13,602,484
Secured loans (5)	600,856	—	1,049,144	—	1,650,000
Derivative liabilities, at fair value (4)	21,300	1,919	171	—	23,390
Other liabilities	74,162	137,895	25,819	13,058	250,934
Total liabilities	10,225,670	950,264	2,691,607	1,659,267	15,526,808

Total stockholders' equity (allocated)	1,062,195	61,339	756,392	406,771	2,286,697
Adjustments to calculate repurchase agreement debt-to-equity ratio:
Net stockholders' equity in unsecured assets (6)	—	—	(55,594)	—	(55,594)
Collateral pledged against secured loans	(702,952)	—	(1,227,412)	—	(1,930,364)
Secured loans	600,856	—	1,049,144	—	1,650,000
Stockholders' equity related to repurchase agreement debt	960,099	61,339	522,530	406,771	1,950,739
Debt-to-equity ratio (7)	9.5	13.2	3.5	4.0	6.7
Repurchase agreement debt-to-equity ratio (8)	9.9	13.2	3.1	4.0	7.0

(1)	Investments in non-Agency CMBS, commercial loans and unconsolidated joint ventures are included in commercial credit.

(2)	Investments in non-Agency RMBS, Single Family GSE CRT and a loan participation interest are included in residential credit.

(3)	Cash and cash equivalents are allocated based on a percentage of stockholders' equity for each asset class.

(4)	Derivative assets and liabilities are allocated based on the hedging strategy for each asset class.

(5)	Secured loans are allocated based on amount of collateral pledged.

(6)	Net stockholders' equity in unsecured assets includes commercial loans and investments in unconsolidated joint ventures.

(7)	Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total stockholders' equity.

(8)	Repurchase agreement debt-to-equity ratio is calculated as the ratio of repurchase agreements to stockholders' equity related to repurchase agreement debt.

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
We held cash, cash equivalents and restricted cash of $289.5 million at December 31, 2019 (2018: $135.6 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $343.4 million for the year ended December 31, 2019 (2018: $304.3 million; 2017: $290.6 million).

Our investing activities used net cash of $4.3 billion for the year ended December 31, 2019 (2018: provided net cash of $621.6 million; 2017: used net cash of $3.1 billion). During the year ended December 31, 2019, we used cash to purchase $9.2 billion of MBS and GSE CRT securities. Purchases were partially funded by principal payments from MBS and GSE CRT securities of $2.2 billion, proceeds from MBS and GSE CRT sales of $3.3 billion, and through investing and leveraging proceeds of common stock offerings.
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
Our financing activities provided net cash of $4.1 billion for the year ended December 31, 2019 (2018: used net cash of $879.2 million; 2017: provided net cash of $2.7 billion).
Our financing activities for the year ended December 31, 2019 primarily consisted of net principal repayments on our repurchase agreements of $3.9 million. We also raised proceeds of $509.1 million from the issuance of common stock and paid dividends of $271.2 million.
Our financing activities for the year ended December 31, 2018 primarily consisted of net principal repayments on our repurchase agreements of $478.3 million. We used cash of $143.4 million to extinguish our exchangeable senior notes that matured in March 2018. In addition, we paid dividends of $234.4 million and redeemed OP units of $21.8 million.
Our financing activities for the year ended December 31, 2017 was net proceeds from our repurchase agreements of $2.9 billion and net proceeds from issuance of Series C Preferred Stock of $278.2 million. We used cash of $262.1 million to extinguish a portion of our exchangeable senior notes maturing in 2018 and to pay dividends of $212.7 million.
As of December 31, 2019, our wholly-owned subsidiary, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. The FHLBI secured loans were collateralized by non-Agency CMBS and Agency RMBS with a fair value of $1.3 billion and $621.5 million, respectively. We repaid $300.0 million of secured loans from the FHLBI upon their maturity on February 11, 2020 through a combination of available cash and additional repurchase agreement borrowings.
As of December 31, 2019, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refered to as the “haircut”) under our repurchase agreements was 5.1% for Agency RMBS, 5.2% for Agency CMBS, 17.7% for non-Agency RMBS, 19.2% for GSE CRT, and 20.0% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts range from a low of 4% to a high of 20% for Agency RMBS, a low of 5% to a high of 10% for Agency CMBS, a low of 8% to a high of 35% for non-Agency RMBS, a low of 13% to a high of 30% for GSE CRT, and a low of 10% to a high of 40% for non-Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event would give some of our counterparties the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan or a secured loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities and secured loans, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
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
Contractual Obligations
We have entered into an agreement with our Manager under which our Manager is entitled to receive a management fee and the reimbursement of certain operating expenses incurred on our behalf. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV of this Report for additional information on how our management fee is calculated. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV of this Report for details of our reimbursements to our Manager.
As of December 31, 2019, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	17,532,303	17,532,303	—	—	—
Secured loans (1)	1,650,000	300,000	100,000	—	1,250,000
Interest expense on repurchase agreements (2)	80,932	80,932	—	—	—
Interest expense on secured loans (2)	141,272	27,276	48,944	48,725	16,327
Total contractual obligations (3)	19,404,507	17,940,511	148,944	48,725	1,266,327

(1)	We repaid $300.0 million of secured loans upon their maturity on February 11, 2020 through a combination of available cash and additional repurchase agreement borrowings.

(2)	Interest expense is calculated based on variable rates in effect at December 31, 2019.

(3)	Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments.

The above table does not include total commitments of approximately $99.6 million to fund the purchase of Agency CMBS TBA securities because these commitments are reported as an investment related payable in our condensed consolidated balance sheet as of December 31, 2019. These TBA purchases will be funded with a combination of stockholders' equity and debt, including paydowns of securities, proceeds from security sales and repurchase agreements.
Off-Balance Sheet Arrangements
We have committed to invest up to $125.2 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. As of December 31, 2019, $118.8 million of our commitment has been called. We are committed to fund $6.4 million in additional capital to fund future investments and to cover future expenses should they occur.
As of December 31, 2019, we have an unfunded commitment on our loan participation interest of $30.3 million.
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
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
As of December 31, 2019, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $146.6 million, or 5% of our stockholders’ equity. The following table summarizes our exposure to counterparties by geographic concentration as of December 31, 2019:

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	17	8,218,672	826,222
Europe (excluding United Kingdom)	7	2,609,955	354,215
Asia	5	3,096,025	202,027
United Kingdom	4	3,607,651	222,380
Total	33	17,532,303	1,604,844
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2019. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2019. Consequently, we believe we met the REIT income and asset test as of December 31, 2019. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2019. Therefore, as of December 31, 2019, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2019, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2019, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(4.12)%	(2.16)%
+0.50%	(1.41)%	(1.06)%
-0.50%	(0.57)%	0.45%
-1.00%	(1.49)%	0.90%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2019. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Given the low interest rates at December 31, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on securities purchased at a premium, and accretion of discount on our securities purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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
Foreign Exchange Rate Risk
We have an investment of €15.1 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report dated February 19, 2020, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to certain portions of this Item 10 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information about Director Nominees,” “Information about the Executive Officers of the Company,” “Corporate Governance,” “Information about the Board and its Committees,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2019 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2020 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the caption “Security Ownership of Principal Stockholders,” “Security Ownership of Management,” “Executive Compensation,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Information About Director Nominees,” “Related Person Transaction Policy,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 13 by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 81 - 129 of this Report.
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

3.3
Articles Supplementary classifying 1,500,000 shares of the Company's preferred stock as additional Series A Shares (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.4
Articles Supplementary of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on September 8, 2014.

3.5
Articles Supplementary classifying 1,500,000 shares of the Company's preferred stock as additional Series B Shares (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.6
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

3.7
Articles Supplementary classifying 4,000,000 shares of the Company's preferred stock as additional Series C Shares (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

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

4.6	Description of Invesco Mortgage Capital Inc. Securities

10.1
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

10.3
Second Amendment to Management Agreement, dated as of July 1, 2015, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015.

§ 10.4	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 7, 2019.

76

10.5
Equity Distribution Agreement, dated December 18, 2017, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 19, 2017

10.6
First Amendment to Equity Distribution Agreement, dated March 18, 2019, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019

10.7
Equity Distribution Agreement with respect to the Series A Shares, Series B Shares, and Series C Shares, dated March 19, 2019, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019

10.8
Third Amendment to Management Agreement, dated as of November 6, 2019, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019	121

78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Interest Income Recognition-Certain Mortgage-Backed Securities where the Company may not Recover Substantially all of their Initial Investment
As described in Note 2 to the consolidated financial statements, interest income on certain mortgage-backed securities (MBS) where the Company may not recover substantially all of their initial investment is based on estimated future cash flows. Interest income subject to these cash flow assumptions makes up a portion of total interest income of $778 million for the year ended December 31, 2019. These estimated future cash flows are utilized at the time of purchase in determining the effective interest rate. Over the life of the investments, management updates these estimated future cash flows to compute a revised yield based on the current amortized cost of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations.
The principal considerations for our determination that performing procedures relating to interest income recognition on certain MBS where the Company may not recover substantially all of their initial investment is a critical audit matter are (i) there was significant judgment by management to estimate the cash flows of these investments, which included significant assumptions related to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations). This in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures to evaluate the audit evidence obtained related to the cash flow estimates and related effective interest yields, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to interest income, including the updating of cash flows and related effective interest yields for these MBS where substantially all of their initial investment may not be recovered. These procedures also included, among others, testing the calculation of the effective interest yield for MBS where substantially all of their initial investment may not be recovered and testing of the classification of the investments to be categorized as such upon acquisition. For a sample of MBS securities where substantially all of their initial investment may not be recovered, professionals with specialized skill and knowledge were used to assist in developing an independent range of effective interest yields and comparison of management’s estimated yield to the independently developed ranges to evaluate the reasonableness of the estimate. Developing the independent yield involved testing the completeness, accuracy, and relevance of data provided by management and evaluating the reasonableness of management’s cash flows estimates, including assumptions related to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations).

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 19, 2020
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2019	December 31, 2018
$ in thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $21,132,742 and $17,082,825, respectively)	21,771,786	17,396,642
Cash and cash equivalents	172,507	135,617
Restricted cash	116,995	—
Due from counterparties	32,568	13,500
Investment related receivable	67,976	66,598
Derivative assets, at fair value	18,533	15,089
Other assets	166,180	186,059
Total assets	22,346,545	17,813,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	17,532,303	13,602,484
Secured loans	1,650,000	1,650,000
Derivative liabilities, at fair value	352	23,390
Dividends payable	74,841	49,578
Investment related payable	99,561	132,096
Accrued interest payable	43,998	37,620
Collateral held payable	170	18,083
Accounts payable and accrued expenses	1,560	1,694
Due to affiliate	11,861	11,863
Total liabilities	19,414,646	15,526,808
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 144,256,357 and 111,584,996 shares issued and outstanding, respectively	1,443	1,115
Additional paid in capital	2,892,652	2,383,532
Accumulated other comprehensive income	288,963	220,813
Retained earnings (distributions in excess of earnings)	(814,483)	(882,087)
Total stockholders’ equity	2,931,899	2,286,697
Total liabilities and stockholders' equity	22,346,545	17,813,505

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
$ in thousands except share data
Interest Income
Mortgage-backed and credit risk transfer securities	772,657	631,478	521,547
Commercial and other loans	5,710	11,538	23,508
Total interest income	778,367	643,016	545,055
Interest Expense
Repurchase agreements	430,697	301,794	163,881
Secured loans	41,623	35,453	19,370
Exchangeable senior notes	—	1,621	13,340
Total interest expense	472,320	338,868	196,591
Net interest income	306,047	304,148	348,464
Other income (loss)
Gain (loss) on investments, net	624,466	(327,700)	(19,704)
Equity in earnings (losses) of unconsolidated ventures	2,224	3,402	(1,327)
Gain (loss) on derivative instruments, net	(534,755)	(5,277)	18,155
Realized and unrealized credit derivative income (loss), net	8,343	(151)	51,648
Net loss on extinguishment of debt	—	(26)	(6,814)
Other investment income (loss), net	3,950	2,860	7,381
Total other income (loss)	104,228	(326,892)	49,339
Expenses
Management fee — related party	38,173	40,722	37,556
General and administrative	8,001	7,070	7,190
Total expenses	46,174	47,792	44,746
Net income (loss)	364,101	(70,536)	353,057
Net income (loss) attributable to non-controlling interest	—	254	4,450
Net income (loss) attributable to Invesco Mortgage Capital Inc.	364,101	(70,790)	348,607
Dividends to preferred stockholders	44,426	44,426	28,080
Net income (loss) attributable to common stockholders	319,675	(115,216)	320,527
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	2.42	(1.03)	2.87
Diluted	2.42	(1.03)	2.75
Weighted average number of shares of common stock:
Basic	132,305,568	111,637,035	111,610,393
Diluted	132,317,853	111,637,035	123,040,827

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018	2017
In thousands
Net income (loss)	364,101	(70,536)	353,057
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	83,965	(210,424)	(9,885)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	9,072	193,162	1,508
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(23,729)	(25,839)	(25,544)
Currency translation adjustments on investment in unconsolidated venture	(1,158)	(447)	863
Total other comprehensive income (loss)	68,150	(43,548)	(33,058)
Comprehensive income (loss)	432,251	(114,084)	319,999
Less: Comprehensive (income) loss attributable to non-controlling interest	—	979	(4,032)
Less: Dividends to preferred stockholders	(44,426)	(44,426)	(28,080)
Comprehensive income (loss) attributable to common stockholders	387,825	(157,531)	287,887

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

							Attributable to Common Stockholders
In thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	5,600,000	135,356	6,200,000	149,860	—	—	111,594,595	1,116	2,379,863	293,668	(718,303)	2,241,560	28,624	2,270,184
Net income (loss)	—	—	—	—	—	—	—	—	—	—	348,607	348,607	4,450	353,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(32,640)	—	(32,640)	(418)	(33,058)
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	11,500,000	278,108	—	—	—	—	—	278,108	—	278,108
Stock awards	—	—	—	—	—	—	29,564	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(181,931)	(181,931)	—	(181,931)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,323)	(2,323)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(27,707)	(27,707)	—	(27,707)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	541	—	—	541	7	548
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	3,952	1	—	3,953	(3,953)	—
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(70,790)	(70,790)	254	(70,536)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(42,315)	—	(42,315)	(1,233)	(43,548)
Repurchase of shares of common stock	—	—	—	—	—	—	(75,100)	(1)	(1,143)	—	—	(1,144)	—	(1,144)
Stock awards	—	—	—	—	—	—	35,937	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(187,537)	(187,537)	—	(187,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—			(1,796)	(1,796)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	561	—	—	561	9	570
Purchase of OP units from non-controlling interest	—	—	—	—	—	—	—	—	(798)	2,100	—	1,302	(23,066)	(21,764)
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	556	(1)	—	555	(555)	—
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697	—	2,286,697
Net income (loss)	—	—	—	—	—	—	—	—	—	—	364,101	364,101	—	364,101
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	68,150	—	68,150	—	68,150
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	32,640,260	328	508,598	—	—	508,926	—	508,926
Stock awards	—	—	—	—	—	—	31,101	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(252,071)	(252,071)	—	(252,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	522	—	—	522	—	522
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899	—	2,931,899
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	364,101	(70,536)	353,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	46,243	42,608	67,152
Realized and unrealized (gain) loss on derivative instruments, net	570,595	(14,738)	(95,231)
Realized and unrealized (gain) loss on credit derivatives, net	12,490	22,629	(28,305)
(Gain) loss on investments, net	(624,466)	327,700	19,704
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(490)	392	1,972
Other amortization	(23,207)	(25,184)	(23,888)
Net loss on extinguishment of debt	—	26	6,814
(Gain) loss on foreign currency transactions, net	—	1,038	(4,103)
Changes in operating assets and liabilities:
Increase in operating assets	(8,096)	(155)	(7,774)
Increase in operating liabilities	6,189	20,484	1,203
Net cash provided by operating activities	343,359	304,264	290,601
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(9,244,391)	(6,217,723)	(6,277,918)
Distributions from (contributions to) investments in unconsolidated ventures, net	1,346	1,121	6,220
Change in other assets	10,327	(51,017)	(3,457)
Principal payments from mortgage-backed and credit risk transfer securities	2,189,327	1,986,930	2,401,951
Proceeds from sale of mortgage-backed and credit risk transfer securities	3,311,884	4,749,807	625,540
Settlement (termination) of futures, forwards, swaps, and TBAs, net	(597,077)	(2,830)	67,838
Net change in due from counterparties and collateral held payable on derivative instruments	(3,174)	(3,994)	5,627
Principal payments from commercial loans held-for-investment	7,527	160,934	90,713
Origination and advances of commercial loans, net of origination fees	—	(1,677)	(4,799)
Net cash (used in) provided by investing activities	(4,324,231)	621,551	(3,088,285)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	509,075	—	—
Repurchase of common stock	—	(1,144)	—
Proceeds from issuance of preferred stock	—	—	278,226
Proceeds from repurchase agreements	131,624,461	136,573,821	146,886,038
Principal repayments of repurchase agreements	(127,694,642)	(137,052,138)	(143,964,490)
Extinguishment of exchangeable senior notes	—	(143,433)	(262,069)
Net change in due from counterparties and collateral held payable on repurchase agreements	(32,557)	—	—
Payments of deferred costs	(346)	(167)	(116)
Purchase of Operating Partnership units from non-controlling interest	—	(21,764)	—
Payments of dividends and distributions	(271,234)	(234,374)	(212,692)
Net cash provided by (used in) financing activities	4,134,757	(879,199)	2,724,897
Net change in cash, cash equivalents and restricted cash	153,885	46,616	(72,787)
Cash, cash equivalents, and restricted cash beginning of period	135,617	89,001	161,788
Cash, cash equivalents, and restricted cash end of period	289,502	135,617	89,001
Supplement Disclosure of Cash Flow Information
Interest paid	489,661	344,422	220,299
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	93,037	(17,262)	(8,377)
Dividends and distributions declared not paid	74,841	49,578	50,193
(Decrease) increase in unsettled to-be-announced (“TBA”) securities and related payable	(32,530)	132,087	—
Net change in investment related receivable (payable) excluding TBA securities	5,724	(2,999)	(25,948)
Net change in repurchase agreements, not settled	—	—	(1,416)
Change in foreign currency translation adjustment on other investments	1,158	447	(863)

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, “we”) is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities (“MBS”) and other mortgage-related assets. We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. Prior to November 30, 2018, a wholly-owned subsidiary of Invesco owned approximately 1.3% of the Operating Partnership. See Note 14 - “Non-Controlling Interest - Operating Partnership” for information regarding redemption of Operating Partnership Units (“OP Units”) previously held by Invesco.
We primarily invest in:

•
Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);

•
Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Freddie Mac (collectively “Agency CMBS”);

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
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986 commencing with our taxable year ended December 31, 2009. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits exclusion from the “Investment Company” definition under the Investment Company Act of 1940.
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

Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in other investment income (loss), net on the consolidated statements of operations. During the years ended December 31, 2018 and 2017 we incurred foreign currency losses of $930,000 and gains of $4.1 million, respectively, primarily related to the revaluation of a commercial loan investment denominated in Pound Sterling. This commercial loan was repaid by the borrower during 2018.
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
We generally hedge interest rate and foreign currency exposure with derivative financial instruments. Refer to Note 8 - “Derivatives and Hedging Activities” for further information.
Fair Value Measurements
We report our MBS and GSE CRTs and derivative assets and liabilities at fair value as determined by an independent pricing service. We generally obtain one price per instrument from our primary pricing service. If the primary pricing service cannot provide a price, we will seek a value from other pricing services.
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
The pricing service values interest rate swaps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts.
The pricing service values U.S. Treasury futures (“futures”), currency forward contracts and to-be-announced securities (“TBAs”) under the market approach through the use of quoted market prices available in an active market.
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
We also review daily price movements for interest rate swaps, futures, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
In addition, we perform due diligence procedures on all pricing services on at least an annual basis. A questionnaire is sent to pricing services which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each pricing service's office.
As described in Note 10 - “Fair Value of Financial Instruments,” we evaluate the source used to fair value our assets and liabilities and make a determination on its categorization within the fair value hierarchy. If the price of a security is obtained from quoted prices for identical instruments in active markets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices for similar instruments or model-derived valuations whose inputs are observable, the security is classified as a level 2 security. If the inputs appear to be unobservable, the security would be classified as a level 3 security. Transfers between levels, if any, are determined at the end of the reporting period.
Mortgage-Backed and Credit Risk Transfer Securities
We record our purchases of MBS and GSE CRTs on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Although we generally intend to hold most of our MBS and GSE CRTs until maturity, we may sell any of these securities prior to maturity as part of our overall management of our investment portfolio.
Approximately $17.4 billion (80% ) of our MBS and GSE CRTs are accounted for under the fair value option as of December 31, 2019 (December 31, 2018: $11.6 billion or 67%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016, GSE CRTs purchased on or after August 24, 2015 and all RMBS interest-only securities.
We classify the remaining balance of our MBS and GSE CRTs as available-for-sale ($4.4 billion or 20% as of December 31, 2019; $5.8 billion or 33% as of December 31, 2018). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
GSE CRTs purchased prior to August 24, 2015 are reported at fair value but are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, are recognized in accumulated other comprehensive income until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported in stockholders’ equity is recognized in income. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative are recognized in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. We elected the fair value option for GSE CRTs purchased on or after August 24, 2015 due to the complexities associated with bifurcation of GSE CRTs into a debt host contract and an embedded derivative.
Our interest income recognition policies for MBS and GSE CRTs are described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.
Other-Than-Temporary-Impairment
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
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2019, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
Restricted Cash
Restricted cash represents cash posted with the Federal Home Loan Bank of Indianapolis (“FHLBI”) as collateral for secured loans and cash posted with counterparties as collateral for various derivative instruments. Cash posted with counterparties as collateral is not available for general corporate purposes.
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
Dividends Payable
Dividends payable represent dividends declared at the balance sheet date which are payable to common stockholders and preferred stockholders.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of our common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as OP Units, exchangeable senior notes, and unvested restricted stock awards and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Share-Based Compensation
Under the terms of our 2009 Equity Incentive Plan (the “Incentive Plan”), our independent directors are eligible to receive quarterly stock awards as part of their compensation for serving as directors, In addition, we may compensate the officers and employees of our Manager and its affiliates under the Incentive Plan under the terms of our management agreement.
Share-based compensation arrangements may include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. Compensation related to stock awards is recognized in the consolidated financial statements based on the fair value of the equity or liability instruments issued on the date of grant.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with our common and preferred stock offerings are recorded as a reduction of additional paid-in-capital and preferred stock, respectively.
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
We evaluate the terms and conditions of our holdings of futures contracts, currency forward contracts and to-be-announced (“TBA”) securities to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
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
We have elected or applied to elect to treat two of our subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, TRSs may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. TRSs are subject to U.S. federal, state and local corporate income taxes. Our TRSs did not generate material taxable income for the years ended December 31, 2019, 2018 and 2017.
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
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. The Company elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to the approximately $4.4 billion of MBS and GSE CRT securities that we purchased prior to election of the fair value option and hold as of December 31, 2019. We are not required to record an allowance for credit losses on January 1, 2020 for our purchased credit deteriorated securities because all of our purchased credit deteriorated securities were in an unrealized gain position as of December 31, 2019.
We have one commercial loan as of December 31, 2019 that is carried at amortized cost. We will implement the new guidance for this loan on a modified retrospective basis by electing the fair value option. The implementation of the new guidance will not have a material impact on our financial statements.
Note 3 – Variable Interest Entities (“VIEs”)
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2019 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	3,823,474	3,823,474
Non-Agency RMBS	955,671	955,671
Investments in unconsolidated ventures	21,998	21,998
Total	4,801,143	4,801,143

Refer to Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities” and Note 5 - “Other Assets” for additional details regarding these investments.
Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
The following tables summarize our MBS and GSE CRT portfolio by asset type at December 31, 2019 and 2018.

December 31, 2019
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	280,426	1,666	282,092	10,322	292,414	3.34%
30 year fixed-rate	9,911,339	308,427	10,219,766	304,454	10,524,220	3.62%
Hybrid ARM*	55,024	602	55,626	1,267	56,893	3.46%
Total Agency RMBS pass-through	10,246,789	310,695	10,557,484	316,043	10,873,527	3.61%
Agency-CMO (2)	883,122	(467,840)	415,282	12,230	427,512	3.54%
Agency CMBS (3)	4,561,276	75,299	4,636,575	131,355	4,767,930	3.01%
Non-Agency CMBS (4)	4,464,525	(772,295)	3,692,230	131,244	3,823,474	5.16%
Non-Agency RMBS (5)(6)(7)	2,340,119	(1,487,603)	852,516	103,155	955,671	6.98%
GSE CRT (8)	858,244	19,945	878,189	45,483	923,672	2.78%
Total	23,354,075	(2,321,799)	21,032,276	739,510	21,771,786	3.85%
*Adjustable-rate mortgage (“ARM”)

(1)	Period-end weighted average yield is based on amortized cost as of December 31, 2019 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation (“Agency-CMO”) includes interest-only securities (“Agency IO”), which represent 56.3% of principal/notional balance, 6.4% of amortized cost and 6.4% of fair value.

(3)	Includes unsettled TBA securities with an amortized cost of approximately $99.3 million.

(4)	Non-Agency CMBS includes interest-only securities which represent of 13.1% principal/notional balance, 0.3% of amortized cost and 0.3% of fair value.

(5)
Non-Agency RMBS held by us is 37.0% variable rate, 57.7% fixed rate and 5.3% floating rate based on fair value. Coupon payments on variable instruments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based up a spread to a reference index.

(6)	Of the total discount in non-Agency RMBS, $120.2 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(7)	Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 56.2% of principal/notional balance, 1.9% of amortized cost and 1.3% of fair value.

(8)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2018
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	417,233	5,077	422,310	1,944	424,254	3.27%
30 year fixed-rate	9,599,301	298,693	9,897,994	(125,225)	9,772,769	3.55%
Hybrid ARM	653,586	13,775	667,361	(7,413)	659,948	2.79%
Total Agency RMBS pass-through	10,670,120	317,545	10,987,665	(130,694)	10,856,971	3.49%
Agency-CMO (2)	907,862	(631,180)	276,682	(8,991)	267,691	3.61%
Agency CMBS	973,122	15,058	988,180	14,330	1,002,510	3.54%
Non-Agency CMBS (3)	4,024,715	(727,307)	3,297,408	(10,949)	3,286,459	5.05%
Non-Agency RMBS (4)(5)(6)	2,800,335	(1,748,223)	1,052,112	111,570	1,163,682	7.24%
GSE CRT (7)	738,529	21,259	759,788	59,541	819,329	3.10%
Total	20,114,683	(2,752,848)	17,361,835	34,807	17,396,642	4.00%

(1)	Period-end weighted average yield based on amortized cost as of December 31, 2018 and incorporates future prepayment and loss assumptions.

(2)
Agency collateralized mortgage obligation (“Agency-CMO”) includes interest-only securities (“Agency IO”), which represent 73.6% of principal/notional balance, 13.5% of amortized cost and 12.4% of fair value.

(3)	Non-Agency CMBS includes interest-only securities which represent 15.0% of principal/notional balance, 0.4% of amortized cost and 0.5% of fair value.

(4)
Non-Agency RMBS held by us is 43.5% variable rate, 50.7% fixed rate and 5.8% floating rate based on fair value. Coupon payments on variable instruments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based up a spread to a reference index.

(5)	Of the total discount in non-Agency RMBS, $145.6 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.

(6)	Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 55.4% of principal/notional balance, 2.3% of amortized cost and 2.4% of fair value.

(7)
GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2019 and December 31, 2018. We have elected the fair value option for all of our RMBS IOs, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of December 31, 2019 and December 31, 2018, approximately 80% and 67%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	December 31, 2019			December 31, 2018
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	98,666	193,748	292,414	204,347	219,907	424,254
30 year fixed-rate	754,590	9,769,630	10,524,220	1,093,070	8,679,699	9,772,769
ARM			—	105,747	—	105,747
Hybrid ARM	31,522	25,371	56,893	521,199	33,002	554,201
Total Agency RMBS pass-through	884,778	9,988,749	10,873,527	1,924,363	8,932,608	10,856,971
Agency-CMO	146,733	280,779	427,512	168,385	99,306	267,691
Agency CMBS	—	4,767,930	4,767,930	—	1,002,510	1,002,510
Non-Agency CMBS	2,150,991	1,672,483	3,823,474	2,153,403	1,133,056	3,286,459
Non-Agency RMBS	715,479	240,192	955,671	961,445	202,237	1,163,682
GSE CRT	507,445	416,227	923,672	586,231	233,098	819,329
Total	4,405,426	17,366,360	21,771,786	5,793,827	11,602,815	17,396,642

The components of the carrying value of our MBS and GSE CRT portfolio at December 31, 2019 and 2018 are presented below.

	December 31, 2019			December 31, 2018
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	20,957,410	2,396,665	23,354,075	17,442,367	2,672,316	20,114,683
Unamortized premium	440,503	—	440,503	395,907	—	395,907
Unamortized discount	(419,983)	(2,342,319)	(2,762,302)	(549,988)	(2,598,767)	(3,148,755)
Gross unrealized gains (1)	807,324	4,782	812,106	238,579	7,448	246,027
Gross unrealized losses (1)	(66,064)	(6,532)	(72,596)	(204,664)	(6,556)	(211,220)
Fair value	21,719,190	52,596	21,771,786	17,322,201	74,441	17,396,642

(1)
Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2019 and 2018 is provided below within this Note 4.

The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2019 and 2018.

$ in thousands	December 31, 2019	December 31, 2018
Less than one year	268,536	110,020
Greater than one year and less than five years	7,836,620	3,508,100
Greater than or equal to five years	13,666,630	13,778,522
Total	21,771,786	17,396,642

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

December 31, 2019	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	957	(1)	2	362	(3)	4	1,319	(4)	6
30 year fixed-rate	255,649	(207)	3	34,009	(256)	5	289,658	(463)	8
Hybrid ARM	434	(2)	1	1,524	(46)	3	1,958	(48)	4
Total Agency RMBS pass-through (1)	257,040	(210)	6	35,895	(305)	12	292,935	(515)	18
Agency-CMO (2)	67,875	(1,194)	15	6,155	(1,513)	13	74,030	(2,707)	28
Agency CMBS (3)	1,743,800	(50,521)	58	—	—	—	1,743,800	(50,521)	58
Non-Agency CMBS (4)	203,129	(2,783)	19	101,021	(11,425)	7	304,150	(14,208)	26
Non-Agency RMBS (5)	26,283	(3,935)	14	12,199	(636)	2	38,482	(4,571)	16
GSE CRT (6)	77,044	(74)	4	—	—	—	77,044	(74)	4
Total	2,375,171	(58,717)	116	155,270	(13,879)	34	2,530,441	(72,596)	150

(1)	Includes Agency RMBS with a fair value of $271.3 million for which the fair value option has been elected. These securities have unrealized losses of $268,000.

(2)	Includes Agency IO with fair value of $11.1 million for which the fair value option has been elected. These Agency IO have unrealized losses of $2.3 million.

(3)	Fair value option has been elected for all Agency CMBS that are in an unrealized loss position.

(4)	Includes non-Agency CMBS with a fair value of $181.5 million for which the fair value option has been elected. These securities have unrealized losses of $2.8 million.

(5)
Includes non-Agency RMBS and non-Agency IO with a fair value of $17.6 million and $8.5 million, respectively, for which the fair value option has been elected. These securities have unrealized losses of $261,000 and $3.7 million, respectively.

(6)	Fair value option has been elected for all GSE CRT that are in an unrealized loss position.

December 31, 2018	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	86,241	(814)	50	16,660	(189)	22	102,901	(1,003)	72
30 year fixed-rate	3,966,347	(49,182)	158	2,846,090	(94,716)	95	6,812,437	(143,898)	253
Hybrid ARM	9,390	(87)	3	503,417	(9,175)	81	512,807	(9,262)	84
Total Agency RMBS pass-through (1)	4,061,978	(50,083)	211	3,366,167	(104,080)	198	7,428,145	(154,163)	409
Agency-CMO (2)	152,962	(6,315)	34	101,705	(5,100)	19	254,667	(11,415)	53
Non-Agency CMBS (3)	1,214,691	(17,778)	94	659,298	(25,381)	52	1,873,989	(43,159)	146
Non-Agency RMBS (4)	87,850	(1,152)	19	89,265	(1,138)	16	177,115	(2,290)	35
GSE CRT (5)	9,639	(193)	1	—	—	—	9,639	(193)	1
Total	5,527,120	(75,521)	359	4,216,435	(135,699)	285	9,743,555	(211,220)	644

(1)	Includes Agency RMBS with a fair value of $6.1 billion for which the fair value option has been elected. These securities have unrealized losses of $130.2 million.

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

(4)
Includes non-Agency RMBS and non-Agency IO with a fair value of $6.2 million and $3.7 million, respectively, for which the fair value option has been elected. These securities have unrealized losses of $79,000 and $269,000, respectively.

(5)	Fair value option has been elected for all GSE CRT that are in an unrealized loss position.
Gross unrealized losses on our Agency RMBS, Agency CMBS and CMO were $51.5 million at December 31, 2019 (December 31, 2018: $159.3 million). Due to the inherent credit quality of Agency RMBS, Agency CMBS and Agency CMO, we determined that at December 31, 2019, any unrealized losses on these securities are not other than temporary.
Gross unrealized losses on our Agency IO, non-Agency RMBS, GSE CRT and non-Agency CMBS were $21.1 million at December 31, 2019 (December 31, 2018: $51.9 million). We do not consider these unrealized losses to be credit related, but rather due to non-credit related factors such as interest rates, prepayment speeds and market fluctuations. These investment securities are included in our assessment for other-than-temporary-impairment (“OTTI”) on a quarterly basis.
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
The following table represents OTTI included in earnings for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands	2019	2018	2017
RMBS interest-only securities	6,707	7,761	11,208
Non-Agency RMBS (1)	1,024	85	754
Total	7,731	7,846	11,962

(1)	Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the consolidated statements of operations because we account for these securities under the fair value option. As of December 31, 2019, we did not intend to sell the securities and determined that it was not more likely than not that we will be required to sell the securities.

The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
$ in thousands	2019	2018	2017
Gross realized gains on sale of investments	24,721	774	2,208
Gross realized losses on sale of investments	(16,682)	(218,910)	(3,873)
Other-than-temporary impairment losses	(7,731)	(7,846)	(11,962)
Net unrealized gains (losses) on MBS accounted for under the fair value option	626,104	(95,327)	(21,368)
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	(1,946)	(6,370)	15,269
Net unrealized gains (losses on trading securities)	—	(21)	22
Total gain (loss) on investments, net	624,466	(327,700)	(19,704)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2019, 2018 and 2017. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2019
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	488,650	(76,676)	411,974
Agency CMBS	88,462	(4,712)	83,750
Non-Agency CMBS	163,326	15,347	178,673
Non-Agency RMBS	52,857	13,164	66,021
GSE CRT	37,032	(7,842)	29,190
Other	3,049	—	3,049
Total	833,376	(60,719)	772,657

For the Year ended December 31, 2018
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	441,757	(80,750)	361,007
Agency CMBS	10,546	(591)	9,955
Non-Agency CMBS	151,562	6,682	158,244
Non-Agency RMBS	55,116	19,968	75,084
GSE CRT	29,142	(3,071)	26,071
Other	1,117	—	1,117
Total	689,240	(57,762)	631,478

For the Year ended December 31, 2017
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	392,248	(107,702)	284,546
Non-Agency CMBS	131,005	(4,268)	126,737
Non-Agency RMBS	70,849	18,769	89,618
GSE CRT	22,164	(1,949)	20,215
Other	431	—	431
Total	616,697	(95,150)	521,547
Note 5 – Other Assets
The following table summarizes our other assets as of December 31, 2019 and 2018:

$ in thousands	December 31, 2019	December 31, 2018
FHLBI stock	74,250	74,250
Loan participation interest	44,654	54,981
Commercial loans, held-for-investment	24,055	31,582
Investments in unconsolidated ventures	21,998	24,012
Prepaid expenses and other assets	1,223	1,234
Total	166,180	186,059

IAS Services LLC, our wholly-owned captive insurance subsidiary, is required to purchase and hold FHLBI stock as a condition of membership in the FHLBI. The stock is recorded at cost.
In August 2018, we acquired a participation interest in a secured loan collateralized by mortgage servicing rights. The secured loan is due in August 2020 and is subject to a one year extension at the borrower's option. The participation interest bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 5.82% as of December 31, 2019 and 6.06% as of December 31, 2018. We elected to account for the investment using the fair value option. Refer to Note 15 - “Commitments and Contingencies” for additional details regarding our unfunded commitment on this loan participation interest.
As of December 31, 2019, our commercial loan portfolio consisted of one commercial loan that matures in February 2021. (2018: two commercial loans with a weighted average maturity of 1.7 years). The loans had a weighted average coupon rate of 10.19% as of December 31, 2019 and 10.69% as of December 31, 2018. The loans were not impaired, and we have not recorded an allowance for loan losses as of December 31, 2019 and December 31, 2018 based on our analysis of credit quality factors as described in Note 2 - “Summary of Significant Accounting Policies”.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 15 - “Commitments and Contingencies” for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements and secured loans. The following tables summarize certain characteristics of our borrowings at December 31, 2019 and 2018. Refer to Note 7 - “Collateral Positions” for collateral pledged and held under our repurchase agreements and secured loans.

$ in thousands	December 31, 2019
	Amount Outstanding	Period-end Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	9,666,964	1.95%	46
Agency CMBS	4,246,359	1.95%	43
Non-Agency CMBS	2,041,968	2.71%	14
Non-Agency RMBS	790,412	2.65%	16
GSE CRT	753,110	2.70%	13
Loan Participation Interest	33,490	3.22%	240
Total Repurchase Agreements	17,532,303	2.11%	39
Secured Loans	1,650,000	1.93%	1587
Total Borrowings	19,182,303	2.09%	172

$ in thousands	December 31, 2018
	Amount Outstanding	Period-end Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
Repurchase Agreements:
Agency RMBS	9,529,352	2.56%	36
Agency CMBS	810,450	2.53%	31
Non-Agency CMBS	1,616,473	3.56%	19
Non-Agency RMBS	923,959	3.60%	26
GSE CRT	681,014	3.48%	21
Loan Participation Interest	41,236	4.09%	605
Total Repurchase Agreements	13,602,484	2.80%	34
Secured Loans	1,650,000	2.68%	1952
Total Borrowings	15,252,484	2.79%	242

The following table shows the aggregate amount of maturities of our outstanding borrowings:

As of
$ in thousands	December 31, 2019
2020	17,832,303
2021	100,000
2022	—
2023	—
2024	—
2025	1,250,000
Total	19,182,303

Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate and generally have maturities ranging from one month to six months. Our repurchase agreement that is collateralized by a loan participation interest bears interest at a floating rate based on LIBOR plus a spread and matures in August 2020. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. Repurchase agreements are subject to certain financial covenants. We were in compliance with these covenants at December 31, 2019.
Our repurchase agreement collateral ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/ amount outstanding) was 109% as of December 31, 2019 (December 31, 2018: 111%).
Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, is a member of the FHLBI. As a member of the FHLBI, IAS Services LLC has borrowed funds from the FHLBI in the form of secured loans.
As of December 31, 2019, IAS Services LLC, had $1.65 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the year ended December 31, 2019, IAS Services LLC had weighted average borrowings of $1.65 billion with a weighted average borrowing rate of 2.52% and a weighted average maturity of 4.3 years.
The Federal Housing Finance Agency’s (“FHFA”) final rule governing Federal Home Loan Bank membership (the “FHFA Rule”) became effective on February 19, 2016. The FHFA Rule permits existing captive insurance companies, such as IAS Services LLC, to remain members until February 2021. New advances or renewals that mature after February 2021 are prohibited. The FHLBI has indicated it will honor the contractual maturity dates of existing advances to IAS Services LLC. The ability to maintain our existing advances from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI and FHFA rules. We were in compliance with all of the financial provisions of these agreements as of December 31, 2019.
As discussed in Note 5 - “Other Assets,” IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Exchangeable Senior Notes
During the year ended December 31, 2018, we retired $143.4 million of our Exchangeable Senior Notes (the "Notes") for a repurchase price of $143.4 million and realized a net loss on extinguishment of debt of $26,000. During the year ended December 31, 2017, we retired $256.6 million of the Notes for a repurchase price of $262.1 million and realized a net loss on extinguishment of debt of $6.8 million.
Note 7 – Collateral Positions
The following table summarizes the fair value of collateral that we have pledged under our repurchase agreements, secured loans, interest rate swaps, futures contracts and currency forward contracts as of December 31, 2019 and 2018. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. MBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared swaps, bilateral interest rate swaps and currency forward contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on repurchase agreements, futures contracts and TBA securities that are accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets. TBA securities that are recorded as mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $99.3 million and $131.8 million of these securities as of December 31, 2019 and 2018, respectively.
Cash collateral held on bilateral swaps and repurchase agreements that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2019 and 2018, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2019	December 31, 2018
Repurchase Agreements:
Agency RMBS	10,187,555	10,158,404
Agency CMBS	4,446,384	870,702
Non-Agency CMBS	2,549,841	2,016,202
Non-Agency RMBS	943,176	1,127,911
GSE CRT	918,117	819,328
Loan participation interest	44,654	54,981
Cash	32,568	—
Total repurchase agreements collateral pledged	19,122,295	15,047,528
Secured Loans:
Agency RMBS	621,471	702,952
Non-Agency CMBS	1,276,418	1,227,412
Restricted cash	600	—
Total secured loans collateral pledged	1,898,489	1,930,364
Interest Rate Swaps, Futures Contracts and Currency Forward Contracts:
Agency RMBS	189,780	159,914
Cash	—	13,500
Restricted cash	116,395	—
Total interest rate swaps, futures contracts and currency forward contracts collateral pledged	306,175	173,414
Total collateral pledged:
Mortgage-backed and credit risk transfer securities	21,132,742	17,082,825
Loan participation interest	44,654	54,981
Cash	32,568	13,500
Restricted cash	116,995	—
Total collateral pledged	21,326,959	17,151,306

Collateral Held	December 31, 2019	December 31, 2018
Repurchase Agreements:
Cash	10	—
Non-cash collateral	181	—
Total repurchase agreements collateral held	191	—
Interest Rate Swaps:
Cash	160	18,083
Total interest rate swap collateral held	160	18,083

Total collateral held:
Cash	170	18,083
Non-cash collateral	181	—
Total collateral held	351	18,083

Repurchase Agreements
Collateral pledged with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value. We would be required to provide additional collateral to meet margin calls if the value of pledged assets declined. We intend to maintain a level of liquidity that will enable us to meet margin calls.
Secured Loans
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with FHLBI and FHFA rules. Collateral pledged with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral to meet margin calls if the value of pledged assets declines.
Interest Rate Swaps
As of December 31, 2019, all of our interest rate swaps are centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Our FCM agreements include cross default provisions, and we were in compliance with all of the financial provisions of these agreements as of December 31, 2019.
Prior to December 31, 2019, we also had bilateral interest rate swaps that were governed by International Swaps and Derivatives Association agreements that provided for bilateral collateral pledging based on our counterparties' market value. The counterparties had the right to repledge the collateral posted, but had the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate swaps changed.
Futures Contracts
We are required to pledge initial margin and daily variation margin for our futures contracts that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash of securities. Daily variation margin for futures contracts is characterized as settlement of the futures contract itself rather than collateral and is recorded as gain(loss) on derivative instruments, net in our consolidated statements of operations. We had no futures contracts as of December 31, 2019.
Currency Forward Contracts
Our currency forward contract provides for bilateral collateral pledging based on market value as determined by our counterparty. Collateral pledged with our currency forward counterparty is segregated in our books and records and can be in the form of cash or securities. Our counterparty has the right to repledge the collateral posted, but has the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the currency forward contract changes.
Note 8 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, credit and foreign exchange rate risk primarily by managing the amount, sources, and duration of our investments, borrowings, and the use of derivative financial instruments. Specifically, we use derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates or foreign exchange rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

The following table summarizes changes in the notional amount of our derivative instruments during 2019:

$ in thousands	Notional Amount as of December 31, 2018	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2019
Interest Rate Swaps	12,370,000	26,950,000	(25,320,000)	14,000,000
Futures Contracts	1,689,900	3,625,800	(5,315,700)	—
Currency Forward Contracts	23,149	101,597	(101,635)	23,111
Credit Derivatives	526,912	—	(61,946)	464,966
Total	14,609,961	30,677,397	(30,799,281)	14,488,077

Refer to Note 7 - “Collateral Positions” for further information regarding our collateral pledged to and received from our interest rate swap counterparties.
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one month to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve making fixed-rate payments to counterparty in exchange for the receipt of variable-rate amounts over the life of the agreements without exchange of the underlying notional amount.
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $23.7 million as a decrease (2018: $25.8 million as a decrease; 2017: $25.5 million as a decrease) to interest expense for the year ended December 31, 2019. During the next 12 months, we estimate that $23.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2019, $75.9 million (2018: $99.6 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income.

As of December 31, 2019, we had interest rate swaps with the following maturities outstanding:

$ in thousands	As of December 31, 2019
Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,900,000	1.67%	1.84%	0.6
2021	2,500,000	1.40%	1.77%	1.3
2022	800,000	1.53%	1.91%	2.9
2023	2,400,000	1.44%	1.72%	3.9
2024	900,000	1.49%	1.76%	4.8
Thereafter	5,500,000	1.44%	1.78%	9.5
Total	14,000,000	1.47%	1.79%	5.2

$ in thousands	As of December 31, 2018
Maturities	Notional Amount (2)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2019	1,500,000	2.70%	2.47%	0.9
2020	1,500,000	2.78%	2.51%	1.7
2021	2,300,000	2.51%	2.58%	2.5
2022	2,550,000	2.13%	2.65%	3.4
2023	1,600,000	2.39%	2.47%	4.7
Thereafter	2,920,000	2.47%	2.55%	6.8
Total	12,370,000	2.46%	2.55%	3.7

(1)
Notional amount includes $10.7 billion of interest rate swaps that receive variable payments based on 1-month LIBOR and $3.3 billion of interest rate swaps that receive variable payments based on 3-month LIBOR as of December 31, 2019.

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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. As of December 31, 2019, we had $23.1 million (December 31, 2018: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. As of December 31, 2019 and 2018, terms of the GSE CRT embedded derivatives are:

$ in thousands	December 31, 2019	December 31, 2018
Fair value amount	10,281	22,771
Notional amount	464,966	526,912
Maximum potential amount of future undiscounted payments	464,966	526,912

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2019 and 2018.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2019	As of December 31, 2018		As of December 31, 2019	As of December 31, 2018
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	18,533	15,089	Interest Rate Swaps Liability	—	15,382
Currency Forward Contracts	—	—	Currency Forward Contracts	352	172
Futures Contracts	—	—	Futures Contracts	—	7,836
Total Derivative Assets	18,533	15,089	Total Derivative Liabilities	352	23,390

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	20,833	(12,490)	8,343

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	22,478	(22,629)	(151)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	23,343	28,305	51,648
The following tables summarize the effect of interest rate swaps, futures contracts, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Future Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Future Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)

$ in thousands	Year ended December 31, 2017
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	72,894	(77,076)	28,316	24,134
Currency Forward Contracts	(5,056)	—	(923)	(5,979)
Total	67,838	(77,076)	27,393	18,155

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2019 and December 31, 2018. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $18.5 million (December 31, 2018: derivative liability of $13.2 million) at December 31, 2019 related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2019

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Derivatives (2)	352	—	352	—	(320)	32
Repurchase Agreements (3)	17,532,303	—	17,532,303	(17,532,303)	—	—
Secured Loans (4)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	19,182,655	—	19,182,655	(19,182,303)	(320)	32

Offsetting of Derivative Assets
As of December 31, 2018

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives (3)(5)	15,089	—	15,089	(433)	(14,656)	—

Offsetting of Derivative Liabilities, Repurchase Agreements and Secured Loans
As of December 31, 2018

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Derivatives (2)	10,239	—	10,239	(2,058)	(7,836)	345
Repurchase Agreements (3)	13,602,484	—	13,602,484	(13,602,484)	—	—
Secured Loans (4)	1,650,000	—	1,650,000	(1,650,000)	—	—
Total	15,262,723	—	15,262,723	(15,254,542)	(7,836)	345

(1)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, secured loans and derivatives.

(2)
The fair value of securities pledged against our derivatives was $189.8 million at December 31, 2019 (December 31, 2018: $159.9 million), of which $189.8 million (December 31, 2018: $158.3 million) relates to initial margin pledged on centrally cleared interest rate swaps. Centrally cleared interest rate swaps are excluded from the tables above. Cash collateral received on our derivatives was $160,000 and $18.1 million at December 31, 2019 and December 31, 2018, respectively. Cash collateral pledged by us on our futures contracts and interest rate swaps was $116.4 million and $13.5 million at December 31, 2019 and December 31, 2018, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and therefore excluded from the tables above at December 31, 2019 and December 31, 2018, respectively.

(3)
The fair value of securities pledged against our borrowing under repurchase agreements was $19.1 billion and $15.0 billion at December 31, 2019 and December 31, 2018, respectively. We pledged cash collateral of $32.6 million and held cash collateral of $10,000 under repurchase agreements as of December 31, 2019.

(4)	The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion and $1.9 billion at December 31, 2019 and December 31, 2018, respectively.

(5)	Amounts represent derivatives in an asset position which could potentially be offset against derivatives in a liability position at December 31, 2018, subject to a netting arrangement.

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

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,761,505	10,281	—	21,771,786
Derivative assets	—	18,533	—	—	18,533
Other assets (4)	—	—	44,654	21,998	66,652
Total assets	—	21,780,038	54,935	21,998	21,856,971
Liabilities:
Derivative liabilities	—	352	—	—	352
Total liabilities	—	352	—	—	352

	December 31, 2018
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	17,373,871	22,771	—	17,396,642
Derivative assets	—	15,089	—	—	15,089
Other assets(4)	—	—	54,981	24,012	78,993
Total assets	—	17,388,960	77,752	24,012	17,490,724
Liabilities:
Derivative liabilities	7,836	15,554	—	—	23,390
Total liabilities	7,836	15,554	—	—	23,390

(1)	For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities.”

(2)
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of December 31, 2019, the net embedded derivative asset position of $10.3 million includes $19.5 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative asset position of $22.8 million includes $28.8 million of embedded derivatives in an asset position and $6.0 million of embedded derivatives in a liability position.

(3)
Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2019 and December 31, 2018, the weighted average remaining term of investments in unconsolidated ventures is 2.2 years and 2.6 years, respectively.

(4)
Includes $44.7 million and $55.0 million of a loan participation interest as of December 31, 2019 and December 31, 2018, respectively. The loan participation interest is transferable and bears interest at a variable rate based on LIBOR plus a spread and resets daily. As a result, the cost of the loan participation interest approximates its fair value.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2019	December 31, 2018
Beginning balance	22,771	45,400
Unrealized gains/(losses), net (1)	(12,490)	(22,629)
Ending balance	10,281	22,771

(1)
Included in realized and unrealized credit derivative income (loss), net in the consolidated statements of operations are $12.5 million in net unrealized losses and $22.6 million in net unrealized losses attributable to assets still held as of December 31, 2019 and December 31, 2018, respectively.

The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Year Ended
$ in thousands	December 31, 2019	December 31, 2018
Beginning balance	54,981	—
Purchases/Advances	7,962	54,981
Repayments	(18,289)	—
Ending balance	44,654	54,981

The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2019	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	10,281	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.2 years	2.9	years

	Fair Value at
$ in thousands	December 31, 2018	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	22,771	Market Comparables, Vendor Pricing	Weighted average life	2.9 - 5.9 years	4.3 years

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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Commercial loans, held-for-investment	24,055	24,397	31,582	31,826
FHLBI stock	74,250	74,250	74,250	74,250
Total	98,305	98,647	105,832	106,076
Financial Liabilities:
Repurchase agreements	17,532,303	17,534,344	13,602,484	13,602,050
Secured loans	1,650,000	1,650,000	1,650,000	1,650,000
Total	19,182,303	19,184,344	15,252,484	15,252,050

The following describes our methods for estimating the fair value for financial instruments not carried at fair value on the consolidated balance sheets.

•
The estimated fair value of commercial loans held-for-investment, included in “Other assets” on our consolidated balance sheets, is a Level 3 fair value measurement. Subsequent to the origination or purchase, commercial loan investments are valued on a monthly basis by an independent third party valuation agent using a discounted cash flow technique.

•
The estimated fair value of FHLBI stock, included in “Other assets” on our consolidated balance sheets, is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at par. As a result, the cost of the FHLBI stock approximates its fair value.

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

Note 11 – Related Party Transactions
We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), a wholly-owned subsidiary of Invesco Ltd. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it.
Our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2019, we reimbursed our Manager $888,000 (2018: $779,000; 2017: $801,000) for costs of support personnel that are fully dedicated to our business.
We have invested $154.0 million as of December 31, 2019 (2018: $131.9 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
Management Fee
Effective October 1, 2019, our management fee is equal to 1.50% of our stockholders' equity per annum. For purposes of calculating the management fee, stockholders' equity is calculated as average month-end stockholder's equity for the prior calendar quarter as determined in accordance with U.S. GAAP. Stockholders' equity may exclude one-time events due to changes in U.S. GAAP and certain non-cash items upon approval by a majority of our independent directors.

Prior to October 1, 2019, we paid our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee was calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity was equal to the sum of the net proceeds from all issuances of equity securities since inception including proceeds from the issuance of OP Units to an affiliate of our Manager, plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in then current or prior periods), less any amount paid to repurchase common stock since inception. Stockholders' equity excluded (i) any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that were not attributable to permanently impaired investments and that related to the investments for which market movement was accounted for in other comprehensive income; provided, however, that such adjustment did not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
$ in thousands	2019	2018	2017
Incurred costs, prepaid or expensed	7,343	6,483	5,997
Incurred costs, charged against equity as a cost of raising capital	950	230	299
Total incurred costs, originally paid by our Manager	8,293	6,713	6,296

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
As of July 27, 2017, we have the option to redeem shares of our Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of our Series B Preferred Stock after December 27, 2024 and shares of our Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.

In March 2019, we entered into an equity distribution agreement with a placement agent under which we may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). As of December 31, 2019, we have not sold any shares of preferred stock under the equity distribution agreement.
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
In March 2019, we amended our equity distribution agreement, dated December 18, 2017, with a placement agent under which we may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2019, we issued 2,540,260 shares of common stock under the equity distribution agreement for proceeds of $40.1 million, net of approximately $846,000 in commissions and fees.
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
Share Repurchase Program
During the year ended December 31, 2019, we did not repurchase any shares of our common stock. During the year ended December 31, 2018, we repurchased 75,100 shares of our common stock at a repurchase price of $15.23 per share for a net cost of $1.1 million as discussed above. As of December 31, 2019, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Share-Based Compensation
In May 2019, we amended our Incentive Plan to extend the term of the plan until 2029 and to reduce the number of shares of common stock available for issuance under the Incentive Plan to 200,000.
We recognized compensation expense of approximately $450,000 (2018: $424,000; 2017: $453,000) related to awards to our independent directors for the year ended December 31, 2019. During the year ended December 31, 2019, we issued 27,665 shares (2018: 27,697 shares; 2017: 25,006 shares) of common stock under the Incentive Plan to our independent directors. The awards vested immediately.
We recognized compensation expense of approximately $72,000 (2018: $129,000; 2017: $138,000) for the year ended December 31, 2019 related to restricted stock units awarded to employees of our Manager and its affiliates under our Incentive Plan. At December 31, 2019, there was approximately $131,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 15 months.

The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the year ended December 31, 2019.

	Year Ended December 31,
	2019
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	11,051	$14.55
Shares granted during the year	6,189	15.92
Shares vested during the year	(4,720)	14.48
Unvested at the end of the year	12,520	$15.25

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2019 and December 31, 2018, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	83,965	—	83,965
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,072	—	9,072
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(23,729)	(23,729)
Currency translation adjustments on investment in unconsolidated venture	(1,158)	—	—	(1,158)
Total other comprehensive income (loss), net	(1,158)	93,037	(23,729)	68,150

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income/(loss), net	(1,158)	93,037	(23,729)	68,150
AOCI balance at end of period	(645)	213,701	75,907	288,963

	December 31, 2018
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(210,424)	—	(210,424)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	193,162	—	193,162
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(25,839)	(25,839)
Currency translation adjustments on investment in unconsolidated venture	(447)	—	—	(447)
Total other comprehensive income (loss), net	(447)	(17,262)	(25,839)	(43,548)

AOCI balance at beginning of period	947	136,188	123,894	261,029
Total other comprehensive income/(loss), net	(447)	(17,262)	(25,839)	(43,548)
Other comprehensive income/(loss) attributable to non-controlling interest	6	927	300	1,233
Rebalancing of ownership percentage of non-controlling interest	—	(1)	—	(1)
Purchase of OP units from non-controlling interest	7	812	1,281	2,100
AOCI balance at end of period	513	120,664	99,636	220,813

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
We declared the following dividends during 2019 and 2018:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
December 16, 2019	0.4844	2,712	January 27, 2020
September 16, 2019	0.4844	2,713	October 25, 2019
June 17, 2019	0.4844	2,712	July 25, 2019
March 18, 2019	0.4844	2,713	April 25, 2019
2018
December 14, 2018	0.4844	2,713	January 25, 2019
September 14, 2018	0.4844	2,713	October 25, 2018
June 15, 2018	0.4844	2,712	July 25, 2018
March 15, 2018	0.4844	2,713	April 25, 2018

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
November 5, 2019	0.4844	3,003	December 27, 2019
August 1, 2019	0.4844	3,003	September 27, 2019
May 3, 2019	0.4844	3,004	June 27, 2019
February 14, 2019	0.4844	3,003	March 27, 2019
2018
November 6, 2018	0.4844	3,003	December 27, 2018
August 2, 2018	0.4844	3,003	September 27, 2018
May 2, 2018	0.4844	3,004	June 27, 2018
February 15, 2018	0.4844	3,003	March 27, 2018

	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2019
November 5, 2019	0.46875	5,391	December 27, 2019
August 1, 2019	0.46875	5,391	September 27, 2019
May 3, 2019	0.46875	5,390	June 27, 2019
February 14, 2019	0.46875	5,391	March 27, 2019
2018
November 6, 2018	0.46875	5,391	December 27, 2018
August 2, 2018	0.46875	5,391	September 27, 2018
May 2, 2018	0.46875	5,390	June 27, 2018
February 15, 2018	0.46875	5,391	March 27, 2018

Common Stock	Dividends Declared
	Per Share	In Aggregate	Date of Payment
2019
December 16, 2019	0.50	72,132	January 28, 2020
September 16, 2019	0.45	64,261	October 28, 2019
June 17, 2019	0.45	57,958	July 26, 2019
March 18, 2019	0.45	57,720	April 26, 2019
2018
December 14, 2018	0.42	46,866	January 28, 2019
September 14, 2018	0.42	46,895	October 26, 2018
June 15, 2018	0.42	46,890	July 26, 2018
March 15, 2018	0.42	46,887	April 26, 2018

The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2019 and 2018.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Return of Capital	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2019 (1)	1.937600	—	1.937600	—	—
Fiscal tax year 2018 (2)	1.937600	1.937600	—	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2019	1.937600	—	1.937600	—	—
Fiscal tax year 2018	1.937600	1.937600	—	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2019	1.875000	—	1.875000	—	—
Fiscal tax year 2018	1.875000	1.875000	—	—	—

Common Stock Dividends
Fiscal tax year 2019 (3)	1.850000	—	1.350000	—	0.500000
Fiscal tax year 2018 (4)	1.680000	1.378178	—	—	0.301822

(1)	Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2019 that has a record date of January 1, 2020. This dividend is a 2020 dividend for federal income tax purposes.

(2)	Excludes preferred stock dividend of $0.4844 per share declared on December 14, 2018 that had a record date of January 1, 2019. This dividend is a 2019 dividend for federal income tax purposes.

(3)	Our fourth quarter dividend declared on December 16, 2019 that has a record date of December 27, 2019 was paid on January 28, 2020. This dividend is a 2020 dividend for federal income tax purposes.

(4)
Our fourth quarter dividend declared on December 14, 2018 that had a record date of December 26, 2018 was paid on January 28, 2019. A portion of this dividend, $0.301822 per share, was a 2019 dividend for tax purposes and treated as a return of capital.

Note 13 – Earnings per Common Share
Earnings per share for the years ended December 31, 2019, 2018 and 2017 is computed as follows:

In thousands except per share amounts	Years Ended December 31,
	2019	2018	2017
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	319,675	(115,216)	320,527
Effect of dilutive securities:
Income allocated to exchangeable senior notes (1)	—	—	13,340
Income (loss) allocated to non-controlling interest (2)	—	—	4,450
Dilutive net income (loss) available to stockholders	319,675	(115,216)	338,317
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	132,306	111,637	111,610
Effect of dilutive securities:
Restricted stock awards	12	—	20
Non-controlling interest OP Units (2)	—	—	1,425
Exchangeable senior notes (1)	—	—	9,986
Dilutive Shares	132,318	111,637	123,041
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	2.42	(1.03)	2.87
Diluted	2.42	(1.03)	2.75

(1)	The Company repaid its exchangeable senior notes in March 2018.

(2)	The Company redeemed all OP Units of the non-controlling interest holder in November 2018 as discussed in Note 14 - "Non-Controlling Interest - Operating Partnership".

The following potential weighted average shares were excluded from diluted earnings per share for the year ended December 31, 2018 as the effect would be anti-dilutive: 14,404 for restricted stock awards, 1,184,373 for the exchangeable senior notes and 1,300,068 for non-controlling interest.

Note 14 – Non-controlling Interest – Operating Partnership
Through November 30, 2018, non-controlling interest represented the aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage was determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock (“Share” or “Shares”) or OP Units changed the percentage ownership of both the Unit Holders and the common stockholders. Since an OP unit was generally redeemable for cash or Shares at our option, it was deemed to be a Share equivalent. Therefore, such transactions were treated as capital transactions and resulted in a reallocation between stockholders’ equity and non-controlling interest in our consolidated balance sheets.
On November 30, 2018, we redeemed all of the OP Units held by the non-controlling interest holder for $21.8 million. The redemption price for the OP Units was equal to the market value of an equivalent number of shares of our registered common stock. The following table summarizes the effect of changes in our ownership interest in our Operating Partnership on our equity.

	Years ended December 31,
$ in thousands	2018	2017
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)	348,607
Transfers from non-controlling interest:
Decrease in additional paid-in capital due to purchase of OP units	(798)	—
Net transfers from non-controlling interest	(798)	—
Change from net income (loss) attributable to Invesco Mortgage Capital Inc. common stockholders and transfers (to) from non-controlling interest	(71,588)	348,607

Prior to redemption of the OP Units, income was allocated to the non-controlling interest based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the years ended December 31, 2018 and 2017.

	Years ended December 31,
$ in thousands	2018	2017
Net income (loss) allocated	254	4,450
Distributions paid	2,394	2,294

Note 15 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments as of December 31, 2019 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of December 31, 2019, our undrawn capital and purchase commitments were $6.5 million.
As discussed in Note 5 - “Other Assets”, we have funded our portion of a commitment in a loan participation. The remainder of our commitment under the agreement will be funded over the remaining term of the loan based upon the financing needs of the borrower. As of December 31, 2019, we have an unfunded commitment of $30.3 million.
We have entered into agreements with financial institutions to guarantee certain obligations of our subsidiaries. We would be required to perform under these guarantees in the event of certain defaults. We have not had prior claims or losses under these contracts and expect the risk of loss to be remote.

Note 16 – Summarized Quarterly Results of Operations (Unaudited)
The following is a presentation of selected unaudited results of operations for the quarters ended.

$ in thousands except share amounts	Q4 19	Q3 19	Q2 19	Q1 19	Q4 18	Q3 18	Q2 18	Q1 18
Interest Income
Mortgage-backed and credit risk transfer securities	191,490	194,938	200,737	185,492	174,511	160,416	147,548	149,003
Commercial and other loans	1,291	1,353	1,484	1,582	1,593	1,672	4,051	4,222
Total interest income	192,781	196,291	202,221	187,074	176,104	162,088	151,599	153,225
Interest Expense
Repurchase agreements	97,993	112,851	117,978	101,875	91,057	81,763	69,389	59,585
Secured loans	8,808	10,413	11,258	11,144	10,565	9,490	8,471	6,927
Exchangeable senior notes	—	—	—	—	—	—	—	1,621
Total interest expense	106,801	123,264	129,236	113,019	101,622	91,253	77,860	68,133
Net interest income	85,980	73,027	72,985	74,055	74,482	70,835	73,739	85,092
Other income (loss)
Gain (loss) on investments, net	(148,511)	202,413	302,182	268,382	76,957	(207,910)	(36,377)	(160,370)
Equity in earnings of unconsolidated ventures	427	403	702	692	624	1,084	798	896
Gain (loss) on derivative instruments, net	188,682	(177,244)	(344,733)	(201,460)	(293,485)	87,672	67,169	133,367
Realized and unrealized credit derivative income (loss), net	2,896	1	(2,438)	7,884	(9,026)	4,975	735	3,165
Net loss on extinguishment of debt	—	—	—	—	—	—	—	(26)
Other investment income (loss), net	909	1,005	1,007	1,029	850	1,068	(2,160)	3,102
Total other income (loss)	44,403	26,578	(43,280)	76,527	(224,080)	(113,111)	30,165	(19,866)
Expenses
Management fee – related party	10,529	8,740	9,370	9,534	10,294	10,105	10,102	10,221
General and administrative	1,882	1,862	1,999	2,258	2,116	1,673	1,525	1,756
Total expenses	12,411	10,602	11,369	11,792	12,410	11,778	11,627	11,977
Net income (loss)	117,972	89,003	18,336	138,790	(162,008)	(54,054)	92,277	53,249
Net income (loss) attributable to non-controlling interest	—	—	—	—	(899)	(681)	1,163	671
Net income (loss) attributable to Invesco Mortgage Capital Inc.	117,972	89,003	18,336	138,790	(161,109)	(53,373)	91,114	52,578
Dividends to preferred stockholders	11,106	11,107	11,106	11,107	11,106	11,107	11,106	11,107
Net income (loss) attributable to common stockholders	106,866	77,896	7,230	127,683	(172,215)	(64,480)	80,008	41,471
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.75	0.57	0.06	1.05	(1.54)	(0.58)	0.72	0.37
Diluted	0.75	0.57	0.06	1.05	(1.54)	(0.58)	0.72	0.37

Note 17 – Subsequent Events
Common Stock
On February 6, 2020, we completed a public offering of 20,700,000 shares of common stock at the price of $16.78 per share. Total net proceeds were approximately $347.0 million after deducting estimated offering costs.
Secured Loans
We repaid $300.0 million of secured loans from the FHLBI upon their maturity on February 11, 2020 through a combination of available cash and additional repurchase agreement borrowings.
Dividends
We declared the following dividends on our Series B and Series C Preferred Stock on February 18, 2020 to our stockholders of record as of March 5, 2020: a Series B Preferred Stock dividend of $0.4844 per share payable on March 27, 2020 and a Series C Preferred Stock dividend of $0.46875 per share payable on March 27, 2020.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2019

$ in thousands
Asset Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan	Hotel	TX	L+8.50%	2/28/2021	I	—	24,055	24,055		—
							24,055	24,055	(2)	—

(1) Interest (“I”) only until stated maturity of the loan.
(2) The aggregate cost for federal income tax purposes is $24.1 million.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2019	2018		2017
Beginning balance							31,582	191,808		273,355
Additions:
Originations and purchases of new loans							—	1,677		4,799
Amortization of commercial loan origination fees and premium (discount)							—	91		337
Deductions:
Collection of principal							7,527	160,934		90,713
Loss on foreign currency revaluation							—	1,060		(4,030)
Ending balance							24,055	31,582		191,808

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 19, 2020
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 19, 2020
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 19, 2020
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 19, 2020
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 19, 2020
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 19, 2020
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 19, 2020
James R. Lientz, Jr.

By:	/s/ Dennis P. Lockhart	Director	February 19, 2020
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 19, 2020
Gregory G. McGreevey

By:	/s/ Loren M. Starr	Director	February 19, 2020
Loren M. Starr

