Form 10-Q
period 2020-03-31
Invesco Mortgage Capital Inc.
filed 2020-06-22
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 31, 2020, there were 164,966,357 outstanding shares of common stock of Invesco Mortgage Capital Inc.

Explanatory Note
As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020, filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) was delayed due to disruptions in the Company’s day-to-day activities caused by the ongoing COVID-19 pandemic. The original filing deadline for this Quarterly Report was May 11, 2020. The COVID-19 pandemic caused the Company’s support personnel to work from home and resulted in delays in receiving information from the Company's custodian and various counterparties and clearing certain sales trades between the Company and third parties. The Company is relying on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934, as amended (Release Nos. 34-88318 and 34-88465), to file this Quarterly Report within the 45-day time frame provided by the extension, on or before June 25, 2020.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.  FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	March 31, 2020	December 31, 2019
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $7,485,083 and $21,132,742 respectively)	8,044,808	21,771,786
Cash and cash equivalents	143,291	172,507
Restricted cash	221,688	116,995
Due from counterparties	394,424	32,568
Investment related receivable (including pledged securities of $534,524 as of March 31, 2020)	832,043	67,976
Derivative assets, at fair value	—	18,533
Other assets (including pledged security of $21,577 and $44,654, respectively)	140,993	166,180
Total assets	9,777,247	22,346,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	6,287,746	17,532,303
Secured loans	1,350,000	1,650,000
Derivative liabilities, at fair value	302	352
Dividends payable	93,590	74,841
Investment related payable	560,807	99,561
Accrued interest payable	8,679	43,998
Collateral held payable	50,135	170
Accounts payable and accrued expenses	2,539	1,560
Due to affiliate	13,068	11,861
Total liabilities	8,366,866	19,414,646
Commitments and contingencies (See Note 14):
Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 164,966,357 and 144,256,357 shares issued and outstanding, respectively	1,650	1,443
Additional paid in capital	3,239,602	2,892,652
Accumulated other comprehensive income	129,728	288,963
Retained earnings (distributions in excess of earnings)	(2,523,923)	(814,483)
Total stockholders’ equity	1,410,381	2,931,899
Total liabilities and stockholders' equity	9,777,247	22,346,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	185,536	185,492
Commercial and other loans	1,163	1,582
Total interest income	186,699	187,074
Interest Expense
Repurchase agreements	79,042	101,875
Secured loans	6,646	11,144
Total interest expense	85,688	113,019
Net interest income	101,011	74,055
Other Income (loss)
Gain (loss) on investments, net	(755,483)	268,382
Equity in earnings (losses) of unconsolidated ventures	170	692
Gain (loss) on derivative instruments, net	(910,779)	(201,460)
Realized and unrealized credit derivative income (loss), net	(33,052)	7,884
Net loss on extinguishment of debt	(4,806)	—
Other investment income (loss), net	803	1,029
Total other income (loss)	(1,703,147)	76,527
Expenses
Management fee – related party	10,953	9,534
General and administrative	3,103	2,258
Total expenses	14,056	11,792
Net income (loss)	(1,616,192)	138,790
Dividends to preferred stockholders	11,107	11,107
Net income (loss) attributable to common stockholders	(1,627,299)	127,683
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(10.38)	1.05
Diluted	(10.38)	1.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2020	2019
Net income (loss)	(1,616,192)	138,790
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(186,605)	52,349
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	36,957	10,147
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(10,067)	(5,851)
Currency translation adjustments on investment in unconsolidated venture	480	(276)
Total other comprehensive income (loss)	(159,235)	56,369
Comprehensive income (loss)	(1,775,427)	195,159
Less: Dividends to preferred stockholders	(11,107)	(11,107)
Comprehensive income (loss) attributable to common stockholders	(1,786,534)	184,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020 and 2019
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,616,192)	(1,616,192)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(159,235)	—	(159,235)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	20,700,000	207	346,819	—	—	347,026
Stock awards	—	—	—	—	—	—	10,000	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(82,483)	(82,483)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	131	—	—	131
Balance at March 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	164,966,357	1,650	3,239,602	129,728	(2,523,923)	1,410,381

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697
Net income	—	—	—	—	—	—	—	—	—	—	138,790	138,790
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	56,369	—	56,369
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	16,672,000	167	258,386	—	—	258,553
Stock awards	—	—	—	—	—	—	10,501	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(57,720)	(57,720)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	132	—	—	132
Balance at March 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	128,267,497	1,282	2,642,050	277,182	(812,124)	2,671,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2020	2019
Cash Flows from Operating Activities
Net income (loss)	(1,616,192)	138,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	10,658	3,185
Realized and unrealized (gain) loss on derivative instruments, net	922,703	205,969
Realized and unrealized (gain) loss on credit derivatives, net	37,770	(2,534)
(Gain) loss on investments, net	755,483	(268,382)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	222	(692)
Other amortization	(9,936)	(5,719)
Net loss on extinguishment of debt	4,806	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	37,955	(10,015)
Increase (decrease) in operating liabilities	(33,431)	7,758
Net cash provided by operating activities	110,038	68,360
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(4,444,744)	(4,340,536)
(Contributions to) distributions from investments in unconsolidated ventures, net	1,168	299
Change in other assets	19,269	1,154
Principal payments from mortgage-backed and credit risk transfer securities	636,498	300,222
Proceeds from sale of mortgage-backed and credit risk transfer securities	16,238,252	734,834
Proceeds from sale of credit derivatives	2,283	—
Settlement (termination) of futures, currency forwards and interest rate swaps, net	(904,220)	(232,387)
Net change in due from counterparties and collateral held payable on derivative instruments	4,849	(14,060)
Principal payments from commercial loans held-for-investment	136	7,128
Net cash provided by (used in) investing activities	11,553,491	(3,543,346)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	347,299	258,966
Principal repayments of secured loans	(300,000)	—
Proceeds from repurchase agreements	44,017,958	28,316,732
Principal repayments of repurchase agreements	(55,266,696)	(25,094,829)
Net change in due from counterparties and collateral held payable on repurchase agreements	(311,732)	—
Payments of deferred costs	(40)	(21)
Payments of dividends	(74,841)	(57,972)
Net cash provided by (used in) financing activities	(11,588,052)	3,422,876
Net change in cash, cash equivalents and restricted cash	75,477	(52,110)
Cash, cash equivalents and restricted cash, beginning of period	289,502	135,617
Cash, cash equivalents and restricted cash, end of period	364,979	83,507
Supplement Disclosure of Cash Flow Information
Interest paid	131,074	109,392
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(149,648)	62,496
Dividends declared not paid	93,590	60,433
Increase in Agency CMBS purchase commitments	410,654	90,291
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	(760,217)	(4,959)
Offering costs not paid	(273)	(413)
Net change in repurchase agreements, not settled	(625)	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company" or "we") is a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and other mortgage-related assets. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm. We conduct our business through IAS Operating Partnership LP (the "Operating Partnership") and have one operating segment.
We have historically invested in:
•Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae"), or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");
•Commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively "Agency CMBS");
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");
•CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");
•Residential and commercial mortgage loans; and
•Other real estate-related financing agreements.
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
During the three months ended March 31, 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic that resulted in a material adverse change in our financial condition. We recorded a $1.6 billion net loss attributable to stockholders and our stockholders' equity declined from $2.9 billion as of December 31, 2019 to $1.4 billion as of March 31, 2020.
Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties in the latter half of March 2020. We were unable to meet margin calls as of March 23, 2020 and were not in compliance with the terms of our various borrowings arrangements as of March 31, 2020 as described in Note 7 - "Borrowings". To generate liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $16.2 billion and repaid $11.2 billion of our repurchase agreements during the quarter ended March 31, 2020. Our investment portfolio decreased from $21.9 billion as of December 31, 2019 to $8.1 billion as of March 31, 2020 primarily due to these asset sales. We also terminated our entire interest rate swap portfolio as our exposure to interest rate risk decreased as we sold Agency assets.
We have continued to focus on generating liquidity and reducing leverage in the second quarter of 2020. Between April 1, 2020 and May 31, 2020, we sold additional MBS and GSE CRTs with a fair value of $6.2 billion at March 31, 2020 for cash proceeds of $5.9 billion and our loan participation interest for cash proceeds of $21.6 million. Our investment portfolio decreased from $8.1 billion as of March 31, 2020 to approximately $1.6 billion, excluding cash and Agency CMBS purchase commitments, as of May 31, 2020 primarily due to these asset sales. We repaid all of our repurchase agreements and $512.5 million of Federal Home Loan Bank of Indianapolis "FHLBI" secured loans with proceeds from these asset sales and the return of cash margin previously pledged on our repurchase agreements. As of the filing date of this Quarterly Report, the balance of our secured loans is $837.5 million. For further details of events between March 31, 2020 and the filing date of this Quarterly Report see Note 15 - "Subsequent Events".

While the Federal Reserve has taken a number of proactive measures to bolster liquidity in the second quarter of 2020, we expect market conditions for the mortgage REIT industry to continue to be challenging due to the uncertainty around the duration and ultimate impact of the COVID-19 pandemic. The COVID-19 pandemic caused our support personnel to transition to a remote workforce beginning in March 2020 and resulted in delays in receiving information from our custodian and various counterparties and clearing certain sales trades. In turn, this delayed the filing of this Quarterly Report. Our Manager has provided our investment team and support personnel with access to all systems necessary to fulfill their responsibilities and are in constant communication with one another and our external professional advisors.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income recognition on mortgage-backed and credit risk transfer securities and allowances for credit losses. Actual results may differ from those estimates.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019 other than as discussed below.
Mortgage-Backed and Credit Risk Transfer Securities
Allowances for Credit Losses on Available-For-Sale Securities
We are not required to measure expected credit losses for situations in which historic credit loss information, adjusted for current conditions and reasonable and supportable forecasts, results in an expectation that nonpayment of the amortized cost basis is zero. We consider our Agency portfolio to have zero loss expectation because (i) there have been no historical credit losses, (ii) full and timely payment of principal and interest is guaranteed by the GSEs and (iii) the yields, while not risk free, generally trade based on prepayment and liquidity risk as opposed to credit risk. Our available-for-sale GSE CRTs are hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. The embedded credit derivative is carried at fair value with changes in fair value recorded in earnings.
For non-Agency RMBS and non-Agency CMBS, we use a discounted cash flow method to estimate and recognize an allowance for credit losses. We calculate the allowance for credit losses as the difference between prepayment adjusted contractual cash flows without credit losses and expected cash flows discounted at the effective interest rate used to recognize interest income on the investment. In developing an expectation of credit losses, we use internal models that analyze the loans underlying each investment and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. We place reliance on these internal models in determining credit quality.
We record an allowance for credit losses as a contra-asset on the condensed consolidated balance sheets and a provision for credit losses in the condensed consolidated statements of operations. Credit losses are accreted into earnings over time at the effective interest rate used to recognize interest income. Subsequent favorable or adverse changes in the amount of expected credit losses are recognized immediately in earnings. If the allowance for credit losses has been reduced to zero,we reflect the remaining favorable changes as a prospective adjustment to the effective interest rate of the investment. The allowance for credit losses is limited to the amount by which the investment’s amortized cost exceeds fair value. When the allowance for credit losses is limited, the effective interest rate used to recognize interest income and accrete credit losses is prospectively adjusted. We do not record an allowance for credit losses when an investment’s fair value exceeds its amortized cost. Recoveries of amounts previously written off relating to improvements in cash flows are recognized in earnings when received.

We record provisions for credit losses, reductions in provisions for credit losses, accretion of credit losses, and recoveries of amounts previously written off within gain (loss) on investments, net in our condensed consolidated statements of operations.
When we determine that we intend to sell, or more likely than not will be required to sell, an available-for-sale security in an unrealized loss position before we recover its amortized cost, we write off any allowance for credit losses and write down the investment’s amortized cost to its fair value. We record the write off of the allowance for credit losses and write down of the available-for-sale security within gain (loss) on investments, net in our condensed consolidated statements of operations.
We present accrued interest receivable separately from our investment portfolio on our condensed consolidated balance sheets. We do not estimate an allowance for credit losses on accrued interest receivable because we write off accrued interest receivable as a reduction to interest income if it is not received when due.
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal or notional balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment. In situations where an allowance for credit losses is limited by the fair value of the investment, we compute the yield as the rate that equates expected future cash flows to the current fair value of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities. For non-Agency RMBS not of high credit quality, when actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security, unless those changes relate to credit losses that will be reflected in an allowance for credit losses, and the security's yield is revised prospectively.
For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Fair Value Measurements
As of January 1, 2020, we report our commercial loan at fair value as determined by an independent pricing service. The pricing service values the loan using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring mezzanine loans in the secondary market and a comparison of current market and collateral conditions to those present at origination. We discontinued reporting our commercial loan at amortized cost because we elected the fair value option for this loan in connection with our adoption of the new guidance for reporting credit losses discussed below.
Accounting Pronouncements Recently Adopted
On January 1, 2020, we adopted the accounting guidance that changes how entities report credit losses for assets measured at amortized cost and available-for-sale securities. The new guidance significantly changes how entities measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost and requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as they previously did under the other-than-temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans and requires that entities record an adjustment to retained earnings on January 1, 2020 for the cumulative effect of adopting the new guidance. We were not required to record a cumulative effect adjustment to retained earnings because all of our purchased credit-impaired securities were in an unrealized gain position as of the implementation date.
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. We elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to those securities we purchased prior to election of the fair value option and held on January 1, 2020. For further information on the composition of our investment portfolio see Note 4 - "Mortgage Backed and Credit Risk Transfer Securities". During the three months ended March 31, 2020, we recorded $78.8 million of impairment on non-Agency securities that we intend to sell or more likely than not will be required to sell before we recover the amortized cost basis of the security. We recorded the impairment within gain (loss) on investments, net in our condensed consolidated statements of operations. As of March 31, 2020, we have not recorded a credit loss allowance on any of our securities.
We had one commercial loan as of December 31, 2019 that was measured at amortized cost. We implemented the new guidance for this loan by electing the fair value option and recording a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recognized $1.7 million of unrealized losses on our commercial loan in our condensed consolidated statement of operations during the three months ended March 31, 2020.
Accounting Pronouncements Recently Issued
In March 2020, new accounting guidance was issued for evaluating the effects of reference rate reform on financial reporting. The new guidance provides temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference London Interbank Overnight Financing Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. The guidance may be adopted on or after March 12, 2020 and is only effective for the period from March 12, 2020 through December 31, 2022. We have not yet adopted this guidance and are currently evaluating what impact the guidance will have on our consolidated financial statements.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2020 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	2,869,051	2,869,051
Non-Agency RMBS	568,081	568,081
Investments in unconsolidated ventures	21,088	21,088
Total	3,458,220	3,458,220
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 5 - "Other Assets" for additional details regarding these investments.

Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
As discussed in Note 1 - "Organization and Business Operations", we sold MBS and GSE CRTs for cash proceeds of $16.2 billion during the three months ended March 31, 2020 to generate liquidity and reduce leverage given unprecedented market conditions as a result of the global COVID-19 pandemic. Between April 1, 2020 and May 31, 2020, we sold additional MBS and GSE CRTs with a fair value of $6.2 billion as of March 31, 2020 as discussed in Note 15 - "Subsequent Events".
The following tables summarize our MBS and GSE CRT portfolio by asset type as of March 31, 2020 and December 31, 2019.

March 31, 2020
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	67,123	767	67,890	3,276	71,166	3.29%
30 year fixed-rate	1,318,576	45,032	1,363,608	57,554	1,421,162	3.39%
Hybrid ARM*	2,557	—	2,557	115	2,672	3.28%
Total Agency RMBS pass-through	1,388,256	45,799	1,434,055	60,945	1,495,000	3.39%
Agency-CMO (2)	532,411	(247,963)	284,448	16,087	300,535	3.29%
Agency CMBS(3)	2,070,199	32,398	2,102,597	175,430	2,278,027	2.90%
Non-Agency CMBS (4)	3,889,234	(795,998)	3,093,236	(224,185)	2,869,051	6.13%
Non-Agency RMBS (5)(6)(7)	1,892,459	(1,340,469)	551,990	16,091	568,081	7.06%
GSE CRT (8)	682,183	13,360	695,543	(161,429)	534,114	3.25%
Total	10,454,742	(2,292,873)	8,161,869	(117,061)	8,044,808	4.53%
* Adjustable-rate mortgage ("ARM")
(1)Period-end weighted average yield is based on amortized cost as of March 31, 2020 and incorporates future prepayment and loss assumptions.
(2)Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 49.5% of principal/notional balance, 4.9% of amortized cost and 4.9% of fair value.
(3)Includes Agency CMBS purchase commitments with a fair value of approximately $507.2 million.
(4)Non-Agency CMBS includes interest-only securities which represent 14.9% of principal/notional balance, 0.3% of amortized cost and 0.4% of fair value.
(5)Non-Agency RMBS is 61.9% fixed rate, 34.8% variable rate, and 3.3% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(6)Of the total discount in non-Agency RMBS, $72.6 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(7)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 65.6% of principal/notional balance, 2.7% of amortized cost and 1.0% of fair value.
(8)GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

December 31, 2019
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	280,426	1,666	282,092	10,322	292,414	3.34%
30 year fixed-rate	9,911,339	308,427	10,219,766	304,454	10,524,220	3.62%
Hybrid ARM	55,024	602	55,626	1,267	56,893	3.46%
Total Agency RMBS pass-through	10,246,789	310,695	10,557,484	316,043	10,873,527	3.61%
Agency-CMO (2)	883,122	(467,840)	415,282	12,230	427,512	3.54%
Agency CMBS (3)	4,561,276	75,299	4,636,575	131,355	4,767,930	3.01%
Non-Agency CMBS (4)	4,464,525	(772,295)	3,692,230	131,244	3,823,474	5.16%
Non-Agency RMBS (5)(6)(7)	2,340,119	(1,487,603)	852,516	103,155	955,671	6.98%
GSE CRT (8)	858,244	19,945	878,189	45,483	923,672	2.78%
Total	23,354,075	(2,321,799)	21,032,276	739,510	21,771,786	3.85%

(1)Period-end weighted average yield is based on amortized cost as of December 31, 2019 and incorporates future prepayment and loss assumptions.
(2)Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 56.3% of principal (notional) balance, 6.4% of amortized cost and 6.4% of fair value.
(3)Includes Agency CMBS purchase commitments with a fair value of approximately $96.2 million .
(4)Non-Agency CMBS includes interest-only securities which represent 13.1% of principal/notional balance, 0.3% of amortized cost and 0.3% of fair value.
(5)Non-Agency RMBS is 37.0% variable rate, 57.7% fixed rate, and 5.3% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(6)Of the total discount in non-Agency RMBS, $120.2 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(7)Non-Agency RMBS includes interest-only securities, which represent 56.2% of principal/notional balance, 1.9% of amortized cost and 1.3% of fair value.
(8)GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2020 and December 31, 2019. We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of March 31, 2020 and December 31, 2019, approximately 65% and 80%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option.

	March 31, 2020			December 31, 2019
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	23,652	47,514	71,166	98,666	193,748	292,414
30 year fixed-rate	237,581	1,183,581	1,421,162	754,590	9,769,630	10,524,220
Hybrid ARM	2,672	—	2,672	31,522	25,371	56,893
Total RMBS Agency pass-through	263,905	1,231,095	1,495,000	884,778	9,988,749	10,873,527
Agency-CMO	144,405	156,130	300,535	146,733	280,779	427,512
Agency CMBS	—	2,278,027	2,278,027	—	4,767,930	4,767,930
Non-Agency CMBS	1,765,868	1,103,183	2,869,051	2,150,991	1,672,483	3,823,474
Non-Agency RMBS	368,663	199,418	568,081	715,479	240,192	955,671
GSE CRT	238,654	295,460	534,114	507,445	416,227	923,672
Total	2,781,495	5,263,313	8,044,808	4,405,426	17,366,360	21,771,786

The components of the carrying value of our MBS and GSE CRT portfolio at March 31, 2020 and December 31, 2019 are presented below.

	March 31, 2020
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	8,369,799	2,084,943	10,454,742
Unamortized premium	108,948	—	108,948
Unamortized discount	(356,152)	(2,045,669)	(2,401,821)
Gross unrealized gains (1)	291,151	3,144	294,295
Gross unrealized losses (1)	(401,179)	(10,177)	(411,356)
Fair value	8,012,567	32,241	8,044,808

	December 31, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	20,957,410	2,396,665	23,354,075
Unamortized premium	440,503	—	440,503
Unamortized discount	(419,983)	(2,342,319)	(2,762,302)
Gross unrealized gains (1)	807,324	4,782	812,106
Gross unrealized losses (1)	(66,064)	(6,532)	(72,596)
Fair value	21,719,190	52,596	21,771,786
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2020 and 2019 is provided below within this Note 4.
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of March 31, 2020 and December 31, 2019.

$ in thousands	March 31, 2020	December 31, 2019
Less than one year	320,834	268,536
Greater than one year and less than five years	3,638,676	7,836,620
Greater than or equal to five years	4,085,298	13,666,630
Total	8,044,808	21,771,786

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.
March 31, 2020

	Less than 12 Months			12 Months or More			Total (1)
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency-CMO	3,278	(668)	11	2,201	(442)	7	5,479	(1,110)	18
Agency CMBS	194,960	(3,054)	7	—	—	—	194,960	(3,054)	7
Non-Agency CMBS	1,107,247	(234,156)	115	—	—	—	1,107,247	(234,156)	115
GSE CRT	534,114	(161,429)	44	—	—	—	534,114	(161,429)	44
Non-Agency RMBS	77,300	(11,590)	27	297	(17)	3	77,597	(11,607)	30
Total	1,916,899	(410,897)	204	2,498	(459)	10	1,919,397	(411,356)	214
(1)Unrealized losses relate to securities or embedded derivatives that are recorded at fair value through earnings. There were no unrealized losses on available-for-sale securities as of March 31, 2020 as those losses were recorded as impairments of the securities' amortized cost basis because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis.
December 31, 2019

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	957	(1)	2	362	(3)	4	1,319	(4)	6
30 year fixed-rate	255,649	(207)	3	34,009	(256)	5	289,658	(463)	8
Hybrid ARM	434	(2)	1	1,524	(46)	3	1,958	(48)	4
Total Agency RMBS pass-through (1)	257,040	(210)	6	35,895	(305)	12	292,935	(515)	18
Agency-CMO (2)	67,875	(1,194)	15	6,155	(1,513)	13	74,030	(2,707)	28
Agency CMBS (3)	1,743,800	(50,521)	58	—	—	—	1,743,800	(50,521)	58
Non-Agency CMBS (4)	203,129	(2,783)	19	101,021	(11,425)	7	304,150	(14,208)	26
Non-Agency RMBS (5)	26,283	(3,935)	14	12,199	(636)	2	38,482	(4,571)	16
GSE CRT(6)	77,044	(74)	4	—	—	—	77,044	(74)	4
Total	2,375,171	(58,717)	116	155,270	(13,879)	34	2,530,441	(72,596)	150
(1)Includes Agency RMBS with a fair value of $271.3 million for which the fair value option has been elected. These securities have unrealized losses of $268,000.
(2)Includes Agency IO with fair value of $11.1 million for which the fair value option has been elected. These Agency IO have unrealized losses of $2.3 million.
(3)Fair value option has been elected for all Agency CMBS that are in an unrealized loss position.
(4)Includes non-Agency CMBS with a fair value of $181.5 million for which the fair value option has been elected. These securities have unrealized losses of $2.8 million.
(5)Includes non-Agency RMBS and non-Agency IO with a fair value of $17.6 million and $8.5 million, respectively, for which the fair value option has been elected. These securities have unrealized losses of $261,000 and $3.7 million, respectively.
(6)Fair value option has been elected for all GSE CRT that are in an unrealized loss position.
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of March 31, 2020, there was no allowance for credit losses recorded because we did not hold any available-for-sale securities that were in unrealized loss positions. We did not record any provisions for credit losses on our condensed consolidated statement of operations during the three months ended March 31, 2020. We recorded impairments of $78.8 million on our condensed consolidated statement of operations during the three months ended March 31, 2020 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We still held these securities as of March 31, 2020.

Prior to January 1, 2020, we assessed our investment securities for other-than-temporary impairment ("OTTI") on a quarterly basis. When the fair value of an investment was less than its amortized cost at the balance sheet date of the reporting period for which impairment was assessed, the impairment was designated as either "temporary" or "other-than-temporary." This analysis included a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed included, but were not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The following table summarizes OTTI included in earnings for the three months ended March 2019:

Three Months Ended March 31,
$ in thousands	2019
RMBS interest-only securities	1,463
Non-Agency RMBS (1)	313
Total	1,776
(1)Amounts disclosed relate to credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.
OTTI on RMBS interest-only securities was recorded as a reclassification from an unrealized to realized loss within gain (loss) on investments, net on the condensed consolidated statements of operations because we account for these securities under the fair value option.
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands	2020	2019
Gross realized gains on sale of investments	328,128	1,202
Gross realized losses on sale of investments	(332,413)	(12,317)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(78,834)	—
Other-than-temporary impairment losses	—	(1,776)
Net unrealized gains and losses on MBS accounted for under the fair value option	(514,503)	280,039
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	(152,369)	1,234
Net unrealized gains and losses on commercial loan and loan participation interest	(5,492)	—
Total gain (loss) on investments, net	(755,483)	268,382
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2020 and 2019. GSE CRT interest income excludes coupon interest associated with embedded derivatives of $4.7 million for the three months ended March 31, 2020 (2019: $5.4 million) that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended March 31, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	105,878	(20,913)	84,965
Agency CMBS	33,995	(1,666)	32,329
Non-Agency CMBS	42,218	5,058	47,276
Non-Agency RMBS	10,760	2,698	13,458
GSE CRT	8,507	(1,750)	6,757
Other	751	—	751
Total	202,109	(16,573)	185,536

For the three months ended March 31, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	119,726	(12,194)	107,532
Agency CMBS	10,471	(531)	9,940
Non-Agency CMBS	38,830	3,031	41,861
Non-Agency RMBS	14,267	3,922	18,189
GSE CRT	8,596	(1,178)	7,418
Other	552	—	552
Total	192,442	(6,950)	185,492

Note 5 – Other Assets
The following table summarizes our other assets as of March 31, 2020 and December 31, 2019:

$ in thousands	March 31, 2020	December 31, 2019
FHLBI stock	74,250	74,250
Loan participation interest	21,577	44,654
Commercial loan, held-for-investment	22,577	24,055
Investments in unconsolidated ventures	21,088	21,998
Prepaid expenses and other assets	1,501	1,223
Total	140,993	166,180
IAS Services LLC, our wholly-owned subsidiary, is required to purchase and hold Federal Home Loan Bank of Indianapolis ("FHLBI") stock as a condition of membership in the FHLBI. The stock is recorded at cost.
We have a participation interest in a secured loan collateralized by mortgage servicing rights that bears interest at a floating rate based on LIBOR plus a spread. The weighted average asset yield for the participation interest was 6.32% as of March 31, 2020 and 5.82% as of December 31, 2019. We recorded an unrealized loss of $3.8 million on the participation interest in the three months ended March 31, 2020 and no unrealized gain or loss in the three months ended March 31, 2019. We sold our participation interest for $21.6 million on April 1, 2020.
We have an investment in a commercial loan that matures in February 2021. The loan had a weighted average coupon rate of 10.08% as of March 31, 2020 and 10.19% as of December 31, 2019. As discussed in Note 2- "Summary of Significant Accounting Policies", we elected the fair value option for this loan on January 1, 2020 and recorded a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recorded an unrealized loss on this loan of $1.7 million in the three months ended March 31, 2020 based on a discounted cash flow valuation prepared by an independent pricing service. We previously reported this loan at amortized cost on our condensed consolidated balance sheet.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements and secured loans. The following tables summarize certain characteristics of our borrowings at March 31, 2020 and December 31, 2019. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements and secured loans.

$ in thousands	March 31, 2020
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	1,571,471	1.40%	13
Agency CMBS	1,622,054	1.37%	18
Non-Agency CMBS	1,833,234	2.16%	8
Non-Agency RMBS	549,868	2.22%	7
GSE CRT	692,081	2.15%	11
Loan participation interest	19,038	2.50%	149
Total Repurchase Agreements	6,287,746	1.77%	13
Secured Loans	1,350,000	1.29%	1839
Total Borrowings	7,637,746	1.69%	335

$ in thousands	December 31, 2019
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,666,964	1.95%	46
Agency CMBS	4,246,359	1.95%	43
Non-Agency CMBS	2,041,968	2.71%	14
Non-Agency RMBS	790,412	2.65%	16
GSE CRT	753,110	2.70%	13
Loan participation interest	33,490	3.22%	240
Total Repurchase Agreements	17,532,303	2.11%	39
Secured Loans	1,650,000	1.93%	1587
Total Borrowings	19,182,303	2.09%	172

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	March 31, 2020
4/1/2020 - 3/31/2021 (1)	6,387,746
4/1/2021 - 3/31/2022	—
4/1/2022 - 3/31/2023	—
4/1/2023 - 3/31/2024	—
4/1/2024 - 3/31/2025	—
Thereafter (1)	1,250,000
Total	7,637,746
(1)As discussed in Note 15 - "Subsequent Events", in April 2020 FHLBI accelerated the repayment date of our $1.35 billion of secured loans that were outstanding because we were not in compliance with all of the financial covenants of our secured loan agreements at March 31, 2020. We repaid $512.5 million of our secured loans between April 1, 2020 and May 31, 2020. The remaining balance of our secured loans of $837.5 million is due by December 2020.
Repurchase Agreements
As discussed in Note 1 - “Organization and Business Operations”, we received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. We were unable to meet margin calls as of March 23, 2020 and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. Certain of our repurchase agreement counterparties entered into forbearance discussions with us during the period between March 23, 2020 and March 31, 2020 and permitted our repurchase agreements to remain outstanding while we were not in compliance.
In addition, between March 23, 2020 and March 31, 2020, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt in our condensed consolidated statement of operations. We repaid all of our repurchase agreements as of May 7, 2020 as discussed in Note 15 - “Subsequent Events”.
Our repurchase agreement collateral pledged ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/amount outstanding) was 106% as of March 31, 2020 (December 31, 2019: 109%).
Secured Loans
As of March 31, 2020, IAS Services LLC had $1.35 billion in outstanding secured loans from the FHLBI. These secured loans have floating rates that are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2020, IAS Services LLC had weighted average borrowings of $1.48 billion with a weighted average borrowing rate of 1.83% and a weighted average maturity of 5.0 years.
We were not in compliance with all of the financial covenants of our secured loan agreements as of March 31, 2020. As a result, the FHLBI modified the terms of our secured loans and accelerated the repayment date of our secured loans in the second quarter of 2020 as discussed in Note 15 - "Subsequent Events".
As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, secured loans, interest rate swaps and currency forward contracts as of March 31, 2020 and December 31, 2019. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged is included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared interest rate swaps, and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements is classified as due from counterparties on our condensed consolidated balance sheets.
Agency CMBS purchase commitments that are recorded as mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $507.2 million and $96.2 million of these securities as of March 31, 2020 and December 31, 2019, respectively.
Cash collateral held on repurchase agreements that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2020 and December 31, 2019, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2020	December 31, 2019
Repurchase Agreements:
Agency RMBS	1,699,937	10,187,555
Agency CMBS	1,736,097	4,446,384
Non-Agency CMBS	1,862,472	2,549,841
Non-Agency RMBS	606,289	943,176
GSE CRT	719,639	918,117
Loan participation interest	21,577	44,654
Cash	394,424	32,568
Total repurchase agreements collateral pledged	7,040,435	19,122,295
Secured Loans:
Agency RMBS	298,361	621,471
Non-Agency CMBS	1,096,812	1,276,418
Restricted cash	221,368	600
Total secured loans collateral pledged	1,616,541	1,898,489
Interest Rate Swaps and Currency Forward Contracts:
Agency RMBS	—	189,780
Restricted cash	320	116,395
Total interest rate swaps and currency forward contracts collateral pledged	320	306,175

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	8,019,607	21,132,742
Loan participation interest	21,577	44,654
Cash	394,424	32,568
Restricted cash	221,688	116,995
Total collateral pledged (1)	8,657,296	21,326,959

	As of
Collateral Held	March 31, 2020	December 31, 2019
Repurchase Agreements:
Cash	50,135	10
Non-cash collateral	—	181
Total repurchase agreements collateral held	50,135	191
Interest Rate Swaps:
Cash	—	160
Total interest rate swap collateral held	—	160

Total collateral held:
Cash	50,135	170
Non-cash collateral	—	181
Total collateral held	50,135	351
(1)Includes pledged securities of $534.5 million sold but not settled as of March 31, 2020 that are recorded as an investment related receivable on our condensed consolidated balance sheet. Securities associated with unsettled trades remain legally pledged until the related repurchase agreement is repaid. There were no securities pledged as collateral associated with unsettled trades as of December 31, 2019.

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
Secured Loans
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with FHLBI and FHFA rules. Collateral pledged with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral to meet margin calls if the value of pledged assets declines. See Note 15 - "Subsequent Events" for a discussion of the status of our FHLBI secured loans as of the filing date of this Quarterly Report.
Interest Rate Swaps
All of the interest rate swaps that we entered into during the three months ended March 31, 2020 were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Our FCM agreements include cross default provisions. We were not a party to any interest rate swaps as of March 31, 2020.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2020:

$ in thousands	Notional Amount as of December 31, 2019	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2020
Interest Rate Swaps	14,000,000	93,675,000	(107,675,000)	—
Currency Forward Contracts	23,111	22,738	(23,111)	22,738
Credit Derivatives	464,966	—	(211,282)	253,684
Total	14,488,077	93,697,738	(107,909,393)	276,422
Refer to Note 7 - "Collateral Positions" for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. In addition, our secured loans have floating interest rates. As such, we are exposed to changing interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve making fixed-rate payments to a counterparty in exchange for the receipt of variable-rate amounts over the life of the agreements without exchange of the underlying notional amount.
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $10.1 million as a decrease (March 31, 2019: $5.9 million as a decrease) to interest expense for the three months ended March 31, 2020. We increased the amount of gains and losses reclassified as a decrease to interest expense during the three months ended March 31, 2020 by $4.2 million because it is probable that the original forecasted repurchase agreement transactions will not occur by the end of the originally specified time period. During the next 12 months, we estimate that $19.1 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2020, $65.8 million (December 31, 2019: $75.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
We did not have any interest rate swaps outstanding as of March 31, 2020. As of December 31, 2019, we had interest rate swaps with the following maturities outstanding:

$ in thousands	As of December 31, 2019
Maturities	Notional Amount(1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,900,000	1.67%	1.84%	0.6
2021	2,500,000	1.40%	1.77%	1.3
2022	800,000	1.53%	1.91%	2.9
2023	2,400,000	1.44%	1.72%	3.9
2024	900,000	1.49%	1.76%	4.8
Thereafter	5,500,000	1.44%	1.78%	9.5
Total	14,000,000	1.47%	1.79%	5.2
(1)Notional amount includes $10.7 billion of interest rate swaps that received variable payments based on 1-month LIBOR and $3.3 billion of interest rate swaps that received variable payments based on 3-month LIBOR as of December 31, 2019.
Futures and Currency Forward Contracts
We purchase or sell U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales U.S. Treasury futures contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any futures contract outstanding as of March 31, 2020 and December 31, 2019.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of March 31, 2020, we had $22.7 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At March 31, 2020 and December 31, 2019, terms of the GSE CRT embedded derivatives are:

$ in thousands	March 31, 2020	December 31, 2019
Fair value amount	(29,772)	10,281
Notional amount	253,684	464,966
Maximum potential amount of future undiscounted payments	253,684	464,966

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2020	As of December 31, 2019		As of March 31, 2020	As of December 31, 2019
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	18,533	Interest Rate Swaps Liability	—	—
Currency Forward Contracts	—	—	Currency Forward Contracts	302	352
Total Derivative Assets	—	18,533	Total Derivative Liabilities	302	352
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

$ in thousands	Three months ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	2,283	4,718	(40,053)	(33,052)

$ in thousands	Three months ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,350	2,534	7,884

The following tables summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

$ in thousands	Three Months Ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	484	—	49	533
Total	(904,220)	11,924	(18,483)	(910,779)

$ in thousands	Three Months Ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(165,884)	4,509	12,991	(148,384)
Futures Contracts	(66,688)	—	12,944	(53,744)
Currency Forward Contracts	185	—	483	668
Total	(232,387)	4,509	26,418	(201,460)

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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $18.5 million as of December 31, 2019 related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2020

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)(2)	(302)	—	(302)	—	302	—
Repurchase Agreements (3)	(6,287,746)	—	(6,287,746)	6,287,746	—	—
Secured Loans (4)	(1,350,000)	—	(1,350,000)	1,350,000	—	—
Total Liabilities	(7,638,048)	—	(7,638,048)	7,637,746	302	—
As of December 31, 2019

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)(2)	(352)	—	(352)	—	320	(32)
Repurchase Agreements (3)	(17,532,303)	—	(17,532,303)	17,532,303	—	—
Secured Loans (4)	(1,650,000)	—	(1,650,000)	1,650,000	—	—
Total Liabilities	(19,182,655)	—	(19,182,655)	19,182,303	320	(32)
(1)Amounts represent collateral pledged that is available to be offset against liability balances associated with currency forward contracts.
(2)The fair value of securities pledged as initial margin against our centrally cleared swaps was $189.8 million as of December 31, 2019. Cash collateral pledged on our currency forward contracts and centrally cleared interest rate swaps was $320,000 and $116.4 million as of March 31, 2020 and December 31, 2019, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $160,000 at December 31, 2019.
(3)The fair value of securities pledged against our borrowing under repurchase agreements was $6.6 billion and $19.1 billion at March 31, 2020 and December 31, 2019, respectively. We pledged cash collateral of $394.4 million and held cash collateral of $50.1 million under repurchase agreements as of March 31, 2020.
(4)The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.4 billion and $1.9 billion at March 31, 2020 and December 31, 2019, respectively. We pledged cash collateral against secured loans of $221.4 million and $600,000 as of March 31, 2020 and December 31, 2019, respectively.

Note 10 – Fair Value of Financial Instruments
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels are defined as follows:
•Level 1 Inputs – Quoted prices for identical instruments in active markets.
•Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	8,074,580	(29,772)	—	8,044,808
Other assets (4)	—	—	44,154	21,088	65,242
Total assets	—	8,074,580	14,382	21,088	8,110,050
Liabilities:
Derivative liabilities	—	302	—	—	302
Total liabilities	—	302	—	—	302

	December 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,761,505	10,281	—	21,771,786
Derivative assets	—	18,533	—	—	18,533
Other assets (4)	—	—	44,654	21,998	66,652
Total assets	—	21,780,038	54,935	21,998	21,856,971
Liabilities:
Derivative liabilities	—	352	—	—	352
Total liabilities	—	352	—	—	352
(1)For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."
(2)Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of March 31, 2020, the embedded derivative is a liability of $29.8 million. As of December 31, 2019, the net embedded derivative asset position of $10.3 million includes $19.5 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position.
(3)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2020 and December 31, 2019, the weighted average remaining term of our investments in unconsolidated ventures was 1.9 years for both periods.
(4)Includes $21.6 million and $44.7 million of a loan participation interest as of March 31, 2020 and December 31, 2019, respectively and $22.6 million of a commercial loan as of March 31, 2020. We elected the fair value option for our commercial loan as of January 1, 2020 and valued it based on a third party appraisal as of March 31, 2020. We sold the loan participation interest on April 1, 2020 and valued it at its sales price as of March 31, 2020.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,
$ in thousands	2020	2019
Beginning balance	10,281	22,771
Sales and settlements	(2,283)	—
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	2,283	—
Unrealized credit derivative gains (losses), net	(40,053)	2,534
Ending balance	(29,772)	25,305
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,
$ in thousands	2020	2019
Beginning balance	44,654	54,981
Purchases/Advances	—	577
Repayments	(19,269)	(1,731)
Total net unrealized losses included in net income:
Unrealized losses	(3,808)	—
Ending balance	21,577	53,827
Unrealized losses on our loan participation interest are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan at amortized cost and ending balance at fair value, which we have valued utilizing Level 3 inputs:

Three Months Ended March 31,
$ in thousands	2020
Beginning balance, at amortized cost	24,055
Cumulative effect of adoption of new accounting principle	342
Repayments	(136)
Total net unrealized losses included in net income:
Unrealized losses	(1,684)
Ending balance, at fair value	22,577
Unrealized losses on our commercial loan are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	March 31, 2020	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(29,772)	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.1 years	3.0 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2019	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	10,281	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.2 years	2.9 years

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
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	March 31, 2020	Technique	Input	Rate
Commercial Loan	22,577	Discounted Cash Flow	Discount rate	16.4%

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loan, held-for-investment (1)	N/A	N/A	24,055	24,397
FHLBI stock	74,250	74,250	74,250	74,250
Total	74,250	74,250	98,305	98,647
Financial Liabilities
Repurchase agreements	6,287,746	6,284,295	17,532,303	17,534,344
Secured loans	1,350,000	1,350,000	1,650,000	1,650,000
Total	7,637,746	7,634,295	19,182,303	19,184,344
(1)We elected the fair value option for our commercial loan on January 1, 2020.
The following describes our methods for estimating the fair value for financial instruments not carried at fair value on the condensed consolidated balance sheets.
•The estimated fair value of our commercial loan, held-for-investment, included in "Other assets" on our condensed consolidated balance sheet as of December 31, 2019, is a Level 3 fair value measurement. The fair value was determined by an independent pricing service using a discounted cash flow analysis.
•The estimated fair value of FHLBI stock, included in "Other assets" on our condensed consolidated balance sheets, is a Level 3 fair value measurement. FHLBI stock may only be sold back to the FHLBI at its discretion at par. As a result, the cost of the FHLBI stock approximates its fair value.
•The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
•The estimated fair value of secured loans is a Level 3 fair value measurement. The secured loans have floating rates based on an index plus a spread and the spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these secured loans are at market, and thus the carrying amount approximates fair value.

Note 11 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2020, we reimbursed our Manager $242,000 (March 31, 2019: $183,000) for costs of support personnel that are fully dedicated to our business.
We have invested $2.6 million as of March 31, 2020 (December 31, 2019: $154.0 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
Management Fee Expense
Effective October 1, 2019, our management fee is equal to 1.50% of our stockholders' equity per annum. For purposes of calculating the management fee, stockholders' equity is calculated as average month-end stockholders' equity for the prior calendar quarter as determined in accordance with U.S. GAAP. Stockholders' equity may exclude one-time events due to changes in U.S. GAAP and certain non-cash items upon approval by a majority of our independent directors.
Prior to October 1, 2019, we paid our Manager a management fee equal to 1.50% of our stockholders’ equity per annum. The fee was calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity was equal to the sum of the net proceeds from all issuances of equity securities since inception including proceeds from the issuance of operating partnership units to an affiliate of our Manager, plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in then current or prior periods), less any amount paid to repurchase common stock since inception. Stockholders' equity excluded (i) any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income); (ii) cumulative net realized losses that are not attributable to permanently impaired investments and that related to the investments for which market movement was accounted for in other comprehensive income; provided, however, that such adjustment did not exceed cumulative unrealized net gains in other comprehensive income; (iii) one-time events pursuant to changes in U.S. GAAP; and (iv) certain non-cash items after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands	2020	2019
Incurred costs, prepaid or expensed	2,214	1,604
Incurred costs, charged against equity as a cost of raising capital	62	320
Total incurred costs, originally paid by our Manager	2,276	1,924
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
In March 2019, we entered into an equity distribution agreement with a placement agent under which we may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under this equity distribution agreement through the filing date of this Quarterly Report.
Common Stock
On February 6, 2020, we completed a public offering of 20,700,000 shares of common stock at the price of $16.78 per share. Total net proceeds were approximately $347.0 million after deducting estimated offering costs.
We may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2020, we did not issue any shares of common stock under the equity distribution agreement. During the three months ended March 31, 2019, we issued 572,000 shares of common stock under the equity distribution agreement for proceeds of $9.1 million, net of approximately $193,000 in commissions and fees.
Share Repurchase Program
During the three months ended March 31, 2020 and 2019, we did not repurchase any shares of our common stock. As of March 31, 2020, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Share-Based Compensation
We recognized compensation expense of approximately $113,000 (March 31, 2019: $113,000) related to awards to our independent directors under our 2009 Equity Incentive Plan ("our Incentive Plan") for the three months ended March 31, 2020. During the three months ended March 31, 2020 and 2019, we issued 6,170 shares and 7,065 shares of common stock, respectively, to our independent directors.
We recognized compensation expense of approximately $18,000 (March 31, 2019: $19,000) for the three months ended March 31, 2020 for restricted stock units awarded to employees of our Manager and its affiliates under our Incentive Plan. At March 31, 2020, there was approximately $155,000 of total unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a period of up to 48 months, with a weighted-average remaining vesting period of 22 months.

The following table summarizes the activity related to restricted stock units awarded to employees of our Manager and its affiliates for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value (1)
Unvested at the beginning of the period	12,520	$12.84
Shares granted during the period	2,996	16.08
Shares vested during the period	(4,844)	14.82
Unvested at the end of the period	10,672	$12.85
(1)The grant date fair value of restricted stock awards is based on the closing market price of our common stock at the grant date.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2020 and 2019. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended March 31, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(186,605)	—	(186,605)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	36,957	—	36,957
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(10,067)	(10,067)
Currency translation adjustments on investment in unconsolidated venture	480	—	—	480
Total other comprehensive income (loss)	480	(149,648)	(10,067)	(159,235)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income (loss)	480	(149,648)	(10,067)	(159,235)
AOCI balance at end of period	(165)	64,053	65,840	129,728

	Three Months Ended March 31, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	52,349	—	52,349
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	10,147	—	10,147
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,851)	(5,851)
Currency translation adjustments on investment in unconsolidated venture	(276)	—	—	(276)
Total other comprehensive income (loss)	(276)	62,496	(5,851)	56,369

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income (loss)	(276)	62,496	(5,851)	56,369
AOCI balance at end of period	237	183,160	93,785	277,182

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
On March 24, 2020, we announced that we would delay the payment of quarterly dividends on our common and preferred stock to preserve liquidity until we could more accurately assess the impact of volatile market conditions related to the COVID-19 pandemic. We had declared a cash dividend of $0.50 per share on our common stock on March 17, 2020 that was to be paid on April 28, 2020 to all stockholders of record as of March 30, 2020; a cash dividend of $0.4844 per share on our Series A Preferred Stock on March 17, 2020 that was to be paid on April 27, 2020 to stockholders of record as of April 1, 2020; a cash dividend of $0.4844 per share on our Series B Preferred Stock on February 18, 2020 that was to be paid on March 27, 2020 to stockholders of record as of March 5, 2020 and a cash dividend of $0.46875 per share on our Series C Preferred Stock on February 18, 2020 that was to be paid on March 27, 2020 to stockholders of record as of March 5, 2020. On May 9, 2020, our board of directors approved payment of the previously declared preferred dividends in cash and payment of our common stock dividend in a combination of cash and shares of our common stock as described in Note 15 - "Subsequent Events".
The table below summarizes the dividends we declared during the three months ended March 31, 2020 and 2019:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
March 17, 2020	0.4844	2,713	May 22, 2020
2019
March 18, 2019	0.4844	2,713	April 25, 2019

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
February 18, 2020	0.4844	3,003	May 22, 2020
2019
February 14, 2019	0.4844	3,003	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
February 18, 2020	0.46875	5,391	May 22, 2020
2019
February 14, 2019	0.46875	5,391	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2020
March 17, 2020	0.50	82,483	June 30, 2020
2019
March 18, 2019	0.45	57,720	April 26, 2019

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2020 and 2019 is computed as follows:

	Three Months Ended March 31,
In thousands except per share amounts	2020	2019
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(1,627,299)	127,683

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	156,771	121,098
Effect of dilutive securities:
Restricted stock awards	—	12
Dilutive Shares	156,771	121,110
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(10.38)	1.05
Diluted	(10.38)	1.05

The following potential common shares were excluded from diluted earnings per share for the three months ended March 31, 2020 as the effect would be antidilutive: 12,065 for restricted stock awards.
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2020 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2020 and December 31, 2019, our undrawn capital and purchase commitments were $6.4 million and $6.5 million, respectively.
As discussed in Note 5 - "Other Assets", we invested in a loan participation interest in a secured loan. We had an unfunded commitment to provide future financing for this loan participation interest of $49.6 million as of March 31, 2020. We sold our loan participation interest on April 1, 2020 for $21.6 million in cash and no longer have any future financing commitments related to this loan participation interest.
Note 15 – Subsequent Events
Sales of Investments and Repayment of Debt
Due to the ongoing impact of the COVID-19 pandemic and resulting disruption in the financial markets, we took various actions during the second quarter of 2020 to manage our investment portfolio and generate liquidity. Between April 1, 2020 and May 31, 2020, we sold additional MBS and GSE CRTs with a fair value of $6.2 billion at March 31, 2020 for cash proceeds of $5.9 billion and our loan participation interest for cash proceeds of $21.6 million. We repaid all of our repurchase agreements and $512.5 million of FHLBI secured loans with proceeds from these asset sales and the return of cash margin previously pledged on our repurchase agreements.
In April 2020, FHLBI modified the terms of our secured loans because we were not in compliance with all of the financial covenants of our secured loan agreements as of March 31, 2020. The modified loan terms require repayment of our secured loans by December 2020 but allow for repayment at any time without penalty. We intend to repay our secured loans by December 2020 with proceeds from sales of mortgage-backed securities that are collateralizing our secured loans. We determined that the modification of our loan terms was a troubled debt restructuring that did not impact the accounting for our secured loans. The balance of our secured loans is $837.5 million as of the filing date of this Quarterly Report.

As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI. FHLBI redeemed a portion of our stock in connection with the repayment of our secured loans discussed above. The balance of our FHLBI stock is $37.7 million as of the filing date of this Quarterly Report.
Portfolio Update
As of May 31, 2020, we have a total investment portfolio, excluding cash and Agency CMBS purchase commitments, of approximately $1.6 billion consisting of 92% commercial credit investments, 7% residential credit investments, and 1% Agency mortgage-backed securities; approximately $540 million of the investment portfolio is unencumbered. Our portfolio has not materially changed between May 31, 2020 and the filing date of this Quarterly Report, and we are not a party to any interest rate swap contracts as of the filing date of this Quarterly Report.
Between April 1, 2020 and May 31, 2020, we repaid the outstanding balance of our repurchase agreements (approximately $6.3 billion as of March 31, 2020). In addition, we repaid $512.5 million of our secured loans, reducing the outstanding balance of our secured loans to $837.5 million as of the filing date of this Quarterly Report.
As of May 31, 2020, we have a cash balance of $327.8 million, approximately $55.3 million of which is posted with FHLBI as collateral for our remaining secured loans.
Dividends
On May 9, 2020, our board of directors approved payment of the previously declared dividend of $0.50 per share of common stock (the "first quarter common stock dividend"). The first quarter common stock dividend will be paid on June 30, 2020 in a combination of cash and shares of the Company's common stock to stockholders of record as of May 21, 2020. The amount of cash paid to shareholders, other than cash paid in lieu of fractional shares, will not exceed 10% of the aggregate amount of the dividend. Shares issued in connection with our common stock dividend will be reflected in earnings per share prospectively. We recorded our first quarter common stock dividend as a reduction of retained earnings of $82.5 million in the three months ended March 31, 2020.
On May 9, 2020, our board of directors also approved payment of the previously declared accumulated dividends on our Series A, Series B and Series C Preferred Stock described above. We paid our preferred dividends that were in arrears on May 22, 2020.
We declared the following dividends on our Series B and Series C Preferred Stock on May 9, 2020 to our stockholders of record as of June 5, 2020: a Series B Preferred Stock dividend of $0.4844 per share payable on June 29, 2020 and a Series C Preferred Stock dividend of $0.46875 per share payable on June 29, 2020.
We declared the following dividends on our common stock and Series A Preferred Stock on June 17, 2020: a common stock dividend of $0.02 per share payable on July 28, 2020 to stockholders of record as of July 6, 2020 and a Series A Preferred Stock dividend of $0.4844 per share payable on July 27, 2020 to stockholders of record as of July 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Manager,” and we refer to the indirect parent company of our Manager, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as “Invesco.”
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

Forward-Looking Statements
We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•Ongoing spread and economic and operational impact of the COVID-19 pandemic;

•our business and investment strategy;

•our investment portfolio and expected investments;
•our projected operating results;
•general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to the COVID-19 pandemic, mortgage loan modification programs, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and the continuation of re-investment of principal payments, and our ability to respond to and comply with such actions, initiatives and changes;
•the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;
•financing and advance rates for our target assets;
•changes to our expected leverage;
•our expected book value per common share;
•interest rate mismatches between our target assets and our borrowings used to fund such investments;
•the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
•our ability to maintain sufficient liquidity to meet our short-term liquidity needs;
•changes in the credit rating of the U.S. government;
•changes in interest rates and interest rate spreads and the market value of our target assets;
•changes in prepayment rates on our target assets;
•the impact of any deficiencies in foreclosure practices of third parties and related uncertainty in the timing of collateral disposition;
•our reliance on third parties in connection with services related to our target assets;

•disruption of our information technology system;
•effects of hedging instruments on our target assets;
•rates of default or decreased recovery rates on our target assets;
•modifications to whole loans or loans underlying securities;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility and foreign currency exchange rate;
•the degree to which derivative contracts expose us to contingent liabilities;
•counterparty defaults;
•compliance with financial covenants in our financing arrangements;
•changes in governmental regulations, zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;
•our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;
•our ability to maintain our exception from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);
•availability of investment opportunities in mortgage-related, real estate-related and other securities;
•availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;
•the market price and trading volume of our capital stock;
•availability of qualified personnel of our Manager;
•the relationship with our Manager;
•estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;
•estimates relating to fair value of our target assets and loan loss reserves;
•our understanding of our competition;
•changes to generally accepted accounting principles in the United States of America (“U.S. GAAP”);
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and
•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
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
Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we have historically invested in the following:
•Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae") or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");

•Commercial mortgage-backed securities ("CMBS") that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively "Agency CMBS");
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");
•CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT");
•Residential and commercial mortgage loans; and
•Other real estate-related financing arrangements.
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
During the quarter ended March 31, 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic. Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties. On March 23, 2020, we notified our financing counterparties that we were not in a position to fund the margin calls we received on March 23, 2020, and that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. We engaged third party financial and legal advisors to assist us in restructuring our debt with our financing counterparties. To generate liquidity and reduce leverage,we sold MBS and GSE CRTs for cash proceeds of $16.2 billion and repaid $11.2 billion of our repurchase agreements during the quarter ended March 31, 2020. We also terminated our entire interest rate swap portfolio as our exposure to interest rate risk decreased as we sold Agency assets.
We have continued to focus on generating liquidity and reducing leverage in the second quarter of 2020. As of May 31, 2020, we have a cash balance of $327.8 million, approximately $55.3 million of which is posted with FHLBI as collateral for our remaining secured loans. Between April 1, 2020 and May 31, 2020, we sold additional MBS and GSE CRTs with a fair value of $6.2 billion at March 31, 2020 for cash proceeds of $5.9 billion and our loan participation interest for cash proceeds of $21.6 million. As of May 31, 2020, we have a total investment portfolio, excluding cash and Agency CMBS purchase commitments, of approximately $1.6 billion consisting of 92% commercial credit investments, 7% residential credit investments, and 1% Agency mortgage-backed securities. Approximately $540 million of our investment portfolio is unencumbered. We have elected to hold our remaining non-Agency CMBS and GSE CRTs for a period of time given our view that these investments could benefit from actions taken by the federal government to stimulate the economy and the market for these securities. Our investment portfolio has not materially changed between May 31, 2020 and the filing date of this Quarterly Report. In addition, we have not entered into any interest rate swap contracts during the second quarter as of the filing date of this Quarterly Report
Between April 1, 2020 and May 31, 2020, we repaid the outstanding balance of our repurchase agreements (approximately $6.3 billion as of March 31, 2020). In addition, we repaid $512.5 million of our secured loans, reducing the outstanding balance of our secured loans to $837.5 million as of the filing date of this Quarterly Report.
We also paid our dividends that were in arrears on our Series A Preferred, Series B Preferred, and Series C Preferred Stock on May 22, 2020. We will pay our first quarter 2020 common stock dividend of $0.50 per share on June 30, 2020 in a combination of cash and common shares. In addition, on June 17, 2020, we declared a second quarter 2020 common stock cash dividend of $0.02 per common share that will be paid on July 28, 2020.
While the Federal Reserve (the “Fed”) has taken a number of proactive measures to bolster liquidity in the second quarter of 2020, we expect market conditions for the mortgage REIT industry to continue to be challenging. We believe our current cash balances and cash flows from operations will meet our near-term liquidity requirements. Our secured loans are due by December 2020, and we intend to repay our secured loans with proceeds from sales of non-Agency CMBS assets that are currently collateralizing these loans.

In the near-term, we intend to deploy capital into attractive opportunities in Agency securities and seek to finance these securities with prudent levels of debt. Further, we will evaluate potential credit investments that do not rely on short-term or mark-to-market financing. To further strengthen our balance sheet and position ourselves for future investment opportunities, we have explored and will continue to explore additional sources of financing including issuances of debt and equity securities and other forms of long-term financing arrangements. However, no assurance can be given that we will be able to access any additional sources of financing.
Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
During the first quarter of 2020 and continuing into the second quarter, financial markets experienced significant volatility as a result of the COVID-19 pandemic. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020 a national emergency in the United States was declared. Economic activity has been severely impacted as the pandemic resulted in stay-at-home orders and widespread business shutdowns. The precipitous decline in business activity has substantially increased unemployment levels and driven a sharp contraction in GDP to levels not seen in decades. Reactions to the impacts of the pandemic led to swift and severe financial market dislocations during the first quarter.
During the first quarter, the significant dislocation in the financial markets caused, among other things, credit spread widening, a marked decrease in interest rates and unprecedented illiquidity in Agency and non-Agency MBS trading and financing markets. We expect this volatility to persist in the near term due to the continued uncertainty around the COVID-19 pandemic duration and ultimate impact. Further, we expect the COVID-19 pandemic to negatively impact real estate markets. The lodging and retail property markets are likely to experience the greatest impact due to travel restrictions and a sharp slowdown in discretionary consumption. In the retail sector, despite long-term leases, tenants that are not open for business may find it difficult to meet rent obligations, and may forego payments or seek relief in the months ahead. Real estate loans are likely to experience increased delinquencies and defaults, which could impact the fundamental performance of our investments.
The Fed responded to the COVID-19 pandemic with a series of measures aimed at returning stability to the financial markets and fostering economic recovery. These measures included cutting the federal funds target rate by 150 basis points to 0%-0.25% on March 15, 2020 and committing to purchases of U.S. Treasuries and Agency MBS. These actions helped improve Agency RMBS and Agency CMBS liquidity and, eventually, market prices. Additionally, on March 23, 2020, the Fed announced it would purchase debt issued by U.S. investment grade rated companies and established the Term Asset-Backed Securities Loan Facility (“TALF”) to support the flow of credit to consumers and businesses. Initially, the TALF provided financing for asset-backed securities collateralized by student loans, auto loans, credit card loans and loans guaranteed by the Small Business Administration. Subsequently, the Fed expanded the TALF to cover secondary market triple-A rated conduit non-Agency CMBS. Since their inclusion, triple-A rated non-Agency CMBS has recorded some recovery of the spread widening experienced in March. We expect this trend to continue as investors look to capitalize on favorable financing made available by the Fed. We also believe bonds rated below triple-A have the potential to benefit from increased investor demand as more senior bonds experience price appreciation.
In addition to the Fed purchases and facilities mentioned above, the repurchase financing markets for high-quality assets such as Treasuries and Agency RMBS continued to be supported by substantial Fed action in the form of upsized open market operations, both in the overnight and term markets. These facilities were established in late 2019 and were significantly increased in the first quarter of 2020.
The U.S. Congress has also responded to the COVID-19 pandemic by passing three rounds of fiscal stimulus measures, the most notable being the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included relief measures for households and businesses directly or indirectly impacted by the virus. The CARES Act includes provisions for COVID-19 related temporary forbearance on federally backed mortgage loans, which allows borrowers of loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae to suspend making principal and interest payments for a period of up to 360 days if they are facing hardship. Following the temporary forbearance period, mortgage servicers have to provide several options to impacted borrowers, including a repayment schedule or loan modification, depending on the borrowers’ circumstances. We believe the provision of forbearance and loan modifications will substantially reduce borrower defaults and loan losses relative to levels that would have likely occurred without these actions.
Despite the unprecedented measures discussed above, market conditions continue to be challenging for asset classes that have not been directly targeted by government intervention. While the markets for Agency RMBS and Agency CMBS have largely recovered in response to large-scale purchases by the Fed, the markets for non-Agency CMBS, non-Agency RMBS and GSE CRTs have yet to fully recover as the ultimate impact of the COVID-19 pandemic on these credit assets remains unclear.

Proposed Changes to LIBOR
In 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR will not be guaranteed after 2021. The Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from LIBOR, has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
SOFR is an overnight rate unlike LIBOR which is a forward-looking term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in an objective manner, but there is no assurance that all asset types or securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.
We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
The Financial Accounting Standards Board has also issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.

Investment Activities
As previously discussed, the COVID-19 pandemic caused unprecedented market disruption in the three months ended March 31, 2020. To raise liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $16.2 billion. Our equity allocation and investment portfolio composition as of March 31, 2020 were directly impacted by these sales as detailed in the tables below.
The table below shows the allocation of our stockholders' equity as of March 31, 2020, December 31, 2019 and March 31, 2019:

	As of
$ in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Agency RMBS	30%	44%	45%
Agency CMBS	20%	16%	5%
Commercial Credit (1)	38%	28%	32%
Residential Credit (2)	12%	12%	18%
Total	100%	100%	100%
(1)Commercial credit includes non-Agency CMBS, Multifamily GSE CRTs, commercial loans and investments in unconsolidated ventures.
(2)Residential credit includes non-Agency RMBS, Single Family GSE CRTs and a loan participation interest.
The table below shows the breakdown of our investment portfolio as of March 31, 2020, December 31, 2019 and March 31, 2019:

	As of
$ in thousands	March 31, 2020	December 31, 2019	March 31, 2019
Agency RMBS:
30 year fixed-rate, at fair value	1,421,162	10,524,220	12,716,636
15 year fixed-rate, at fair value	71,166	292,414	352,102
Hybrid ARM, at fair value	2,672	56,893	179,925
Agency CMO, at fair value	300,535	427,512	327,151
Agency CMBS, at fair value	2,278,027	4,767,930	2,001,553
Non-Agency CMBS, at fair value	2,869,051	3,823,474	3,455,806
Non-Agency RMBS, at fair value	568,081	955,671	1,186,896
GSE CRT, at fair value	534,114	923,672	907,529
Loan participation interest, at fair value	21,577	44,654	53,827
Commercial loan, at amortized cost	22,577	24,055	24,454
Investments in unconsolidated ventures	21,088	21,998	24,129
Total investment portfolio	8,110,050	21,862,493	21,230,008

Prior to disruption in the financial markets caused by the COVID-19 pandemic, we purchased $4.3 billion of fixed rate Agency RMBS, $435.5 million of Agency CMBS, $56.6 million of non-Agency CMBS and $99.0 million of GSE CRTs during the three months ended March 31, 2020. We funded these purchases by leveraging the proceeds of our February 2020 common stock issuance and with cash proceeds from paydowns and sales of securities.
As of March 31, 2020, our holdings of 30 year fixed-rate Agency RMBS represented approximately 18% of our total investment portfolio versus 48% as of December 31, 2019 and 60% as of March 31, 2019. We have historically focused our purchases of 30 year fixed-rate Agency RMBS on specified pools priced at modest pay-ups to generic Agency RMBS because those securities have characteristics that reduce prepayment risk. We hold approximately $10.1 million of Agency RMBS as of May 31, 2020.
As of March 31, 2020, our holdings of Agency CMBS represented approximately 28% of our total investment portfolio versus 22% as of December 31, 2019 and 9% as of March 31, 2019. Our Agency CMBS holdings as of March 31, 2020 include approximately $507.2 million (December 31, 2019: $96.2 million; March 31, 2019: $221.9 million) of Agency CMBS purchase commitments. We have historically focused our investments in Agency CMBS issued by Freddie Mac, Fannie Mae and Ginnie Mae that have characteristics that reduce prepayment risk. Our hedging costs for Agency CMBS are relatively low because they are less sensitive to interest rate risk given limited extension beyond initial expected maturity dates and underlying loan prepayment protection. We hold approximately $192.4 million of Agency CMBS as of May 31, 2020, including $191.6 million of Agency CMBS purchase commitments. We have sold our Agency CMBS holdings as of the filing date of this Quarterly Report.
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
As of March 31, 2020 our holdings of non-Agency CMBS represented approximately 35% of our total investment portfolio versus 17% as of December 31, 2019 and 16% as of March 31, 2019. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States including office, retail, multifamily, industrial warehouses and hotels. The largest property geographic locations are in New York, California, Texas, Florida and Illinois as detailed in the tables below. The majority of our non-Agency CMBS portfolio is comprised of fixed rate credits that are rated investment grade by a nationally recognized statistical rating organization. The remainder of our assets were originated during and after 2017. We hold approximately $1.5 billion of non-Agency CMBS as of May 31, 2020. Over 87% of non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of May 31, 2020. Further, over 75% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of May 31, 2020.
As of March 31, 2020, our holdings of non-Agency RMBS represented approximately 7% of our total investment portfolio versus 4% as of December 31, 2019 and 6% as of March 31, 2019. We primarily hold non-Agency RMBS securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we expect to provide attractive risk adjusted returns. We hold approximately $13.2 million of non-Agency RMBS as of May 31, 2020.
As of March 31, 2020, our holdings of GSE CRTs represented approximately 7% of our total investment portfolio versus 4% as of December 31, 2019 and 4% as of March 31, 2019. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by single family properties that collateralize Agency RMBS issued and guaranteed by the GSEs ("Single Family GSE CRT") or within pools of mortgage loans secured by multifamily properties that collateralize Agency CMBS issued and guaranteed by the GSEs ("Multifamily GSE CRT"). The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. GSE CRTs have the added benefit of paying a floating rate coupon that reduces our need to hedge interest rate risk. We hold approximately $94.7 million of GSE CRTs as of May 31, 2020.
We had funded $25.4 million of a participation interest in a secured loan collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans as of March 31, 2020. We sold our loan participation interest on April 1, 2020.

As of March 31, 2020, we held an investment in one commercial real estate mezzanine loan that matures in 2021 and has a loan-to-value ratio of approximately 68.3%. We continue to hold this investment as of the filing date of this Quarterly Report.
As of March 31, 2020, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. We continue to hold these investments as of the filing date of this Quarterly Report.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of March 31, 2020 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Prime	13.3%	0.1%	—%	—%	17.6%	6.8%	—%	0.5%	—%	23.3%	11.0%	—%	72.6%
Alt-A	15.4%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	15.4%
Re-REMIC (1)	0.9%	5.9%	2.5%	1.8%	0.8%	—%	—%	—%	—%	—%	—%	—%	11.9%
Subprime/RPL	0.1%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%
Total Non-Agency RMBS	29.7%	6.0%	2.5%	1.8%	18.4%	6.8%	—%	0.5%	—%	23.3%	11.0%	—%	100.0%
GSE CRT	—%	—%	—%	—%	15.2%	24.7%	4.8%	21.9%	3.1%	4.5%	14.9%	10.9%	100.0%
Non-Agency CMBS	—%	2.0%	14.1%	11.9%	10.7%	32.0%	7.1%	5.3%	7.5%	5.1%	3.6%	0.7%	100.0%
(1)Reflects the year in which the re-securitizations were issued. The vintage distribution of the securities that collateralize our Re-REMIC investments is 0.4% for 2006, and 99.6% for 2007.
The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of March 31, 2020. The geographic markets that we invest in have been and continue to be severely impacted by the ongoing COVID-19 pandemic.

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	44.2%	California	16.5%	New York	15.3%
New York	8.7%	Texas	7.0%	California	14.5%
Florida	6.5%	Florida	5.5%	Texas	8.7%
New Jersey	3.3%	New York	4.5%	Florida	6.1%
Colorado	3.1%	Illinois	3.8%	Illinois	4.8%
Washington	3.1%	Virginia	3.7%	New Jersey	3.9%
Virgina	3.0%	Washington	3.5%	Pennsylvania	3.4%
Massachusetts	2.7%	New Jersey	3.2%	Virginia	3.2%
Texas	2.7%	Colorado	3.2%	Michigan	3.1%
Maryland	2.5%	Pennsylvania	3.1%	Ohio	3.1%
Other	20.2%	Other	46.0%	Other	33.9%
Total	100.0%	Total	100.0%	Total	100.0%
Financing and Other Liabilities
We have historically used repurchase agreements to finance the majority of our target assets and expect to use repurchase agreements to finance Agency investments in the future. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2020, we had entered into repurchase agreements totaling $6.3 billion (December 31, 2019: $17.5 billion) that were secured by our mortgage-backed and credit risk transfer securities and an investment in a loan participation interest. We repaid all of our repurchase agreements as of May 7, 2020 with proceeds from asset sales and the return of cash margin previously pledged on our repurchase agreements.
Our wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and has borrowed funds from the FHLBI in the form of secured loans. As of March 31, 2020, IAS Services LLC had $1.35 billion in outstanding secured loans that are due by December 2020. As of May 31, 2020, we reduced the balance of our secured loans to $837.5 million. We intend to repay the remaining balance of our secured loans with proceeds from sales of assets collateralizing the secured loans. As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI. FHLBI redeemed a portion of our stock in connection with the repayment of our secured loans discussed above. The balance of our FHLBI stock is $37.7 million as of the filing date of this Quarterly Report.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance
March 31, 2019	18,474,387	17,229,809	18,474,387
June 30, 2019	18,725,065	19,019,503	19,365,413
September 30, 2019	19,722,032	19,535,263	19,898,863
December 31, 2019	19,182,303	19,842,868	20,377,801
March 31, 2020	7,637,746	16,673,939	23,132,234

We have committed to invest up to $125.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2020, $118.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $6.4 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR.
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. During the three months ended March 31, 2020, we terminated existing swaps with a notional amount of $107.7 billion and entered into new swaps with a notional amount of $93.7 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We terminated all of our remaining interest rate swaps in March 2020 as we positioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on interest rate swaps during the three months ended March 31, 2020 primarily due to falling interest rates in 2020.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of March 31, 2020, we had €20.8 million or $22.7 million (December 31, 2019: €20.8 million or $23.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the three months ended March 31, 2020, we settled currency forward contracts of €20.8 million or $23.1 million (March 31, 2019: €20.3 million or $23.1 million) in notional amount and realized a net gain of $484,000 (March 31, 2019: $185,000 net gain).
Capital Activities
On February 6, 2020, we completed a public offering of 20,700,000 shares of common stock at the price of $16.78 per share. Total net proceeds were approximately $347.0 million after deducting estimated offering costs.
We may sell up to 17,000,000 shares of our common stock and 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreements. We did not sell any shares under these agreements during the quarter ended March 31, 2020.
On February 18, 2020, we declared the following dividends:
•a dividend of $0.4844 per share of Series B Preferred Stock. On March 24, 2020 we announced that we would delay the payment of this dividend to preserve liquidity. On May 9, 2020 we announced that we would pay this dividend on May 22, 2020 to stockholders of record as of the close of business on March 5, 2020; and

•a dividend of $0.46875 per share of Series C Preferred Stock. On March 24, 2020 we announced that we would delay the payment of this dividend to preserve liquidity. On May 9, 2020 we announced that we would pay this dividend on May 22, 2020 to stockholders of record as of the close of business on March 5, 2020.
On March 17, 2020, we declared the following dividends:
•a dividend of $0.50 per share of common stock. On March 24, 2020 we announced that we would delay the payment of this dividend to preserve liquidity. On May 9, 2020 we announced that we would pay this dividend on June 30, 2020 in a combination of cash and common shares to stockholders of record as of the close of business on May 21, 2020; and
•a dividend of $0.4844 per share of Series A Preferred Stock paid. On March 24, 2020 we announced that we would delay the payment of this dividend to preserve liquidity. On May 9, 2020, we announced that we would pay this dividend on May 22, 2020 to stockholders of record as of the close of business on April 1, 2020.
On May 9, 2020, we declared the following dividends:
•a dividend of $0.4844 per share of Series B Preferred Stock to be paid on June 29, 2020 to stockholders of record as of the close of business on June 5, 2020; and
•a dividend of $0.46875 per share of Series C Preferred Stock to be paid on June 29, 2020 to stockholders of record as of the close of business on June 5, 2020.
On June 17, 2020, we declared the following dividends:
•a dividend of $0.02 per share of common stock to be paid on July 28, 2020 to stockholders of record as of the close of business on July 6, 2020; and
•a dividend of $0.4844 per share of Series A Preferred Stock to be paid on July 27, 2020 to stockholders of record as of the close of business on July 1, 2020.
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	As of
$ in thousands except per share amounts	March 31, 2020	December 31, 2019
Numerator (adjusted equity):
Total equity	1,410,381	2,931,899
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	827,881	2,349,399

Denominator (number of shares):
Common stock outstanding	164,966	144,256

Book value per common share	5.02	16.29
Our book value per common share decreased 69.2% as of March 31, 2020 compared to December 31, 2019 primarily due to significant interest rate spread widening in both Agency and non-Agency assets. In particular, premiums over generic collateral on our Agency MBS specified pools decreased 2 to 4 points, as rapid deleveraging in the sector, given its relative liquidity, impacted valuations. In addition, prices of our credit holdings were severely impacted by the lack of liquidity and uncertainty surrounding the economic impact of the COVID-19 pandemic. Lastly, forced selling in order to fund margin calls was a significant detriment to book value as sales were executed at distressed levels. ”Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2019 except as discussed in Note 2 - "Summary of Significant Accounting Polices" to our condensed consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands, except share data	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	185,536	185,492
Commercial and other loans	1,163	1,582
Total interest income	186,699	187,074
Interest Expense
Repurchase agreements	79,042	101,875
Secured loans	6,646	11,144
Total interest expense	85,688	113,019
Net interest income	101,011	74,055
Other Income (loss)
Gain (loss) on investments, net	(755,483)	268,382
Equity in earnings (losses) of unconsolidated ventures	170	692
Gain (loss) on derivative instruments, net	(910,779)	(201,460)
Realized and unrealized credit derivative income (loss), net	(33,052)	7,884
Net loss on extinguishment of debt	(4,806)	—
Other investment income (loss), net	803	1,029
Total other income (loss)	(1,703,147)	76,527
Expenses
Management fee – related party	10,953	9,534
General and administrative	3,103	2,258
Total expenses	14,056	11,792
Net income (loss)	(1,616,192)	138,790
Dividends to preferred stockholders	11,107	11,107
Net income (loss) attributable to common stockholders	(1,627,299)	127,683
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(10.38)	1.05
Diluted	(10.38)	1.05
Weighted average number of shares of common stock:
Basic	156,771,279	121,097,686
Diluted	156,771,279	121,109,259

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands	2020	2019
Average Earning Assets (1):
Agency RMBS:
15 year fixed-rate, at amortized cost	232,551	371,228
30 year fixed-rate, at amortized cost	8,422,795	11,780,005
Hybrid ARM, at amortized cost	35,768	243,813
Agency - CMO, at amortized cost	365,936	291,914
Agency CMBS, at amortized cost	3,543,594	1,129,227
Non-Agency CMBS, at amortized cost	3,552,164	3,361,132
Non-Agency RMBS, at amortized cost	751,090	1,084,721
GSE CRT, at amortized cost	876,341	808,296
Loan participation interest	33,545	54,763
Commercial loans, at amortized cost	23,965	27,375
Average earning assets	17,837,749	19,152,474
Average Earning Asset Yields (2):
Agency RMBS:
15 year fixed-rate	3.74%	3.50%
30 year fixed-rate	3.75%	3.38%
Hybrid ARM	4.35%	3.48%
Agency - CMO	3.74%	3.56%
Agency CMBS	3.65%	3.52%
Non-Agency CMBS	5.32%	4.98%
Non-Agency RMBS	7.17%	6.71%
GSE CRT (3)	3.11%	3.67%
Loan participation interest	5.95%	6.14%
Commercial loans	10.31%	11.08%
Average earning asset yields	4.19%	3.91%
(1)Average balances for each period are based on weighted month-end average earning assets.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by the average month-end earning assets based on the amortized cost of the investments. All yields are annualized.
(3)GSE CRT average earning asset yields exclude coupon interest associated with embedded derivatives on securities not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net under U.S. GAAP.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $17.8 billion for the three months ended March 31, 2020 (March 31, 2019: $19.2 billion). Average earning assets decreased for the three months ended March 31, 2020 primarily due to the sale of MBS and GSE CRTs for cash proceeds of $16.2 billion as previously discussed in the Executive Summary section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our average earning assets for the three months ended March 31, 2020 are not indicative of our future ability to generate interest income because the sales referred to above primarily occurred during the latter part of March 2020, and we sold additional MBS and GSE CRTs with a fair value of $6.2 billion as of March 31, 2020 for cash proceeds of $5.9 billion between April 1, 2020 and May 31, 2020.

We earned total interest income of $186.7 million (March 31, 2019: $187.1 million) for the three months ended March 31, 2020. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2020	2019
Interest Income
MBS and GSE CRT - coupon interest	202,109	192,442
MBS and GSE CRT - net premium amortization	(16,573)	(6,950)
MBS and GSE CRT - interest income	185,536	185,492
Commercial and other loans	1,163	1,582
Total interest income	186,699	187,074
MBS and GSE CRT interest income increased $44,000 for the three months ended March 31, 2020 compared to 2019 primarily due to a $9.7 million increase in coupon interest reflecting a 28 basis point increase in average earning asset yields. Average earnings asset yields rose due to purchases of 30 year fixed-rate Agency RMBS securities at higher yields. Higher coupon interest was offset by a $9.6 million increase in net premium amortization due to faster prepayment speeds driven by cuts in the federal funds interest rate over the past twelve months.
Interest income on our commercial and other loans decreased $419,000 during the three months ended March 31, 2020 primarily due to principal payments on commercial loans totaling $7.1 million in 2019.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of March 31, 2020, December 31, 2019, and March 31, 2019.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
15 year fixed-rate Agency RMBS	16.0	12.5	7.1
30 year fixed-rate Agency RMBS	11.9	18.1	4.9
Hybrid ARM Agency RMBS	1.6	28.7	15.7
Non-Agency RMBS	18.4	17.2	8.3
GSE CRT	15.6	20.1	6.6
Weighted average CPR	14.2	18.1	5.7

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands, except share data	2020	2019
Agency RMBS	(20,913)	(12,194)
Agency CMBS	(1,666)	(531)
Non-Agency CMBS	5,058	3,031
Non-Agency RMBS	2,698	3,922
GSE CRT	(1,750)	(1,178)
Net (premium amortization) discount accretion	(16,573)	(6,950)
Net premium amortization increased $9.6 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to faster prepayment speeds on Agency RMBS. Higher premium amortization was partially offset by discount accretion on purchases of non-Agency CMBS over the last twelve months.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
$ in thousands	2020	2019
Interest Expense
Interest expense on repurchase agreement borrowings	89,109	107,726
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,067)	(5,851)
Repurchase agreements interest expense	79,042	101,875
Secured loans	6,646	11,144
Total interest expense	85,688	113,019
We have historically entered into repurchase agreements to finance the majority of our target assets. These agreements are secured by our mortgage-backed and credit risk transfer securities. These agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that have historically moved in close relationship to LIBOR. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time.
Our interest expense on repurchase agreement borrowings decreased $18.6 million for the three months ended March 31, 2020 compared to 2019 due to lower average borrowings and a lower average cost of funds reflecting decreases in the federal funds interest rate. Average borrowings decreased primarily due to repayment of $11.2 billion of repurchase agreements with proceeds from asset sales due to financial market disruption caused by the COVID-19 pandemic as previously discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Average borrowings also decreased due to repayment of $300.0 million of secured loans in February 2020 due to a scheduled maturity.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $10.1 million during the three months ended March 31, 2020 and $5.9 million during the three months ended March 31, 2019. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We increased the amount of gains and losses reclassified as a decrease to interest expense during the three months ended March 31, 2020 by $4.2 million because it is probable that the original forecasted repurchase agreement transactions will not occur by the end of the originally specified time period. During the next twelve months, we estimate that $19.1 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three months ended March 31, 2020, interest expense for our secured loans decreased $4.5 million compared to the same period in 2019 due to lower borrowing rates and repayment of $300.0 million of secured loans in February 2020.

Borrowing rates on our secured loans are based on the three-month FHLB swap rate plus a spread. For the three months ended March 31, 2020, the weighted average borrowing rate on our secured loans was 1.83% as compared to 2.70% for the three months ended March 31, 2019.
Our total interest expense during the three months ended March 31, 2020 decreased $27.3 million from the same period in 2019 primarily due to the $23.1 million decrease in interest expense on repurchase agreements borrowings and secured loans in the 2020 period as discussed above.
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
$ in thousands	2020	2019
Average Borrowings(1):
Agency RMBS (2)	8,521,865	11,664,156
Agency CMBS	3,523,998	1,074,917
Non-Agency CMBS (2)	3,049,547	2,663,941
Non-Agency RMBS	689,249	886,554
GSE CRT	722,179	717,482
Loan participation interest	25,159	41,072
Total average borrowings	16,531,997	17,048,122
Maximum borrowings during the period (3)	23,132,234	18,474,387
Average Cost of Funds (4):
Agency RMBS (2)	2.30%	2.59%
Agency CMBS	2.17%	2.64%
Non-Agency CMBS (2)	2.34%	3.24%
Non-Agency RMBS	2.67%	3.54%
GSE CRT	2.54%	3.49%
Loan participation interest	3.52%	4.15%
Cost of funds	2.07%	2.65%
Effective cost of funds (non-GAAP measure) (5)	2.02%	2.68%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Agency RMBS and non-Agency CMBS average borrowings and average cost of funds include borrowings under repurchase agreements and secured loans.
(3)Amount represents the maximum borrowings at month-end during each of the respective periods.
(4)Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
(5)For a reconciliation of cost of funds to effective cost of funds, see "Non-GAAP Financial Measures."
Total average borrowings decreased $516.1 million in the three months ended March 31, 2020 compared to 2019 primarily because we repaid $11.2 billion of repurchase agreements and $300.0 million of secured loans in the three months ended March 31, 2020 as discussed above. Our average cost of funds decreased 58 basis points for three months ended March 31, 2020 versus 2019 primarily due to decreases in the federal funds rate over the past twelve months.
Our average borrowings for the three months ended March 31, 2020 are not indicative of our future interest expense because we repaid the $11.2 billion of repurchase agreements referred to above during the latter part of March 2020. In addition, we repaid the balance of our repurchase agreements on May 7, 2020 and an additional $512.5 million of secured loans as of April 30, 2020.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
$ in thousands	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	185,536	185,492
Commercial and other loans	1,163	1,582
Total interest income	186,699	187,074
Interest Expense
Interest expense on repurchase agreement borrowings	89,109	107,726
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,067)	(5,851)
Repurchase agreements interest expense	79,042	101,875
Secured loans	6,646	11,144
Total interest expense	85,688	113,019
Net interest income	101,011	74,055
Net interest rate margin	2.12%	1.26%
Our net interest income, which equals interest income less interest expense, totaled $101.0 million (March 31, 2019: $74.1 million) for the three months ended March 31, 2020. The increase in net interest income for the three months ended March 31, 2020 was primarily due to a lower cost of funds driven by cuts in the federal funds interest rate as discussed above.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.12% (March 31, 2019: 1.26%) for the three months ended March 31, 2020. The increase in net interest rate margin for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to decreases in the federal funds rate throughout 2019 that had a greater impact on our average cost of funds than on our average earning asset yields. Our cost of funds on all of our borrowings is influenced by changes in short term interest rates, whereas approximately 86% of the Company’s investments were fixed rate assets as of March 31, 2020.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
$ in thousands	2020	2019
Net realized gains (losses) on sale of investments	(4,285)	(11,115)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(78,834)	—
Other-than-temporary impairment losses	—	(1,776)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(514,503)	280,039
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	(152,369)	1,234
Net unrealized gains (losses) on commercial loan and loan participation interest	(5,492)	—
Total gain (loss) on investments, net	(755,483)	268,382

As previously discussed, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic during the three months ended March 31, 2020. To generate liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $16.2 billion (March 31, 2019: $734.8 million) and realized net losses of $4.3 million (March 31, 2019: net losses of $11.1 million). A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls on March 23, 2020.
We recorded $78.8 million of impairment on non-Agency RMBS and CMBS securities during the three months ended March 31, 2020 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We still held these securities as of March 31, 2020. We assess our investment securities for credit losses and impairment on a quarterly basis. For additional information regarding our accounting policy for credit losses and impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report.
We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2020, $5.3 billion (December 31, 2019: $17.4 billion) or 65% (December 31, 2019: 80%) of our MBS and GSE CRT are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option declined as of March 31, 2020 due to sales of securities accounted for under the fair value option during the three months ended March 31, 2020.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $514.5 million in the three months ended March 31, 2020 compared to net unrealized gains of $280.0 million in the three months ended March 31, 2019. Net unrealized losses in the three months ended March 31, 2020 reflect lower interest rates and wider interest rate spreads on our Agency and non-Agency assets. We also recorded net unrealized losses on our GSE CRT portfolio accounted for under the fair value option of $152.4 million in the three months ended March 31, 2020 compared to net unrealized gains of $1.2 million in the three months ended March 31, 2019. Net unrealized losses in the three months ended March 31, 2020 reflect declines in valuations due to wider interest rate spreads.
We recorded an unrealized loss of $3.8 million on our loan participation interest and an unrealized loss of $1.7 million on our commercial loan in the three months ended March 31, 2020. We valued our loan participation interest based on the price that we sold the participation interest for on April 1, 2020. We valued our commercial loan based upon a valuation from an independent pricing service.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2020, we recorded equity in earnings of unconsolidated ventures of $170,000 (March 31, 2019: equity in earnings of $692,000). We recorded equity in earnings for the three months ended March 31, 2020 and 2019 primarily due to realized and unrealized gains on the underlying portfolio investments.
Gain (Loss) on Derivative Instruments, net
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate repurchase agreements and secured loans. To accomplish these objectives, we primarily use interest rate derivative instruments, including interest rate swaps and U.S. Treasury futures contracts as part of our interest rate risk management strategy.
We also use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our unconsolidated joint venture investment denominated in Euros.
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	484	—	49	533
Total	(904,220)	11,924	(18,483)	(910,779)

$ in thousands	Three Months Ended March 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(165,884)	4,509	12,991	(148,384)
Futures Contracts	(66,688)	—	12,944	(53,744)
Currency Forward Contracts	185	—	483	668
Total	(232,387)	4,509	26,418	(201,460)

During the three months ended March 31, 2020, we terminated existing swaps with a notional amount of $107.7 billion and entered into new swaps with a notional amount of $93.7 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We did not have any interest rate swap contracts as of March 31, 2020. We terminated all of our remaining interest rate swaps in March 2020 as we positioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million for the three months ended March 31, 2020, respectively, on interest rate swaps primarily due to falling interest rates.
As of December 31, 2019, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of December 31, 2019
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	14,000,000	1.47%	1.79%	5.2

We were not a party to any futures contracts in the three months ended March 31, 2020. During the three months ended March 31, 2019, we settled futures contracts with a notional amount of $1.7 billion. We realized a net loss of $66.7 million on the settlement of futures contracts for the three months ended March 31, 2019 due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
$ in thousands	2020	2019
GSE CRT embedded derivative coupon interest	4,718	5,350
Gain (loss) on settlement of GSE CRT embedded derivatives	2,283	—
Change in fair value of GSE CRT embedded derivatives	(40,053)	2,534
Total realized and unrealized credit derivative income (loss), net	(33,052)	7,884
In the three months ended March 31, 2020, we recorded a decrease of $40.9 million in realized and unrealized credit derivative income (loss), net compared to the same periods in 2019. The decrease was primarily driven by a decline in the fair value of our GSE CRT embedded derivatives in the three months ended March 31, 2020 as asset prices dropped due to spread widening.

Net Loss on Extinguishment of Debt
As discussed in Note 7 - "Borrowings" of our condensed consolidated financial statements include in Part I. Item 1. of this report on Form 10-Q, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements between March 23, 2020 and March 31, 2020. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt in our condensed consolidated statement of operations.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2020 and 2019 primarily consists of quarterly dividends from FHLBI stock. We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.

Expenses

We incurred management fees of $11.0 million (March 31, 2019: $9.5 million) for the three months ended March 31, 2020. Management fees increased for the three months ended March 31, 2020 compared to the same period in 2019 due to a higher management fee base. Our management fees are calculated quarterly in arrears. Our management fee will be lower in the three months ended June 30, 2020 because the majority of realized losses on our derivative contracts and unrealized losses on our investments due to spread widening did not occur until March 2020. Realized losses on sales of investments in the three months ended June 30, 2020 will further reduce the management fee base in the three months ended September 30, 2020. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $3.1 million (March 31, 2019: $2.3 million) for the three months ended March 31, 2020. General and administrative expenses primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were higher for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $1.1 million.
Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2020, our net loss attributable to common stockholders was $1.6 billion (March 31, 2019: $127.7 million net income attributable to common stockholders) or $10.38 basic and diluted net loss per average share available to common stockholders (March 31, 2019: $1.05 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on derivative instruments of $910.8 million in the 2020 period compared to net losses on derivative instruments of $201.5 million in the 2019 period; (ii) a net loss on investments of $755.5 million in the 2020 period compared to a net gains on investments of $268.4 million in the 2019 period; (iii) credit derivative net losses of $33.1 million in the 2020 period compared to credit derivative net income of $7.9 million in the 2019 period; and (iv) a $27.0 million increase in net interest income.
For further information on the changes in net gains (loss) on derivative instruments, net gain (loss) on investments, realized and unrealized credit derivative income (loss), net and net interest income, see preceding discussion under "Gain (Loss) on Derivative Instruments, net," "Gain (Loss) on Investments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Net Interest Income."

Non-GAAP Financial Measures
We have historically used the following non-GAAP financial measures to analyze the Company's operating results and believe these financial measures are useful to investors in assessing our performance as further discussed below:
•core earnings (and by calculation, core earnings per common share),
•effective interest income (and by calculation, effective yield),
•effective interest expense (and by calculation, effective cost of funds),
•effective net interest income (and by calculation, effective interest rate margin), and
•repurchase agreement debt-to-equity ratio.
The most directly comparable U.S. GAAP measures are:
•net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share),
•total interest income (and by calculation, earning asset yields),
•total interest expense (and by calculation, cost of funds),
•net interest income (and by calculation, net interest rate margin), and
•debt-to-equity ratio.
We are not presenting core earnings for the three months ended March 31, 2020 ("first quarter 2020 core earnings") because core earnings excludes the material adverse impact that the market disruption caused by the COVID-19 pandemic has had on our financial condition. In addition, first quarter 2020 core earnings are not indicative of the reduced earnings potential of our current investment portfolio. We intend to resume reporting core earnings when its presentation provides a useful measure of our portfolio’s earning capacity.

We are also not presenting a repurchase agreement debt-to-equity ratio because this ratio as of March 31, 2020 is not indicative of how we have historically managed our business prior to the market disruption caused by the COVID-19 pandemic. In addition, we do not have any repurchase agreements as of the date of this release.
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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	186,699	4.19%	187,074	3.91%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	4,718	0.10%	5,350	0.11%
Effective interest income	191,417	4.29%	192,424	4.02%

Our effective interest income decreased $1.0 million in the three months ended March 31, 2020 versus the same period in 2019 due to lower average earning assets. Our average earning assets decreased to $17.8 billion for the three months ended March 31, 2020 from $19.2 billion primarily because we sold MBS and GSE CRTs in March 2020 for cash proceeds of $16.2 billion due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	85,688	2.07%	113,019	2.65%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	10,067	0.24%	5,851	0.14%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(11,924)	(0.29)%	(4,509)	(0.11)%
Effective interest expense	83,831	2.02%	114,361	2.68%

Our effective interest expense and effective cost of funds decreased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to lower interest expense paid on our repurchase agreements as well as higher net interest income earned on our interest rate swaps. We paid interest expense of $85.7 million during the three months ended March 31, 2020 compared to $113.0 million for the same period in 2019 due to lower average borrowings and a lower federal funds target interest rate. We earned contractual net interest income on interest rate swaps of $11.9 million during the three months ended March 31, 2020 compared to $4.5 million for the same period in 2019. Our higher contractual net interest income on interest rate swaps was driven by falling interest rates. For further information on interest expense and cost of funds, see the preceding discussion under "Interest Expense and Cost of Funds".

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	101,011	2.12%	74,055	1.26%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,067)	(0.24)%	(5,851)	(0.14)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	4,718	0.10%	5,350	0.11%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	11,924	0.29%	4,509	0.11%
Effective net interest income	107,586	2.27%	78,063	1.34%

Effective net interest income and effective interest rate margin for the three months ended March 31, 2020 increased from the same period in 2019 primarily due to lower average borrowings, lower effective interest expense driven by cuts in the federal funds interest rate and higher contractual net interest income on interest rate swaps as previously discussed.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and fund other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common and preferred equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
The COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. Under the terms of our repurchase agreements and secured loans, our lenders have the contractual right to mark the underlying securities that we post as collateral to fair value as determined in their sole discretion. In addition, our lenders have the contractual right to increase the "haircut", or percentage amount by which collateral value must exceed the amount of borrowings, as market conditions become more volatile. As a result of significant spread widening in both Agency and non-Agency securities in March 2020, valuations of our portfolio assets declined sharply in a short period of time, leading to an exceptional increase in the frequency and magnitude of margin calls. Additionally, our lenders raised required haircuts on our collateral for new repurchase agreements, driving further liquidity needs. We sold portfolio assets in order to generate liquidity, in many cases at significantly distressed market prices. These events have required us to maintain higher levels of cash and unencumbered assets. See Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Other Information - Item 1A. Risk Factors in this Quarterly Report for more information on how the COVID-19 pandemic has impacted and may continue to impact our liquidity and capital resources.
We held cash, cash equivalents and restricted cash of $365.0 million at March 31, 2020 (March 31, 2019: $83.5 million). As previously discussed, we increased our cash, cash equivalents and restricted cash balances at March 31, 2020 to improve our liquidity in light of market disruption created by the COVID-19 pandemic. Our operating activities provided net cash of $110.0 million for the three months ended March 31, 2020 (March 31, 2019: $68.4 million).
Our investing activities provided net cash of $11.6 billion in the three months ended March 31, 2020 compared to net cash used by investing activities of $3.5 billion in the three months ended March 31, 2019. Our primary source of cash from investing activities for the three months ended March 31, 2020 was proceeds from sales of MBS and GSE CRTs of $16.2 billion (March 31, 2019: $734.8 million) to improve liquidity. We also generated $636.5 million from principal payments of MBS and GSE CRTs during the three months ended March 31, 2020 (March 31, 2019: $300.2 million). Prior to disruption in the financial markets caused by the COVID-19 pandemic, we invested $4.4 billion in MBS and GSE CRTs during the three months ended March 31, 2020 (2019: $4.3 billion). We used cash of $904.2 million to terminate derivative contracts in the three months ended March 31, 2020 (March 31, 2019: $232.4 million) as we sold our Agency securities and our sensitivity to interest rates decreased.

Our financing activities used net cash of $11.6 billion for the three months ended March 31, 2020 primarily because we repaid our repurchase agreement borrowings with proceeds from asset sales (2019: net cash provided by financing activities of $3.4 billion). We repaid net repurchase agreement borrowing of $11.2 billion (March 31, 2019: net proceeds provided $3.2 billion). In addition, we repaid $300.0 million of secured loans from the FHLBI upon their maturity on February 11, 2020. We also used cash of $74.8 million for the three months ended March 31, 2020 (March 31, 2019: $58.0 million) to pay dividends. Proceeds from issuance of common stock provided $347.3 million for the three months ended March 31, 2020 (March 31, 2019: $259.0 million).
As of March 31, 2020, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also referred to as the "haircut") under our repurchase agreements was 5.2% for Agency RMBS, 5.4% for Agency CMBS, 17.1% for non-Agency RMBS, 20.7% for GSE CRT and 21.0% for non-Agency CMBS. Across our repurchase agreement facilities, the haircuts ranged from a low of 5.0% to a high of 8.0% for Agency RMBS, a low of 5.0% to a high of 10.0% for Agency CMBS, a low of 8.0% to a high of 35.0% for non-Agency RMBS, a low of 13.0% to a high of 50.0% for GSE CRT and a low of 10.0% to a high of 40.0% for non-Agency CMBS. Our repurchase agreement counterparties increased haircuts during the three months ended March 31, 2020 as financial conditions deteriorated and the fair value of our securities became more difficult to determine.
Forward-Looking Statements Regarding Liquidity
As previously discussed, we repaid all of our repurchase agreement borrowings on May 7, 2020 and reduced the balance of our secured loans from $1.35 billion at March 31, 2020 to $837.5 million as of May 31, 2020.
As of May 31, 2020, our investment portfolio is primarily composed of credit assets that are financed by FHLBI. Our secured loans are due by December 2020, and we intend to repay FHLBI with proceeds from sales of assets that are currently collateralizing our secured loans.
We have approximately $540 million of unencumbered securities as of May 31, 2020 and unrestricted cash of $272.5 million. We intend to finance the purchase of new Agency investments with a moderate amount of repurchase agreement borrowings or other financing arrangements. We will determine the amount of leverage on new investments based upon the type of investment and market conditions at the time of investment.
Based upon our current portfolio, existing borrowing arrangements and anticipated proceeds from sales of assets that are currently collateralizing our secured loans, we believe that cash flow from operations, and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our required distributions to stockholders and fund other general corporate expenses.
Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing. We may increase our capital resources by obtaining long-term credit facilities or through public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, senior or subordinated notes and convertible notes. Such financing will depend on market conditions for capital raises and our ability to invest such offering proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.
Contractual Obligations
We have entered into an agreement with our Manager under which our Manager is entitled to receive a management fee and the reimbursement of certain operating expenses incurred on our behalf. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholders’ equity, per annum. Refer to Note 11 - "Related Party Transactions" of our condensed consolidated financial statements for additional information on how our management fee is calculated. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of those individuals are also our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for details of our reimbursements to our Manager.

As of March 31, 2020, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements (1)	6,287,746	6,287,746	—	—	—
Secured loans (2)	1,350,000	100,000	—	—	1,250,000
Interest expense on repurchase agreements (3)	11,596	11,596	—	—	—
Interest expense on secured loans (2) (3)	84,800	33,343	30,936	19,594	927
Total (4)	7,734,142	6,432,685	30,936	19,594	1,250,927

(1)We repaid all of our repurchase agreements as of May 7, 2020.
(2)The FHLBI modified the terms of our secured loans in the second quarter of 2020 as discussed in Note 15 - "Subsequent Events". The balance of our secured loans is due by December 2020.
(3)Interest expense is calculated based on variable rates in effect at March 31, 2020.
(4)Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
The above table does not include total commitments of approximately $510.2 million to fund the purchase of Agency CMBS securities because those securities are reported as an investment related payable in our condensed consolidated balance sheet as of March 31, 2020. We have sold our Agency CMBS holdings as of the filing date of this Quarterly Report.
Off-Balance Sheet Arrangements
We have committed to invest up to $125.1 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2020, $118.7 million of our commitment to these unconsolidated ventures had been called. We are committed to fund $6.4 million in additional capital to fund future investments and cover future expenses should they occur.
As of March 31, 2020, we had an unfunded commitment on a loan participation interest in a secured loan of $49.6 million. We sold our loan participation interest on April 1, 2020 and no longer have any future financing commitments related to this loan participation interest.
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – “Stockholders' Equity” of our annual report on Form 10-K for the year ended December 31, 2019.
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

Exposure to Financial Counterparties
We historically finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide cash collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty including any accrued interest receivable on such collateral exceeded the amount loaned to us by the counterparty plus interest due to the counterparty.
As of March 31, 2020, two counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $70.5 million, or 5% of our stockholders' equity. We repaid all of our repurchase agreement borrowings in May 2020 and do not have any repurchase agreement borrowings as of the filing date of this Quarterly Report.
The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2020.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	10	3,763,424	440,519
Europe (excluding United Kingdom)	5	1,140,260	137,350
Asia	3	447,803	43,529
United Kingdom	4	936,259	115,482
Total	22	6,287,746	736,880

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2020, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2020.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). (“percentage tests”). The SEC staff has issued a “no-action” letter in which it confirmed that it would not recommend enforcement action if an issuer continues to rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act if the issuer does not meet the percentage tests if: (1) the inability to meet those tests is the result of the sale of an underlying asset; (2) proceeds from the sale are invested in government securities, certificates of deposit, or other securities appropriate for the purpose of preserving value pending the investment of the proceeds in assets that meet the percentage tests; and (3) the issuer intends to purchase assets that meet the percentage tests as soon as possible but generally within one year. (Medidentic Mortgage Investors, SEC No-Action Letter (May 23, 1984)). In light of this analysis, we believe that as of March 31, 2020, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk associated with the COVID-19 pandemic, see Item Part II. Item 1A - Risk Factors of this Quarterly Report.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements, futures, and TBAs.
The COVID-19 pandemic caused significant dislocations in financial markets, including the interest rates market. In March 2020, the Federal Open Market Committee lowered the Federal Funds target range to 0 to 0.25%. We currently do not have any interest rate hedges in place given our expectation that normal correlations between hedging instruments and portfolio assets would not follow historical patterns. We intend to resume interest rate hedging activity when normal market correlations resume in the fixed income markets.
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
Uncertainties related to the COVID-19 pandemic caused credit spreads to widen significantly in the second half of March 2020. Unprecedented government responses, including fiscal stimulus, monetary policy actions, and various purchase and financing programs have had and will continue to impact credit spreads.
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
Historically low interest rates, high interest rate volatility, uncertainties related to government polices on mortgage finance in response to the COVID-19 pandemic, social distancing, and other factors have made it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
The COVID-19 pandemic and related preventative measures have caused unprecedented volatility and illiquidity in fixed income markets. The amount of financing we receive under our repurchase agreements is directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. As a result, if these market conditions persist, margin call risk remains elevated and our operating results and financial condition may be materially impacted.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2020, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(22.47)%	(3.62)%
+0.50%	(10.87)%	(1.80)%
-0.50%	11.17%	1.66%
-1.00%	23.16%	2.72%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2020. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at March 31, 2020, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
Credit Risk
We retain the risk of potential credit losses on all our residential and commercial mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
The conditions related to the COVID-19 pandemic have adversely affected the fundamentals of many of our portfolio investments. The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage real estate-related assets. Further, in light of the COVID-19 pandemic’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear or further forbear payment on or refinance their mortgage loans to avail themselves of lower rates. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets resulting in potential delinquencies, defaults or declines in asset values. In many instances, tenants are foregoing rent payments or seeking forbearance. As a result, loans may experience increased delinquencies and defaults, which could impact the fundamental performance of our mortgage-backed securities. Further, we expect credit rating agencies to reassess transactions that are negatively impacted by these adverse changes. This may result in our investments being downgraded by credit rating agencies.

Foreign Exchange Rate Risk
We have an investment of €14.1 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:
•monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•exploring options to obtain financing arrangements that are not marked to market
•using hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of our target assets and our borrowings; and
•actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our target assets and the interest rate indices and adjustment periods of our financings.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any such legal proceedings.
ITEM 1A.  RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than those risks related to the COVID-19 pandemic as described below. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

The global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the U.S. economy, the mortgage REIT industry and our business.

The COVID-19 pandemic and the related preventative measures are causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. Many businesses, particularly smaller ones within the service-sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims have dramatically risen at unprecedented rates. Other economic activity, including retail sales and industrial production, have slowed as well. Current forecasts of economic activity suggest a meaningful economic contraction in the first half of 2020, with the potential for some economic recovery later in the year. However, the pace, timing and strength of any recovery are still unknown and difficult to predict.

Beginning in the first quarter of 2020, particularly in March, the COVID-19 pandemic began to adversely affect the mortgage REIT industry generally. In addition to negative general economic conditions, the impact of COVID-19 caused severe volatility across asset classes, including mortgage-related assets. Forced sales of the securities and other assets that secure repurchase and other financing arrangements due to drops in fair market value of such collateral have been, and may continue to be, on terms less favorable than might otherwise be available in a regularly functioning market and have, and may continue to generate higher than historical levels of margin calls.

The conditions related to the COVID-19 pandemic discussed above have also adversely affected our business and we expect these conditions to continue during 2020. The significant decrease in economic activity and/or resulting decline in the real estate market could have an adverse effect on the value of our investments in mortgage real estate-related assets. Further, in light of the COVID-19 pandemic’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear or further forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage related assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets resulting in potential delinquencies, defaults or declines in asset values. To the extent current conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. The continued spread of COVID-19 could also negatively impact the availability of our Manager’s key personnel necessary to conduct our business.

In response to the COVID-19 pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis maturing short-term financings and have and may continue to impose less favorable conditions when rolling such financings. If we are not able to renew or roll our repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly lower prices and at inopportune times, which could cause significant losses, and may also force us to limit our asset acquisition activities.

Issues related to financing are heightened in times of significant volatility in the financial markets, such as those being experienced now in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls or increased haircuts and to maintain adequate liquidity, which could cause significant losses.

As a result of the ongoing COVID-19 pandemic, during the first quarter of 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to post cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls had and could have in the future a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and caused and could cause in the future the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. If these trends continue, it will continue to have a negative adverse impact on our liquidity.

Our ability to make distributions to our stockholders has been and may continue to be adversely affected by the COVID-19 pandemic.

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, in the second quarter of 2020, our board of directors reduced our quarterly cash dividend on our shares of common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, real estate or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

Additionally, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs, such as us to pay dividends in a mixture of stock and cash, with at least 10% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, we have elected and may elect again in the future to make distributions of our taxable income to common stockholders in a mixture of our common stock and cash. As a result, common stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S.

stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

We have experienced, and may continue to, experience significant changes in our portfolio during times of severe market disruption in the mortgage, real estate or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

Consistent with current market conditions related to the COVID-19 pandemic and our intention to enhance our liquidity and strengthen our cash position, during the first quarter of 2020 we have reduced leverage and taken other steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment, which could adversely affect our business.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, which have and may continue to adversely affect our business. We have experienced historically larger spreads to benchmark rates in the repurchase markets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to the COVID-19 pandemic, significant government programs, stimulus plans as well as government purchase and finance programs have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear what the impact of these actions will be and how long they will continue to drive the interest rate environment. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. With respect to our hedging activities, we terminated all of our remaining interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic and reduced our exposure to interest rate risk. However, we anticipate utilizing hedges in future quarters.

Market disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.

As discussed in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, market-based inputs are generally the preferred source of values for purposes of measuring the fair value of many of our assets under U.S. GAAP. The markets for our investments have experienced, and continue to experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the ongoing COVID-19 pandemic, which has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of many of our assets under U.S. GAAP. In the absence of market inputs, U.S. GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by the COVID-19 pandemic and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for our management to formulate assumptions to measure the fair value of certain of our assets.

The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock and preferred stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We have experienced, and may experience in the future, a decline in the fair value of our investments as a result of the COVID-19 pandemic, which could materially and adversely affect us.

During the quarter ended March 31, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of the COVID-19 pandemic may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 could disrupt our operations.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, a significant portion of our Manager’s employees are working remotely. If our Manager’s employees are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, and could lead to material adverse declines in the market values of our assets, illiquidity in our investment and financing markets and negatively impact our ability to effectively conduct our business.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020, we did not repurchase any shares of our common stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No disclosure required. Please see the Company’s Form 8-Ks filed with the Securities and Exchange Commission on March 24, 2020, March 26, 2020, April 7, 2020, April 17, 2020 and May 11, 2020.
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

INVESCO MORTGAGE CAPITAL INC.

June 22, 2020	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

June 22, 2020	By:	/s/ R. Lee Phegley, Jr.
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