Form 10-Q
period 2020-06-30
Invesco Mortgage Capital Inc.
filed 2020-08-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 31, 2020, there were 181,327,368 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020; June 30, 2020; March 31, 2019 and June 30, 2019	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	60

PART II OTHER INFORMATION		61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	66

PART I
ITEM 1.  FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	June 30, 2020	December 31, 2019
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $1,070,928 and $21,132,742, respectively)	1,584,158	21,771,786
Cash and cash equivalents	270,161	172,507
Restricted cash	1,409	116,995
Due from counterparties	—	32,568
Investment related receivable	14,232	67,976
Derivative assets, at fair value	—	18,533
Other assets (including pledged security of $44,654 as of December 31, 2019)	79,512	166,180
Total assets	1,949,472	22,346,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	—	17,532,303
Secured loans	740,000	1,650,000
Derivative liabilities, at fair value	507	352
Dividends payable	6,339	74,841
Investment related payable	31,500	99,561
Accrued interest payable	167	43,998
Collateral held payable	—	170
Accounts payable and accrued expenses	2,606	1,560
Due to affiliate	10,561	11,861
Total liabilities	791,680	19,414,646
Commitments and contingencies (See Note 14)
Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 181,327,368 and 144,256,357 shares issued and outstanding, respectively	1,813	1,443
Additional paid in capital	3,313,801	2,892,652
Accumulated other comprehensive income	106,348	288,963
Retained earnings (distributions in excess of earnings)	(2,827,494)	(814,483)
Total stockholders’ equity	1,157,792	2,931,899
Total liabilities and stockholders' equity	1,949,472	22,346,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share amounts	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	29,628	200,737	215,164	386,229
Commercial and other loans	545	1,484	1,708	3,066
Total interest income	30,173	202,221	216,872	389,295
Interest Expense
Repurchase agreements (1)	(1,270)	117,978	77,772	219,853
Secured loans	1,712	11,258	8,358	22,402
Total interest expense	442	129,236	86,130	242,255
Net interest income	29,731	72,985	130,742	147,040
Other Income (loss)
Gain (loss) on investments, net	(306,366)	302,182	(1,061,849)	570,564
Equity in earnings (losses) of unconsolidated ventures	318	702	488	1,394
Gain (loss) on derivative instruments, net	(343)	(344,733)	(911,122)	(546,193)
Realized and unrealized credit derivative income (loss), net	(2,738)	(2,438)	(35,790)	5,446
Net gain (loss) on extinguishment of debt	3,701	—	(1,107)	—
Other investment income (loss), net	731	1,007	1,534	2,036
Total other income (loss)	(304,697)	(43,280)	(2,007,846)	33,247
Expenses
Management fee – related party	9,793	9,370	20,746	18,904
General and administrative	4,080	1,999	7,181	4,257
Total expenses	13,873	11,369	27,927	23,161
Net income (loss)	(288,839)	18,336	(1,905,031)	157,126
Dividends to preferred stockholders	11,106	11,106	22,213	22,213
Net income (loss) attributable to common stockholders	(299,945)	7,230	(1,927,244)	134,913
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.80)	0.06	(11.91)	1.08
Diluted	(1.80)	0.06	(11.91)	1.08
(1)Negative interest expense on repurchase agreements for the three months ended June 30, 2020 consists of $3.2 million of current period interest expense on repurchase agreements and $4.5 million of amortization of net deferred gains on de-designated interest rate swaps. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Net income (loss)	(288,839)	18,336	(1,905,031)	157,126
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(53,271)	47,188	(239,876)	99,537
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	34,782	(121)	71,739	10,026
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(4,503)	(5,916)	(14,570)	(11,767)
Currency translation adjustments on investment in unconsolidated venture	(388)	(320)	92	(596)
Total other comprehensive income (loss)	(23,380)	40,831	(182,615)	97,200
Comprehensive income (loss)	(312,219)	59,167	(2,087,646)	254,326
Less: Dividends to preferred stockholders	(11,106)	(11,106)	(22,213)	(22,213)
Comprehensive income (loss) attributable to common stockholders	(323,325)	48,061	(2,109,859)	232,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020 and June 30, 2020
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net loss	—	—	—	—	—	—	—	—	—	—	(1,616,192)	(1,616,192)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(159,235)	—	(159,235)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	20,700,000	207	346,819	—	—	347,026
Stock awards	—	—	—	—	—	—	10,000	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(82,483)	(82,483)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	131	—	—	131
Balance at March 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	164,966,357	1,650	3,239,602	129,728	(2,523,923)	1,410,381
Net loss	—	—	—	—	—	—	—	—	—	—	(288,839)	(288,839)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(23,380)	—	(23,380)
Stock awards	—	—	—	—	—	—	22,500	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	16,338,511	163	74,071	—	(3,626)	70,608
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,106)	(11,106)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	128	—	—	128
Balance at June 30, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	181,327,368	1,813	3,313,801	106,348	(2,827,494)	1,157,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2020	2019
Cash Flows from Operating Activities
Net income (loss)	(1,905,031)	157,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	9,967	13,800
Realized and unrealized (gain) loss on derivative instruments, net	923,046	558,227
Realized and unrealized (gain) loss on credit derivatives, net	41,635	5,204
(Gain) loss on investments, net	1,061,849	(570,564)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	243	(1,394)
Other amortization	(14,311)	(11,505)
Net (gain) loss on extinguishment of debt	1,107	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	54,567	(10,769)
Increase (decrease) in operating liabilities	(42,459)	16,877
Net cash provided by operating activities	130,613	157,002
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(4,953,645)	(5,644,867)
(Contributions to) distributions from investments in unconsolidated ventures, net	2,601	(865)
Change in other assets	40,846	7,096
Principal payments from mortgage-backed and credit risk transfer securities	690,085	760,639
Proceeds from sale of mortgage-backed and credit risk transfer securities	23,119,928	1,670,394
Payment on the sale of credit derivatives	(14,131)	—
Settlement (termination) of futures, currency forwards and interest rate swaps, net	(904,358)	(539,626)
Redemption of Federal Home Loan Bank of Indianapolis stock	36,562	—
Net change in due from counterparties and collateral held payable on derivative instruments	(170)	(9,435)
Principal payments from commercial loans held-for-investment	136	7,261
Net cash provided by (used in) investing activities	18,017,854	(3,749,403)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	347,127	266,878
Principal repayments of secured loans	(910,000)	—
Proceeds from repurchase agreements	45,808,912	54,344,320
Principal repayments of repurchase agreements	(63,342,322)	(50,872,638)
Net change in due from counterparties and collateral held payable on repurchase agreements	32,568	—
Payments of deferred costs	(94)	(87)
Payments of dividends	(102,590)	(126,798)
Net cash provided by (used in) financing activities	(18,166,399)	3,611,675
Net change in cash, cash equivalents and restricted cash	(17,932)	19,274
Cash, cash equivalents and restricted cash, beginning of period	289,502	135,617
Cash, cash equivalents and restricted cash, end of period	271,570	154,891
Supplement Disclosure of Cash Flow Information
Interest paid	144,530	236,649
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(168,137)	109,563
Dividends declared not paid	6,339	60,671
Increase (decrease) in Agency CMBS purchase commitments	(99,557)	246,709
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	29,477	(17,740)
Dividend paid in common stock	74,234	—
Offering costs not paid	(101)	(171)
Net change in repurchase agreements, not settled	—	899
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
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the "Investment Company" definition under the Investment Company Act of 1940.
During the six months ended June 30, 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic that resulted in a material adverse change in our financial condition. In the three and six months ended June 30, 2020, we recorded a net loss of $299.9 million and $1.9 billion, respectively. Our stockholders' equity declined from $2.9 billion as of December 31, 2019 to $1.2 billion as of June 30, 2020.
Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties in the latter half of March 2020. As a result, we were unable to meet margin calls and were not in compliance with the terms of our various borrowings arrangements as of March 31, 2020 as described in Note 6 - "Borrowings". To generate liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $23.1 billion and repaid $17.5 billion of our repurchase agreements and $910.0 million of Federal Home Loan Bank of Indianapolis "FHLBI" secured loans during the six months ended June 30, 2020. Our investment portfolio decreased from $21.9 billion as of December 31, 2019 to $1.6 billion as of June 30, 2020 primarily due to these asset sales. We also terminated our entire interest rate swap portfolio as our exposure to interest rate risk decreased as we sold Agency assets.
While the Federal Reserve has taken a number of proactive measures to bolster liquidity, we expect market conditions for the mortgage REIT industry to continue to be challenging due to the uncertainty around the duration and ultimate impact of the COVID-19 pandemic.
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
Mortgage-Backed and Credit Risk Transfer Securities
Allowances for Credit Losses on Available-For-Sale Securities
We are not required to measure expected credit losses for situations in which historic credit loss information, adjusted for current conditions and reasonable and supportable forecasts, results in an expectation that nonpayment of the amortized cost basis is zero. We consider our Agency portfolio to have zero loss expectation because (i) there have been no historical credit losses, (ii) full and timely payment of principal and interest is guaranteed by the GSEs and (iii) the yields, while not risk free, generally trade based on prepayment and liquidity risk as opposed to credit risk. Our available-for-sale GSE CRTs are hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. The embedded credit derivative is carried at fair value with changes in fair value reported in earnings.
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
We record an allowance for credit losses as a contra-asset on the condensed consolidated balance sheets and a provision for credit losses in the condensed consolidated statements of operations. Credit losses are accreted into earnings over time at the effective interest rate used to recognize interest income. Subsequent favorable or adverse changes in the amount of expected credit losses are recognized immediately in earnings. If the allowance for credit losses has been reduced to zero, we reflect the remaining favorable changes as a prospective adjustment to the effective interest rate of the investment. The allowance for credit losses is limited to the amount by which the investment’s amortized cost exceeds fair value. When the allowance for credit losses is limited, the effective interest rate used to recognize interest income and accrete credit losses is prospectively adjusted. We do not record an allowance for credit losses when an investment’s fair value exceeds its amortized cost. Recoveries of amounts previously written off relating to improvements in cash flows are recognized in earnings when received. We record provisions for credit losses, reductions in provisions for credit losses, accretion of credit losses, and recoveries of amounts previously written off within gain (loss) on investments, net in our condensed consolidated statements of operations.
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
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. We elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to those securities purchased prior to election of the fair value option and held on January 1, 2020. For further information on the composition of our investment portfolio, see Note 4 - "Mortgage Backed and Credit Risk Transfer Securities". During the three and six months ended June 30, 2020, we recorded $6.3 million and $85.1 million, respectively, of impairment on non-Agency securities that we intend to sell or more likely than not will be required to sell before we recover the amortized cost basis of the security. We recorded the impairment within gain (loss) on investments, net in our condensed consolidated statements of operations. As of June 30, 2020, we have not recorded a credit loss allowance on any of our securities.
We had one commercial loan as of December 31, 2019 that was measured at amortized cost. We implemented the new guidance for this loan by electing the fair value option and recording a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recognized $785,000 and $2.5 million of unrealized losses on our commercial loan in our condensed consolidated statement of operations during the three and six months ended June 30, 2020, respectively.
Accounting Pronouncements Recently Issued
In March 2020, new accounting guidance was issued for evaluating the effects of reference rate reform on financial reporting. The new guidance provides temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference London Interbank Overnight Financing Rate "LIBOR" or another reference rate that is expected to be discontinued due to reference rate reform. The guidance may be adopted on or after March 12, 2020 and is only effective for the period from March 12, 2020 through December 31, 2022. We have not yet adopted this guidance and are currently evaluating what impact the guidance will have on our consolidated financial statements.

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at June 30, 2020 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	1,457,915	1,457,915
Non-Agency RMBS	14,404	14,404
Investments in unconsolidated ventures	19,246	19,246
Total	1,491,565	1,491,565
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
As discussed in Note 1 - "Organization and Business Operations", we sold MBS and GSE CRTs for cash proceeds of $23.1 billion during the six months ended June 30, 2020 to generate liquidity and reduce leverage given unprecedented market conditions as a result of the COVID-19 pandemic.
The following tables summarize our MBS and GSE CRT portfolio by asset type as of June 30, 2020 and December 31, 2019.

June 30, 2020
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
15 year fixed-rate	2,946	66	3,012	113	3,125	3.31%
30 year fixed-rate	6,113	261	6,374	454	6,828	4.35%
Total Agency RMBS pass-through	9,059	327	9,386	567	9,953	4.01%
Agency-CMO (2)	22,087	(22,087)	—	—	—	—%
Non-Agency CMBS	1,491,783	(34,021)	1,457,762	153	1,457,915	5.50%
Non-Agency RMBS (3)(4)(5)	1,126,569	(1,106,684)	19,885	(5,481)	14,404	4.09%
GSE CRT (6)	112,252	2,430	114,682	(12,796)	101,886	1.34%
Total	2,761,750	(1,160,035)	1,601,715	(17,557)	1,584,158	5.17%

(1)Period-end weighted average yield is based on amortized cost as of June 30, 2020 and incorporates future prepayment and loss assumptions.
(2)Agency collateralized mortgage obligation ("Agency-CMO") includes interest-only securities ("Agency IO"), which represent 100.0% of principal/notional balance, 0.0% of amortized cost and 0.0% of fair value.
(3)Non-Agency RMBS is 66.5% fixed rate, 32.7% variable rate, and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.3 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 99.1% of principal/notional balance, 69.8% of amortized cost and 50.4% of fair value.
(6)GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.

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
(2)Agency-CMO includes Agency IO, which represent 56.3% of principal (notional) balance, 6.4% of amortized cost and 6.4% of fair value.
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of June 30, 2020 and December 31, 2019. We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of June 30, 2020 and December 31, 2019, approximately 15% and 80%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option declined as of June 30, 2020 due to sales of securities accounted for under the fair value option during the six months ended June 30, 2020.

	June 30, 2020			December 31, 2019
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	3,125	—	3,125	98,666	193,748	292,414
30 year fixed-rate	4,232	2,596	6,828	754,590	9,769,630	10,524,220
Hybrid ARM	—	—	—	31,522	25,371	56,893
Total RMBS Agency pass-through	7,357	2,596	9,953	884,778	9,988,749	10,873,527
Agency-CMO	—	—	—	146,733	280,779	427,512
Agency CMBS	—	—	—	—	4,767,930	4,767,930
Non-Agency CMBS	1,262,007	195,908	1,457,915	2,150,991	1,672,483	3,823,474
Non-Agency RMBS	7,837	6,567	14,404	715,479	240,192	955,671
GSE CRT	76,024	25,862	101,886	507,445	416,227	923,672
Total	1,353,225	230,933	1,584,158	4,405,426	17,366,360	21,771,786

The components of the carrying value of our MBS and GSE CRT portfolio at June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	1,623,408	1,138,342	2,761,750
Unamortized premium	10,600	—	10,600
Unamortized discount	(46,183)	(1,124,452)	(1,170,635)
Gross unrealized gains (1)	45,361	248	45,609
Gross unrealized losses (1)	(56,284)	(6,882)	(63,166)
Fair value	1,576,902	7,256	1,584,158

	December 31, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	20,957,410	2,396,665	23,354,075
Unamortized premium	440,503	—	440,503
Unamortized discount	(419,983)	(2,342,319)	(2,762,302)
Gross unrealized gains (1)	807,324	4,782	812,106
Gross unrealized losses (1)	(66,064)	(6,532)	(72,596)
Fair value	21,719,190	52,596	21,771,786
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2020 and 2019 is provided below within this Note 4.
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of June 30, 2020 and December 31, 2019.

$ in thousands	June 30, 2020	December 31, 2019
Less than one year	174,682	268,536
Greater than one year and less than five years	1,167,284	7,836,620
Greater than or equal to five years	242,192	13,666,630
Total	1,584,158	21,771,786

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.
June 30, 2020

	Less than 12 Months			12 Months or More			Total (3)
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Non-Agency CMBS (1) (2)	189,532	(43,325)	24	—	—	—	189,532	(43,325)	24
GSE CRT	95,747	(12,956)	6	—	—	—	95,747	(12,956)	6
Non-Agency RMBS	6,552	(6,870)	12	15	(15)	3	6,567	(6,885)	15
Total	291,831	(63,151)	42	15	(15)	3	291,846	(63,166)	45
(1)Includes non-Agency CMBS with a fair value of $129.7 million for which the fair value option has been elected. These securities have unrealized losses of $40.2 million.
(2)Unrealized losses on available-for-sale non-Agency CMBS are primarily due to the COVID-19 pandemic and its impact on market liquidity and underlying commercial real estate fundamentals. We have not recorded an allowance for credit losses on these securities as of June 30, 2020 based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Unrealized losses, other than those on available-for-sale non-Agency CMBS, relate to securities or embedded derivatives that are recorded at fair value through earnings.
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
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of June 30, 2020, we have not recorded an allowance for credit losses on any of our securities. We did not record any provisions for credit losses on our condensed consolidated statement of operations during the three and six months ended June 30, 2020. We recorded impairments of $6.3 million and $85.1 million on our condensed consolidated statement of operations during the three and six months ended June 30, 2020, respectively, because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis.
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
The following table summarizes OTTI included in earnings during the three and six months ended June 30, 2019:

	Three months ended June 30,	Six Months Ended June 30,
$ in thousands	2019	2019
RMBS interest-only securities	489	1,952
Non-Agency RMBS (1)	711	1,024
Total	1,200	2,976
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
The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Gross realized gains on sale of investments	253,737	3,957	581,865	5,159
Gross realized losses on sale of investments	(658,476)	(1,928)	(990,889)	(14,245)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(6,287)	—	(85,121)	—
Other-than-temporary impairment losses	—	(1,200)	—	(2,976)
Net unrealized gains and losses on MBS accounted for under the fair value option	(34,498)	304,692	(549,001)	584,731
Net unrealized gains and losses on GSE CRT accounted for under the fair value option	139,943	(3,339)	(12,426)	(2,105)
Net unrealized gains and losses on commercial loan and loan participation interest	3,023	—	(2,469)	—
Realized loss on loan participation interest	(3,808)	—	(3,808)	—
Total gain (loss) on investments, net	(306,366)	302,182	(1,061,849)	570,564

The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and six months ended June 30, 2020 and 2019. GSE CRT interest income excludes coupon interest associated with embedded derivatives of $1.1 million and $5.8 million for the three and six months ended June 30, 2020 (2019: $5.3 million and $10.7 million), respectively, that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended June 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	1,561	(894)	667
Agency CMBS	1,827	(78)	1,749
Non-Agency CMBS	20,444	4,473	24,917
Non-Agency RMBS	1,524	(178)	1,346
GSE CRT	1,500	(536)	964
Other	(15)	—	(15)
Total	26,841	2,787	29,628
For the three months ended June 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	131,757	(17,153)	114,604
Agency CMBS	17,862	(909)	16,953
Non-Agency CMBS	40,615	3,350	43,965
Non-Agency RMBS	13,877	2,800	16,677
GSE CRT	9,426	(1,852)	7,574
Other	964	—	964
Total	214,501	(13,764)	200,737

For the six months ended June 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	107,439	(21,807)	85,632
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	62,662	9,531	72,193
Non-Agency RMBS	12,284	2,520	14,804
GSE CRT	10,007	(2,286)	7,721
Other	736	—	736
Total	228,950	(13,786)	215,164

For the six months ended June 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	251,483	(29,347)	222,136
Agency CMBS	28,333	(1,440)	26,893
Non-Agency CMBS	79,445	6,381	85,826
Non-Agency RMBS	28,144	6,722	34,866
GSE CRT	18,022	(3,030)	14,992
Other	1,516	—	1,516
Total	406,943	(20,714)	386,229

Note 5 – Other Assets
The following table summarizes our other assets as of June 30, 2020 and December 31, 2019:

$ in thousands	June 30, 2020	December 31, 2019
FHLBI stock	37,688	74,250
Loan participation interest	—	44,654
Commercial loan, held-for-investment	21,792	24,055
Investments in unconsolidated ventures	19,246	21,998
Prepaid expenses and other assets	786	1,223
Total	79,512	166,180
IAS Services LLC, our wholly-owned subsidiary, is required to purchase and hold Federal Home Loan Bank of Indianapolis ("FHLBI") stock as a condition of membership in the FHLBI. The stock is recorded at cost.
We had a participation interest in a secured loan collateralized by mortgage servicing rights that bears interest at a floating rate based on LIBOR plus a spread. We sold our participation interest for $21.6 million on April 1, 2020. The weighted average asset yield for the participation interest was 5.82% as of December 31, 2019. We recorded a realized loss of $3.8 million upon sale of the participation interest.
We have an investment in a commercial loan that matures in February 2021. The loan had a weighted average coupon rate of 8.67% as of June 30, 2020 and 10.19% as of December 31, 2019. As discussed in Note 2- "Summary of Significant Accounting Policies", we elected the fair value option for this loan on January 1, 2020 and recorded a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recorded an unrealized loss on this loan of $785,000 and $2.5 million during the three and six months ended June 30, 2020, respectively, based on a discounted cash flow valuation prepared by an independent pricing service. We previously reported this loan at amortized cost on our condensed consolidated balance sheet.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We repaid all of our repurchase agreements as of May 7, 2020 and did not have any repurchase agreement borrowings as of June 30, 2020. The following tables summarize certain characteristics of our borrowings at June 30, 2020 and December 31, 2019. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements and secured loans.

$ in thousands	June 30, 2020
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Secured Loans	740,000	0.62%	158
Total Borrowings	740,000	0.62%	158

$ in thousands	December 31, 2019
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,666,964	1.95%	46
Agency CMBS	4,246,359	1.95%	43
Non-Agency CMBS	2,041,968	2.71%	14
Non-Agency RMBS	790,412	2.65%	16
GSE CRT	753,110	2.70%	13
Loan participation interest	33,490	3.22%	240
Total Repurchase Agreements	17,532,303	2.11%	39
Secured Loans	1,650,000	1.93%	1587
Total Borrowings	19,182,303	2.09%	172

The following table shows the aggregate amount of maturities of our outstanding borrowings:

$ in thousands	As of
Borrowings maturing within:	June 30, 2020
7/1/2020 - 6/30/2021	740,000
Thereafter	—
Total	740,000

Secured Loans
As of June 30, 2020, IAS Services LLC had $740.0 million in outstanding secured loans from the FHLBI. These secured loans have variable rates that are based on the FHLBI's short-term cost of funds. For the six months ended June 30, 2020, IAS Services LLC had weighted average borrowings of $1.13 billion with a weighted average borrowing rate of 1.48%, and a weighted average maturity of 0.4 years.
In April 2020, the FHLBI modified the terms of our secured loans because we were not in compliance with all of the financial covenants of our secured loan agreements as of March 31, 2020. The modified loan terms require repayment of our secured loans by December 2020 but allow for prepayment at any time without penalty. We intend to repay our secured loans by December 2020 with proceeds from sales of mortgage-backed securities that are collateralizing our secured loans. We determined that the modification of our loan terms was a troubled debt restructuring that did not impact the accounting for our secured loans.

As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
Repurchase Agreements
As discussed in Note 1 - “Organization and Business Operations”, we received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. Certain of our repurchase agreement counterparties entered into forbearance discussions with us and permitted our repurchase agreements to remain outstanding while we were not in compliance.
In addition, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. Gains and losses associated with the termination of these repurchase agreements are reported as a net gain (loss) on extinguishment of debt in our condensed consolidated statement of operations.
We repaid all of our repurchase agreements as of May 7, 2020 and did not have any repurchase agreement borrowings as of June 30, 2020.
Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, secured loans, interest rate swaps and currency forward contracts as of June 30, 2020 and December 31, 2019. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged was included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared interest rate swaps, and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements was classified as due from counterparties on our condensed consolidated balance sheets.
Agency CMBS purchase commitments that are recorded as mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $96.2 million of these securities as of December 31, 2019. We did not have any Agency CMBS purchase commitments as of June 30, 2020.
Cash collateral held on repurchase agreements that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2020 and December 31, 2019, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	June 30, 2020	December 31, 2019
Repurchase Agreements:
Agency RMBS	—	10,187,555
Agency CMBS	—	4,446,384
Non-Agency CMBS	—	2,549,841
Non-Agency RMBS	—	943,176
GSE CRT	—	918,117
Loan participation interest	—	44,654
Cash	—	32,568
Total repurchase agreements collateral pledged	—	19,122,295
Secured Loans:
Agency RMBS	—	621,471
Non-Agency CMBS	1,070,928	1,276,418
Restricted cash	929	600
Total secured loans collateral pledged	1,071,857	1,898,489
Interest Rate Swaps and Currency Forward Contracts:
Agency RMBS	—	189,780
Restricted cash	480	116,395
Total interest rate swaps and currency forward contracts collateral pledged	480	306,175

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	1,070,928	21,132,742
Loan participation interest	—	44,654
Cash	—	32,568
Restricted cash	1,409	116,995
Total collateral pledged	1,072,337	21,326,959

	As of
Collateral Held	June 30, 2020	December 31, 2019
Repurchase Agreements:
Cash	—	10
Non-cash collateral	—	181
Total repurchase agreements collateral held	—	191
Interest Rate Swaps:
Cash	—	160
Total interest rate swap collateral held	—	160

Total collateral held:
Cash	—	170
Non-cash collateral	—	181
Total collateral held	—	351

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
Our repurchase agreement collateral pledged ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/amount outstanding) was 109% as of December 31, 2019. We did not have any repurchase agreements as of June 30, 2020.
Secured Loans
Collateral pledged with the FHLBI is held in trust for the benefit of the FHLBI and is not commingled with our other assets. The FHLBI does not have the right to resell or repledge collateral posted unless an event of default occurs. The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. IAS Services LLC would be required to provide additional collateral to meet margin calls if the value of pledged assets declines. See Note 6 - "Borrowings" for a discussion of the status of our FHLBI secured loans.
Interest Rate Swaps
All of the interest rate swaps that we have entered into during 2020 were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Our FCM agreements include cross default provisions. We were not a party to any interest rate swaps as of June 30, 2020.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2020:

$ in thousands	Notional Amount as of December 31, 2019	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2020
Interest Rate Swaps	14,000,000	92,175,000	(106,175,000)	—
Currency Forward Contracts	23,111	45,674	(45,848)	22,937
Credit Derivatives	464,966	—	(380,047)	84,919
Total	14,488,077	92,220,674	(106,600,895)	107,856
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

Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $4.5 million and $14.6 million as a decrease (June 30, 2019: $5.9 million and $11.8 million as a decrease) to interest expense for the three and six months ended June 30, 2020, respectively. We increased the amount of gains and losses reclassified as a decrease to interest expense during the three and six months ended June 30, 2020 by $2.7 million because it is probable that the original forecasted repurchase agreement transactions will not occur by the end of the originally specified time period. During the next 12 months, we estimate that $20.0 million will be reclassified as a decrease to interest expense, repurchase agreements. As of June 30, 2020, $61.3 million (December 31, 2019: $75.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
We did not have any interest rate swaps outstanding as of June 30, 2020. As of December 31, 2019, we had interest rate swaps with the following maturities outstanding:

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
Futures and Currency Forward Contracts
We purchase or sell U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales U.S. Treasury futures contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any futures contract outstanding as of June 30, 2020 and December 31, 2019.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of June 30, 2020, we had $22.9 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs are recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. At June 30, 2020 and December 31, 2019, terms of the GSE CRT embedded derivatives are:

$ in thousands	June 30, 2020	December 31, 2019
Fair value amount	(17,223)	10,281
Notional amount	84,919	464,966
Maximum potential amount of future undiscounted payments	84,919	464,966

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2020	As of December 31, 2019		As of June 30, 2020	As of December 31, 2019
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	18,533	Interest Rate Swaps Liability	—	—
Currency Forward Contracts	—	—	Currency Forward Contracts	507	352
Total Derivative Assets	—	18,533	Total Derivative Liabilities	507	352
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

$ in thousands	Three months ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(16,414)	1,127	12,549	(2,738)

$ in thousands	Three months ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,300	(7,738)	(2,438)

$ in thousands	Six months ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(14,131)	5,845	(27,504)	(35,790)

$ in thousands	Six months ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	10,650	(5,204)	5,446

The following tables summarizes the effect of interest rate swaps, futures contracts and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

$ in thousands	Three Months Ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	(138)	—	(205)	(343)
Total	(138)	—	(205)	(343)

$ in thousands	Three Months Ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(241,839)	7,525	(39,922)	(274,236)
Futures Contracts	(65,953)	—	(4,490)	(70,443)
Currency Forward Contracts	553	—	(607)	(54)
Total	(307,239)	7,525	(45,019)	(344,733)

$ in thousands	Six Months Ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	346	—	(156)	190
Total	(904,358)	11,924	(18,688)	(911,122)

$ in thousands	Six Months Ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(407,723)	12,034	(26,931)	(422,620)
Futures Contracts	(132,641)	—	8,454	(124,187)
Currency Forward Contracts	738	—	(124)	614
Total	(539,626)	12,034	(18,601)	(546,193)

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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $18.5 million as of December 31, 2019 related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of June 30, 2020

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)(2)	(507)	—	(507)	—	480	(27)
Secured Loans (3)	(740,000)	—	(740,000)	740,000	—	—
Total Liabilities	(740,507)	—	(740,507)	740,000	480	(27)

As of December 31, 2019

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)(2)	(352)	—	(352)	—	320	(32)
Repurchase Agreements (4)	(17,532,303)	—	(17,532,303)	17,532,303	—	—
Secured Loans (3)	(1,650,000)	—	(1,650,000)	1,650,000	—	—
Total Liabilities	(19,182,655)	—	(19,182,655)	19,182,303	320	(32)
(1)Amounts represent collateral pledged that is available to be offset against liability balances associated with currency forward contracts.
(2)The fair value of securities pledged as initial margin against our centrally cleared swaps was $189.8 million as of December 31, 2019. Cash collateral pledged on our currency forward contracts and centrally cleared interest rate swaps was $480,000 and $116.4 million as of June 30, 2020 and December 31, 2019, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $160,000 at December 31, 2019.
(3)The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.1 billion and $1.9 billion at June 30, 2020 and December 31, 2019, respectively. We pledged cash collateral against secured loans of $929,000 and $600,000 as of June 30, 2020 and December 31, 2019, respectively.
(4)The fair value of securities pledged against our borrowing under repurchase agreements was $19.1 billion at December 31, 2019. We pledged cash collateral of $32.6 million and held cash collateral of $10,000 under repurchase agreements as of December 31, 2019.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	1,601,381	(17,223)	—	1,584,158
Other assets (4)	—	—	21,792	19,246	41,038
Total assets	—	1,601,381	4,569	19,246	1,625,196
Liabilities:
Derivative liabilities	—	507	—	—	507
Total liabilities	—	507	—	—	507

	December 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,761,505	10,281	—	21,771,786
Derivative assets	—	18,533	—	—	18,533
Other assets (4)	—	—	44,654	21,998	66,652
Total assets	—	21,780,038	54,935	21,998	21,856,971
Liabilities:
Derivative liabilities	—	352	—	—	352
Total liabilities	—	352	—	—	352
(1)For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."
(2)Our GSE CRTs purchased prior to August 24, 2015 are accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consist of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. As of June 30, 2020, the net embedded derivative liability position of $17.2 million includes $100,000 of embedded derivatives in an asset position and $17.3 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative asset position of $10.3 million includes $19.5 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position.
(3)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of June 30, 2020 and December 31, 2019, the weighted average remaining term of our investments in unconsolidated ventures was 1.9 years and 2.2 years, respectively.
(4)Includes $44.7 million of a loan participation interest as of December 31, 2019 and $21.8 million of a commercial loan as of June 30, 2020. We elected the fair value option for our commercial loan as of January 1, 2020 and valued the loan based on a third party appraisal as of June 30, 2020. We sold the loan participation interest on April 1, 2020.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Beginning balance	(29,772)	25,305	10,281	22,771
Sales and settlements	16,414	—	14,131	—
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	(16,414)	—	(14,131)	—
Unrealized credit derivative gains (losses), net	12,549	(7,738)	(27,504)	(5,204)
Ending balance	(17,223)	17,567	(17,223)	17,567
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Beginning balance	21,577	53,827	44,654	54,981
Purchases/Advances	—	—	—	577
Repayments	—	(5,942)	(19,269)	(7,673)
Sales	(21,577)	—	(21,577)	—
Total net gains and losses included in net income:
Realized losses	(3,808)	—	(3,808)	—
Net unrealized gains and losses	3,808	—	—	—
Ending balance	—	47,885	—	47,885
Realized and unrealized losses on our loan participation interest are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan at amortized cost and ending balance at fair value, which we have valued utilizing Level 3 inputs:

	Three Months Ended June 30,	Six Months Ended June 30,
$ in thousands	2020	2020
Beginning balance, at amortized cost	22,577	24,055
Cumulative effect of adoption of new accounting principle	—	342
Repayments	—	(136)
Total net unrealized losses included in net income:
Unrealized losses	(785)	(2,469)
Ending balance, at fair value	21,792	21,792
Unrealized losses on our commercial loan are included in gain (loss) on investments, net in our condensed consolidated statements of operations.

The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	June 30, 2020	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	(17,223)	Market Comparables, Vendor Pricing	Weighted average life	1.9 - 2.8 years	2.2 years

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2019	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	10,281	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.2 years	2.9 years
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
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	June 30, 2020	Technique	Input	Rate
Commercial Loan	21,792	Discounted Cash Flow	Discount rate	23.4%

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loan, held-for-investment (1)	N/A	N/A	24,055	24,397
FHLBI stock	37,688	37,688	74,250	74,250
Total	37,688	37,688	98,305	98,647
Financial Liabilities
Repurchase agreements	—	—	17,532,303	17,534,344
Secured loans	740,000	740,000	1,650,000	1,650,000
Total	740,000	740,000	19,182,303	19,184,344
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
•The estimated fair value of secured loans is a Level 3 fair value measurement. As of June 30, 2020, the secured loans have variable rates based on the FHLBI's short-term cost of funds. As of December 31, 2020, the secured loans had floating rates based on an index plus a spread and the spread was typically consistent with those demanded in the market. Accordingly, the interest rates on these secured loans are at market, and thus the carrying amount approximates fair value.
Note 11 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and six months ended June 30, 2020, we reimbursed our Manager $242,000 and $484,000 (June 30, 2019: $213,000 and $396,000), respectively, for costs of support personnel.
We have invested $1.4 million as of June 30, 2020 (December 31, 2019: $154.0 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Incurred costs, prepaid or expensed	2,950	1,609	5,164	3,213
Incurred costs, charged against equity as a cost of raising capital	165	124	227	444
Total incurred costs, originally paid by our Manager	3,115	1,733	5,391	3,657

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
As of July 2017, we have the option to redeem shares of our Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of our Series B Preferred Stock after December 27, 2024 and shares of our Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company prior to those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
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
Common Stock
On June 30, 2020, we issued 16,338,511 shares of common stock in connection with the payment of a common stock dividend. See "Dividends" below for further discussion of this payment.
We may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the six months ended June 30, 2020, we did not issue any shares of common stock under the equity distribution agreement. During the three and six months ended June 30, 2019, we issued 521,136 and 1,093,136 shares, respectively, of common stock under the equity distribution agreement for proceeds of $8.2 million and $17.2 million, net of approximately $170,000 and $363,000 in commissions and fees, respectively.
Share Repurchase Program
During the six months ended June 30, 2020 and 2019, we did not repurchase any shares of our common stock. As of June 30, 2020, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2020 and 2019. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended June 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(53,271)	—	(53,271)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	34,782	—	34,782
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,503)	(4,503)
Currency translation adjustments on investment in unconsolidated venture	(388)	—	—	(388)
Total other comprehensive income (loss)	(388)	(18,489)	(4,503)	(23,380)

AOCI balance at beginning of period	(165)	64,053	65,840	129,728
Total other comprehensive income (loss)	(388)	(18,489)	(4,503)	(23,380)
AOCI balance at end of period	(553)	45,564	61,337	106,348

	Three Months Ended June 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	47,188	—	47,188
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(121)	—	(121)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,916)	(5,916)
Currency translation adjustments on investment in unconsolidated venture	(320)	—	—	(320)
Total other comprehensive income (loss)	(320)	47,067	(5,916)	40,831

AOCI balance at beginning of period	237	183,160	93,785	277,182
Total other comprehensive income (loss)	(320)	47,067	(5,916)	40,831
AOCI balance at end of period	(83)	230,227	87,869	318,013

	Six Months Ended June 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(239,876)	—	(239,876)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	71,739	—	71,739
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(14,570)	(14,570)
Currency translation adjustments on investment in unconsolidated venture	92	—	—	92
Total other comprehensive income/(loss)	92	(168,137)	(14,570)	(182,615)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income/(loss)	92	(168,137)	(14,570)	(182,615)
AOCI balance at end of period	(553)	45,564	61,337	106,348

	Six Months Ended June 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	99,537	—	99,537
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	10,026	—	10,026
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(11,767)	(11,767)
Currency translation adjustments on investment in unconsolidated venture	(596)	—	—	(596)
Total other comprehensive income/(loss)	(596)	109,563	(11,767)	97,200

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income/(loss)	(596)	109,563	(11,767)	97,200
AOCI balance at end of period	(83)	230,227	87,869	318,013
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The tables below summarize the dividends we declared during the six months ended June 30, 2020 and 2019:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
June 17, 2020	0.4844	2,712	July 27, 2020
March 17, 2020	0.4844	2,713	May 22, 2020
2019
June 17, 2019	0.4844	2,712	July 25, 2019
March 18, 2019	0.4844	2,713	April 25, 2019

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
May 9, 2020	0.4844	3,004	June 29, 2020
February 18, 2020	0.4844	3,003	May 22, 2020
2019
May 3, 2019	0.4844	3,004	June 27, 2019
February 14, 2019	0.4844	3,003	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
May 9, 2020	0.46875	5,390	June 29, 2020
February 18, 2020	0.46875	5,391	May 22, 2020
2019
May 3, 2019	0.46875	5,390	June 27, 2019
February 14, 2019	0.46875	5,391	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2020
June 17, 2020	0.02	3,626	July 28, 2020
March 17, 2020	0.50	82,483	June 30, 2020
2019
June 17, 2019	0.45	57,958	July 26, 2019
March 18, 2019	0.45	57,720	April 26, 2019
On May 9, 2020, our board of directors approved payment of our common stock dividend that was declared on March 17, 2020 in a combination of cash and shares of our common stock. Stockholders had the opportunity to elect payment of the dividend all in cash or all in common shares, subject to a limit of 10% or approximately $8.2 million of cash in the aggregate (excluding any cash paid in lieu of issuing fractional shares). On June 30, 2020, we paid the dividend through the issuance of 16,338,511 shares of common stock and the payment of approximately $8.2 million in cash. The number of shares included in the dividend was calculated based on the $4.5435 volume weighted average trading price of our common stock on the New York Stock Exchange on June 17, 18 and 19, 2020.

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 is computed as follows:

	Three months ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2020	2019	2020	2019
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(299,945)	7,230	(1,927,244)	134,913

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	166,943	128,659	161,857	124,900
Effect of dilutive securities:
Restricted stock awards	—	13	—	12
Dilutive Shares	166,943	128,672	161,857	124,912
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.80)	0.06	(11.91)	1.08
Diluted	(1.80)	0.06	(11.91)	1.08

The following potential common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2020 as the effect would be antidilutive: 10,672 and 11,366 for restricted stock awards, respectively.
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of June 30, 2020 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested $19.2 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of June 30, 2020 and December 31, 2019, our undrawn capital and purchase commitments were $6.5 million and $6.5 million, respectively.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on our Series B and Series C Preferred Stock on August 5, 2020 to our stockholders of record as of September 5, 2020: a Series B Preferred Stock dividend of $0.4844 per share payable on September 28, 2020 and a Series C Preferred Stock dividend of $0.46875 per share payable on September 28, 2020.
Repayment of Secured Loans
In July 2020, we repaid $435.0 million of our secured loans with proceeds from asset sales. The balance of our secured loans as of July 31, 2020 is $305.0 million.
Gain on Extinguishment of Debt
As discussed in Note 6 - "Borrowings", certain of our repurchase agreement counterparties seized and sold securities that we had posted as collateral for our repurchase agreements when we were unable to meet margin calls commencing on March 23, 2020. As of June 30, 2020, we recorded a liability of $22.9 million in investment related payables on our condensed consolidated balance sheet for a claim asserted by one of our counterparties. We entered into a mutual release of claims with this counterparty in July 2020 and settled the claim resulting in a gain on extinguishment of debt of $15.9 million that will be recorded in our condensed consolidated statement of operations in the three months ended September 30, 2020.

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
•our projected operating results;
•general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to the COVID-19 pandemic, mortgage loan forbearance and modification programs, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and our ability to respond to and comply with such actions, initiatives and changes;
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
•the impact of any deficiencies in loss mitigation of third parties and related uncertainty in the timing of collateral disposition;
•our reliance on third parties in connection with services related to our target assets;
•disruption of our information technology systems;

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
•our ability to maintain our exemption from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);
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
During the six months ended June 30, 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties. On March 23, 2020, we notified our financing counterparties that we were not in a position to fund the margin calls we received on March 23, 2020, and that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. We engaged third party financial and legal advisors to assist us in restructuring our debt with our financing counterparties. To generate liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $23.1 billion and repaid $17.5 billion of our repurchase agreements and $910.0 million of our secured loans with proceeds from these asset sales and the return of cash margin previously pledged on our repurchase agreements during the six months ended June 30, 2020. As of June 30, 2020, our total borrowings consist of $740.0 million of secured loans that are due by December 2020. We intend to repay our secured loans with proceeds from sales of non-Agency CMBS assets that are currently collateralizing these loans. We repaid an additional $435.0 million of our secured loans in July 2020.
Invesco, including our Manager, is committed to helping its employees, clients and communities navigate the challenges presented by the spread of COVID-19. The primary focus of Invesco's efforts is to ensure the health and safety of its employees while preserving its ability to serve clients and manage assets in a highly dynamic market environment. To help ensure it can continue to meet client needs, such as those of our Company, a significant number of our Manager’s employees are working remotely, with small select teams working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to fulfill their responsibilities and an ability to connect with their teams in managing client assets. Additionally, our Manager’s operational, control and support teams have successfully transitioned to a remote working environment.
In July 2020, we resumed investing in Agency securities and financed these securities with repurchase agreement borrowings. As of July 31, 2020, we have a total investment portfolio, excluding cash, of approximately $3.3 billion consisting of 68% of Agency RMBS, 30% commercial credit investments and 2% residential credit investments. Approximately $473 million of our investment portfolio is unencumbered. As of July 31, 2020, we have a cash balance of $230.3 million, approximately $89.5 million of which is posted as collateral for derivatives and our remaining secured loans. Our total debt consisted of $2.1 billion of repurchase agreement borrowings that are collateralized by Agency RMBS and $305.0 million of secured loans that are collateralized by non-Agency CMBS and cash as of July 31, 2020.
We continue to evaluate potential credit investments that do not rely on short-term or mark-to-market financing. To further strengthen our balance sheet and position ourselves for future investment opportunities, we have explored and will continue to explore additional sources of financing including issuances of debt and equity securities and other forms of long-term financing arrangements. However, no assurance can be given that we will be able to access any additional sources of financing.
We paid our first quarter 2020 common stock dividend of $0.50 per share on June 30, 2020 in a combination of cash and common shares. In addition, on June 17, 2020, we declared a second quarter 2020 common stock cash dividend of $0.02 per common share that was paid in cash on July 28, 2020. Dividends on our Series A Preferred, Series B Preferred and Series C Preferred Stock are current.

Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions rebounded sharply during the second quarter of 2020 as equities and most credit sectors reacted favorably to the massive government action taken in response to the COVID-19 pandemic as well as the re-opening of parts of the economy. This rebound can be seen across a number of economic measures, as economic activity picked up after an unprecedented drop during the first quarter. For example, nonfarm payrolls, retail sales and consumer confidence data showed record drops during March and April, followed by record recoveries during May and June. While the increase in economic activity is encouraging, we remain cautious about the pace of future gains as COVID-19 case numbers continue to grow in the U.S., and some states are re-instituting partial economic shutdowns.
Interest rates were little changed during the quarter, with the yield on the 2 year Treasury note falling 10 basis points to 0.15% and the yield on the 10 year Treasury bond falling a basis point to 0.66%. The short end of the yield curve remains pinned close to zero, as the Federal Funds target rate is at the lower bound, and the futures market is forecasting no change for the next several years. Interest rate volatility measures also reflect the view that rates will remain low, as these have fallen to multi-year lows. Price data has been subdued, as both the consumer price index (0.1% in May) and price consumption expenditure index (1.0% in May) measures have fallen over the past several months. Breakeven rates on inflation protected Treasuries reflect low expectations for inflation, as the inflation rate implied by 2 year and 5 year TIPs was 0.88% and 1.17%, respectively, at quarter end.
Most risk markets have rallied off of the March lows. Equity markets showed remarkable resilience despite continued economic uncertainty, as the S&P 500 was up 20% during the second quarter after dropping 20% during the first quarter. The NASDAQ index fared even better, as it returned 30.6% during the second quarter after dropping 14.2% during the first quarter. The broader credit markets also rallied during the quarter, buoyed by support from the Federal Reserve. In particular, spreads on investment grade and high yield corporate credits have tightened notably during the quarter as those sectors have received direct support from the Federal Reserve.

Covid-19 has negatively impacted commercial real estate fundamentals. The lodging and retail sectors have been the most impacted due to travel restrictions and a slowdown in discretionary consumption. In the retail sector, despite long-term leases, tenants that are not open for business are finding it difficult to meet rent obligations and, in some instances, are foregoing payments or seeking forbearance relief. Real estate loans are experiencing growing delinquencies and are at greater risk of default which could impact the fundamental performance of our investments. Despite fundamental deterioration, CMBS risk premiums contracted in the second quarter due to relatively minimal new issuance supply and increased investor demand. The United States Federal Reserve’s Term Asset-Backed Securities Loan Facility (TALF), which provides financing for triple-A rated conduit non-Agency CMBS, has also helped provide stability to the CMBS market. We believe TALF, along with slowly renewed economic activity, will continue to assist in creating renewed investor interest in CMBS.
While there has been a partial recovery in residential mortgage credit spreads, particularly in higher rated securities, valuations continue to reflect an uncertain outlook for borrowers, and the sector has not benefited from direct support from the Federal Reserve. The U.S. Congress responded to the COVID-19 pandemic by passing three rounds of fiscal stimulus measures, the most notable being the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included relief measures for households and businesses directly or indirectly impacted by the virus. The CARES Act includes provisions for COVID-19 related temporary forbearance on federally backed mortgage loans, which allows borrowers of loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae to suspend making principal and interest payments for a period of up to 360 days if they are facing hardship. Following the temporary forbearance period, mortgage servicers must provide several options to impacted borrowers, including a repayment schedule or loan modification, depending on the borrowers’ circumstances. We believe the provision of forbearance and loan modifications will substantially reduce borrower defaults and loan losses relative to levels that would have likely occurred without these actions.
The performance of Agency RMBS was strong during the second quarter as that sector benefited directly from unprecedented purchases by the Federal Reserve. Spreads on Agency RMBS and pay-ups on specified pool collateral have completely recovered from their March lows despite an uptick in prepayment risk due to lower rates. We expect the market for Agency RMBS to continue to be constructive as the level of support from the Federal Reserve remains strong.
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

Investment Activities
As previously discussed, the COVID-19 pandemic caused unprecedented market disruption in the six months ended June 30, 2020. To raise liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $23.1 billion.
The table below shows the breakdown of our investment portfolio as of June 30, 2020, December 31, 2019 and June 30, 2019:

	As of
$ in thousands	June 30, 2020	December 31, 2019	June 30, 2019
Agency RMBS:
30 year fixed-rate, at fair value	6,828	10,524,220	12,077,091
15 year fixed-rate, at fair value	3,125	292,414	337,920
Hybrid ARM, at fair value	—	56,893	107,125
Agency CMO, at fair value	—	427,512	413,164
Agency CMBS, at fair value	—	4,767,930	2,926,243
Non-Agency CMBS, at fair value	1,457,915	3,823,474	3,651,587
Non-Agency RMBS, at fair value	14,404	955,671	1,118,073
GSE CRT, at fair value	101,886	923,672	904,844
Loan participation interest, at fair value	—	44,654	47,885
Commercial loan, at amortized cost	21,792	24,055	24,321
Investments in unconsolidated ventures	19,246	21,998	25,675
Total investment portfolio	1,625,196	21,862,493	21,633,928

As of June 30, 2020, our holdings of 30-year fixed-rate Agency RMBS represented less than 1% of our total investment portfolio versus 48% as of December 31, 2019 and 56% as of June 30, 2019. We historically focused our purchases of 30 year fixed-rate Agency RMBS on specified pools priced at modest pay-ups to generic Agency RMBS because those securities have characteristics that reduce prepayment risk. We resumed investing in 30-year fixed-rate Agency RMBS in July 2020.
As of June 30, 2020, we sold all of our holdings of Agency CMBS. Agency CMBS represented approximately 22% of our holdings as of December 31, 2019 and 14% of our holdings as of June 30, 2019. We historically focused our Agency CMBS investments in securities issued by Freddie Mac, Fannie Mae and Ginnie Mae that have characteristics that reduce prepayment risk.
Our investments that have credit exposure include non-Agency CMBS, non-Agency RMBS, GSE CRTs and a commercial real estate loan. Rather than relying on the rating agencies, we utilize proprietary models as well as third party applications to quantify and monitor the credit risk associated with these holdings. Our analysis generally begins at the underlying asset level, where we gather detailed information on loan, borrower, and property characteristics that inform our expectations for future performance. In addition to base case cash flow projections, we perform a range of scenario stresses to gauge the sensitivity of returns to potential deviations in underlying asset behavior. We perform this detailed credit analysis at the time of initial purchase and regularly throughout the holding period of each investment.
As of June 30, 2020, our holdings of non-Agency CMBS represented approximately 90% of our total investment portfolio versus 17% as of December 31, 2019 and 17% as of June 30, 2019. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States including office, retail, multifamily, industrial warehouses and hotels. The largest property geographic locations are in California, New York, Texas, Florida and Illinois as detailed in the tables below. The majority of our non-Agency CMBS portfolio is comprised of fixed rate credits that are rated investment grade by a nationally recognized statistical rating organization. Approximately 87% of non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2020. Further, approximately 74% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2020.
As of June 30, 2020, our holdings of non-Agency RMBS represented approximately 1% of our total investment portfolio versus 4% as of December 31, 2019 and 5% as of June 30, 2019. We primarily hold non-Agency RMBS securities collateralized by prime and Alt-A loans. In addition, we have invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans that we expect to provide attractive risk adjusted returns.
As of June 30, 2020, our holdings of GSE CRTs represented approximately 6% of our total investment portfolio versus 4% as of December 31, 2019 and 4% as of June 30, 2019. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans that collateralize MBS issued and guaranteed by the GSEs. The majority of our GSE CRT holdings are concentrated in 2013 and 2014 vintages, where reference loans have significant embedded home price appreciation. GSE CRTs have the added benefit of paying a floating rate coupon that reduces our need to hedge interest rate risk.
As of June 30, 2020, we held an investment in one commercial real estate mezzanine loan that matures in 2021 and has a loan-to-value ratio of approximately 68.3%.
As of June 30, 2020, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. We are committed to invest $6.5 million in additional capital in these unconsolidated ventures to fund future investments and cover future expenses should they occur.
Portfolio Characteristics
The table below illustrates the vintage distribution of our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of June 30, 2020 as a percentage of the fair value:

	2003-2007	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Prime	0.9%	—%	—%	—%	57.6%	2.8%	0.1%	—%	—%	7.2%	—%	—%	68.6%
Alt-A	30.5%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	30.5%
Re-REMIC	—%	0.9%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.9%
Total Non-Agency RMBS	31.4%	0.9%	—%	—%	57.6%	2.8%	0.1%	—%	—%	7.2%	—%	—%	100.0%
GSE CRT	—%	—%	—%	—%	45.5%	29.1%	—%	—%	—%	—%	4.7%	20.7%	100.0%
Non-Agency CMBS	—%	2.7%	14.5%	8.9%	9.0%	52.1%	3.7%	—%	0.9%	3.5%	3.8%	0.9%	100.0%

The tables below represent the geographic concentration of the underlying collateral for our non-Agency RMBS, GSE CRT and non-Agency CMBS portfolio as of June 30, 2020. The geographic markets that we invest in have been and continue to be severely impacted by the ongoing COVID-19 pandemic.

Non-Agency RMBS State	Percentage	GSE CRT State	Percentage	Non-Agency CMBS State	Percentage
California	46.4%	California	22.6%	California	15.4%
New York	8.5%	Texas	5.5%	New York	15.2%
Massachusetts	5.3%	New York	4.6%	Texas	9.0%
Virginia	4.5%	Illinois	4.2%	Florida	5.7%
Maryland	4.0%	Florida	4.0%	Illinois	4.6%
Florida	3.8%	Virginia	4.0%	New Jersey	4.1%
Texas	3.2%	Washington	3.6%	Pennsylvania	3.7%
New Jersey	3.2%	Massachusetts	3.6%	Virginia	3.6%
Illinois	3.0%	New Jersey	3.5%	Ohio	3.5%
Colorado	2.8%	Colorado	3.1%	Michigan	3.3%
Other	15.3%	Other	41.3%	Other	31.9%
Total	100.0%	Total	100.0%	Total	100.0%
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
Our wholly-owned subsidiary, IAS Services LLC, is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and has borrowed funds from the FHLBI in the form of secured loans. As of June 30, 2020, IAS Services LLC had $740.0 million in outstanding secured loans that are due by December 2020. As of July 31, 2020, we reduced the balance of our secured loans to $305.0 million. We intend to repay the remaining balance of our secured loans with proceeds from sales of assets collateralizing the secured loans by December 2020. As discussed in Note 5 - "Other Assets," IAS Services LLC is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured loans from the FHLBI.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
June 30, 2019	18,725,065	19,019,503	19,365,413
September 30, 2019	19,722,032	19,535,263	19,898,863
December 31, 2019	19,182,303	19,842,868	20,377,801
March 31, 2020	7,637,746	16,673,939	23,132,234
June 30, 2020	740,000	983,599	1,373,296
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR.

We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. We terminated all of our interest rate swaps in March 2020 as we positioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. We did not enter into new swaps during the three months ended June 30, 2020 because our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on interest rate swaps during the six months ended June 30, 2020 primarily due to falling interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of June 30, 2020, we had €20.8 million or $22.9 million (December 31, 2019: €20.8 million or $23.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the six months ended June 30, 2020, we settled currency forward contracts of €41.7 million or $45.8 million (June 30, 2019:€42.6 million or $48.7 million) in notional amount and realized a net gain of $346,000 (June 30, 2019: $738,000 net gain).
Capital Activities
We may sell up to 17,000,000 shares of our common stock and 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreements. We did not sell any shares under these agreements during the six months ended June 30, 2020.
For information on dividends declared and paid during the six months ended June 30, 2020, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the six months ended June 30, 2020, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	As of
$ in thousands except per share amounts	June 30, 2020	December 31, 2019
Numerator (adjusted equity):
Total equity	1,157,792	2,931,899
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	575,292	2,349,399

Denominator (number of shares):
Common stock outstanding	181,327	144,256

Book value per common share	3.17	16.29
Our book value per common share decreased 80.5% as of June 30, 2020 compared to December 31, 2019 primarily due to realized and unrealized losses on derivatives and investments in the six months ended June 30, 2020 resulting from the unprecedented market disruption caused by the COVID-19 pandemic. ”Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
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
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	29,628	200,737	215,164	386,229
Commercial and other loans	545	1,484	1,708	3,066
Total interest income	30,173	202,221	216,872	389,295
Interest Expense
Repurchase agreements	(1,270)	117,978	77,772	219,853
Secured loans	1,712	11,258	8,358	22,402
Total interest expense	442	129,236	86,130	242,255
Net interest income	29,731	72,985	130,742	147,040
Other Income (loss)
Gain (loss) on investments, net	(306,366)	302,182	(1,061,849)	570,564
Equity in earnings (losses) of unconsolidated ventures	318	702	488	1,394
Gain (loss) on derivative instruments, net	(343)	(344,733)	(911,122)	(546,193)
Realized and unrealized credit derivative income (loss), net	(2,738)	(2,438)	(35,790)	5,446
Net loss on extinguishment of debt	3,701	—	(1,107)	—
Other investment income (loss), net	731	1,007	1,534	2,036
Total other income (loss)	(304,697)	(43,280)	(2,007,846)	33,247
Expenses
Management fee – related party	9,793	9,370	20,746	18,904
General and administrative	4,080	1,999	7,181	4,257
Total expenses	13,873	11,369	27,927	23,161
Net income (loss)	(288,839)	18,336	(1,905,031)	157,126
Dividends to preferred stockholders	11,106	11,106	22,213	22,213
Net income (loss) attributable to common stockholders	(299,945)	7,230	(1,927,244)	134,913
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.80)	0.06	(11.91)	1.08
Diluted	(1.80)	0.06	(11.91)	1.08
Weighted average number of shares of common stock:
Basic	166,943,073	128,658,546	161,857,175	124,900,484
Diluted	166,943,073	128,671,066	161,857,175	124,912,532

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Average earning assets (1)	1,905,555	20,803,193	9,871,653	19,982,393
Average earning asset yields (2)	6.33%	3.89%	4.39%	3.90%
(1)Average balances for each period are based on weighted month-end average earning assets.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by the average month-end earning assets based on the amortized cost of the investments. All yields are annualized.

Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $1.9 billion for the three months ended June 30, 2020 (June 30, 2019: $20.8 billion) and $9.9 billion for the six months ended June 30, 2020 (June 30, 2019: $20.0 billion). Average earning assets decreased for the three and six months ended June 30, 2020 primarily due to the sale of MBS and GSE CRTs for cash proceeds of $6.9 billion and $23.1 billion in the three and six months ended June 30, 2020, respectively. Due to the magnitude of the reduction in our investment portfolio since December 31, 2019, our average earning assets and asset yields for the three and six months ended June 30, 2020 are not indicative of our future ability to generate interest income.
We earned total interest income of $30.2 million and $216.9 million (June 30, 2019: $202.2 million and $389.3 million) for the three and six months ended June 30, 2020, respectively. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Interest Income
MBS and GSE CRT - coupon interest	26,841	214,501	228,950	406,943
MBS and GSE CRT - net premium amortization	2,787	(13,764)	(13,786)	(20,714)
MBS and GSE CRT - interest income	29,628	200,737	215,164	386,229
Commercial and other loans	545	1,484	1,708	3,066
Total interest income	30,173	202,221	216,872	389,295
MBS and GSE CRT interest income decreased $171.1 million in both the three and six months ended June 30, 2020, compared to the same periods in 2019 primarily due to a $187.7 million and $178.0 million decrease in coupon interest reflecting lower average earning assets. Lower coupon interest was offset by a $16.6 million and $6.9 million decrease in net premium amortization during the three and six months ended June 30, 2020, respectively, due to sales of assets purchased at premiums.
Interest income on our commercial and other loans decreased $939,000 and $1.4 million during the three and six months ended June 30, 2020, respectively, due to the sale of our loan participation interest in April 2020 and principal payments on commercial loans totaling $7.3 million in the six months ended June 30, 2019.
Prepayment Speeds
Our RMBS and GSE CRT portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our RMBS and GSE CRT portfolio are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". The table below provides the three month constant prepayment rate for our RMBS and GSE CRTs as of June 30, 2020, December 31, 2019, and June 30, 2019.

	As of
	June 30, 2020	December 31, 2019	June 30, 2019
15 year fixed-rate Agency RMBS	7.4	12.5	11.1
30 year fixed-rate Agency RMBS	8.0	18.1	8.5
Hybrid ARM Agency RMBS	—	28.7	18.2
Non-Agency RMBS	29.5	17.2	11.4
GSE CRT	21.1	20.1	9.8
Weighted average CPR	21.0	18.1	9.0

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2020	2019	2020	2019
Agency RMBS	(894)	(17,153)	(21,807)	(29,347)
Agency CMBS	(78)	(909)	(1,744)	(1,440)
Non-Agency CMBS	4,473	3,350	9,531	6,381
Non-Agency RMBS	(178)	2,800	2,520	6,722
GSE CRT	(536)	(1,852)	(2,286)	(3,030)
Net (premium amortization) discount accretion	2,787	(13,764)	(13,786)	(20,714)
Net premium amortization decreased $16.6 million and $6.9 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to sales of assets purchased at premiums.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Interest Expense
Interest expense on repurchase agreement borrowings	3,233	123,894	92,342	231,620
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,503)	(5,916)	(14,570)	(11,767)
Repurchase agreements interest expense	(1,270)	117,978	77,772	219,853
Secured loans	1,712	11,258	8,358	22,402
Total interest expense	442	129,236	86,130	242,255
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
Our interest expense on repurchase agreement borrowings decreased $120.7 million and $139.3 million for the three and six months ended June 30, 2020, respectively, compared to 2019 due to lower average borrowings and a lower average cost of funds reflecting decreases in the Federal Funds interest rate. Average borrowings decreased primarily due to repayment of $17.5 billion of repurchase agreements with proceeds from asset sales due to financial market disruption caused by the COVID-19 pandemic as previously discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Average borrowings also decreased due to repayment of $910.0 million of secured loans during the six months ended June 30, 2020.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.5 million and $14.6 million during the three and six months ended June 30, 2020, respectively, and $5.9 million and $11.8 million during the three and six months ended June 30, 2019, respectively. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We increased the amount of gains and losses reclassified as a decrease to interest expense during the six months ended June 30, 2020 by $2.7 million because it is probable the original forecasted transactions will not occur by the end of the originally specified time period. During the next twelve months, we estimate that $20.0 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.

During the three and six months ended June 30, 2020, interest expense for our secured loans decreased $9.5 million and $14.0 million, respectively, compared to the same periods in 2019 due to repayment of $910.0 million of secured loans during the six months ended June 30, 2020 and lower borrowing rates. Borrowing rates on our secured loans are based on FHLBI's short-term cost of funds. For the three and six months ended June 30, 2020, the weighted average borrowing rate on our secured loans was 0.85% and 1.48%, as compared to 2.73% and 2.72% for the three and six months ended June 30, 2019, respectively.
Our total interest expense during the three and six months ended June 30, 2020 decreased $128.8 million and $156.1 million, respectively, from the same periods in 2019 primarily due to the $130.2 million and $153.3 million decrease in interest expense on repurchase agreements borrowings and secured loans in the 2020 periods as discussed above.
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Total average borrowings (1)	981,992	18,908,927	8,756,995	17,983,666
Maximum borrowings during the period (2)	1,373,296	19,365,413	23,132,234	19,365,413
Cost of funds (3)	0.18%	2.73%	1.97%	2.69%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings. All percentages are annualized.
Total average borrowings decreased $17.9 billion and $9.2 billion in the three and six months ended June 30, 2020, respectively, compared to 2019 primarily because we repaid $17.5 billion of repurchase agreements and $910.0 million of secured loans during the six months ended June 30, 2020 as discussed above. Our average cost of funds decreased 255 basis points and 72 basis points for three and six months ended June 30, 2020, respectively, versus 2019 primarily due to decreases in the Federal Funds rate over the past twelve months.
Our average borrowings for the three and six months ended June 30, 2020 are not indicative of our future interest expense because we repaid $17.5 billion of repurchase agreements and $910.0 million of secured loans during the six months ended June 30, 2020.
Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	29,628	200,737	215,164	386,229
Commercial and other loans	545	1,484	1,708	3,066
Total interest income	30,173	202,221	216,872	389,295
Interest Expense
Interest expense on repurchase agreement borrowings	3,233	123,894	92,342	231,620
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,503)	(5,916)	(14,570)	(11,767)
Repurchase agreements interest expense	(1,270)	117,978	77,772	219,853
Secured loans	1,712	11,258	8,358	22,402
Total interest expense	442	129,236	86,130	242,255
Net interest income	29,731	72,985	130,742	147,040
Net interest rate margin	6.15%	1.16%	2.42%	1.21%
Our net interest income, which equals interest income less interest expense, totaled $29.7 million and $130.7 million (June 30, 2019: $73.0 million and $147.0 million) for the three and six months ended June 30, 2020, respectively. The decrease in net interest income for the three and six months ended June 30, 2020 was primarily due the sale of MBS and GSE CRTs to generate liquidity and reduce leverage as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 6.15% and 2.42% (June 30, 2019: 1.16% and 1.21%) for the three and six months ended June 30, 2020, respectively. The increase in net interest rate margin for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the change in our portfolio composition due to assets sales and decreases in the Federal Funds rate throughout 2019 that had a greater impact on our average cost of funds than on our average earning asset yields. Our cost of funds on all of our borrowings is influenced by changes in short-term interest rates, whereas approximately 92% of the Company’s investments were fixed rate assets as of June 30, 2020.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
Net realized gains (losses) on sale of investments	(404,739)	2,029	(409,024)	(9,086)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(6,287)	—	(85,121)	—
Other-than-temporary impairment losses	—	(1,200)	—	(2,976)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(34,498)	304,692	(549,001)	584,731
Net unrealized gains (losses) on GSE CRT accounted for under the fair value option	139,943	(3,339)	(12,426)	(2,105)
Net unrealized gains (losses) on commercial loan and loan participation interest	3,023	—	(2,469)	—
Realized loss on loan participation interest	(3,808)	—	(3,808)	—
Total gain (loss) on investments, net	(306,366)	302,182	(1,061,849)	570,564

As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic during the six months ended June 30, 2020. To generate liquidity and reduce leverage, we sold MBS and GSE CRTs for cash proceeds of $23.1 billion (June 30, 2019: $1.7 billion) and realized net losses of $409.0 million (June 30, 2019: net losses of $9.1 million). Sales prices of our holdings were severely impacted by the lack of liquidity and uncertainty surrounding the economic impact of the COVID-19 pandemic. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We recorded $6.3 million and $85.1 million of impairment on non-Agency RMBS and CMBS securities during the three and six months ended June 30, 2020, respectively, because we intended to sell or more likely than not would be required to sell these securities before recovery of their amortized cost basis. We assess our investment securities for credit losses and impairment on a quarterly basis. For additional information regarding our accounting policy for credit losses and impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report.
We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of June 30, 2020, $230.9 million (December 31, 2019: $17.4 billion) or 15% (December 31, 2019: 80%) of our MBS and GSE CRT are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option declined as of June 30, 2020 due to sales of securities accounted for under the fair value option during the six months ended June 30, 2020.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $34.5 million and $549.0 million in the three and six months ended June 30, 2020, respectively, compared to net unrealized gains of $304.7 million and $584.7 million in the three and six months ended June 30, 2019, respectively. Net unrealized losses in the three and six months ended June 30, 2020 reflect lower interest rates and wider interest rate spreads on our Agency and non-Agency assets. We also recorded net unrealized gains on our GSE CRT portfolio accounted for under the fair value option of $139.9 million and $12.4 million net unrealized losses in the three and six months ended June 30, 2020, respectively, compared to net unrealized losses of $3.3 million and $2.1 million in the three and six months ended June 30, 2019, respectively. Net unrealized losses in the six months ended June 30, 2020 reflect declines in valuations due to wider interest rate spreads.
We recorded a realized loss of $3.8 million on our loan participation interest during the three and six months ended June 30, 2020 and unrealized losses of $785,000 and $2.5 million on our commercial loan during the three and six months ended June 30, 2020, respectively. We sold the loan participation interest on April 1, 2020. We valued our commercial loan based upon a valuation from an independent pricing service.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and six months ended June 30, 2020, we recorded equity in earnings of unconsolidated ventures of $318,000 and $488,000 (June 30, 2019: equity in earnings of $702,000 and $1.4 million), respectively. We recorded equity in earnings for the three and six months ended June 30, 2020 and 2019 primarily due to realized and unrealized gains on the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	(138)	—	(205)	(343)
Total	(138)	—	(205)	(343)

$ in thousands	Three months ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(241,839)	7,525	(39,922)	(274,236)
Futures Contracts	(65,953)	—	(4,490)	(70,443)
Currency Forward Contracts	553	—	(607)	(54)
Total	(307,239)	7,525	(45,019)	(344,733)

$ in thousands	Six Months Ended June 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	346	—	(156)	190
Total	(904,358)	11,924	(18,688)	(911,122)

$ in thousands	Six Months Ended June 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(407,723)	12,034	(26,931)	(422,620)
Futures Contracts	(132,641)	—	8,454	(124,187)
Currency Forward Contracts	738	—	(124)	614
Total	(539,626)	12,034	(18,601)	(546,193)

During the six months ended June 30, 2020, we terminated existing swaps with a notional amount of $106.2 billion and entered into new swaps with a notional amount of $92.2 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We terminated all outstanding interest rate swaps in March 2020 as we positioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic and did not have any swaps outstanding as of June 30, 2020. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on the termination of interest rate swaps during the six months ended June 30, 2020 primarily due to falling interest rates.
As of December 31, 2019, we held the following interest rate swaps whereby we receive interest at a one-month and three-month LIBOR rate:

$ in thousands	As of December 31, 2019
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	14,000,000	1.47%	1.79%	5.2

We were not a party to any futures contracts during the six months ended June 30, 2020. During the six months ended June 30, 2019, we settled futures contracts with a notional amount of $4.3 billion. We realized a net loss of $132.6 million on the settlement of futures contracts during the six months ended June 30, 2019 due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six Months Ended June 30,
$ in thousands	2020	2019	2020	2019
GSE CRT embedded derivative coupon interest	1,127	5,300	5,845	10,650
Gain (loss) on settlement of GSE CRT embedded derivatives	(16,414)	—	(14,131)	—
Change in fair value of GSE CRT embedded derivatives	12,549	(7,738)	(27,504)	(5,204)
Total realized and unrealized credit derivative income (loss), net	(2,738)	(2,438)	(35,790)	5,446
In the three and six months ended June 30, 2020, we recorded a decrease of $300,000 and $41.2 million in realized and unrealized credit derivative income (loss), net compared to the same periods in 2019. The decrease was primarily driven by a decline in the fair value of our GSE CRT embedded derivatives in the three and six months ended June 30, 2020 as asset prices declined due to spread widening.

Net Gain (Loss) on Extinguishment of Debt
As discussed in Note 6 - "Borrowings" of our condensed consolidated financial statements include in Part I. Item 1. of this report on Form 10-Q, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt and settlements of counterparty claims for less than the principal balance of our repurchase agreements as a gain on extinguishment of debt in our condensed consolidated statement of operations.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and six months ended June 30, 2020 and 2019 primarily consists of quarterly dividends from FHLBI stock. We are required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of secured advances from the FHLBI. We earn dividend income on our investment in FHLBI stock, and the amount of our dividend income varies based upon the number of shares that we are required to own and the dividend declared per share.
Expenses
We incurred management fees of $9.8 million and $20.7 million (June 30, 2019: $9.4 million and $18.9 million) for the three and six months ended June 30, 2020, respectively. Management fees increased for the three and six months ended June 30, 2020 compared to the same period in 2019 due to a higher management fee base. Our management fees are calculated quarterly in arrears. Our management fee will be lower in the three months ended September 30, 2020 because our average month-end stockholders' equity decreased during the three months ended June 30, 2020 primarily due to realized losses on sales of investments. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $4.1 million and $7.2 million (June 30, 2019: $2.0 million and $4.3 million) for the three and six months ended June 30, 2020, respectively. General and administrative expenses primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were higher for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $1.5 million and $2.6 million, respectively.
Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2020, our net loss attributable to common stockholders was $299.9 million (June 30, 2019: $7.2 million net income attributable to common stockholders) or $1.80 basic and diluted net loss per average share available to common stockholders (June 30, 2019: $0.06 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) a net loss on derivative instruments of $343,000 in the 2020 period compared to a net loss on derivative instruments of $344.7 million in the 2019 period; (ii) a net loss on investments of $306.4 million in the 2020 period compared to a net gain on investments of $302.2 million in the 2019 period; and (iii) a $43.3 million decrease in net interest income.
For the six months ended June 30, 2020, our net loss attributable to common stockholders was $1.9 billion (June 30, 2019: $134.9 million net income attributable to common stockholders) or $11.91 basic and diluted net loss per average share available to common stockholders (June 30, 2019: $1.08 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) a net loss on derivative instruments of $911.1 million in the 2020 period compared to a net loss on derivative instruments of $546.2 million in the 2019 period; (ii) a net loss on investments of $1.1 billion in the 2020 period compared to a net gain on investments of $570.6 million in the 2019 period; (iii) a credit derivative net loss of $35.8 million in the 2020 period compared to credit derivative net income of $5.4 million in the 2019 period; and (iv) a $16.3 million decrease in net interest income.
For further information on the changes in net gain (loss) on derivative instruments, net gain (loss) on investments, realized and unrealized credit derivative income (loss), net and net interest income, see preceding discussion under "Gain (Loss) on Derivative Instruments, net," "Gain (Loss) on Investments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," and "Net Interest Income."

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
We are not presenting core earnings for the three and six months ended June 30, 2020 because core earnings excludes the material adverse impact that the market disruption caused by the COVID-19 pandemic has had on our financial condition. In addition, core earnings for the three and six months ended June 30, 2020 are not indicative of the reduced earnings potential of our current investment portfolio. We intend to resume reporting core earnings when its presentation provides a useful measure of our portfolio’s earning capacity.
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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three months ended June 30,
	2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	30,173	6.33%	202,221	3.89%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	1,127	0.24%	5,300	0.10%
Effective interest income	31,300	6.57%	207,521	3.99%

	Six Months Ended June 30,
	2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	216,872	4.39%	389,295	3.90%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,845	0.12%	10,650	0.10%
Effective interest income	222,717	4.51%	399,945	4.00%
Our effective interest income decreased $176.2 million and $177.2 million in the three and six months ended June 30, 2020, respectively, versus the same period in 2019 due to lower average earning assets. Our average earning assets decreased to $1.9 billion and $9.9 billion from $20.8 billion and $20.0 billion for three and six months ended June 30, 2020, respectively, primarily because we sold MBS and GSE CRT or cash proceeds of $23.1 billion during the six months ended June 30, 2020 due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three months ended June 30,
	2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	442	0.18%	129,236	2.73%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	4,503	1.83%	5,916	0.13%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	—	—%	(7,525)	(0.16)%
Effective interest expense	4,945	2.01%	127,627	2.70%

	Six Months Ended June 30,
	2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	86,130	1.97%	242,255	2.69%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	14,570	0.33%	11,767	0.13%
Add (less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(11,924)	(0.27)%	(12,034)	(0.13)%
Effective interest expense	88,776	2.03%	241,988	2.69%
Our effective interest expense and effective cost of funds decreased during the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower interest expense paid on our repurchase agreements. We paid interest expense of $442,000 and $86.1 million during the three and six months ended June 30, 2020, respectively, compared to $129.2 million and $242.3 million for the same periods in 2019, respectively, due to lower average borrowings and a lower Federal Funds target interest rate.
The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Six Months Ended June 30,
	2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	29,731	6.15%	72,985	1.16%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,503)	(1.83)%	(5,916)	(0.13)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	1,127	0.24%	5,300	0.10%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	—	—%	7,525	0.16%
Effective net interest income	26,355	4.56%	79,894	1.29%

	Six Months Ended June 30,
	2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	130,742	2.42%	147,040	1.21%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(14,570)	(0.33)%	(11,767)	(0.13)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	5,845	0.12%	10,650	0.10%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	11,924	0.27%	12,034	0.13%
Effective net interest income	133,941	2.48%	157,957	1.31%
Effective net interest income decreased during the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to lower average earning asset balances that were partially offset by lower average borrowings and a lower effective cost of funds driven by cuts in the Federal Funds interest rate.

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
The COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. Under the terms of our repurchase agreements and secured loans, our lenders have the contractual right to mark the underlying securities that we post as collateral to fair value as determined in their sole discretion. In addition, our lenders have the contractual right to increase the "haircut", or percentage amount by which collateral value must exceed the amount of borrowings, as market conditions become more volatile. As a result of significant spread widening in both Agency and non-Agency securities in the latter part of the first quarter of 2020, valuations of our portfolio assets declined sharply in a short period of time, leading to an exceptional increase in the frequency and magnitude of margin calls. Additionally, our lenders raised required haircuts on our collateral for new repurchase agreements, driving further liquidity needs. We sold portfolio assets in order to generate liquidity, in many cases at significantly distressed market prices. These events have led us to seek to maintain higher levels of cash and unencumbered assets. See Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Other Information - Item 1A. Risk Factors in this Quarterly Report for more information on how the COVID-19 pandemic has impacted and may continue to impact our liquidity and capital resources.
We held cash, cash equivalents and restricted cash of $271.6 million at June 30, 2020 (June 30, 2019: $154.9 million). As previously discussed, we increased our cash, cash equivalents and restricted cash balances at June 30, 2020 to improve our liquidity in light of market disruption created by the COVID-19 pandemic. Our operating activities provided net cash of $130.6 million for the six months ended June 30, 2020 (June 30, 2019: $157.0 million).
Our investing activities provided net cash of $18.0 billion in the six months ended June 30, 2020 compared to net cash used by investing activities of $3.7 billion in the six months ended June 30, 2019. Our primary source of cash from investing activities for the six months ended June 30, 2020 was proceeds from sales of MBS and GSE CRTs of $23.1 billion (June 30, 2019: $1.7 billion) to improve liquidity. We also generated $690.1 million from principal payments of MBS and GSE CRTs during the six months ended June 30, 2020 (June 30, 2019: $760.6 million). Prior to disruption in the financial markets caused by the COVID-19 pandemic, we invested $5.0 billion in MBS and GSE CRTs during the six months ended June 30, 2020 (June 30, 2019: $5.6 billion). We used cash of $904.4 million to terminate derivative contracts in the six months ended June 30, 2020 (June 30, 2019: $539.6 million) as we sold our Agency securities and our sensitivity to interest rates decreased.
Our financing activities used net cash of $18.2 billion for the six months ended June 30, 2020 primarily because we repaid our repurchase agreement borrowings with proceeds from asset sales (June 30, 2019: net cash provided by financing activities of $3.6 billion). We repaid net repurchase agreement borrowing of $17.5 billion (June 30, 2019: net proceeds provided $3.5 billion). In addition, we repaid $910.0 million of secured loans from the FHLBI. We also used cash of $102.6 million for the six months ended June 30, 2020 (June 30, 2019: $126.8 million) to pay dividends. Proceeds from issuance of common stock provided $347.1 million for the six months ended June 30, 2020 (June 30, 2019: $266.9 million).
Forward-Looking Statements Regarding Liquidity
As of June 30, 2020, our investment portfolio is primarily composed of credit assets that are financed by FHLBI. Our secured loans are due by December 2020, and we intend to repay FHLBI with proceeds from sales of assets that are currently collateralizing our secured loans. We repaid $435.0 million of our secured loans in July 2020.
We have approximately $554.3 million of unencumbered investments as of June 30, 2020 and unrestricted cash of $270.2 million. We resumed investing in Agency RMBS in July 2020 and financed the purchase of these Agency investments with a moderate amount of repurchase agreement borrowings. We determine the amount of leverage on new investments based upon the type of investment and market conditions at the time of investment.
Based upon our current portfolio, existing borrowing arrangements and anticipated proceeds from sales of assets that are currently collateralizing our secured loans, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our required distributions to stockholders and fund other general corporate expenses.
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
As of June 30, 2020, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Secured loans	740,000	740,000	—	—	—
Interest expense on secured loans (1)	2,141	2,141	—	—	—
Total (2)	742,141	742,141	—	—	—

(1)Interest expense is calculated based on variable rates in effect at June 30, 2020.
(2)Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
As of June 30, 2020, we held investments in two unconsolidated joint ventures that are managed by an affiliate of our Manager. We are committed to invest $6.5 million in these unconsolidated joint ventures to fund future investments and cover future expenses should they occur.

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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2020, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2020.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). (“percentage tests”). The SEC staff has issued a “no-action” letter in which it confirmed that it would not recommend enforcement action if an issuer continues to rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act if the issuer does not meet the percentage tests if: (1) the inability to meet those tests is the result of the sale of an underlying asset; (2) proceeds from the sale are invested in government securities, certificates of deposit, or other securities appropriate for the purpose of preserving value pending the investment of the proceeds in assets that meet the percentage tests; and (3) the issuer intends to purchase assets that meet the percentage tests as soon as possible but generally within one year. (Medidentic Mortgage Investors, SEC No-Action Letter (May 23, 1984)). In light of this analysis, we believe that as of June 30, 2020, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The COVID-19 pandemic caused significant dislocations in financial markets, including the interest rates market. In March 2020, the Federal Open Market Committee lowered the Federal Funds target range to 0 to 0.25%. We did not have any interest rate hedges in place as of June 30, 2020 due to limited interest rate sensitivity and prevailing market conditions.
We resumed purchasing 30 year fixed-rate Agency RMBS in July 2020 and financed these purchases with repurchase agreement borrowings. We entered into interest rate swaps to mitigate our interest rate risk associated with these borrowings.
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
We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration values for the same securities.
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
Uncertainties related to the COVID-19 pandemic caused credit spreads to widen significantly in the second half of March 2020 and continuing into April 2020. Unprecedented government responses, including fiscal stimulus, monetary policy actions, and various purchase and financing programs have had and will continue to impact credit spreads.
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
Historically low interest rates, high interest rate volatility, uncertainties related to government policies on mortgage finance in response to the COVID-19 pandemic, social distancing, and other factors have made it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
Market Risk
Market Value Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to ASC Topic 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a falling interest rate environment, the estimated fair value of these securities would be expected to increase.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2020, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.93)%	(2.88)%
+0.50%	(1.00)%	(1.47)%
-0.50%	1.54%	0.90%
-1.00%	1.12%	1.12%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2020. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at June 30, 2020, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
The conditions related to the COVID-19 pandemic have adversely affected the fundamentals of many of our portfolio investments. The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage real estate-related assets. Further, in light of the COVID-19 pandemic’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear or further forbear payment on or refinance their mortgage loans to avail themselves of lower rates. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants underlying our commercial property assets resulting in potential delinquencies, defaults or declines in asset values. In many instances, tenants are foregoing rent payments or seeking forbearance. As a result, loans may experience increased delinquencies and defaults, which could impact the fundamental performance of our mortgage-backed securities. Further, we expect credit rating agencies to reassess transactions that are negatively impacted by these adverse changes. This may result in our investments being downgraded by credit rating agencies.

Foreign Exchange Rate Risk
We have an investment of €12.8 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
•exploring options to obtain financing arrangements that are not marked to market;
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any such legal proceedings.
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

The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the U.S. economy, the mortgage REIT industry and our business.

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
As a result of the ongoing COVID-19 pandemic, during the six months ended June 30, 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to post cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls had and could have in the future a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and caused and could cause in the future the value of our common stock to decline. We may be and have been forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. If these trends continue, it will continue to have a negative adverse impact on our liquidity.

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

We have experienced, and may continue to experience, significant changes in our portfolio during times of severe market disruption in the mortgage, real estate or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

Consistent with current market conditions related to the COVID-19 pandemic and our intention to enhance our liquidity and strengthen our cash position, during the six months ended June 30, 2020, we have reduced leverage and taken other steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment, which could adversely affect our business.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, which have and may continue to adversely affect our business. We have experienced historically larger spreads to benchmark rates in the repurchase markets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to the COVID-19 pandemic, significant government programs, stimulus plans as well as government purchase and finance programs have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear what the impact of these actions will be and how long they will continue to drive the interest rate environment. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. With respect to our hedging activities, we terminated all of our remaining interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic and reduced our exposure to interest rate risk. However, we returned to utilizing hedges in July 2020.

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

During the six months ended June 30, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of the COVID-19 pandemic may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

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
During the three months ended June 30, 2020, we did not repurchase any shares of our common stock.
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

INVESCO MORTGAGE CAPITAL INC.

August 6, 2020	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 6, 2020	By:	/s/ R. Lee Phegley, Jr.
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