Form 10-Q
period 2020-09-30
Invesco Mortgage Capital Inc.
filed 2020-11-09
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 31, 2020, there were 181,375,299 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020; June 30, 2020 and September 30, 2020 and March 31, 2019; June 30, 2019 and September 30, 2019	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	65

PART II OTHER INFORMATION		66

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	71

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands except share amounts	September 30, 2020	December 31, 2019
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $5,509,166 and $21,132,742, respectively)	5,981,457	21,771,786
Cash and cash equivalents	258,905	172,507
Restricted cash	166,193	116,995
Due from counterparties	4,335	32,568
Investment related receivable	12,767	67,976
Derivative assets, at fair value	8,402	18,533
Other assets (including pledged security of $44,654 as of December 31, 2019)	43,936	166,180
Total assets	6,475,995	22,346,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,243,288	17,532,303
Secured loans	—	1,650,000
Derivative liabilities, at fair value	391	352
Dividends payable	11,781	74,841
Investment related payable	966	99,561
Accrued interest payable	589	43,998
Collateral held payable	950	170
Accounts payable and accrued expenses	2,198	1,560
Due to affiliate	4,692	11,861
Total liabilities	5,264,855	19,414,646
Commitments and contingencies (See Note 14)
Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 181,375,299 and 144,256,357 shares issued and outstanding, respectively	1,814	1,443
Additional paid in capital	3,314,008	2,892,652
Accumulated other comprehensive income	71,699	288,963
Retained earnings (distributions in excess of earnings)	(2,739,705)	(814,483)
Total stockholders’ equity	1,211,140	2,931,899
Total liabilities and stockholders' equity	6,475,995	22,346,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	26,907	194,938	242,071	581,167
Commercial and other loans	529	1,353	2,237	4,419
Total interest income	27,436	196,291	244,308	585,586
Interest Expense
Repurchase agreements (1)	(1,713)	112,851	76,059	332,704
Secured loans	297	10,413	8,655	32,815
Total interest expense	(1,416)	123,264	84,714	365,519
Net interest income	28,852	73,027	159,594	220,067
Other Income (loss)
Gain (loss) on investments, net	65,106	202,413	(996,743)	772,977
Equity in earnings (losses) of unconsolidated ventures	332	403	820	1,797
Gain (loss) on derivative instruments, net	2,886	(177,244)	(908,236)	(723,437)
Realized and unrealized credit derivative income (loss), net	478	1	(35,312)	5,447
Net gain (loss) on extinguishment of debt	15,849	—	14,742	—
Other investment income (loss), net	402	1,005	1,936	3,041
Total other income (loss)	85,053	26,578	(1,922,793)	59,825
Expenses
Management fee – related party	4,111	8,740	24,857	27,644
General and administrative	1,828	1,862	9,009	6,119
Total expenses	5,939	10,602	33,866	33,763
Net income (loss)	107,966	89,003	(1,797,065)	246,129
Dividends to preferred stockholders	11,107	11,107	33,320	33,320
Net income (loss) attributable to common stockholders	96,859	77,896	(1,830,385)	212,809
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.53	0.57	(10.87)	1.66
Diluted	0.53	0.57	(10.87)	1.65
(1)Negative interest expense on repurchase agreements for the three months ended September 30, 2020 consists of $1.5 million of current period interest expense on repurchase agreements and $3.2 million of amortization of net deferred gains on de-designated interest rate swaps. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Net income (loss)	107,966	89,003	(1,797,065)	246,129
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	22,812	14,482	(217,064)	114,019
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	(54,615)	(954)	17,124	9,072
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(3,243)	(5,981)	(17,813)	(17,748)
Currency translation adjustments on investment in unconsolidated venture	397	290	489	(306)
Total other comprehensive income (loss)	(34,649)	7,837	(217,264)	105,037
Comprehensive income (loss)	73,317	96,840	(2,014,329)	351,166
Less: Dividends to preferred stockholders	(11,107)	(11,107)	(33,320)	(33,320)
Comprehensive income (loss) attributable to common stockholders	62,210	85,733	(2,047,649)	317,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020; June 30, 2020 and September 30, 2020
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net loss	—	—	—	—	—	—	—	—	—	—	(1,616,192)	(1,616,192)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(159,235)	—	(159,235)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	20,700,000	207	346,819	—	—	347,026
Stock awards	—	—	—	—	—	—	10,000	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(82,483)	(82,483)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	131	—	—	131
Balance at March 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	164,966,357	1,650	3,239,602	129,728	(2,523,923)	1,410,381
Net loss	—	—	—	—	—	—	—	—	—	—	(288,839)	(288,839)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(23,380)	—	(23,380)
Stock awards	—	—	—	—	—	—	22,500	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	16,338,511	163	74,071	—	(3,626)	70,608
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,106)	(11,106)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	128	—	—	128
Balance at June 30, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	181,327,368	1,813	3,313,801	106,348	(2,827,494)	1,157,792
Net income	—	—	—	—	—	—	—	—	—	—	107,966	107,966
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(34,649)	—	(34,649)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	25,431	—	78	—	—	78
Stock awards	—	—	—	—	—	—	22,500	1	—	—	—	1
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(9,070)	(9,070)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at September 30, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	181,375,299	1,814	3,314,008	71,699	(2,739,705)	1,211,140

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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2020	2019
Cash Flows from Operating Activities
Net income (loss)	(1,797,065)	246,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	9,821	28,471
Realized and unrealized (gain) loss on derivative instruments, net	919,605	747,186
Realized and unrealized (gain) loss on credit derivatives, net	41,635	10,399
(Gain) loss on investments, net	996,743	(772,977)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	245	(1,797)
Other amortization	(17,424)	(17,356)
Net (gain) loss on extinguishment of debt	(14,742)	—
Changes in operating assets and liabilities:
Increase (decrease) in operating assets	53,921	(13,578)
Decrease in operating liabilities	(49,027)	(8,591)
Net cash provided by operating activities	143,712	217,886
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(10,515,245)	(7,980,486)
(Contributions to) distributions from investments in unconsolidated ventures, net	2,267	2,198
Change in other assets	40,846	9,866
Principal payments from mortgage-backed and credit risk transfer securities	730,330	1,392,097
Proceeds from sale of mortgage-backed and credit risk transfer securities	24,265,520	2,387,143
Payment on the sale of credit derivatives	(31,353)	—
Settlement (termination) of futures, currency forwards and interest rate swaps, net	(909,435)	(713,233)
Redemption of Federal Home Loan Bank of Indianapolis stock	74,250	—
Net change in due from counterparties and collateral held payable on derivative instruments	(1,110)	(8,909)
Principal payments from commercial loans held-for-investment	136	7,394
Net cash provided by (used in) investing activities	13,656,206	(4,903,930)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	347,182	486,506
Principal repayments of secured loans	(1,650,000)	—
Proceeds from repurchase agreements	55,623,982	94,974,385
Principal repayments of repurchase agreements	(67,898,255)	(90,504,837)
Net change in due from counterparties and collateral held payable on repurchase agreements	30,123	(3,612)
Payments of deferred costs	(29)	(176)
Payments of dividends	(117,325)	(195,865)
Net cash provided by (used in) financing activities	(13,664,322)	4,756,401
Net change in cash, cash equivalents and restricted cash	135,596	70,357
Cash, cash equivalents and restricted cash, beginning of period	289,502	135,617
Cash, cash equivalents and restricted cash, end of period	425,098	205,974
Supplement Disclosure of Cash Flow Information
Interest paid	145,935	391,153
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(199,940)	123,091
Dividends declared not paid	11,781	66,974
Increase (decrease) in Agency CMBS purchase commitments	(99,557)	1,124,815
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	328	(19,598)
Dividend paid in common stock	74,234	—
Offering costs not paid	(78)	(468)
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
Effective January 1, 2020, we began valuing our interest rate swaps under the market approach through the use of quoted prices available in an active market. We discontinued using the income approach to value our interest rate swaps because the information we previously used was no longer available.
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
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. We elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to those securities purchased prior to election of the fair value option and held on January 1, 2020. For further information on the composition of our investment portfolio, see Note 4 - "Mortgage Backed and Credit Risk Transfer Securities". During the three and nine months ended September 30, 2020, we recorded $9.0 million and $94.1 million, respectively, of impairment on non-Agency securities that we intended to sell or more likely than not would be required to sell before we recovered the amortized cost basis of the security. We recorded the impairment within gain (loss) on investments, net in our condensed consolidated statements of operations. As of September 30, 2020, we have not recorded a credit loss allowance on any of our securities.
We had one commercial loan as of December 31, 2019 that was measured at amortized cost. We implemented the new guidance for this loan by electing the fair value option and recording a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recognized $15,000 and $2.5 million of unrealized losses on our commercial loan in our condensed consolidated statement of operations during the three and nine months ended September 30, 2020, respectively.
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

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2020 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	427,369	427,369
Non-Agency RMBS	13,068	13,068
Investments in unconsolidated ventures	19,975	19,975
Total	460,412	460,412
Refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed and Credit Risk Transfer Securities
During the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic and sold a substantial portion of our MBS and GSE CRT portfolio to generate liquidity and reduce leverage. We resumed investing in Agency RMBS in July 2020.
The following tables summarize our MBS and GSE CRT portfolio by asset type as of September 30, 2020 and December 31, 2019.

September 30, 2020
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	5,260,201	278,538	5,538,739	(2,636)	5,536,103	1.91%
Total Agency RMBS pass-through	5,260,201	278,538	5,538,739	(2,636)	5,536,103	1.91%
Agency-CMO (2)	20,637	(20,637)	—	—	—	—%
Non-Agency CMBS	454,877	(28,114)	426,763	606	427,369	7.61%
Non-Agency RMBS (3)(4)(5)	955,880	(937,114)	18,766	(5,698)	13,068	0.36%
GSE CRT	5,332	—	5,332	(415)	4,917	3.43%
Total	6,696,927	(707,327)	5,989,600	(8,143)	5,981,457	2.32%

(1)Period-end weighted average yield is based on amortized cost as of September 30, 2020 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligations ("Agency-CMO") are interest-only securities ("Agency IO").
(3)Non-Agency RMBS is 69.6% fixed rate, 29.6% variable rate, and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage ("ARM") loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 98.9% of principal/notional balance, 69.3% of amortized cost and 46.4% of fair value.

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
(3)Includes Agency CMBS purchase commitments with a fair value of approximately $96.2 million.
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2020 and December 31, 2019. We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of September 30, 2020 and December 31, 2019, approximately 94% and 80%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option increased as of September 30, 2020 due to a change in portfolio composition. During the first half of 2020, we sold MBS and GSE CRTs previously accounted for as available-for-sale securities to generate liquidity and reduce leverage given unprecedented market conditions as a result of the COVID-19 pandemic. We resumed investing in Agency RMBS in July 2020 and elected the fair value option for these securities.

	September 30, 2020			December 31, 2019
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	—	—	—	98,666	193,748	292,414
30 year fixed-rate	—	5,536,103	5,536,103	754,590	9,769,630	10,524,220
Hybrid ARM	—	—	—	31,522	25,371	56,893
Total RMBS Agency pass-through	—	5,536,103	5,536,103	884,778	9,988,749	10,873,527
Agency-CMO	—	—	—	146,733	280,779	427,512
Agency CMBS	—	—	—	—	4,767,930	4,767,930
Non-Agency CMBS	344,911	82,458	427,369	2,150,991	1,672,483	3,823,474
Non-Agency RMBS	7,573	5,495	13,068	715,479	240,192	955,671
GSE CRT	—	4,917	4,917	507,445	416,227	923,672
Total	352,484	5,628,973	5,981,457	4,405,426	17,366,360	21,771,786
The components of the carrying value of our MBS and GSE CRT portfolio at September 30, 2020 and December 31, 2019 are presented below.

	September 30, 2020
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	5,730,464	966,463	6,696,927
Unamortized premium	278,546	—	278,546
Unamortized discount	(32,415)	(953,458)	(985,873)
Gross unrealized gains (1)	22,298	190	22,488
Gross unrealized losses (1)	(23,503)	(7,128)	(30,631)
Fair value	5,975,390	6,067	5,981,457

	December 31, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	20,957,410	2,396,665	23,354,075
Unamortized premium	440,503	—	440,503
Unamortized discount	(419,983)	(2,342,319)	(2,762,302)
Gross unrealized gains (1)	807,324	4,782	812,106
Gross unrealized losses (1)	(66,064)	(6,532)	(72,596)
Fair value	21,719,190	52,596	21,771,786
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2020 and 2019 is provided below within this Note 4.
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of September 30, 2020 and December 31, 2019.

$ in thousands	September 30, 2020	December 31, 2019
Less than one year	112,486	268,536
Greater than one year and less than five years	1,299,035	7,836,620
Greater than or equal to five years	4,569,936	13,666,630
Total	5,981,457	21,771,786

The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.
September 30, 2020

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	2,721,331	(11,360)	37	—	—	—	2,721,331	(11,360)	37
Total Agency RMBS pass-through	2,721,331	(11,360)	37	—	—	—	2,721,331	(11,360)	37
Non-Agency CMBS	82,458	(11,728)	12	—	—	—	82,458	(11,728)	12
GSE CRT	4,917	(415)	1	—	—	—	4,917	(415)	1
Non-Agency RMBS	5,299	(7,072)	10	66	(56)	4	5,365	(7,128)	14
Total (1)	2,814,005	(30,575)	60	66	(56)	4	2,814,071	(30,631)	64
(1)Fair value option has been elected for all securities in an unrealized loss position.
December 31, 2019

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
15 year fixed-rate	957	(1)	2	362	(3)	4	1,319	(4)	6
30 year fixed-rate	255,649	(207)	3	34,009	(256)	5	289,658	(463)	8
Hybrid ARM	434	(2)	1	1,524	(46)	3	1,958	(48)	4
Total Agency RMBS pass-through (1)	257,040	(210)	6	35,895	(305)	12	292,935	(515)	18
Agency-CMO (2)	67,875	(1,194)	15	6,155	(1,513)	13	74,030	(2,707)	28
Agency CMBS (3)	1,743,800	(50,521)	58	—	—	—	1,743,800	(50,521)	58
Non-Agency CMBS (4)	203,129	(2,783)	19	101,021	(11,425)	7	304,150	(14,208)	26
Non-Agency RMBS (5)	26,283	(3,935)	14	12,199	(636)	2	38,482	(4,571)	16
GSE CRT (6)	77,044	(74)	4	—	—	—	77,044	(74)	4
Total	2,375,171	(58,717)	116	155,270	(13,879)	34	2,530,441	(72,596)	150
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
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of September 30, 2020, we have not recorded an allowance for credit losses on any of our securities. We did not record any provisions for credit losses on our condensed consolidated statement of operations during the three and nine months ended September 30, 2020. We recorded impairments of $9.0 million and $94.1 million on our condensed consolidated statement of operations during the three and nine months ended September 30, 2020, respectively, because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis.

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
The following table summarizes OTTI included in earnings during the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2019	2019
RMBS interest-only securities	1,826	3,778
Non-Agency RMBS (1)	—	1,024
Total	1,826	4,802
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
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Gross realized gains on sale of investments	68,994	4,022	650,859	9,181
Gross realized losses on sale of investments	(18,884)	(1,485)	(1,009,773)	(15,730)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(8,983)	—	(94,104)	—
Other-than-temporary impairment losses	—	(1,826)	—	(4,802)
Net unrealized gains and losses on MBS and GSE CRT accounted for under the fair value option	23,994	201,702	(537,433)	784,328
Net unrealized gains and losses on commercial loan and loan participation interest	(15)	—	(2,484)	—
Realized loss on loan participation interest	—	—	(3,808)	—
Total gain (loss) on investments, net	65,106	202,413	(996,743)	772,977

The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2020 and 2019. GSE CRT interest income excludes coupon interest associated with embedded derivatives of $478,000 and $6.3 million for the three and nine months ended September 30, 2020 (2019: $5.2 million and $15.8 million), respectively, that is recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	16,098	(2,520)	13,578
Non-Agency CMBS	10,259	3,109	13,368
Non-Agency RMBS	879	(874)	5
GSE CRT	223	(274)	(51)
Other	7	—	7
Total	27,466	(559)	26,907
For the three months ended September 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	122,725	(21,526)	101,199
Agency CMBS	25,434	(1,395)	24,039
Non-Agency CMBS	41,972	3,957	45,929
Non-Agency RMBS	12,746	2,725	15,471
GSE CRT	9,913	(2,369)	7,544
Other	756	—	756
Total	213,546	(18,608)	194,938

For the nine months ended September 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	123,537	(24,327)	99,210
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	72,921	12,640	85,561
Non-Agency RMBS	13,163	1,646	14,809
GSE CRT	10,230	(2,560)	7,670
Other	743	—	743
Total	256,416	(14,345)	242,071

For the nine months ended September 30, 2019

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	374,208	(50,873)	323,335
Agency CMBS	53,767	(2,835)	50,932
Non-Agency CMBS	121,417	10,338	131,755
Non-Agency RMBS	40,890	9,447	50,337
GSE CRT	27,935	(5,399)	22,536
Other	2,272	—	2,272
Total	620,489	(39,322)	581,167

Note 5 – Other Assets
The following table summarizes our other assets as of September 30, 2020 and December 31, 2019:

$ in thousands	September 30, 2020	December 31, 2019
FHLBI stock	—	74,250
Loan participation interest	—	44,654
Commercial loan, held-for-investment	21,777	24,055
Investments in unconsolidated ventures	19,975	21,998
Prepaid expenses and other assets	2,184	1,223
Total	43,936	166,180
IAS Services LLC, our wholly-owned subsidiary, was required to purchase and hold Federal Home Loan Bank of Indianapolis ("FHLBI") stock as a condition of membership in the FHLBI. During the nine months ended September 30, 2020, FHLBI fully redeemed our stock at cost in connection with the repayment of our secured loans. We terminated our membership in FHLBI in the third quarter of 2020.
We sold our participation interest in a secured loan collateralized by mortgage servicing rights for $21.6 million in April 2020. The weighted average asset yield for the participation interest was 5.82% as of December 31, 2019. We recorded a realized loss of $3.8 million upon sale of the participation interest.
We have an investment in a commercial loan that matures in February 2021. The loan had a weighted average coupon rate of 8.66% as of September 30, 2020 and 10.19% as of December 31, 2019. As discussed in Note 2- "Summary of Significant Accounting Policies", we elected the fair value option for this loan on January 1, 2020 and recorded a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. We recorded unrealized losses on this loan of $15,000 and $2.5 million during the three and nine months ended September 30, 2020, respectively, based on a discounted cash flow valuation prepared by an independent pricing service. We previously reported this loan at amortized cost on our condensed consolidated balance sheet.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We fully repaid our secured loans during the nine months ended September 30, 2020. The following tables summarize certain characteristics of our borrowings at September 30, 2020 and December 31, 2019. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements and secured loans.

$ in thousands	September 30, 2020
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	5,243,288	0.23%	14
Total Borrowings	5,243,288	0.23%	14

$ in thousands	December 31, 2019
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements:
Agency RMBS	9,666,964	1.95%	46
Agency CMBS	4,246,359	1.95%	43
Non-Agency CMBS	2,041,968	2.71%	14
Non-Agency RMBS	790,412	2.65%	16
GSE CRT	753,110	2.70%	13
Loan participation interest	33,490	3.22%	240
Total Repurchase Agreements	17,532,303	2.11%	39
Secured Loans	1,650,000	1.93%	1587
Total Borrowings	19,182,303	2.09%	172

Secured Loans
During the nine months ended September 30, 2020, IAS Services LLC fully repaid its outstanding secured loans from the FHLBI. In April 2020, the FHLBI modified the terms of our secured loans because we were not in compliance with all of the financial covenants of our secured loan agreements as of March 31, 2020. The modified loan terms required repayment of our secured loans by December 2020 but allowed for prepayment at any time without penalty. These secured loans had variable rates that were based on the FHLBI's short-term cost of funds. For the nine months ended September 30, 2020, IAS Services LLC had weighted average borrowings of $784.3 million with a weighted average borrowing rate of 1.47%.
Repurchase Agreements
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. We received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin calls and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. While certain of our repurchase agreement counterparties permitted our repurchase agreements to remain outstanding while we were not in compliance, other counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. We repaid all of our repurchase agreements that may have been in default as of May 7, 2020. Gains and losses associated with the termination of these repurchase agreements are reported as a net gain (loss) on extinguishment of debt in our condensed consolidated statement of operations. During the three months ended September 30, 2020, we entered into a mutual release of claims with a counterparty resulting in a one-time gain on settlement of a debt obligation of $16.0 million that is reported within net gain (loss) on extinguishment of debt on our condensed consolidated statement of operations.

We resumed financing the purchase of Agency RMBS with repurchase agreements in July 2020. These repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities of approximately one month. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2020.
Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, secured loans, interest rate swaps, currency forward contracts and to-be-announced securities forward contracts ("TBAs") as of September 30, 2020 and December 31, 2019. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of how we determine fair value. RMBS, CMBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets. Loan participation interest collateral pledged was included in other assets on our condensed consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Agency CMBS purchase commitments that are recorded as mortgage-backed and credit risk transfer securities on our condensed consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $96.2 million of these securities as of December 31, 2019. We did not have any Agency CMBS purchase commitments as of September 30, 2020.
Cash collateral held on repurchase agreements that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2020 and December 31, 2019, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2020	December 31, 2019
Repurchase Agreements:
Agency RMBS	5,509,166	10,187,555
Agency CMBS	—	4,446,384
Non-Agency CMBS	—	2,549,841
Non-Agency RMBS	—	943,176
GSE CRT	—	918,117
Loan participation interest	—	44,654
Cash	3,105	32,568
Total repurchase agreements collateral pledged	5,512,271	19,122,295
Secured Loans:
Agency RMBS	—	621,471
Non-Agency CMBS	—	1,276,418
Restricted cash	—	600
Total secured loans collateral pledged	—	1,898,489
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Agency RMBS	—	189,780
Cash	1,230	—
Restricted cash	166,193	116,395
Total interest rate swaps, currency forward contracts, and TBAs collateral pledged	167,423	306,175

Total collateral pledged:
Mortgage-backed and credit risk transfer securities	5,509,166	21,132,742
Loan participation interest	—	44,654
Cash	4,335	32,568
Restricted cash	166,193	116,995
Total collateral pledged	5,679,694	21,326,959

	As of
Collateral Held	September 30, 2020	December 31, 2019
Repurchase Agreements:
Cash	670	10
Non-cash collateral	3,249	181
Total repurchase agreements collateral held	3,919	191
Interest Rate Swaps and Currency Forward Contracts:
Cash	280	160
Total interest rate swap and currency forward contracts collateral held	280	160

Total collateral held:
Cash	950	170
Non-cash collateral	3,249	181
Total collateral held	4,199	351

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
Our repurchase agreement collateral pledged ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/amount outstanding) was 105% as of September 30, 2020 and 109% as of December 31, 2019.
Secured Loans
Collateral pledged with the FHLBI was held in trust for the benefit of the FHLBI and was not commingled with our other assets. The FHLBI retained the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. We repaid the outstanding balance of our secured loans during the nine months ended September 30, 2020 and did not have any secured loans outstanding as of September 30, 2020.
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
TBAs and Currency Forward Contracts
Our TBAs and currency forward contracts provide for bilateral collateral pledging based on market value as determined by our counterparties. Collateral pledged with our TBA and currency forward counterparties is segregated in our books and records and can be in the form of cash or securities. Our counterparties have the right to repledge the collateral posted and the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the contracts changes.
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2020:

$ in thousands	Notional Amount as of December 31, 2019	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2020
Interest Rate Swaps	14,000,000	98,225,000	(107,675,000)	4,550,000
Currency Forward Contracts	23,111	70,297	(68,785)	24,623
Credit Derivatives	464,966	—	(464,966)	—
TBA Purchase Contracts	—	1,800,000	(900,000)	900,000
TBA Sale Contracts	—	(900,000)	900,000	—
Total	14,488,077	99,195,297	(108,208,751)	5,474,623
Refer to Note 7 - "Collateral Positions" for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Under the terms of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of variable-rate amounts over the life of the agreements without exchange of the underlying notional amount.

Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $3.2 million and $17.8 million as a decrease (September 30, 2019: $6.0 million and $17.7 million as a decrease) to interest expense for the three and nine months ended September 30, 2020, respectively. During the next 12 months, we estimate that $22.4 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2020, $58.1 million (December 31, 2019: $75.9 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of September 30, 2020 and December 31, 2019, we had interest rate swaps with the following maturities outstanding:

$ in thousands	As of September 30, 2020
Maturities	Notional Amount(1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2024	1,000,000	0.16%	0.15%	3.8
2025	1,250,000	0.23%	0.15%	4.9
Thereafter	2,300,000	0.47%	0.16%	8.1
Total	4,550,000	0.34%	0.15%	6.3
(1)All swaps received variable payments based on 1-month LIBOR as of September 30, 2020.

$ in thousands	As of December 31, 2019
Maturities	Notional Amount(1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,900,000	1.67%	1.84%	0.6
2021	2,500,000	1.40%	1.77%	1.3
2022	800,000	1.53%	1.91%	2.9
2023	2,400,000	1.44%	1.72%	3.9
2024	900,000	1.49%	1.76%	4.8
Thereafter	5,500,000	1.44%	1.78%	9.5
Total	14,000,000	1.47%	1.79%	5.2
(1)Notional amount includes $10.7 billion of interest rate swaps that received variable payments based on 1-month LIBOR and $3.3 billion of interest rate swaps that received variable payments based on 3-month LIBOR as of December 31, 2019.
Futures and Currency Forward Contracts
We purchase or sell U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales U.S. Treasury futures contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any futures contract outstanding as of September 30, 2020 and December 31, 2019.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2020, we had $24.6 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets. We did not hold any GSE CRTs that were accounted for as hybrid financial instruments as of September 30, 2020. At December 31, 2019, terms of the GSE CRT embedded derivatives were:

$ in thousands	December 31, 2019
Fair value amount	10,281
Notional amount	464,966
Maximum potential amount of future undiscounted payments	464,966
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency MBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of September 30, 2020. We did not hold any such instruments as of December 31, 2019.

$ in thousands	September 30, 2020
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	900,000	932,313	934,891	2,578
Net TBA derivatives	900,000	932,313	934,891	2,578
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2020	As of December 31, 2019		As of September 30, 2020	As of December 31, 2019
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	5,265	18,533	Interest Rate Swaps Liability	—	—
Currency Forward Contracts	168	—	Currency Forward Contracts	—	352
TBAs	2,969	—	TBAs	391	—
Total Derivative Assets	8,402	18,533	Total Derivative Liabilities	391	352
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

$ in thousands	Three Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(17,223)	478	17,223	478

$ in thousands	Three Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	5,196	(5,195)	1

$ in thousands	Nine Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(31,354)	6,323	(10,281)	(35,312)

$ in thousands	Nine Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	15,846	(10,399)	5,447
The following tables summarizes the effect of interest rate swaps, currency forward contracts, TBAs and futures reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

$ in thousands	Three Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(4,662)	(555)	5,266	49
Currency Forward Contracts	(1,643)	—	675	(968)
TBAs	1,227	—	2,578	3,805
Total	(5,078)	(555)	8,519	2,886

$ in thousands	Three Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(137,346)	11,715	(15,772)	(141,403)
Futures Contracts	(36,633)	—	(464)	(37,097)
Currency Forward Contracts	372	—	884	1,256
Total	(173,607)	11,715	(15,352)	(177,244)

$ in thousands	Nine Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(909,366)	11,369	(13,266)	(911,263)
Currency Forward Contracts	(1,297)	—	519	(778)
TBAs	1,227	—	2,578	3,805
Total	(909,436)	11,369	(10,169)	(908,236)

$ in thousands	Nine Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(545,069)	23,749	(42,703)	(564,023)
Futures Contracts	(169,274)	—	7,990	(161,284)
Currency Forward Contracts	1,110	—	760	1,870
Total	(713,233)	23,749	(33,953)	(723,437)

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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative assets of $5.3 million as of September 30, 2020 and $18.5 million as of December 31, 2019 related to centrally cleared interest rate swaps are not included in the tables below as a result of this characterization of daily variation margin.
As of September 30, 2020

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1)(2)	3,137	—	3,137	(391)	(168)	2,578
Total Assets	3,137	—	3,137	(391)	(168)	2,578

Liabilities
Derivatives (1)(2)	(391)	—	(391)	391	—	—
Repurchase Agreements (3)	(5,243,288)	—	(5,243,288)	5,243,288	—	—
Total Liabilities	(5,243,679)	—	(5,243,679)	5,243,679	—	—
As of December 31, 2019

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments (2)	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)(2)	(352)	—	(352)	—	320	(32)
Repurchase Agreements (3)	(17,532,303)	—	(17,532,303)	17,532,303	—	—
Secured Loans (4)	(1,650,000)	—	(1,650,000)	1,650,000	—	—
Total Liabilities	(19,182,655)	—	(19,182,655)	19,182,303	320	(32)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)The fair value of securities pledged as initial margin against our centrally cleared swaps was $189.8 million as of December 31, 2019. Cash collateral pledged on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $167.4 million and $116.4 million as of September 30, 2020 and December 31, 2019, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $280,000 and $160,000 at September 30, 2020 and December 31, 2019, respectively.
(3)The fair value of securities pledged against our borrowing under repurchase agreements was $5.5 billion and $19.1 billion at September 30, 2020 and December 31, 2019, respectively. We pledged cash collateral of $3.1 million and $32.6 million under repurchase agreements as of September 30, 2020 and December 31, 2019, respectively. We held cash collateral of $670,000 and $10,000 under repurchase agreements as of September 30, 2020 and December 31, 2019, respectively.
(4)The fair value of securities pledged against IAS Services LLC's borrowings under secured loans was $1.9 billion at December 31, 2019. We pledged cash collateral against secured loans of $600,000 as of December 31, 2019.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	5,981,457	—	—	5,981,457
Derivative assets	—	8,402	—	—	8,402
Other assets (4)	—	—	21,777	19,975	41,752
Total assets	—	5,989,859	21,777	19,975	6,031,611
Liabilities:
Derivative liabilities	—	391	—	—	391
Total liabilities	—	391	—	—	391

	December 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,761,505	10,281	—	21,771,786
Derivative assets	—	18,533	—	—	18,533
Other assets (4)	—	—	44,654	21,998	66,652
Total assets	—	21,780,038	54,935	21,998	21,856,971
Liabilities:
Derivative liabilities	—	352	—	—	352
Total liabilities	—	352	—	—	352
(1)For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."
(2)Our GSE CRTs purchased prior to August 24, 2015 were accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consisted of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. We did not hold any GSE CRTs accounted for as hybrid financial instruments as of September 30, 2020. As of December 31, 2019, the net embedded derivative asset position of $10.3 million includes $19.5 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position.
(3)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2020 and December 31, 2019, the weighted average remaining term of our investments in unconsolidated ventures was 1.9 years and 2.2 years, respectively.
(4)Includes $44.7 million of a loan participation interest as of December 31, 2019 and $21.8 million of a commercial loan as of September 30, 2020. We elected the fair value option for our commercial loan as of January 1, 2020 and valued the loan based on a third party appraisal as of September 30, 2020. We sold our loan participation interest on April 1, 2020.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Beginning balance	(17,223)	17,567	10,281	22,771
Sales and settlements	17,223	—	31,354	—
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	(17,223)	—	(31,354)	—
Unrealized credit derivative gains (losses), net	17,223	(5,195)	(10,281)	(10,399)
Ending balance	—	12,372	—	12,372
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Beginning balance	—	47,885	44,654	54,981
Purchases/Advances	—	5,192	—	5,769
Repayments	—	(7,962)	(19,269)	(15,635)
Sales	—	—	(21,577)	—
Total net gains and losses included in net income:
Realized losses	—	—	(3,808)	—
Net unrealized gains and losses	—	—	—	—
Ending balance	—	45,115	—	45,115
Realized and unrealized losses on our loan participation interest are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan and ending balance at fair value, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2020	2020
Beginning balance	21,792	24,055
Cumulative effect of adoption of new accounting principle	—	342
Repayments	—	(136)
Total net unrealized losses included in net income:
Unrealized losses	(15)	(2,484)
Ending balance	21,777	21,777
Unrealized losses on our commercial loan are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at	Valuation	Unobservable		Weighted
$ in thousands	December 31, 2019	Technique	Input	Range	Average
GSE CRT Embedded Derivatives	10,281	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.2 years	2.9 years
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

The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	September 30, 2020	Technique	Input	Rate
Commercial Loan	21,777	Discounted Cash Flow	Discount rate	32.1%

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Commercial loan, held-for-investment (1)	N/A	N/A	24,055	24,397
FHLBI stock	—	—	74,250	74,250
Total	—	—	98,305	98,647
Financial Liabilities
Repurchase agreements	5,243,288	5,243,271	17,532,303	17,534,344
Secured loans	—	—	1,650,000	1,650,000
Total	5,243,288	5,243,271	19,182,303	19,184,344
(1)The carrying value and estimated fair value of our commercial loan as of September 30, 2020 are not applicable for disclosure in this table because we elected the fair value option for our commercial loan on January 1, 2020.
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
•The estimated fair value of FHLBI stock, included in "Other assets" on our condensed consolidated balance sheet as of December 31, 2019, is a Level 3 fair value measurement. The cost of the FHLBI stock approximated its fair value because it could only be sold back to the FHLBI at its discretion at par. FHLBI redeemed our stock at cost in connection with the repayment of our secured loans. We terminated our membership in FHLBI in the third quarter of 2020.
•The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
•The estimated fair value of secured loans is a Level 3 fair value measurement. As of December 31, 2020, the secured loans had floating rates based on an index plus a spread and the spread was typically consistent with those demanded in the market. Accordingly, the interest rates on these secured loans were at market, and thus the carrying amount approximated fair value. We fully repaid our secured loans during the nine months ended September 30, 2020.

Note 11 – Related Party Transactions
Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2020, we reimbursed our Manager $242,000 and $726,000 (September 30, 2019: $250,000 and $646,000), respectively, for costs of support personnel.
We have invested $1.3 million as of September 30, 2020 (December 31, 2019: $154.0 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
During the three and nine months ended September 30, 2020, we sold non-Agency CMBS to affiliates of our Manager for cash proceeds of $40.0 million and recognized a realized gain of $4.1 million.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Incurred costs, prepaid or expensed	3,381	2,186	8,545	5,399
Incurred costs, charged against equity as a cost of raising capital	—	236	227	680
Total incurred costs, originally paid by our Manager	3,381	2,422	8,772	6,079

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
We may sell up to 17,000,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We issued 25,431 shares of common stock under the equity distribution agreement in the three and nine months ended September 30. 2020 for proceeds of $80,000, net of approximately $2,000 in commissions and fees. During the nine months ended September 30, 2019, we issued 1,093,136 shares of common stock under the equity distribution agreement for proceeds of $17.2 million, net of approximately $363,000 in commissions and fees. We did not issue any common stock under the equity distribution agreement during the three months ended September 30, 2019.
Share Repurchase Program
During the nine months ended September 30, 2020 and 2019, we did not repurchase any shares of our common stock. As of September 30, 2020, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2020 and 2019. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended September 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	22,812	—	22,812
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(54,615)	—	(54,615)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(3,243)	(3,243)
Currency translation adjustments on investment in unconsolidated venture	397	—	—	397
Total other comprehensive income (loss)	397	(31,803)	(3,243)	(34,649)

AOCI balance at beginning of period	(553)	45,564	61,337	106,348
Total other comprehensive income (loss)	397	(31,803)	(3,243)	(34,649)
AOCI balance at end of period	(156)	13,761	58,094	71,699

	Three Months Ended September 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	14,482	—	14,482
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(954)	—	(954)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,981)	(5,981)
Currency translation adjustments on investment in unconsolidated venture	290	—	—	290
Total other comprehensive income (loss)	290	13,528	(5,981)	7,837

AOCI balance at beginning of period	(83)	230,227	87,869	318,013
Total other comprehensive income (loss)	290	13,528	(5,981)	7,837
AOCI balance at end of period	207	243,755	81,888	325,850

	Nine Months Ended September 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(217,064)	—	(217,064)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	17,124	—	17,124
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(17,813)	(17,813)
Currency translation adjustments on investment in unconsolidated venture	489	—	—	489
Total other comprehensive income/(loss)	489	(199,940)	(17,813)	(217,264)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income/(loss)	489	(199,940)	(17,813)	(217,264)
AOCI balance at end of period	(156)	13,761	58,094	71,699

	Nine Months Ended September 30, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income/(loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	114,019	—	114,019
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,072	—	9,072
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(17,748)	(17,748)
Currency translation adjustments on investment in unconsolidated venture	(306)	—	—	(306)
Total other comprehensive income/(loss)	(306)	123,091	(17,748)	105,037

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income/(loss)	(306)	123,091	(17,748)	105,037
AOCI balance at end of period	207	243,755	81,888	325,850
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
The tables below summarize the dividends we declared during the nine months ended September 30, 2020 and 2019:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
September 10, 2020	0.4844	2,713	October 26, 2020
June 17, 2020	0.4844	2,712	July 27, 2020
March 17, 2020	0.4844	2,713	May 22, 2020
2019
September 16, 2019	0.4844	2,713	October 25, 2019
June 17, 2019	0.4844	2,712	July 25, 2019
March 18, 2019	0.4844	2,713	April 25, 2019

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
August 5, 2020	0.4844	3,003	September 28, 2020
May 9, 2020	0.4844	3,004	June 29, 2020
February 18, 2020	0.4844	3,003	May 22, 2020
2019
August 1, 2019	0.4844	3,003	September 27, 2019
May 3, 2019	0.4844	3,004	June 27, 2019
February 14, 2019	0.4844	3,003	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
August 5, 2020	0.46875	5,391	September 28, 2020
May 9, 2020	0.46875	5,390	June 29, 2020
February 18, 2020	0.46875	5,391	May 22, 2020
2019
August 1, 2019	0.46875	5,391	September 27, 2019
May 3, 2019	0.46875	5,390	June 27, 2019
February 14, 2019	0.46875	5,391	March 27, 2019

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2020
September 30, 2020	0.05	9,070	October 27, 2020
June 17, 2020	0.02	3,626	July 28, 2020
March 17, 2020	0.50	82,483	June 30, 2020
2019
September 16, 2019	0.45	64,261	October 28, 2019
June 17, 2019	0.45	57,958	July 26, 2019
March 18, 2019	0.45	57,720	April 26, 2019
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

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2020	2019	2020	2019
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	96,859	77,896	(1,830,385)	212,809

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	181,350	135,799	168,402	128,574
Effect of dilutive securities:
Restricted stock awards	11	13	—	12
Dilutive Shares	181,361	135,812	168,402	128,586
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.53	0.57	(10.87)	1.66
Diluted	0.53	0.57	(10.87)	1.65

The following potential common shares were excluded from diluted earnings per share for the nine months ended September 30, 2020 as the effect would be antidilutive: 11,131 for restricted stock awards.
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of September 30, 2020 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested $20.0 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2020 and December 31, 2019, our undrawn capital and purchase commitments were $6.7 million and $6.5 million, respectively.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on November 5, 2020: a Series A Preferred Stock dividend of $0.4844 per share payable on January 25, 2021 to our stockholders of record as of January 1, 2021, a Series B Preferred Stock dividend of $0.4844 per share payable on December 28, 2020 to our stockholders of record as of December 5, 2020 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 28, 2020 to our stockholders of record as of December 5, 2020.

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
•our intention and ability to pay dividends;
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
Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing residential and commercial mortgage-backed securities ("MBS") and mortgage loans. Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we have invested in the following:
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
•To-be-announced securities forward contracts ("TBAs") to purchase Agency MBS;
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
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties in the latter part of March. We notified our financing counterparties that we were not in a position to fund the margin calls we received on March 23, 2020, and that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements. To generate liquidity and reduce leverage in the first half of 2020, we sold a substantial portion of our MBS and GSE CRT portfolio. In the nine months ended September 30, 2020, we repaid all of our repurchase agreements that may not have been in compliance under our borrowing agreements and repaid our secured borrowings from the Federal Home Bank of Indianapolis ("FHLBI").
We resumed investing in Agency RMBS in July 2020 and began investing in TBAs. We are financing our purchases of Agency RMBS with repurchase agreements and are in compliance with the terms of our financing arrangements as of September 30, 2020. We continue to hold unencumbered credit assets and evaluate potential credit investments that do not rely on short-term or mark-to-market financing. To further strengthen our balance sheet and position ourselves for future investment opportunities, we have explored and will continue to explore additional sources of financing including issuances of debt and equity securities and other forms of long-term financing arrangements. However, no assurance can be given that we will be able to access any additional sources of financing.
We paid our first quarter 2020 common stock dividend of $0.50 per share on June 30, 2020 in a combination of cash and common shares. We paid a cash dividend of $0.02 on our common stock for the second quarter on July 28, 2020 and a cash dividend of $0.05 on our common stock for the third quarter on October 27, 2020. Dividends on our Series A Preferred, Series B Preferred and Series C Preferred Stock are current.
While the Federal Reserve has taken a number of proactive measures to bolster liquidity, we expect market conditions to continue to be challenging due to the uncertainty around the duration and ultimate impact of the COVID-19 pandemic. Invesco, including our Manager, is committed to helping its employees, clients and communities navigate the challenges presented by the spread of COVID-19. The primary focus of Invesco's efforts is to ensure the health and safety of its employees while preserving its ability to serve clients and manage assets in a highly dynamic market environment. To help ensure it can continue to meet client needs, such as those of our Company, the majority of our Manager’s employees are working remotely, with small select teams working at alternate sites or operating in split shifts to mitigate the risks associated with the virus. Portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to fulfill their responsibilities and an ability to connect with their teams in managing client assets. Additionally, our Manager’s operational, control and support teams have successfully transitioned to a remote working environment.
Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions continued to improve during the third quarter, albeit at a much slower pace than during the second quarter. Equities and most credit sectors continued to react favorably to the massive government action taken in response to the

COVID-19 pandemic, as well as to the continued re-opening of many parts of the economy. Gains in nonfarm payrolls averaged 1.3 million per month during the third quarter, and the unemployment rate ended the quarter at 7.9%, down from the peak of 14.7% that was recorded in April. The continued rebound in economic activity can be seen across a number of measures, as consumer activity has remained positive as evidenced by gains in spending, retail sales and consumer confidence metrics. While the continued economic recovery is encouraging, we remain cautious about the pace of future gains as the number of COVID-19 cases has begun trending upwards again and uncertainty remains surrounding the amount and timing of any further stimulus.
Interest rates were little changed during the third quarter, with the yield on the 2 year Treasury note falling 2 basis points to 0.13% and the yield on the 10 year Treasury bond increasing by 2 basis points to 0.68%. The short end of the yield curve remains pinned close to zero, as the Federal Funds target rate is at the lower bound, and the futures market continues to forecast no change for the next several years. Interest rate volatility measures also reflect the view that rates will stay contained, as these remain near multi-year lows. While price data has broadly shown a rebound off the lows of March and April, most measures still show that inflation remains subdued. The consumer price index was 1.4% in September, well off the low of 0.1% in May, but still lower than pre-COVID levels. The personal consumption expenditure index (1.6% in September) has also increased this quarter, but remains close to pre-COVID lows. The story is similar in breakeven rates on inflation protected Treasuries, as expectations for inflation increased during the quarter but still remained quite low. The inflation rate implied by 2 year and 5 year TIPs was 1.14% and 1.49%, respectively, at quarter end.
Risk markets across both equities and fixed income continued to rally during the third quarter. Equity markets followed their strong second quarter performance with additional gains, as the S&P 500 was up 8.5% and the NASDAQ index returned 11% during the third quarter. The broader credit markets also rallied during the quarter, as spreads on investment grade and high yield corporate credits tightened notably as optimism about the path of the economic recovery began to take hold.
The COVID-19 pandemic has negatively impacted most commercial real estate property types. The lodging and retail sectors have been the most impacted due to travel restrictions and accelerated growth in e-commerce. In the retail sector, tenants that are not open for business are finding it difficult to meet rent obligations and, in some instances, are foregoing payments or seeking forbearance relief. Real estate loans are experiencing growing delinquencies and are at greater risk of default which could impact the fundamental performance of our investments. Despite fundamental deterioration, CMBS risk premiums contracted in the third quarter due to modest new issuance supply and increased investor demand. The United States Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) that provides financing for triple-A rated conduit non-Agency CMBS also continued to provide stability to the CMBS market.
While residential real estate fundamentals deteriorated significantly at the onset of the pandemic, low mortgage rates and tight housing supply have driven a dramatic recovery in recent months. Demographic trends and changes in housing preferences shaped by the COVID-19 pandemic have combined with improved affordability to generate robust demand, especially for single family homes. This strength is also reflected in higher home price appreciation. Meanwhile, credit spreads on residential mortgage backed securities have recovered much of the widening that occurred at the onset of the pandemic, though premiums on lower rated classes still reflect elevated uncertainty regarding long term credit implications.
Nevertheless, many individual homeowners have been adversely impacted by the economic consequences of the pandemic. The U.S. Congress has responded by passing three rounds of fiscal stimulus measures, the most notable being the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included relief measures for households and businesses directly or indirectly impacted by the virus. The CARES Act includes provisions for COVID-19 related temporary forbearance on federally backed mortgage loans, which allows borrowers of loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae to suspend making principal and interest payments for a period of up to 360 days if they are facing hardship. Following the temporary forbearance period, mortgage servicers must provide several options to impacted borrowers, including a repayment schedule or loan modification, depending on the borrowers’ circumstances. We believe the provision of forbearance and loan modifications will substantially reduce borrower defaults and loan losses relative to levels that would have likely occurred without these actions.
The performance of Agency RMBS was mixed during the third quarter as the benefit of Federal Reserve purchases was offset by increased prepayment risk brought on by the low interest rate environment. Lower coupon mortgages were the beneficiary of the Fed buying program, as those bonds experienced spread tightening and a favorable dollar roll environment. Higher coupon mortgages did not fare as well, as their relatively high dollar prices exacerbate the impact of increasing prepayment rates. Pay-ups on specified pool collateral increased during the quarter, again reflecting the heightened prepayment environment. We expect the market for Agency RMBS to remain mixed, as the level of support from the Federal Reserve remains strong but prepayment concerns remain.
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
Our Manager finalized its global assessment of exposure in relation to our LIBOR-based instruments and benchmarks and is prioritizing the mitigation of risks associated with the forecasted changes to financial instruments and performance benchmarks referencing existing LIBOR rates.
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

Investment Activities
The table below shows the breakdown of our investment portfolio, including TBAs, as of September 30, 2020, December 31, 2019 and September 30, 2019:

	As of
$ in thousands	September 30, 2020	December 31, 2019	September 30, 2019
Agency RMBS:
30 year fixed-rate, at fair value	5,536,103	10,524,220	12,044,907
15 year fixed-rate, at fair value	—	292,414	309,270
Hybrid ARM, at fair value	—	56,893	62,649
Agency CMO, at fair value	—	427,512	447,392
Agency CMBS, at fair value	—	4,767,930	4,936,183
Non-Agency CMBS, at fair value	427,369	3,823,474	3,851,552
Non-Agency RMBS, at fair value	13,068	955,671	1,018,511
GSE CRT, at fair value	4,917	923,672	929,035
Loan participation interest, at fair value	—	44,654	45,115
Commercial loan	21,777	24,055	24,188
Investments in unconsolidated ventures	19,975	21,998	23,305
Subtotal	6,023,209	21,862,493	23,692,107
TBAs, at implied cost basis (1)	932,313	—	—
Total investment portfolio, including TBAs	6,955,522	21,862,493	23,692,107
(1)TBAs that we do not intend to physically settle on the contractual settlement date are accounted for as derivative financial instruments and recorded on our condensed consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. Refer to Note 8 "Derivatives and Hedging Activities" in Part I. Item 1. of this report on Form 10-Q.
As of September 30, 2020, our holdings of 30-year fixed-rate Agency RMBS represented approximately 80% of our total investment portfolio, including TBAs, versus 48% as of December 31, 2019 and 51% as of September 30, 2019. As previously discussed, we sold substantially all of our Agency RMBS portfolio in the first half of 2020 to generate liquidity and reduce leverage. We resumed investing in 30-year fixed-rate Agency RMBS in July 2020. Our Agency RMBS holdings as of September 30, 2020 consist of newly issued specified pools with coupon distributions as shown in the table below.

$ in thousands	Principal/Notional Balance	Amortized Cost	Fair Value
1.5%	106,685	108,760	108,171
2.0%	2,090,689	2,176,469	2,175,905
2.5%	2,480,370	2,626,751	2,626,529
3.0%	582,457	626,759	625,498
Total Agency RMBS	5,260,201	5,538,739	5,536,103
Our purchases of Agency RMBS have been primarily focused on specified pools with prepayment protection, as low mortgage rates and a robust housing market have increased borrower incentives to prepay their mortgage loans. We seek to mitigate the negative impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that diminish borrower incentive to prepay, such as a lower loan balance, higher loan-to-value (“LTV”), lower FICO score, higher percentage of non-owner occupied loans (investment and vacation properties) and newly originated loans. In addition, we focus a significant amount of purchases in specified pools that have higher geographic concentrations in states that exhibit slower prepayments such as New York, Florida and Texas.

We began investing in TBAs in the third quarter of 2020. As of September 30, 2020, the implied cost basis of TBAs represented approximately 13% of our total investment portfolio. Our investments consist of 30-year Agency MBS TBAs with coupons that range from 2.0% to 2.5% in conventional (uniform mortgage-backed securities) and Ginnie Mae collateral. We intend to maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency MBS TBA dollar roll market. Implied financing rates in the dollar roll market were substantially below those available in the repurchase market due to the magnitude and persistence of the Federal Reserve's MBS purchase program, which began to increase holdings in March of this year. We expect the purchase program to continue in the fourth quarter of 2020, as the Federal Reserve views the program as a key component of its stated objectives.
We sold all of our holdings of Agency CMBS in the first half of 2020. Agency CMBS represented approximately 22% of our investment portfolio as of December 31, 2019 and 21% as of September 30, 2019. We historically focused our Agency CMBS investments in securities issued by Freddie Mac, Fannie Mae and Ginnie Mae that had characteristics that reduced prepayment risk.
As of September 30, 2020, our holdings of non-Agency CMBS represented approximately 6% of our total investment portfolio, including TBAs, versus 17% as of December 31, 2019 and 16% as of September 30, 2019. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States including office, retail, multifamily, industrial warehouses and hotels. The largest property geographic locations are in California, New York, Texas, New Jersey and Illinois as detailed in the table below. The majority of our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated investment grade by a nationally recognized statistical rating organization. Approximately 71% of non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2020. Further, approximately 51% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2020.
The table below illustrates the vintage distribution of our non-Agency CMBS portfolio as of September 30, 2020 as a percentage of the fair value:

	2008-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Non-Agency CMBS	5.9%	28.5%	11.0%	7.9%	30.1%	7.0%	—%	2.1%	3.3%	4.2%	—%	100.0%

The table below represent the geographic concentration of the underlying collateral for our non-Agency CMBS portfolio as of September 30, 2020. The geographic markets that we invest in have been and continue to be severely impacted by the ongoing COVID-19 pandemic.

Non-Agency CMBS State	Percentage
California	13.2%
New York	10.5%
Texas	9.4%
New Jersey	7.0%
Illinois	6.1%
Ohio	5.2%
Virginia	4.7%
Florida	4.6%
Pennsylvania	4.0%
North Carolina	3.4%
Other	31.9%
Total	100.0%
As of September 30, 2020, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs, versus 4% as of December 31, 2019 and 4% as of September 30, 2019. We historically held non-Agency RMBS securities collateralized by prime and Alt-A loans and invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans.
As of September 30, 2020, we held one GSE CRT that represented less than 1% of our total investment portfolio, including TBAs. Our holdings of GSE CRTs represented approximately 4% of our total investment portfolio, including TBAs, as of December 31, 2019 and 4% as of September 30, 2019. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans that collateralize MBS issued and guaranteed by the GSEs.
As of September 30, 2020, we held an investment in one commercial real estate mezzanine loan that matures in 2021 and has a LTV ratio of approximately 68.3%.
As of September 30, 2020, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. We are committed to invest $6.7 million in additional capital in these unconsolidated ventures to fund future investments and cover future expenses should they occur.
Financing and Other Liabilities
We have historically used repurchase agreements to finance the majority of our target assets and expect to continue to use repurchase agreements to finance Agency investments in the future. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that have historically moved in close relationship to LIBOR.
We also used secured loans from the FHLBI to finance a portion of our investment portfolio. We repaid our secured loans during 2020 with proceeds from sales of assets that collateralized the secured loans. We terminated our membership in FHLBI in the third quarter of 2020.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2019	19,722,032	19,535,263	19,898,863
December 31, 2019	19,182,303	19,842,868	20,377,801
March 31, 2020	7,637.746	16,673.939	23,132.234
June 30, 2020	740,000	983,599	1,373,296
September 30, 2020	5,243,288	3,373,356	5,243,288
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
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. We terminated all of our interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. We realized a net loss of $904.7 million on these swaps during the first half of 2020 due to falling interest rates. We entered into new swaps during the three months ended September 30, 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. As of September 30, 2020, we had $4.6 billion of notional amount of interest rate swaps. All of these interest rate swaps are centrally cleared by a registered clearing organization. We pay fixed rate interest on these swaps and receive a variable payment based on one-month LIBOR. We realized a net loss of $4.7 million on these swaps in the three months ended September 30, 2020.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of September 30, 2020, we had €20.8 million or $24.6 million (December 31, 2019: €20.8 million or $23.1 million) of notional amount of forward contracts denominated in euro related to our investment in an unconsolidated venture. During the nine months ended September 30, 2020, we settled currency forward contracts of €41.7 million or $68.8 million (September 30, 2019: €66.2 million or $75.3 million) in notional amount and realized a net loss of $1.3 million (September 30, 2019: $1.1 million net gain).

Capital Activities
We may sell up to 17,000,000 shares of our common stock and 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreements. We sold 25,431 shares of common stock under these agreements during the three and nine months ended September 30, 2020.
For information on dividends declared and paid during the nine months ended September 30, 2020, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	As of
$ in thousands except per share amounts	September 30, 2020	December 31, 2019
Numerator (adjusted equity):
Total equity	1,211,140	2,931,899
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	628,640	2,349,399

Denominator (number of shares):
Common stock outstanding	181,375	144,256

Book value per common share	3.47	16.29
Our book value per common share decreased 79% as of September 30, 2020 compared to December 31, 2019 primarily due to realized and unrealized losses on derivatives and investments in the nine months ended September 30, 2020 resulting from the unprecedented market disruption caused by the COVID-19 pandemic. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2019 except as discussed in Note 2 - "Summary of Significant Accounting Polices" to our condensed consolidated financial statements included in Part I. Item 1. of this report on Form 10-Q.
Recent Accounting Standards
See Part I. Item 1. Financial Statements Note 2 - "Accounting Pronouncements Recently Adopted".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	26,907	194,938	242,071	581,167
Commercial and other loans	529	1,353	2,237	4,419
Total interest income	27,436	196,291	244,308	585,586
Interest Expense
Repurchase agreements (1)	(1,713)	112,851	76,059	332,704
Secured loans	297	10,413	8,655	32,815
Total interest expense	(1,416)	123,264	84,714	365,519
Net interest income	28,852	73,027	159,594	220,067
Other Income (loss)
Gain (loss) on investments, net	65,106	202,413	(996,743)	772,977
Equity in earnings (losses) of unconsolidated ventures	332	403	820	1,797
Gain (loss) on derivative instruments, net	2,886	(177,244)	(908,236)	(723,437)
Realized and unrealized credit derivative income (loss), net	478	1	(35,312)	5,447
Net gain (loss) on extinguishment of debt	15,849	—	14,742	—
Other investment income (loss), net	402	1,005	1,936	3,041
Total other income (loss)	85,053	26,578	(1,922,793)	59,825
Expenses
Management fee – related party	4,111	8,740	24,857	27,644
General and administrative	1,828	1,862	9,009	6,119
Total expenses	5,939	10,602	33,866	33,763
Net income (loss)	107,966	89,003	(1,797,065)	246,129
Dividends to preferred stockholders	11,107	11,107	33,320	33,320
Net income (loss) attributable to common stockholders	96,859	77,896	(1,830,385)	212,809
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.53	0.57	(10.87)	1.66
Diluted	0.53	0.57	(10.87)	1.65
Weighted average number of shares of common stock:
Basic	181,349,760	135,799,499	168,402,130	128,573,412
Diluted	181,360,432	135,812,019	168,402,130	128,585,623

(1)Negative interest expense on repurchase agreements for the three months ended September 30, 2020 consists of $1.5 million of current period interest expense on repurchase agreements and $3.2 million of amortization of net deferred gains on de-designated interest rate swaps. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity" in Part I. Item 1. of this report on Form 10-Q.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Average earning assets (1)	4,186,506	20,963,122	7,962,771	20,312,896
Average earning asset yields (2)	2.62%	3.75%	4.09%	3.84%
(1)Average balances for each period are based on weighted month-end average earning assets.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by the average month-end earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $4.2 billion for the three months ended September 30, 2020 (September 30, 2019: $21.0 billion) and $8.0 billion for the nine months ended September 30, 2020 (September 30, 2019: $20.3 billion). As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic and sold a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage. Average earning assets decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to these asset sales. We resumed investing in Agency RMBS in July 2020. Due to the magnitude of changes in our investment portfolio since December 31, 2019, our average earning assets and asset yields for the three and nine months ended September 30, 2020 are not indicative of our future ability to generate interest income.
We earned total interest income of $27.4 million and $244.3 million (September 30, 2019: $196.3 million and $585.6 million) for the three and nine months ended September 30, 2020, respectively. Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Interest Income
MBS and GSE CRT - coupon interest	27,466	213,546	256,416	620,489
MBS and GSE CRT - net premium amortization	(559)	(18,608)	(14,345)	(39,322)
MBS and GSE CRT - interest income	26,907	194,938	242,071	581,167
Commercial and other loans	529	1,353	2,237	4,419
Total interest income	27,436	196,291	244,308	585,586
MBS and GSE CRT interest income decreased $168.0 million and $339.1 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a $186.1 million and $364.1 million decrease in coupon interest reflecting lower average earning assets. Lower coupon interest was offset by a $18.0 million and $25.0 million decrease in net premium amortization during the three and nine months ended September 30, 2020, respectively, due to sales of assets purchased at premiums.
Interest income on our commercial and other loans decreased $824,000 and $2.2 million during the three and nine months ended September 30, 2020, respectively, primarily due to the sale of our loan participation interest in April 2020 and principal payments on commercial loans totaling $7.4 million in the nine months ended September 30, 2019.
Prepayment Speeds
Our Agency RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds on our Agency RMBS are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected. The standard measure of prepayment speeds is the constant prepayment rate, also known as the conditional prepayment rate or "CPR". The table below provides the three month constant prepayment rate for our Agency RMBS as of September 30, 2020, December 31, 2019, and September 30, 2019.

	As of
	September 30, 2020	December 31, 2019	September 30, 2019
30 year fixed-rate Agency RMBS	1.8	18.1	13.8
The three month CPR as of September 30, 2020 is not indicative of the future CPR because our Agency RMBS holdings consist of newly issued securities that are expected to experience increases in prepayment speeds.
The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2020	2019	2020	2019
Agency RMBS	(2,520)	(21,526)	(24,327)	(50,873)
Agency CMBS	—	(1,395)	(1,744)	(2,835)
Non-Agency CMBS	3,109	3,957	12,640	10,338
Non-Agency RMBS	(874)	2,725	1,646	9,447
GSE CRT	(274)	(2,369)	(2,560)	(5,399)
Net (premium amortization) discount accretion	(559)	(18,608)	(14,345)	(39,322)
Net premium amortization decreased $18.0 million and $25.0 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to sales of assets purchased at premiums.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Interest Expense
Interest expense on repurchase agreement borrowings	1,530	118,832	93,872	350,452
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,243)	(5,981)	(17,813)	(17,748)
Repurchase agreements interest expense	(1,713)	112,851	76,059	332,704
Secured loans	297	10,413	8,655	32,815
Total interest expense	(1,416)	123,264	84,714	365,519
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
Our interest expense on repurchase agreement borrowings decreased $117.3 million and $256.6 million for the three and nine months ended September 30, 2020, respectively, compared to 2019 due to lower average borrowings and a lower average cost of funds reflecting decreases in the Federal Funds interest rate. Average borrowings decreased primarily due to repayments of repurchase agreements in the first half of 2020 with proceeds from asset sales due to financial market disruption caused by the COVID-19 pandemic as previously discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Average borrowings also decreased due to repayment of $1.65 billion of secured loans during the nine months ended September 30, 2020.

Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $3.2 million and $17.8 million during the three and nine months ended September 30, 2020, respectively, and $6.0 million and $17.7 million during the three and nine months ended September 30, 2019, respectively. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $22.4 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
During the three and nine months ended September 30, 2020, interest expense for our secured loans decreased $10.1 million and $24.2 million, respectively, compared to the same periods in 2019 due to repayment of $1.65 billion of secured loans during the nine months ended September 30, 2020 and lower borrowing rates. Borrowing rates on our secured loans were based on FHLBI's short-term cost of funds. For the three and nine months ended September 30, 2020, the weighted average borrowing rate on our secured loans was 1.16% and 1.47%, as compared to 2.52% and 2.65% for the three and nine months ended September 30, 2019, respectively.
Our total interest expense during the three and nine months ended September 30, 2020 decreased $124.7 million and $280.8 million, respectively, from the same periods in 2019 primarily due to the $127.4 million and $280.7 million decrease in interest expense on repurchase agreements borrowings and secured loans in the 2020 periods as discussed above.
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Total average borrowings (1)	3,353,031	19,326,881	6,942,526	18,436,324
Maximum borrowings during the period (2)	5,243,288	19,898,863	23,132,234	19,898,863
Cost of funds (3)	(0.17)%	2.55%	1.63%	2.64%
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
Total average borrowings decreased $16.0 billion and $11.5 billion in the three and nine months ended September 30, 2020, respectively, compared to 2019 primarily because we repaid $12.3 billion of net repurchase agreements and $1.65 billion of secured loans during the nine months ended September 30, 2020 as discussed above. Our average cost of funds decreased 272 basis points and 101 basis points for three and nine months ended September 30, 2020, respectively, versus 2019 primarily due to decreases in the Federal Funds rate.
Our average borrowings for the three and nine months ended September 30, 2020 are not indicative of our future interest expense because we repaid $12.3 billion of net repurchase agreements and $1.65 billion of secured loans during the nine months ended September 30, 2020.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	26,907	194,938	242,071	581,167
Commercial and other loans	529	1,353	2,237	4,419
Total interest income	27,436	196,291	244,308	585,586
Interest Expense
Interest expense on repurchase agreement borrowings	1,530	118,832	93,872	350,452
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,243)	(5,981)	(17,813)	(17,748)
Repurchase agreements interest expense	(1,713)	112,851	76,059	332,704
Secured loans	297	10,413	8,655	32,815
Total interest expense	(1,416)	123,264	84,714	365,519
Net interest income	28,852	73,027	159,594	220,067
Net interest rate margin	2.79%	1.20%	2.46%	1.20%
Our net interest income, which equals interest income less interest expense, totaled $28.9 million and $159.6 million (September 30, 2019: $73.0 million and $220.1 million) for the three and nine months ended September 30, 2020, respectively. The decrease in net interest income for the three and nine months ended September 30, 2020 was primarily due the sale of MBS and GSE CRTs in the first half of 2020 as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.79% and 2.46% for the three and nine months ended September 30, 2020, respectively (September 30, 2019: 1.20% and 1.20%). The increase in net interest rate margin for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the change in our portfolio composition due to assets sales and decreases in the Federal Funds rate that had a greater impact on our average cost of funds than on our average earning asset yields. Our cost of funds on all of our borrowings is influenced by changes in short-term interest rates, whereas substantially all of the Company’s investments were fixed rate assets as of September 30, 2020.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Net realized gains (losses) on sale of investments	50,110	2,537	(358,914)	(6,549)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis	(8,983)	—	(94,104)	—
Other-than-temporary impairment losses	—	(1,826)	—	(4,802)
Net unrealized gains and losses on MBS and GSE CRT accounted for under the fair value option	23,994	201,702	(537,433)	784,328
Net unrealized gains (losses) on commercial loan and loan participation interest	(15)	—	(2,484)	—
Realized loss on loan participation interest	—	—	(3,808)	—
Total gain (loss) on investments, net	65,106	202,413	(996,743)	772,977

As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic in 2020. During the nine months ended September 30, 2020, we sold MBS and GSE CRTs for cash proceeds of $24.3 billion (September 30, 2019: $2.4 billion) and realized net losses of $358.9 million (September 30, 2019: net losses of $6.5 million). Sales prices of our holdings were severely impacted by the lack of liquidity and uncertainty surrounding the economic impact of the COVID-19 pandemic, particularly during the first half of 2020. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We recorded $9.0 million and $94.1 million of impairment on non-Agency RMBS and non-Agency CMBS during the three and nine months ended September 30, 2020, respectively, because we intended to sell or more likely than not would be required to sell these securities before recovery of their amortized cost basis. We assess our investment securities for credit losses and impairment on a quarterly basis. For additional information regarding our accounting policy for credit losses and impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Part I. Item 1. of this Quarterly Report.
We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2020, $5.6 billion (December 31, 2019: $17.4 billion) or 94% (December 31, 2019: 80%) of our MBS and GSE CRT are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option increased as of September 30, 2020 due to a change in portfolio composition. During the first half of 2020, we sold MBS and GSE CRTs previously accounted for as available-for-sale securities primarily to generate liquidity and reduce leverage given unprecedented market conditions as a result of the COVID-19 pandemic. We resumed investing in Agency RMBS in July 2020 and elected the fair value option for these securities.
We recorded net unrealized gains on our MBS and GSE CRT portfolio accounted for under the fair value option of $24.0 million in the three months ended September 30, 2020 and net unrealized losses of $537.4 million in the nine months ended September 30, 2020, compared to net unrealized gains of $201.7 million and $784.3 million in the three and nine months ended September 30, 2019, respectively. Net unrealized gains in the three months ended September 30, 2020 primarily reflect recoveries in certain credit assets from declines in valuations in the first half of 2020. Net unrealized losses in the nine months ended September 30, 2020 reflect declines in valuations due to wider interest rate spreads.
We recorded a realized loss of $3.8 million on our loan participation interest during the nine months ended September 30, 2020 and unrealized losses of $15,000 and $2.5 million on our commercial loan during the three and nine months ended September 30, 2020, respectively. We sold the loan participation interest on April 1, 2020. We valued our commercial loan based upon a valuation from an independent pricing service.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and nine months ended September 30, 2020, we recorded equity in earnings of unconsolidated ventures of $332,000 and $820,000 (September 30, 2019: equity in earnings of $403,000 and $1.8 million), respectively. We recorded equity in earnings for the three and nine months ended September 30, 2020 and 2019 primarily due to realized and unrealized gains on the underlying portfolio investments.
Gain (Loss) on Derivative Instruments, net
We record all derivatives on our condensed consolidated balance sheets at fair value. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations.
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(4,662)	(555)	5,266	49
Currency Forward Contracts	(1,643)	—	675	(968)
TBAs	1,227	—	2,578	3,805
Total	(5,078)	(555)	8,519	2,886

$ in thousands	Three Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(137,346)	11,715	(15,772)	(141,403)
Futures Contracts	(36,633)	—	(464)	(37,097)
Currency Forward Contracts	372	—	884	1,256
Total	(173,607)	11,715	(15,352)	(177,244)

$ in thousands	Nine Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(909,366)	11,369	(13,266)	(911,263)
Currency Forward Contracts	(1,297)	—	519	(778)
TBAs	1,227	—	2,578	3,805
Total	(909,436)	11,369	(10,169)	(908,236)

$ in thousands	Nine Months Ended September 30, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(545,069)	23,749	(42,703)	(564,023)
Futures Contracts	(169,274)	—	7,990	(161,284)
Currency Forward Contracts	1,110	—	760	1,870
Total	(713,233)	23,749	(33,953)	(723,437)

We terminated all of our outstanding interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on these interest rate swaps during the first half of 2020 primarily due to falling interest rates.
We resumed entering into interest rate swaps in July 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. As of September 30, 2020, we had $5.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 14 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of September 30, 2020 and December 31, 2019, we held the following interest rate swaps whereby we receive interest at a one-month or three-month LIBOR rate:

$ in thousands	As of September 30, 2020				As of December 31, 2019
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	4,550,000	0.34%	0.15%	6.3	14,000,000	1.47%	1.79%	5.2
We also use futures contracts to manage our exposure to changing interest rates. We were not a party to any futures contracts during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we settled futures contracts with a notional amount of $4.8 billion and realized a net loss of $169.3 million due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. . As of September 30, 2020, we had $24.6 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.

We use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency MBS. As of September 30, 2020, we had $900.0 million notional amount of TBAs and recorded $3.8 million of realized and unrealized gains during the three and nine months ended September 30, 2020. We were not party to any TBAs during the three and nine months ended September 30, 2019.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2020	2019	2020	2019
GSE CRT embedded derivative coupon interest	478	5,196	6,323	15,846
Gain (loss) on settlement of GSE CRT embedded derivatives	(17,223)	—	(31,354)	—
Change in fair value of GSE CRT embedded derivatives	17,223	(5,195)	(10,281)	(10,399)
Total realized and unrealized credit derivative income (loss), net	478	1	(35,312)	5,447
In the three and nine months ended September 30, 2020, we recorded an increase of $477,000 and decrease of $40.8 million, respectively, in realized and unrealized credit derivative income (loss), net compared to the same periods in 2019. The decrease in the nine months ended September 30, 2020 was primarily driven by a decline in the fair value of our GSE CRT embedded derivatives as asset prices declined due to spread widening. We sold all of our GSE CRTs that were accounted for as hybrid financial instruments with embedded derivatives during the nine months ended September 30, 2020.
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
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and nine months ended September 30, 2020 and 2019 primarily consists of quarterly dividends from FHLBI stock. The amount of our dividend income varied based upon the number of shares that we were required to own and the dividend declared per share. FHLBI redeemed our stock at cost during 2020. We terminated our FHLBI membership in the third quarter 2020.
Expenses
We incurred management fees of $4.1 million and $24.9 million (September 30, 2019: $8.7 million and $27.6 million) for the three and nine months ended September 30, 2020, respectively. Management fees decreased for the three and nine months ended September 30, 2020 compared to the same period in 2019 due to a lower management fee base. Our management fees are calculated quarterly in arrears. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.8 million and $9.0 million (September 30, 2019: $1.9 million and $6.1 million) for the three and nine months ended September 30, 2020, respectively. General and administrative expenses primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were higher for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $2.6 million.

Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2020, our net income attributable to common stockholders was $96.9 million (September 30, 2019: $77.9 million) or $0.53 basic and diluted net income per average share available to common stockholders (September 30, 2019: $0.57 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) a net gain on derivative instruments of $2.9 million in the 2020 period compared to a net loss on derivative instruments of $177.2 million in the 2019 period; (ii) a net gain on investments of $65.1 million in the 2020 period compared to a net gain on investments of $202.4 million in the 2019 period; (iii) a $44.2 million decrease in net interest income; and (iv) a $15.8 million net gain (loss) on extinguishment of debt in the 2020 period.
For the nine months ended September 30, 2020, our net loss attributable to common stockholders was $1.8 billion (September 30, 2019: $212.8 million net income attributable to common stockholders) or $10.87 basic and diluted net loss per average share available to common stockholders (September 30, 2019: $1.66 basic and $1.65 diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) a net loss on investments of $996.7 million in the 2020 period compared to a net gain on investments of $773.0 million in the 2019 period; (ii) a net loss on derivative instruments of $908.2 million in the 2020 period compared to a net loss on derivative instruments of $723.4 million in the 2019 period; (iii) a credit derivative net loss of $35.3 million in the 2020 period compared to credit derivative net income of $5.4 million in the 2019 period; (iv) a $60.5 million decrease in net interest income; and (v) a $14.7 million net gain (loss) on extinguishment of debt in the 2020 period.
For further information on the changes in net gain (loss) on derivative instruments, net gain (loss) on investments, realized and unrealized credit derivative income (loss), net and net interest income, and net gain (loss) on extinguishment of debt see preceding discussion under "Gain (Loss) on Derivative Instruments, net," "Gain (Loss) on Investments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," "Net Interest Income," and "Net Gain (Loss) on Extinguishment of Debt".
Non-GAAP Financial Measures
We are presenting the following non-GAAP financial measures because we use these financial measures to analyze our operating results and believe these financial measures are useful to investors in assessing our performance as further discussed below:
•core earnings (and by calculation, core earnings per common share),
•effective interest income (and by calculation, effective yield),
•effective interest expense (and by calculation, effective cost of funds),
•effective net interest income (and by calculation, effective interest rate margin), and
•economic debt-to-equity ratio.
The most directly comparable U.S. GAAP measures are:
•net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share),
•total interest income (and by calculation, earning asset yields),
•total interest expense (and by calculation, cost of funds),
•net interest income (and by calculation, net interest rate margin), and
•debt-to-equity ratio.
We did not present core earnings for the three and six months ended June 30, 2020 because core earnings excluded the material adverse impact of the market disruption caused by the COVID-19 pandemic on our financial condition. In addition, core earnings for the three and six months ended June 30, 2020 were not indicative of the reduced earnings potential of our investment portfolio as of June 30, 2020. We commenced rebuilding our investment portfolio in July 2020 and are resuming reporting core earnings for the three months ended September 30, 2020 because we believe that core earnings provides a useful measure of our current investment portfolio’s earning capacity.
We began investing in TBAs during the three months ended September 30, 2020 and are adjusting our core earnings calculation to include the impact of TBA dollar roll income. A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement versus the TBA price for forward month settlement. We include TBA dollar roll income in core earnings because it is the economic equivalent of interest income on the underlying Agency securities, less an implied financing cost, over the forward settlement period.
We are also presenting an economic debt-to-equity ratio as of September 30, 2020, a new non-GAAP financial measure, that considers the impact of TBAs on leverage as discussed further below.
The non-GAAP financial measures used by management should be analyzed in conjunction with U.S. GAAP financial measures and should not be considered substitutes for U.S. GAAP financial measures. In addition, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of our peer companies.
Core Earnings
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; net (gain) loss on extinguishment of debt; and cumulative adjustments attributable to non-controlling interest. We may add and have added additional reconciling items to our core earnings calculation as appropriate.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

	Three Months Ended September 30,
$ in thousands, except per share data	2020	2019
Net income (loss) attributable to common stockholders	96,859	77,896
Adjustments:
(Gain) loss on investments, net	(65,106)	(202,413)
Realized (gain) loss on derivative instruments, net (1)	5,078	173,607
Unrealized (gain) loss on derivative instruments, net (1)	(8,519)	15,352
TBA dollar roll income (2)	2,055	—
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (3)	—	5,195
(Gain) loss on foreign currency transactions, net (4)	—	14
Amortization of net deferred (gain) loss on de-designated interest rate swaps(5)	(3,243)	(5,981)
Net (gain) loss on extinguishment of debt	(15,849)	—
Subtotal	(85,584)	(14,226)
Core earnings attributable to common stockholders	11,275	63,670
Basic income (loss) per common share	0.53	0.57
Core earnings per share attributable to common stockholders (6)	0.06	0.47

(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,
$ in thousands	2020	2019
Realized gain (loss) on derivative instruments, net	(5,078)	(173,607)
Unrealized gain (loss) on derivative instruments, net	8,519	(15,352)
Contractual net interest income (expense) on interest rate swaps	(555)	11,715
Gain (loss) on derivative instruments, net	2,886	(177,244)
(2)TBA dollar roll income represents the price differential between the TBA price for current month settlement versus the TBA price for forward month settlement. We include TBA dollar roll income in core earnings because it is the economic equivalent of interest income on the underlying Agency securities, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our condensed consolidated statements of operations.
(3)U.S. GAAP realized and unrealized credit derivative income (loss), net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,
$ in thousands	2020	2019
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	—	(5,195)
GSE CRT embedded derivative coupon interest	478	5,196
Realized and unrealized credit derivative income (loss), net	478	1
(4)U.S. GAAP other investment income (loss) net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,
$ in thousands	2020	2019
Dividend income	402	1,019
Gain (loss) on foreign currency transactions, net	—	(14)
Other investment income (loss), net	402	1,005
(5)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,
$ in thousands	2020	2019
Interest expense on repurchase agreements borrowings	1,530	118,832
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,243)	(5,981)
Repurchase agreements interest expense	(1,713)	112,851

(6)Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core income for the following periods are:

	Three Months Ended September 30,
$ in thousands	2020	2019
Effective net interest income(1)	25,532	83,957
TBA dollar roll income	2,055	—
Dividend income	402	1,019
Equity in earnings (losses) of unconsolidated ventures	332	403
Total expenses	(5,939)	(10,602)
Total core earnings	22,382	74,777
Dividends to preferred stockholders	(11,107)	(11,107)
Core earnings attributable to common stockholders	11,275	63,670
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings decreased $52.4 million in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a $58.4 million decrease in effective net interest income in the first quarter of 2020.
See below for a discussion of the decrease in effective net interest income in the three months ended September 30, 2020 compared to the same period in 2019.
Effective Interest Income / Effective Yield / Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net. We include our GSE CRT embedded derivative coupon interest in effective interest income because GSE CRT coupon interest is not accounted for consistently under U.S. GAAP. We account for GSE CRTs purchased prior to August 24, 2015 as hybrid financial instruments, but we have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option is recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments is recorded as realized and unrealized credit derivative income (loss). We add back GSE CRT embedded derivative coupon interest to our total interest income because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument. We did not hold any GSE CRTs accounted for as hybrid financial instruments as of September 30, 2020.
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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net; amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense and GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provide information that is useful to investors in understanding our borrowing costs and operating performance.

The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	27,436	2.62%	196,291	3.75%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	478	0.05%	5,196	0.09%
Effective interest income	27,914	2.67%	201,487	3.84%

	Nine Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	244,308	4.09%	585,586	3.84%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,323	0.11%	15,846	0.11%
Effective interest income	250,631	4.20%	601,432	3.95%
Our effective interest income decreased $173.6 million and $350.8 million in the three and nine months ended September 30, 2020, respectively, versus the same period in 2019 primarily due to lower average earning assets. Our average earning assets decreased to $4.2 billion and $8.0 billion from $21.0 billion and $20.3 billion for three and nine months ended September 30, 2020, respectively, primarily because we sold a substantial portion of our MBS and GSE CRT portfolio during the first half of 2020 due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed. Changes in our yields and effective yields in the three and nine months ended September 30, 2020 versus the same period in 2019 are primarily due to changes in our portfolio composition as discussed in Investment Activities above.
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(1,416)	(0.17)%	123,264	2.55%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	3,243	0.39%	5,981	0.12%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	555	0.07%	(11,715)	(0.24)%
Effective interest expense	2,382	0.29%	117,530	2.43%

	Nine Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	84,714	1.63%	365,519	2.64%
Add (Less): Amortization of net deferred gain (loss) on de-designated interest rate swaps	17,813	0.34%	17,748	0.13%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(11,369)	(0.22)%	(23,749)	(0.17)%
Effective interest expense	91,158	1.75%	359,518	2.60%

Our effective interest expense and effective cost of funds decreased during the three and nine months ended September 30, 2020 compared to the same period in 2019 primarily due to lower interest expense paid on our repurchase agreements. We recorded negative interest expense of $1.4 million and interest expense of $84.7 million during the three and nine months ended September 30, 2020, respectively, compared to interest expense of $123.3 million and $365.5 million for the same periods in 2019 due to lower average borrowings and a lower Federal Funds target interest rate.
The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	28,852	2.79%	73,027	1.20%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,243)	(0.39)%	(5,981)	(0.12)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	478	0.05%	5,196	0.09%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(555)	(0.07)%	11,715	0.24%
Effective net interest income	25,532	2.38%	83,957	1.41%

	Nine Months Ended September 30,
	2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	159,594	2.46%	220,067	1.20%
Add (Less): Amortization of net deferred (gain) loss on de-designated interest rate swaps	(17,813)	(0.34)%	(17,748)	(0.13)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,323	0.11%	15,846	0.11%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	11,369	0.22%	23,749	0.17%
Effective net interest income	159,473	2.45%	241,914	1.35%
Effective net interest income decreased during the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to lower average earning asset balances that were partially offset by lower average borrowings and a lower effective cost of funds driven by cuts in the Federal Funds interest rate.

Economic Debt-to-Equity Ratio

The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of September 30, 2020 and December 31, 2019. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of September 30, 2020, approximately 60% of our equity is allocated to Agency RMBS. We intend to increase our equity allocation to Agency RMBS in the fourth quarter of 2020.

We are also presenting an economic debt-to-equity ratio, a non-GAAP financial measure of leverage that considers the impact of the off-balance sheet financing of our new investments in TBAs. We include our TBAs at implied cost basis in our measure of leverage because a forward contract to acquire Agency MBS in the TBA market carries similar risks to Agency MBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a contract for the forward sale of Agency MBS has substantially the same effect as selling the underlying Agency MBS and reducing our on-balance sheet funding commitments. We believe that presenting our economic debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding how management evaluates our at-risk leverage and gives investors a comparable statistic to those other mortgage REITs who also invest in TBAs and present a similar non-GAAP measure of leverage.
September 30, 2020

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed and credit risk transfer securities	5,536,104	445,353	5,981,457
Cash and cash equivalents (2)	258,905	—	258,905
Restricted cash(3)	166,193	—	166,193
Derivative assets, at fair value (3)	8,234	168	8,402
Other assets	16,834	44,204	61,038
Total assets	5,986,270	489,725	6,475,995

Repurchase agreements	5,243,288	—	5,243,288
Derivative liabilities, at fair value (3)	391	—	391
Other liabilities	10,824	10,352	21,176
Total liabilities	5,254,503	10,352	5,264,855

Total stockholders' equity (allocated)	731,767	479,373	1,211,140
Debt-to-equity ratio (4)	7.2	—	4.3
Economic debt-to-equity ratio (5)	8.4	—	5.1
(1)Investments in non-Agency CMBS, non-Agency RMBS, GSE CRT, commercial loans and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents are allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets and liabilities are allocated based on the hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($932.3 million as of September 30, 2020) to total stockholders' equity.

December 31, 2019

$ in thousands	Agency RMBS	Agency CMBS	Credit Portfolio (1)	Total
Mortgage-backed and credit risk transfer securities	11,301,037	4,767,930	5,702,819	21,771,786
Cash and cash equivalents (2)	73,927	27,881	70,699	172,507
Restricted cash	81,830	34,441	724	116,995
Derivative assets, at fair value (3)	13,034	5,499	—	18,533
Other assets	94,525	12,460	159,739	266,724
Total assets	11,564,353	4,848,211	5,933,981	22,346,545

Repurchase agreements	9,666,964	4,246,359	3,618,980	17,532,303
Secured loans (4)	540,299	—	1,109,701	1,650,000
Derivative liabilities, at fair value (3)	—	—	352	352
Other liabilities	65,353	124,305	42,333	231,991
Total liabilities	10,272,616	4,370,664	4,771,366	19,414,646

Total stockholders' equity (allocated)	1,291,737	477,547	1,162,615	2,931,899
Debt-to-equity ratio (5)	7.9	8.9	4.1	6.5
Economic debt-to-equity ratio (6)	7.9	8.9	4.1	6.5
(1)Investments in non-Agency RMBS, non-Agency CMBS, GSE CRT, commercial loans, unconsolidated joint ventures and loan participation interest are included in credit portfolio.
(2)Cash and cash equivalents are allocated based on a percentage of stockholders' equity for each asset class.
(3)Restricted cash, derivative assets and derivative liabilities are allocated based on the hedging strategy for each class.
(4)Secured loans are allocated based on amount of collateral pledged.
(5)Debt-to-equity ratio is calculated as the ratio of total debt (sum of repurchase agreements and secured loans) to total stockholders' equity.
(6)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements, secured loans and TBAs at implied cost basis to total stockholders' equity.

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
The COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively affected our liquidity during the nine months ended September 30, 2020. Under the terms of our repurchase agreements, our lenders have the contractual right to mark the underlying securities that we post as collateral to fair value as determined in their sole discretion. In addition, our lenders have the contractual right to increase the "haircut", or percentage amount by which collateral value must exceed the amount of borrowings, as market conditions become more volatile. As a result of significant spread widening in both Agency and non-Agency securities in the latter part of the first quarter of 2020, valuations of our portfolio assets declined sharply in a short period of time, leading to an exceptional increase in the frequency and magnitude of margin calls. We sold portfolio assets in order to generate liquidity, in many cases at significantly distressed market prices. Additionally, our lenders raised required haircuts on our collateral for new repurchase agreements, driving further liquidity needs. These events have led us to seek to maintain higher levels of cash and unencumbered assets. See Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Other Information - Item 1A. Risk Factors in this Quarterly Report for more information on how the COVID-19 pandemic has impacted and may continue to impact our liquidity and capital resources.
We held cash, cash equivalents and restricted cash of $425.1 million at September 30, 2020 (September 30, 2019: $206.0 million). As previously discussed, we increased our cash, cash equivalents and restricted cash balances at September 30, 2020 to improve our liquidity in light of market disruption created by the COVID-19 pandemic. Our operating activities provided net cash of $143.7 million for the nine months ended September 30, 2020 (September 30, 2019: $217.9 million).

Our investing activities provided net cash of $13.7 billion in the nine months ended September 30, 2020 compared to net cash used by investing activities of $4.9 billion in the nine months ended September 30, 2019. Our primary source of cash from investing activities for the nine months ended September 30, 2020 was proceeds from sales of MBS and GSE CRTs of $24.3 billion (September 30, 2019: $2.4 billion). We also generated $730.3 million from principal payments of MBS and GSE CRTs during the nine months ended September 30, 2020 (September 30, 2019: $1.4 billion). We invested $10.5 billion in MBS and GSE CRTs during the nine months ended September 30, 2020 (September 30, 2019: $8.0 billion). We used cash of $909.4 million to terminate derivative contracts in the nine months ended September 30, 2020 (September 30, 2019: $713.2 million) as we sold our Agency securities and our sensitivity to interest rates decreased.
Our financing activities used net cash of $13.7 billion for the nine months ended September 30, 2020 primarily because we reduced repurchase agreement borrowings with proceeds from asset sales (September 30, 2019: net cash provided by financing activities of $4.8 billion). During the nine months ended September 30, 2020, we repaid net repurchase agreement borrowings of $12.3 billion (September 30, 2019: net proceeds provided $4.5 billion). In addition, we repaid $1.65 billion of secured loans from the FHLBI during the nine months ended September 30, 2020. We also used cash of $117.3 million for the nine months ended September 30, 2020 (September 30, 2019: $195.9 million) to pay dividends. Proceeds from issuance of common stock provided $347.2 million for the nine months ended September 30, 2020 (September 30, 2019: $486.5 million).
As of September 30, 2020, the average margin requirement (weighted by borrowing amount), or the percentage amount by which the collateral value must exceed the loan amount (also refer to as the "haircut") under our repurchase agreements was 5.0% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Forward-Looking Statements Regarding Liquidity
As of September 30, 2020, we hold $5.5 billion of Agency securities that are financed by repurchase agreements. We also have approximately $514.0 million of unencumbered investments and unrestricted cash of $258.9 million as of September 30, 2020.
Based upon our current portfolio and existing borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our required distributions to stockholders and fund other general corporate expenses.
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

As of September 30, 2020, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	5,243,288	5,243,288	—	—	—
Interest expense on repurchase agreements	1,034	1,034	—	—	—
Total (1)	5,244,322	5,244,322	—	—	—

(1)Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
As of September 30, 2020, we held investments in two unconsolidated joint ventures that are managed by an affiliate of our Manager. We are committed to invest $6.7 million in these unconsolidated joint ventures to fund future investments and cover future expenses should they occur.
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

Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide cash collateral in the event the market value of the assets declines in order to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty including any accrued interest receivable on such collateral exceeded the amount loaned to us by the counterparty plus interest due to the counterparty.
As of September 30, 2020, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $60.6 million, or 5% of our stockholders' equity.
The following table summarizes our exposure to repurchase agreement counterparties by geographic concentration as of September 30, 2020.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	9	3,788,283	198,129
Europe (excluding United Kingdom)	1	168,585	9,135
Asia	3	1,286,420	67,399
Total	13	5,243,288	274,663

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2020, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2020.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2020, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Uncertainties related to the COVID-19 pandemic caused credit spreads to widen significantly in the second half of March 2020 and into April 2020. Unprecedented government responses, including fiscal stimulus, monetary policy actions, and various purchase and financing programs have had and will continue to impact credit spreads.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2020, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	16.89%	(2.01)%
+0.50%	10.99%	(0.68)%
-0.50%	(11.43)%	(0.37)%
-1.00%	(21.06)%	(0.31)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2020. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at September 30, 2020, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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

Foreign Exchange Rate Risk
We have an investment of €13.1 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any such legal proceedings.
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

The COVID-19 pandemic and the related preventative measures are causing significant disruptions to the U.S. and global economies and have contributed to volatility and negative pressure in financial markets. Many businesses, particularly smaller ones within the service-sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims remain at elevated levels. Other economic activity, including retail sales and industrial production, while rebounding since the onset of the COVID-19 pandemic, also remain well below pre-COVID levels. After a meaningful contraction in the second quarter of 2020, economic activity recovered sharply during the third quarter. However, the pace, timing and strength of the economic recovery going forward is still unknown and difficult to predict as the COVID-19 pandemic continues.

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
As a result of the ongoing COVID-19 pandemic, during the nine months ended September 30, 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to post cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls had and could have in the future a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and caused and could cause in the future the value of our common stock to decline. We may be and have been forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. If these trends continue, it will continue to have a negative adverse impact on our liquidity.

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

Consistent with current market conditions related to the COVID-19 pandemic and our intention to enhance our liquidity and strengthen our cash position, during the nine months ended September 30, 2020, we have reduced leverage and taken other steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment, which could adversely affect our business.

The COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, which have and may continue to adversely affect our business. We have experienced historically larger spreads to benchmark rates in the repurchase markets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to the COVID-19 pandemic, significant government programs, stimulus plans as well as government purchase and finance programs have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear what the impact of these actions will be and how long they will continue to drive the interest rate environment. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. We use interest rate swaps to manage our exposure to interest rate movements. However, there is no guarantee these interest rate swaps will cover all risk.

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

During the nine months ended September 30, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of the COVID-19 pandemic may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 could disrupt our operations.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, the majority of our Manager’s employees are working remotely. If our Manager’s employees are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2020, we did not repurchase any shares of our common stock.
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

INVESCO MORTGAGE CAPITAL INC.

November 9, 2020	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 9, 2020	By:	/s/ R. Lee Phegley, Jr.
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