Form 10-K
period 2020-12-31
Invesco Mortgage Capital Inc.
filed 2021-02-22
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $678,164,356 based on the closing sales price on the New York Stock Exchange on June 30, 2020. As of February 19, 2021, there were 230,822,108 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•ongoing spread and economic and operational impact of the COVID-19 pandemic, including, but not limited to, the impact on the value, volatility, availability, financing and liquidity of mortgage assets;
•our business and investment strategy;
•our investment portfolio and expected investments;
•our projected operating results;
•general volatility of financial markets and effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to COVID-19 pandemic, mortgage loan forbearance and modification programs, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and our ability to respond to and comply with such actions, initiatives and changes;
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
•the impact of potential data security breaches or other cyber-attacks or other disruptions;
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
•availability of qualified personnel from our Manager and our Manager's continued ability to find and retain such personnel;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
Our Company
Invesco Mortgage Capital Inc. (the “Company”) is a Maryland corporation primarily focused on investing in, financing, and managing mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we have invested in the following:
•Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);
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
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);
•To-be-announced securities forward contracts ("TBAs") to purchase Agency RMBS;
•Residential and commercial mortgage loans; and
•Other real estate-related financing arrangements.
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
As a result of unprecedented market conditions associated with the COVID-19 pandemic, we sold a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage. During the third quarter of 2020, we resumed purchasing Agency RMBS and began investing in TBAs as an alternative means of investing in and financing Agency RMBS. We have largely completed our portfolio reallocation to Agency RMBS with approximately 98% of our investment portfolio, excluding TBAs, invested in Agency RMBS at year end. For a detailed discussion of the impact that the market disruption caused by the COVID-19 pandemic had on our financial condition and results of operations, refer to Item 7. “Management's Discussion of Financial Condition and Results of Operations” in Part II of this Report.
Our Manager
Our Manager provides us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager's long-term success, including its success in managing our business, relies on its ability to attract, develop and retain talent. Our Manager invests significantly in talent development, health and welfare programs, technology and other resources that support its employees. Our Manager is committed to improving diversity at all levels and in all functions across its global business and remains focused on increasing representation of women and other underrepresented employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, and our Manager and its employees are not obligated to dedicate any specific portion of time to our business. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Manager.

Our Competitive Advantages
We believe that our competitive advantages include the following:
Significant Experience of Our Senior Management and Our Manager
Our senior management and the structured investments team of our Manager have a long track record and broad experience in managing residential and commercial mortgage-related assets through a variety of credit and interest rate environments and have demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. In addition, we benefit from the insight and capabilities of Invesco’s real estate team, through which we have access to broad and deep teams of experienced investment professionals in real estate and distressed investing. Through these teams, we have real time access to research and data on the mortgage and real estate industries. We believe having in-house access to these resources and expertise provides us with a competitive advantage over other companies investing in our target assets who have less internal resources and expertise.
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
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our target assets generally include Agency RMBS, Agency CMBS, non-Agency RMBS, non-Agency CMBS, GSE CRT, TBAs, residential and commercial mortgage loans and other real estate-related financing arrangements. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept certain levels of credit and spread risk to earn income.
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
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency or federally chartered corporation. Like Agency RMBS, non-Agency RMBS represent interests in pools of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to U.S. government agency or federally chartered corporation underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. We have invested in securities collateralized by the following types of residential mortgage loans:
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
We have also invested in non-Agency RMBS structured as re-securitizations of a real estate mortgage investment conduit (“Re-REMIC”). A Re-REMIC is a transaction in which an existing security or securities is transferred to a special purpose entity that has formed a securitization vehicle that has issued multiple classes of securities secured by and payable from cash flows on the underlying securities.
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by single family properties that collateralize Agency RMBS issued and guaranteed by the GSEs or within pools of mortgage loans secured by multifamily properties that collateralize Agency CMBS issued and guaranteed by the GSEs. This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly coupon payments of interest and periodic payments of principal based on prepayments to the holders of the securities. To date, all GSE CRTs have paid a floating interest rate benchmarked to one-month LIBOR.

TBAs
TBAs are forward contracts to purchase or sell Agency RMBS. TBAs specify the price, issuer, term and coupon of the securities to be delivered, but the actual securities are not identified until shortly before the TBA settlement date. We generally do not intend to physically settle TBAs that are used for investment purposes.
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
Loan Participation Interest
In August 2018, we invested in a loan participation interest in a secured loan to a non-bank servicer that is collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. Mortgage servicing rights represent the right to perform and control the servicing of mortgage loans in exchange for a fee. We sold our loan participation interest in April 2020.
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

Secured Loans
Our wholly-owned captive insurance subsidiary, IAS Services LLC, was a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC borrowed funds from the FHLBI in the form of secured advances. FHLBI advances were treated as secured financing transactions and carried at their contractual amounts. We fully repaid our secured loans during the year ended December 31, 2020 and terminated our membership in the FHLBI in the third quarter of 2020. IAS Services LLC was dissolved in December 2020.
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
We include a table that shows the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio (a non-GAAP financial measure of leverage) in Part II. Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” of this Report.
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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value per common share and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value per common share and our liquidity and could cause us to sell assets and to change our investment strategy to maintain liquidity and preserve book value per common share.

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
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis to measure and quantify our required liquidity needs under multiple scenarios and time horizons. Liquidity in the form of cash, unencumbered assets and future cash inflows is consistently monitored and evaluated versus internal targets.
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
Investment Guidelines
Our board of directors has adopted the following investment guidelines:
•no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
•no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;
•our assets will be invested within our target assets; and
•until appropriate investments can be identified, our Manager may pay off short-term debt, or invest the proceeds of any offering in interest-bearing, short-term investments, including funds that are consistent with maintaining our REIT qualification.
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

Item 1A. Risk Factors.
Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition, results of operations and trading price of our securities..
Risk Factor Summary
Investing in our capital stock involves a high degree of risk. You should carefully consider all information in this Report before investing in our capital stock. These risks are discussed more fully in the section of this Report titled “Risk Factors.” These risks and uncertainties include, but are not limited to, risks related to the following:
•the ongoing spread and economic and operational impact of the COVID-19 pandemic, including, but not limited to, the impact on the value, volatility, availability, financing and liquidity of mortgage assets;
•our business and investment strategy, including, but not limited to, the concentration of our investments, competition for our target assets and our use of repurchase financing and leverage;
•our investment portfolio and expected investments, including, but not limited to, the risks inherent in various mortgage-related investments and the priority of our investments;
•general volatility of financial markets and the effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to the COVID-19 pandemic, mortgage loan forbearance and modification programs, interest rate fluctuations, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and our ability to respond to and comply with such actions, initiatives and changes;
•the availability of financing sources, including our ability to obtain additional financing arrangements and the terms of such arrangements;
•financing and advance rates for our target assets;
•changes to our expected leverage;
•our intention and ability to pay dividends;
•the potential interest rate mismatches between our target assets and our borrowings used to fund such investments;
•the adequacy of our cash flow from operations and borrowings, and our ability to maintain sufficient liquidity to meet our short-term liquidity needs;
•the impact of changes in the credit rating of the U.S. government;
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
•the impact of potential data security breaches or other cyber-attacks or other disruptions;
•the effects of hedging instruments on our target assets, including, but not limited to, the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;
•rates of default or decreased recovery rates on our target assets;
•modifications to whole loans or loans underlying securities;
•the degree to which derivative contracts expose us to contingent liabilities;
•counterparty defaults;
•our ability to comply with financial covenants in our financing arrangements;
•changes in governmental regulations, including in response to the COVID-19 pandemic, and changes in zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;
•our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;
•our ability to maintain our exception from the definition of “investment company” under the 1940 Act;

•the availability of investment opportunities in mortgage-related, real estate-related and other securities;
•the availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;
•the market price and trading volume of our capital stock;
•the availability of qualified personnel from our Manager, and our Manager’s continued ability to find and retain such personnel;
•our dependence upon, and the relationship with, our Manager;
•our ability to continue to generate taxable income and our ability to continue to make distributions to our stockholders in the future;
•the accuracy of our estimates relating to fair value of our target assets and loan loss reserves;
•our understanding of our competition;
•the impact changes to U.S. GAAP;
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and
•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the U.S. economy, the mortgage REIT industry and our business.
The COVID-19 pandemic and the related preventative measures are causing significant disruptions to the U.S. and global economies and have contributed to volatility and negative pressure in financial markets. Many businesses, particularly smaller ones within the service sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims remain at elevated levels. Other economic activity, including retail sales and industrial production, while rebounding since the onset of the COVID-19 pandemic, also remain well below pre-COVID levels. After a meaningful contraction in the second quarter of 2020, economic activity recovered sharply during the second half of 2020. However, the pace, timing and strength of the economic recovery going forward is still unknown and difficult to predict as the COVID-19 pandemic continues.
Beginning in the first quarter of 2020, particularly in March, the COVID-19 pandemic began to adversely affect the mortgage REIT industry generally. In addition to negative general economic conditions, the impact of COVID-19 caused severe volatility across asset classes, including mortgage-related assets. Forced sales of securities and other assets that secure repurchase and other financing arrangements due to drops in fair market value of such collateral occurred in the first half of 2020, and may continue to occur, on terms less favorable than might otherwise be available in a regularly functioning market and have, and may continue to generate higher than historical levels of margin calls.
The conditions related to the COVID-19 pandemic discussed above have also adversely affected our business and we expect these conditions to continue during 2021. The significant decrease in economic activity and/or resulting decline in the real estate market could have an adverse effect on the value of our investments in mortgage real estate-related assets. Further, because of the COVID-19 pandemic’s impact on the overall economy, borrowers may experience difficulties meeting their obligations or may seek to forbear or further forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage-related assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets, resulting in potential delinquencies, defaults or declines in asset values. To the extent current conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. The continued spread of COVID-19 could also negatively impact the availability of our Manager’s key personnel necessary to conduct our business.
In response to the COVID-19 pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act provides billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations, financial condition and trading price of our securities may continue to be materially adversely affected.

Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly because of ongoing market dislocations resulting from the COVID-19 pandemic.
Our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace, on a continuous basis, maturing short-term financings, and have and may continue to impose less favorable conditions when rolling such financings. If we are not able to renew or roll our repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly lower prices and at inopportune times, which could cause significant losses, and may also force us to limit our asset acquisition activities.
Issues related to financing are heightened in times of significant volatility in the financial markets, such as those being experienced in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at a time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance based on, among other factors, the regulatory environment and their management of actual and perceived risk.
Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate, at any time, the fair market value of the assets that cover the amount financed under the repurchase agreement. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls or increased haircuts and to maintain adequate liquidity, which could cause significant losses.
As a result of the ongoing COVID-19 pandemic, during the year ended December 31, 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to post cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls had and could have in the future a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and caused and could cause in the future the value of our common stock to decline. We have been and may be in the future required to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. If these conditions occur, it will continue to have a negative adverse impact on our liquidity.
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
Additionally, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs, such as us to pay dividends in a mixture of stock and cash, with at least 10% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, we have elected in the past and may elect again in the future to make distributions of our taxable income to common stockholders in a mixture of our common stock and cash. As a result, common stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. taxes with respect to such dividend, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders have to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

We have experienced, and may continue to experience, significant changes in our portfolio during times of severe market disruption in the mortgage, real estate or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
Consistent with current market conditions related to the COVID-19 pandemic and our intention to enhance our liquidity and strengthen our cash position, during the year ended December 31, 2020, we have reduced and may continue to reduce leverage and taken and may continue to take other steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio.
The COVID-19 pandemic has created an uncertain and volatile interest rate environment, which could adversely affect our business.
The COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, which have and may continue to adversely affect our business. We have experienced historically larger spreads to benchmark rates in the repurchase markets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to the COVID-19 pandemic, significant government programs, stimulus plans, as well as government purchase and finance programs, have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear what the impact of these actions will be and how long they will continue to drive the interest rate environment. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. We use interest rate swaps to manage our exposure to interest rate movements on our liabilities; however, there is no guarantee these interest rate swaps will cover all risk, which may have an adverse effect on our financial condition and business.
Market disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments and may cause a decline in such fair value.
As discussed in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K, market-based inputs are generally the preferred source of values for measuring the fair value of many of our assets under U.S. GAAP. The disruption caused by the ongoing COVID-19 pandemic has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of many of our assets under U.S. GAAP. In the absence of market inputs, U.S. GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by the COVID-19 pandemic and the considerable uncertainty regarding its ultimate impact and duration have made it more difficult for our management to formulate assumptions to measure the fair value of certain of our assets.
The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock and preferred stock, results of operations, our financial condition and business could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
During the year ended December 31, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of the COVID-19 pandemic may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to their original acquisition cost. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition, stock price and ability to make distributions to our stockholders.
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
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, and could lead to material adverse declines in the market values of our assets, illiquidity in our investment and financing markets and negative impacts on our ability to effectively conduct our business.
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
Declines in the market values of our MBS and GSE CRTs may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, a decline in market values of our MBS and GSE CRTs will reduce our book value per common share and have an adverse impact on our stock price.
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
In addition, assets that comprise a portion of our investment portfolio may not be publicly traded. These securities may be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated and will be subject to risk of default.
While we seek to diversify our portfolio of investments, we are not required to observe any specific diversification criteria, except as may be set forth in the investment guidelines and Investment Company Act of 1940 Compliance Policy adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2020, a significant percentage of our non-Agency RMBS, GSE CRTs and non-Agency CMBS was secured by property located in California, as well as New York with respect to our Agency CMBS. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities - Portfolio Characteristics” in Part II of this Report for additional information. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders, which could have an adverse impact on our results of operations, financial condition and business.
We acquire mortgage-backed and credit risk transfer securities and loans that are subject to defaults, foreclosure timeline extension, fraud, residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
Mortgage-backed securities are secured by mortgage loans (primarily single-family residential properties for RMBS and single commercial mortgage loans or a pool of commercial mortgage loans for CMBS). GSE CRTs are unsecured obligations of the GSEs. Our MBS and GSE CRT investments are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
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
In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of defaults on the mortgage loans that underlie our investments and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments causing an adverse impact on our results of operations, financial condition and business.
Our investments may include from time-to-time non-Agency RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.
Our investments include non-Agency RMBS backed by collateral pools of mortgage loans known as “Alt-A mortgage loans,” or “subprime mortgage loans.” These loans have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, a decline in home prices, and aggressive lending practices, many Alt-A and subprime mortgage loans originated before the 2008 financial crisis experienced rates of delinquency, foreclosure, bankruptcy and loss that were higher than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and subprime mortgage loans, the performance of non-Agency RMBS backed by Alt-A and subprime mortgage loans in which we invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
Our subordinated MBS assets may be in the “first loss” position, subjecting us to greater risks of loss.
We may invest in certain tranches of MBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the trust. In general, losses on a mortgage loan included in a RMBS trust will be borne first by the equity holder of the issuing trust if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on. For non-Agency CMBS assets, losses on a mortgaged property securing a mortgage loan included in a securitization will typically be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a more senior security.
We may acquire securities at every level of such a trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position ahead of the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of, or an actual, economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.
Fluctuations in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings, decreased profitability and dividends, and diminished cash available for distribution to our stockholders.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks including the risk of a narrowing of the difference between asset yields and borrowing rates, a decline in the yield on adjustable rate investments, and a detrimental impact on prepayment rates and may adversely affect our income and the value of our assets and capital stock.
We invest in RMBS, CMBS, GSE CRTs, and mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:
•If long-term rates increased significantly, the market value of our fixed-rate investments in our target assets would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold. Further, declines in market value may reduce our book value per common share and ultimately reduce earnings or result in losses to us.
•An increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.
•If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.
•If short-term interest rates exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses.
•If interest rates fall, we may recognize losses on our derivative financial instruments that are not offset by gains on our assets, which may adversely affect our liquidity and financial position.
In a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and costs of financing. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets and may negatively affect cash available for distribution to our stockholders.
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
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued before an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
Prepayment rates may adversely affect the value of our investment portfolio.
Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ ability to prepay their loans. We generally receive prepayments of principal that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, the prepayments on the RMBS are also faster than expected. Faster than expected prepayments could adversely affect our profitability, including in the following ways:
•We may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part before its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.
•A substantial portion of our adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid before or soon after the time of adjustment to a fully indexed rate, we will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.
•If we are unable to acquire new RMBS at similar yields to the prepaid RMBS, our financial condition, results of operations and cash flow would suffer. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on FRMs and ARMs.
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
Changes in the LIBOR calculation or the discontinuance of LIBOR may adversely affect the amount of interest payable or interest receivable on certain portfolio investments, repurchase agreements and interest rate swaps as well as our dividends on our Series B preferred stock and Series C preferred stock. These changes may also impact the market liquidity and market value of certain portfolio investments, interest rate swaps and our Series B and Series C preferred stock.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives, financings and cash markets exposed to USD-LIBOR. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. Further, on November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released a consultation on its intention to cease the publication of the one week and two month U.S. Dollar (“USD”)-LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the five remaining USD-LIBOR settings (overnight and one, three, six and twelve months) immediately following the LIBOR publication on June 30, 2023. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. There is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, financing and risk management.
The Company has significant financial instruments that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks. However, it is not possible to predict the effect of any of these developments and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. We do not currently intend to amend our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock or our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language. Our Series B and Series C Preferred Stock each become callable at the time the stock begins to pay a USD-LIBOR-based rate. Should we choose to call the Series B or Series C Preferred Stock in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

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
The future roles of the GSEs may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements. Alternatively, it is possible that the GSEs could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated or their structures were to change, limiting or removing the guarantee obligation, we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.
All of the foregoing could negatively affect the availability, credit spreads, and value of Agency MBS; our ability to obtain financing on our Agency MBS; or our ability to maintain our compliance with the terms of any financing transactions, which could adversely impact our results of operations, financial condition and business.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We compete with a variety of institutional investors, including other REITs, and many of our competitors are substantially larger and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive investment opportunities from time to time.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Depending on the class of CMBS in which we invest, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests and have a negative impact on our results of operations, financial condition and business.
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
Our commercial loans held-for-investment include investments that involve greater risks of loss than senior loan assets secured by income-producing properties.
We have acquired in the past and may acquire in the future mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. When an entity providing the pledge of its ownership interests as security goes bankrupt, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
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
We may acquire B-Notes, mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Further, B-Notes typically are secured by a single property and reflect the risks associated with significant concentration.
Significant losses related to our commercial loans held for investment would result in operating losses for us and may limit our ability to pay dividends to our stockholders.
 A decline in the market value of our mortgage-backed securities and credit risk transfer securities may adversely affect our results of operations and financial condition.
All of our mortgage-backed securities and credit risk transfer securities are reported at fair value. Changes in the market values of these assets impact our stockholders’ equity, and declines in market value adversely affect our book value per common share. Moreover, if the decline in value of an available-for-sale security requires an increase in our provision for credit losses, such decline will reduce our earnings. For a discussion of how we determine our provision for credit losses, see Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV of this Report.
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
Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that collateralize the investments, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates losses relative to the price we pay for a particular investment, we may experience losses or a lower yield than expected.
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
Liability relating to environmental matters may impact the value of properties that we may acquire or foreclose on and may impact the owner's ability to make payments on loans related to the property.
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
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or use real estate as collateral when borrowing. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to pay dividends to our stockholders. If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
Risks Related to Financing and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets, reduce cash available for distribution to our stockholders and/or increase losses when economic conditions are unfavorable.
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
To the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, the return on our assets and cash available for distribution to our stockholders may be reduced. Our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
We depend on repurchase agreement financing to acquire our target assets, and our inability to access this funding on acceptable terms could have a material adverse effect on our results of operations, financial condition and business.
We use repurchase agreement financing as a strategy to increase the return on our assets.
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. This may require us to liquidate collateral to satisfy funding requirements. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing our stockholders' equity, or book value per common share. Furthermore, if many of our current or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
The inherent uncertainty of repurchase transactions may cause us to incur a loss on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2020, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $68.4 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements, even if we believe that the decrease in value is temporary including as a result of market volatility. Either decision would require us to transfer additional assets to such lender without any advance of funds from the lender or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay dividends to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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
We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements, as well as swap agreements, require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios (such as total debt to total assets) and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
Our use or future use of repurchase agreements to finance our target assets may give our lenders greater rights if either we or a lender files for bankruptcy.
Our borrowings or future borrowings under repurchase agreements for our target assets may qualify for special treatment under the U.S. Bankruptcy Code. This would give our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements, without delay, if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets if a lender party to such agreement files for bankruptcy.
We enter into hedging transactions that could expose us to contingent liabilities in the future.
Part of our investment and financing strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open positions with the respective counterparty and could also include other fees and charges. Such economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates on our liabilities and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect our earnings because, among other things:
•interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile markets;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedges may not match the duration of the liabilities;
•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary (“TRS”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
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
We may enter into derivative contracts that expose us to contingent liabilities, and those contingent liabilities may not appear on our balance sheet. We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.
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
As of December 31, 2020, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
It may be uneconomical to “roll” Agency MBS TBA holdings, or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
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
There may be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions before the settlement date, we would have to take delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions, or failure to roll TBA positions, could have the effects described in the liquidity risks described above.

Risks Related to Our Company
Maintaining 1940 Act exclusions for our subsidiaries imposes limits on our operations, and failure to maintain an exclusion could have a material negative impact on our operations.
We conduct our operations so that neither we, nor our operating partnership, IAS Operating Partnership LP (the “Operating Partnership”), nor the subsidiaries of the Operating Partnership are required to register as an investment company under the 1940 Act.
Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe neither we nor our Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the 1940 Act. Rather, through our Operating Partnership’s wholly owned or majority-owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
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
We are a holding company that conducts business through the Operating Partnership and the Operating Partnership’s wholly owned or majority-owned subsidiaries. Both we and the Operating Partnership conduct our operations so that we comply with the 40% test. Accordingly, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a value in excess of 40% of the value of the Operating Partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Compliance with the 40% test limits the types of businesses in which we are permitted to engage through our subsidiaries. Furthermore, certain of the Operating Partnership’s current subsidiaries and subsidiaries that we may form in the future intend to rely upon an exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In analyzing a subsidiary's compliance with Section 3(c)(5)(C) of the 1940 Act, we classify investments based in large measure on SEC staff guidance, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
Qualification for an exception from the definition of investment company under the 1940 Act limits our ability to make certain investments. Therefore, the Operating Partnership’s subsidiaries may need to adjust their respective assets and strategy from time-to-time to continue to rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the 1940 Act. Any such adjustment in assets or strategy is not expected to have a material adverse effect on our business or strategy. There can be no assurance that we will be able to maintain this exception from the definition of investment company for the Operating Partnership’s subsidiaries intending to rely on Section 3(c)(5)(C) of the 1940 Act.
We may in the future organize one or more subsidiaries that seek to rely on other exceptions from being deemed an investment company under the 1940 Act. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff, including no-action letters, and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset.
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
Our business is highly dependent on third parties’ information systems, including those of our Manager and other service providers. Although our Manager has implemented, and other service providers may implement, various measures to manage risks relating to these types of systems, such measures could prove to be inadequate and, if compromised, the systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential information. We do not control the cyber security plans and systems put in place by our Manager and third-party service providers, and such service providers may have limited indemnification obligations to us or our Manager. Any failure or interruption of such systems or cyber-attacks or security breaches could cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.
Computer malware, viruses and computer hacking and phishing attacks have become more prevalent and severe in our industry and may occur on our Manager’s and other service providers’ systems in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats our Manager faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target our Manager due to the confidential and sensitive information it holds about its investors, funds, and potential investments. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of such networks or systems or any failure to maintain the performance, reliability and security of our technical infrastructure. As a result, any computer malware, viruses and computer hacking and phishing attacks may disrupt our normal business operations and expose us to reputational damage and lost business, revenues and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber event.
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
As of December 31, 2020, 18,163,982 shares of common stock were available under our Board-authorized share repurchase program. We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act. Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders' equity, that may be impacted by our share repurchases. In addition, we generally fund share repurchases with interest income or income from the sale of our assets. The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT. The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations. In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could adversely affect our competitive position and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
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
Generally, the cumulative net income we report over the life of an asset will be the same for U.S. GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different. Differences exist in the accounting for U.S. GAAP net income and REIT taxable income, which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures. Due to these differences, our reported U.S. GAAP financial results could materially differ from our determination of REIT taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future REIT taxable income and dividend distributions. Capital gains and losses in a period may impact REIT taxable income and impact the dividend paid in future periods.
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
We are subject to conflicts of interest arising out of our relationship with Invesco and our Manager. Specifically, each of our officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our Manager and our executive officers may have conflicts between their duties to us and their duties to, and interests in, Invesco. We compete for investment opportunities directly with other client accounts and funds managed by our Manager or Invesco and its subsidiaries. A substantial number of client accounts and funds managed by our Manager have exposure to our target assets. In addition, in the future our Manager may have additional clients or fund products that compete directly with us for investment opportunities.
Our Manager and our executive officers may choose to allocate favorable investments to other clients of Invesco instead of to us. Further, when there are turbulent conditions in the mortgage markets, distress in the credit markets or other times when we will need focused support and assistance from our Manager, Invesco or entities for which our Manager also acts as an investment manager will likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may have received if we were internally managed or if our Manager did not act as a manager for other entities. Our Manager has investment allocation policies in place where appropriate intended to enable us to share equitably with the other clients and fund products of our Manager or Invesco and its subsidiaries. There is no assurance that our Manager’s allocation policies that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise. Therefore, we may compete for investment or financing opportunities sourced by our Manager and, as a result, we may either not be presented with the opportunity or have to compete with other clients and fund products of our Manager or clients and fund products of Invesco and its subsidiaries to acquire these investments or have access to these sources of financing.
Our Manager would have a conflict in recommending our participation in any equity investment it manages.
Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to equity investments we have made in partnerships managed by an affiliate of our Manager, our Manager has agreed to waive base management fees at the equity investment level to avoid duplication of fees. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.
The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party, and it may be costly and difficult to terminate.
Our executive officers and certain members of our board of directors are employees of our Manager or one of its affiliates. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors review our Manager’s performance and the management fees annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost of terminating the management agreement and may adversely affect our ability to terminate our Manager without cause. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by our Audit Committee before such investment may be made. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of RMBS, CMBS, GSE CRT, mortgage loans and financing arrangements it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.
Risks Related to Our Capital Stock
We have not established a minimum dividend payment level, and we cannot assure our stockholders of our ability to pay dividends in the future.
We pay quarterly dividends to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Report. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors and other factors described in the risk factors in this Report could adversely affect our results of operations and impair our ability to pay dividends to our stockholders:
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
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. In addition, future issuances and sales of preferred stock on parity to our Series A Preferred Stock, Series B Preferred Stock or the Series C Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then-outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has, by resolution, exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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
The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-current market price.
Our charter also contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.
Ownership limitations may restrict change of control of business combination opportunities in which our stockholders might receive a premium for their shares.
For us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
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
The change of control conversion feature of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
We are the sole general partner of our Operating Partnership and could become liable for the debts and other obligations of our Operating Partnership.
We are the sole general partner of our Operating Partnership and directly or indirectly conduct all of our business activities through the Operating Partnership and its subsidiaries. As the sole general partner, we are liable for our Operating Partnership’s debts and other obligations. Therefore, if our Operating Partnership is unable to pay its debts and other obligations, we will be liable for such debts and other obligations. These obligations could include unforeseen contingent liabilities and could materially adversely affect our financial condition, operating results and ability to pay dividends to our stockholders.

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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax at regular corporate income tax rates on our taxable income, which would be determined without a deduction for dividends distributed to our stockholders. In such a case, we might need to borrow money or sell assets to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders or for investment and could have a significant adverse effect on the value of our stockholders' equity. Furthermore, if we fail to maintain our qualification as a REIT, the distribution requirements for REIT qualification would no longer be relevant and could affect our distribution decisions. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, with either prospective or retroactive effect, and may adversely affect us and/or our stockholders.
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations that may affect our stockholders and may directly or indirectly affect us. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026, including the 20% deduction generally available to non-corporate taxpayers with respect to REIT dividends that are not capital gain dividends or qualified dividend income. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted, which makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future.
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
You are urged to consult with your tax advisor with respect to the Tax Cuts and Jobs Act, the CARES Act and other legislative, regulatory or administrative developments and proposals and their potential effect on investment in our stock.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities, and qualifying real estate assets, including certain MBS and certain mortgage loans. The remainder of our investments in securities (other than government securities, securities of our TRSs and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of our TRSs and qualifying real estate assets), no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to dispose of otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our taxable income may be substantially different from our cash flow. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments requiring us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with a gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it before modification. Under the Tax Cuts and Jobs Act, we may be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. Finally, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be invested or used to repay debt, or (4) make a taxable distribution of our shares of common stock to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45 (and Revenue Procedure 2020-19 for special rules for distributions declared in 2020 on or after April 1, 2020), as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Our ownership of and relationship with any TRS that we may form or acquire is subject to limitations, and a failure to comply with the limits could jeopardize our REIT qualification and may result in the application of a 100% excise tax.
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
The tax on prohibited transactions will limit our ability to engage in certain transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or such structures might otherwise be beneficial to us.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code limit our ability to enter into hedging transactions. To qualify as a REIT, we must satisfy two gross income tests annually. For these purposes, income with respect to certain hedges of interest-rate risk on our liabilities or certain foreign currency risks will be disregarded. Income from other hedges will be non-qualifying income for purposes of both gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
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
We acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS and GSE CRT turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
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
Finally, if any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are treated as ordinary income. For taxable years beginning before January 1, 2026, non-corporate taxpayers generally will be entitled to a 20% deduction for ordinary REIT dividends received, that combined with the current top individual tax rate of 37%, results in a maximum tax rate of 29.6% on ordinary REIT dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests, but substantially decreased such holdings in 2020. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings have reduced our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and gross income therefrom and/or liquidate our non-qualifying assets to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. If TBAs were determined not to be qualifying assets for purposes of the 75% asset test or income or gains from dispositions of TBAs were determined not to be qualifying income for purposes of the 75% gross income test, we could fail to qualify as a REIT if, taking into account other nonqualifying assets or gross income, we failed the 75% asset test or the 75% gross income test.
There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
The publication of LIBOR rates may be discontinued by 2022. We are parties to financial instruments indexed to USD-LIBOR. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
General Risk Factors
Our business is subject to extensive regulation.
Our business is subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations, and securities exchanges. We are required to comply with numerous federal and state laws. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules, and regulations. From time to time, we may receive requests from federal and state agencies for records, documents, and information regarding our policies, procedures, and practices regarding our business activities. We may incur significant ongoing costs to comply with these government regulations.
These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.
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
We may change any of our strategies, policies or procedures without stockholder consent and make investment decisions with which our stockholders may not agree and/or fail to meet our investment criteria.
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Our stockholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may make investment decisions with which our stockholders may not agree. We can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives. A change in our investment strategy may increase our exposure to interest rate risk, default risk, real estate market fluctuations, rules, regulations and governmental actions. Furthermore, a change in our asset allocation could result in us making investments in asset categories different from those described in this Report. The failure of our management to make investments that meet our investment criteria could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to pay dividends to our stockholders and could cause the value of our capital stock to decline.

We may enter into transactions and take certain actions in connection with such transactions that could affect the price of our common stock.
We may conduct transactions (including acquisitions) that would offer business and strategic opportunities. In the event of such transactions, we could:
•use a significant portion of our available cash;
•issue equity securities, which would dilute the current percentage ownership of our stockholders;
•incur substantial debt;
•incur or assume contingent liabilities, known or unknown; and
•incur amortization expenses related to intangibles.
Any such actions by us could harm our business, financial condition, results of operations, or prospects and could adversely affect the market price of our common stock.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
For information about our dividend policy and recent dividend payments, please see Item 7. “Management's Discussion and Analysis of Financial Condition And Results of Operations - Dividends” and Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 19, 2021, there were 121 common stockholders of record.
Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Invesco Mortgage Capital Inc.	100.00	132.14	177.82	160.88	207.29	50.57
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT Mortgage REITs	100.00	122.85	147.16	143.45	174.05	141.38
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

Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2020, there were 18,163,982 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2020, we did not repurchase any shares of our common stock.

Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and incorporate into this Item 5 by reference.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we have invested in the following:
•Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);
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
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);

•To-be-announced securities forward contracts ("TBAs") to purchase Agency RMBS;
•Residential and commercial mortgage loans; and
•Other real estate-related financing arrangements.
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
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. Due to significant spread widening in both Agency and non-Agency securities, we received an unusually high number of margin calls from counterparties in the latter part of March. We notified our financing counterparties on March 23, 2020 that we were not in a position to fund the margin calls we received and that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements. To generate liquidity and reduce leverage in the first half of 2020, we sold a substantial portion of our MBS and GSE CRT portfolio. During the year ended December 31, 2020, we repaid all of our repurchase agreements that may not have been in compliance under our borrowing agreements and repaid our secured borrowings from the FHLBI.
We resumed investing in Agency RMBS in July 2020 with approximately 98% of our portfolio, excluding TBAs, invested in Agency RMBS at year end. We are financing our purchases of Agency RMBS with repurchase agreements and are in compliance with the terms of our financing arrangements as of December 31, 2020. We also began investing in TBAs as an alternative means of investing in and financing Agency RMBS in the third quarter of 2020. These TBAs are accounted for as derivative instruments under U.S. GAAP. We continue to hold unencumbered credit assets and evaluate potential credit investments that do not rely on short-term or mark-to-market financing. To further strengthen our balance sheet and position ourselves for future investment opportunities, we have explored and will continue to explore additional sources of financing including issuances of debt and equity securities and other forms of long-term financing arrangements. However, no assurance can be given that we will be able to access any additional sources of financing.
On March 24, 2020, we announced that we would delay the payment of quarterly dividends on our common and preferred stock to preserve liquidity until we could more accurately assess the impact of volatile market conditions related to the COVID-19 pandemic. On May 9, 2020, our board of directors approved payment of the previously declared common and preferred dividends. We paid our first quarter 2020 common stock dividend of $0.50 per share on June 30, 2020 in a combination of cash and common shares. We paid cash dividends of $0.02, $0.05 and $0.08 per share on our common stock for the second, third and fourth quarter of 2020, respectively. Dividends on our Series A Preferred, Series B Preferred and Series C Preferred Stock are current.
While the Federal Reserve has taken a number of proactive measures to bolster liquidity, we expect market conditions to continue to be challenging due to the uncertainty around the duration and ultimate impact of the COVID-19 pandemic. Invesco is committed to helping its employees, clients and communities navigate the challenges presented by the spread of COVID-19. The primary focus of Invesco's efforts is to ensure the health and safety of its employees while preserving its ability to serve clients and manage assets in a highly dynamic market environment. To help ensure it can continue to meet client needs, such as those of our Company, the majority of our Manager’s employees are working remotely. Portfolio managers, research analysts and traders are successfully working remotely or in secure locations with access to all systems necessary to fulfill their responsibilities and an ability to connect with their teams to manage client assets. Additionally, our Manager’s operational, control and support teams have successfully transitioned to a remote working environment.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on the level of our net interest income and the market value of our assets. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The market value of our assets can be impacted by credit spread premiums (yield advantage over U.S. Treasury notes) and the supply of, and demand for, assets in which we invest.

Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions eased over the course of 2020, as conditions continued to improve during the third and fourth quarter. This reflected the continued economic recovery following the sharp declines brought on by the onset of the COVID-19 pandemic earlier in the year. The performance of U.S. equities also followed this pattern, with the S&P 500 Index increasing by almost 12% during the fourth quarter and over 16% for the year despite falling sharply during the first quarter. Investor confidence was bolstered through the year as the U.S. Government embarked on multiple stimulus packages. The Federal Reserve provided unprecedented support to the markets via direct securities purchases, implementing various lending programs and facilities, and pledging to keep the Federal Funds rate in a range of 0% to 0.25% for an extended period. Gains in nonfarm payrolls averaged 283,000 per month during the fourth quarter, and the unemployment rate ended the year at 6.7%, improving from the high of 14.7% that was recorded in April. The continued rebound in economic activity from the March and April trough can be seen across a number of measures, as consumer activity remained positive as evidenced by gains in spending, retail sales and consumer confidence metrics. While the continued economic recovery is encouraging, we remain cautious about the pace of near-term gains as the number of COVID-19 cases has remained elevated with the vaccine rollout underway.
Interest rates fell sharply across the yield curve during 2020, reflecting both the effects of the Federal Reserve’s bond buying program and investor demand for safe-haven assets. The yield on the 2 year Treasury note fell 145 basis points to 0.12% while the yield on the 10 year Treasury bond fell by 100 basis points to 0.91%. During the fourth quarter, the yield curve steepened as investors began pricing in the impact of further stimulus along with positive news regarding multiple vaccine trials. During the quarter, the yield on the 2 year Treasury note fell one basis point while the yield on the 10 year bond increased by 23 basis points. The short end of the yield curve remains pinned close to zero, as the Federal Funds target rate is at the lower bound, and the futures market continues to forecast no change for the next several years. Interest rate volatility measures also reflect the view that rates will stay contained, as these remain near multi-year lows. While price data has broadly shown a rebound off the lows of March and April, most measures still show that inflation remains subdued. The consumer price index was 1.4% at year end, well off the low of 0.1% in May, but still lower than pre-COVID levels. The personal consumption expenditure index (1.5% at year end) also increased in the fourth quarter but remains close to pre-COVID lows. On the other hand, breakeven rates on inflation protected Treasuries have broken out to levels not seen in several years as investors price in the potential impact on prices of the recent stimulus measures and positive growth expectations. The inflation rate implied by 2 year and 5 year TIPs was 2.01% and 1.97%, respectively, at year end.
The COVID-19 pandemic has negatively impacted most commercial real estate property types. The lodging and retail sectors have been the most impacted due to travel restrictions and accelerated growth in e-commerce. In the retail sector, many tenants are finding it difficult to meet rent obligations and, in some instances, are foregoing payments or seeking forbearance relief. Real estate loans are experiencing growing delinquencies and are at greater risk of default which could impact the fundamental performance of our investments. Despite fundamental deterioration, CMBS risk premiums contracted in the fourth quarter due to modest new issuance supply and increased investor demand. The United States Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) that provides financing for triple-A rated conduit non-Agency CMBS also continued to contribute to stability in the CMBS market.
While residential real estate fundamentals deteriorated significantly at the onset of the pandemic, low mortgage rates and tight housing supply have driven a dramatic recovery. Demographic trends and changes in housing preferences shaped by the COVID-19 pandemic have combined with improved affordability to generate robust demand, especially for single family homes. This strength is also reflected in home price appreciation, which accelerated in the second half of the year. Meanwhile, credit spreads on residential mortgage backed securities have largely recovered the widening that occurred at the onset of the pandemic.
Nevertheless, many individual homeowners have been adversely impacted by the economic consequences of the COVID-19 pandemic. The U.S. Congress has responded by passing three rounds of fiscal stimulus measures, the most notable being the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included relief measures for households and businesses directly or indirectly impacted by the virus. The CARES Act includes provisions for COVID-19 related temporary forbearance on federally backed mortgage loans, which allows borrowers of loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae to suspend making principal and interest payments for a period of up to 360 days if they are facing hardship. Following the temporary forbearance period, mortgage servicers must provide several options to impacted borrowers, including a repayment schedule or loan modification, depending on the borrowers’ circumstances. We believe the provision of forbearance and loan modifications has and will continue to substantially reduce borrower defaults and loan losses relative to levels that would have likely occurred without these actions.

The performance of Agency RMBS was mixed during 2020, as sharp underperformance during the first quarter was mostly offset by significant gains resulting from the Federal Reserve’s strong response to the liquidity crisis, which included a bond purchase program beginning in March. The Agency RMBS sector also received support from commercial banks, as bank deposits overwhelmed tepid loan demand and left banks with significant amounts to invest in the sector. Lower coupon mortgages were the primary beneficiary of the Federal Reserve and commercial bank demand, as those bonds experienced significant spread tightening and a favorable dollar roll environment for most of the year. Higher coupon mortgages did not fare as well, as their relatively high dollar prices exacerbate the impact of increasing prepayment rates. Pay-ups on specified pool collateral remained elevated, reflecting strong demand for prepayment protection. We expect the market for Agency RMBS to remain positive, as the level of support from the Federal Reserve outweighs the negative impact of higher prepayment rates.
As we move into 2021, investor concerns center around the pace of the recovery and the implementation of vaccines to combat and eventually bring an end to the COVID-19 pandemic. Our expectation is that growth in the U.S. will remain robust as the economy continues to reopen over the course of the year.
In addition, the regulatory landscape for our repurchase agreement counterparties continues to evolve, which may affect funding methods and lending practices. While we are not directly subject to compliance with the implementation of rules regarding financial institutions, the effect of these regulations and others could impact our ability to finance our assets in the future.
Proposed Changes to LIBOR
In 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR will not be guaranteed after 2021. The Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from LIBOR, has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Further, on November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released a consultation on its intention to cease the publication of the one week and two month U.S. Dollar (“USD”)-LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the five remaining USD-LIBOR settings (overnight and one, three, six and twelve months) immediately following the LIBOR publication on June 30, 2023.
SOFR is an overnight rate unlike LIBOR which is a forward-looking term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in an objective manner, but there is no assurance that all asset types or securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management.
We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. We do not currently intend to amend our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock or our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language. Our Series B and Series C Preferred Stock each become callable at the time the stock begins to pay a USD-LIBOR-based rate. Should we choose to call the Series B or Series C Preferred Stock in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.
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

The guidance can be applied as of January 1, 2020. We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We are currently evaluating what impact the guidance will have on our consolidated financial statements.
Investment Activities
The table below shows the breakdown of our investment portfolio as of December 31, 2020 and 2019:

$ in thousands	As of December 31,
	2020	2019
Agency RMBS:
30 year fixed-rate, at fair value	8,050,866	10,524,220
15 year fixed-rate, at fair value	—	292,414
Hybrid ARM, at fair value	—	56,893
Agency CMO, at fair value	—	427,512
Agency CMBS, at fair value	—	4,767,930
Non-Agency CMBS, at fair value	109,583	3,823,474
Non-Agency RMBS, at fair value	11,733	955,671
GSE CRT, at fair value	—	923,672
Loan participation interest, at fair value	—	44,654
Commercial loan	23,098	24,055
Investments in unconsolidated ventures	16,408	21,998
Subtotal	8,211,688	21,862,493
TBAs, at implied cost basis (1)	1,772,211	—
Total investment portfolio, including TBAs	9,983,899	21,862,493
(1)TBAs that we do not intend to physically settle on the contractual settlement date are accounted for as derivative financial instruments and recorded on our consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. Refer to Note 8 "Derivatives and Hedging Activities" in Part IV. Item 15. of this report on Form 10-K.
As of December 31, 2020 our holdings of 30 year fixed-rate Agency RMBS represented 81% of our total investment portfolio, including TBAs, versus 48% as of December 31, 2019. As previously discussed, we sold substantially all of our Agency RMBS portfolio in the first half of 2020 to generate liquidity and reduce leverage. We resumed investing in 30-year fixed-rate Agency RMBS in July 2020. Our Agency RMBS holdings as of December 31, 2020 consisted primarily of newly issued specified pools with coupon distributions as shown in the table below.

$ in thousands	Fair Value	Percentage
1.5%	106,377	1.3%
2.0%	3,492,399	43.4%
2.5%	3,784,539	47.0%
3.0%	667,551	8.3%
Total Agency RMBS	8,050,866	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with prepayment protection, as low mortgage rates and a robust housing market have increased borrower incentives to prepay their mortgage loans. We seek to mitigate the negative impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that diminish borrower incentive to prepay, such as a lower loan balance, higher loan-to-value (“LTV”) ratio, lower FICO score, higher percentage of non-owner occupied loans (investment and vacation properties) and newly originated loans. In addition, we focus a significant amount of purchases in specified pools that have higher geographic concentrations in states that exhibit slower prepayments such as New York, Florida and Texas.

We began investing in TBAs as an alternative means of investing in and financing Agency RMBS in the third quarter of 2020. As of December 31, 2020, the implied cost basis of TBAs represented approximately 18% of our total investment portfolio. Our investments consist of 30-year Agency RMBS TBAs with coupons that range from 2.0% to 2.5% in conventional and Ginnie Mae collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were substantially below those available in the repurchase market due to the magnitude and persistence of the Federal Reserve's MBS purchase program, which began to increase holdings in March of 2020. We expect the purchase program to continue in 2021, as the Federal Reserve views the program as a key component of its stated objectives.
We sold all of our holdings of Agency CMBS in the first half of 2020. Agency CMBS represented approximately 22% of our investment portfolio as of December 31, 2019. We historically focused our Agency CMBS investments in securities issued by Freddie Mac, Fannie Mae and Ginnie Mae that had characteristics that reduced prepayment risk.
As of December 31, 2020, our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs, versus 17% as of December 31, 2019. Our non-Agency CMBS portfolio is collateralized by loans that were originated before 2015 that are secured by various property types located across the United States. Property types include but are not limited to office, retail, multifamily, industrial warehouses and hotels. The largest property geographic locations include Texas, Ohio, California, New York and Virginia as detailed in the table below. Most of our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated investment grade by a nationally recognized statistical rating organization. Approximately 75% of non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2020. Further, approximately 59% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2020.
The table below illustrates the vintage distribution of our non-Agency CMBS portfolio as of December 31, 2020 as a percentage of fair value:

	2010	2011	2012	2013	2014
Non-Agency CMBS	44.0%	—%	20.2%	26.2%	9.6%
The table below presents the geographic concentration of the underlying collateral for our non-Agency CMBS portfolio as of December 31, 2020. The geographic markets that we invest in have been and continue to be severely impacted by the ongoing COVID-19 pandemic.

Non-Agency CMBS State	Percentage
Texas	22.1%
Ohio	10.8%
California	10.0%
New York	9.1%
Virginia	6.0%
Washington DC	5.5%
Florida	4.3%
Illinois	3.8%
Georgia	2.6%
Connecticut	2.5%
Other	23.3%
Total	100.0%
As of December 31, 2020, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs, versus 4% as of December 31, 2019. We historically held non-Agency RMBS securities collateralized by prime and Alt-A loans and invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans.
We did not hold any GSE CRTs as of December 31, 2020. Our holdings of GSE CRTs represented approximately 4% of our total investment portfolio, including TBAs, as of December 31, 2019. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans that collateralize MBS issued and guaranteed by the GSEs.

As of December 31, 2020, we held an investment in one commercial real estate mezzanine loan that matures in 2021 and has a LTV ratio of approximately 78.9%. Refer to Note 16 – “Subsequent Events” of our consolidated financial statements in Part IV of this Report for additional information on the contractual maturity of our commercial loan.
As of December 31, 2020, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. We are committed to invest $6.8 million in additional capital in these unconsolidated ventures to fund future investments and cover future expenses should they occur.
Financing and Other Liabilities. We have historically used repurchase agreements to finance the majority of our target assets and expect to continue to use repurchase agreements to finance Agency investments in the future. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that have historically moved in close relationship to LIBOR.
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
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2019	18,474,387	17,229,809	18,474,387
June 30, 2019	18,725,065	19,019,503	19,365,413
September 30, 2019	19,722,032	19,535,263	19,898,863
December 31, 2019	19,182,303	19,842,868	20,377,801
March 31, 2020	7,637,746	16,673,939	23,132,234
June 30, 2020	740,000	983,599	1,373,296
September 30, 2020	5,243,288	3,373,356	5,243,288
December 31, 2020	7,228,699	6,883,773	7,237,496
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Hedging Instruments. We generally hedge as much of our interest rate and foreign exchange risk as we deem prudent because of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our investment policies do not contain specific requirements as to the percentages or amount of risk that we are required to hedge.
Hedging may fail to protect or could adversely affect us because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedges may not match the duration of the related liabilities;
•our counterparty in the hedging transaction may default on its obligation to pay;
•the credit quality of our counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the value of derivatives used for hedging may be adjusted from time-to-time in accordance with accounting rules to reflect changes in fair value.
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR.
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. We terminated all of our interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. We realized a net loss of $904.7 million on these swaps during the first half of 2020 due to falling interest rates. We entered into new swaps during the six months ended December 31, 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. As of December 31, 2020, we had $6.3 billion of notional amount of interest rate swaps. All of these interest rate swaps are centrally cleared by a registered clearing organization. We realized a net gain of $47.0 million on these swaps during the second half of 2020.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of December 31, 2020, we had €27.8 million or $33.1 million (2019: €20.8 million or $23.1 million) of notional amount of forward contracts related to our investment in an unconsolidated venture. During the year ended December 31, 2020, we settled currency forward contracts of €83.4 million or $93.4 million (2019: €89.8 million or $101.6 million) in notional amount and realized a net loss of $1.3 million (2019: $1.5 million net gain).
Capital Activities
On February 6, 2020, we completed a public offering of 20,700,000 shares of common stock at the price of $16.78 per share. Total net proceeds were approximately $347.0 million after deducting offering costs.
On February 4, 2021, we completed a public offering of 27,600,000 shares of common stock at the price of $3.75 per share. Total net proceeds were approximately $103.1 million after deducting estimated offering costs.
As of December 31, 2020, we may sell up to 37,610,000 shares of our common stock and 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreements. We sold 21,849,740 shares of common stock for proceeds of $73.7 million, net of approximately $1.2 million in commissions and fees, under these agreements during the year ended December 31, 2020.
For information on dividends declared and paid during the year ended December 31, 2020, including our common stock dividend paid on June 30, 2020 in a combination of cash and shares of our common stock, see Note 12 - "Stockholders' Equity" of our consolidated financial statements in Part IV. Item 15 of this report on Form 10-K.
During the year ended December 31, 2020, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2020	2019	2018
Numerator (adjusted equity):
Total equity	1,367,158	2,931,899	2,286,697
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)	(287,500)
Total adjusted equity	784,658	2,349,399	1,704,197

Denominator (number of shares):
Common stock outstanding	203,222	144,256	111,585

Book value per common share	3.86	16.29	15.27
Our book value per common share decreased 76.3% as of December 31, 2020 compared to December 31, 2019 primarily due to realized and unrealized losses on investments and derivatives during the year ended December 31, 2020 resulting from the unprecedented market disruption caused by the COVID-19 pandemic.
Our book value per common share increased 6.7% as of December 31, 2019 compared to December 31, 2018 primarily due to interest rate spread tightening in both Agency and credit assets. Monetary policy eased notably in 2019, as the Federal Reserve pivoted from increasing in the Federal Funds rate in 2018 to an easing policy through a pause in the first half of 2019 and cutting the Federal Funds rate in the second half of 2019. This shift in monetary policy supported risk assets, with additional steps by the Federal Reserve, such as increasing the size of its balance sheet via asset purchases and supporting the repurchase market through temporary open market operations, supporting market liquidity.

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, allowances for credit losses on our available-for-sale MBS, change in our interest income recognition, and a change in our tax liability among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016; our GSE CRTs purchased on or after August 24, 2015; and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2020, $8.1 billion (December 31, 2019: $17.4 billion) or 99% (December 31, 2019: 80%) of our MBS and GSE CRT are accounted for under the fair value option.
We record our MBS purchased before September 1, 2016, as available-for-sale and report these MBS at fair value. We recorded our GSE CRTs purchased before August 24, 2015 as hybrid financial instruments and reported these GSE CRTs at fair value. We did not hold any GSE CRTs as of December 31, 2020.
We determine the fair value of our MBS and GSE CRTs by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead us to establish allowances for credit losses on our available-for-sale MBS.
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
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment, unless those changes will be reflected in an allowance for credit losses. In situations where an allowance for credit losses is limited by the fair value of the investment, we compute the yield as the rate that equates expected future cash flows to the current fair value of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities. For non-Agency RMBS not of high credit quality, when actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security, unless those changes will be reflected in an allowance for credit losses, and the security's yield is revised prospectively.
For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Interest income on GSE CRTs purchased before August 24, 2015 was accrued based on the coupon rate of the debt host contract which reflected the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities were amortized or accreted into interest income over the life of the debt host contract using the effective interest method. Interest income on GSE CRTs purchased on or after August 24, 2015 is based on estimated future cash flows.

Interest income from our commercial and other loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities.” of our consolidated financial statements included in Part IV of this Report.
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
Expected Impact of New Authoritative Guidance on Future Financial Information
In January 2021, the Financial Accounting Standards Board expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference London Interbank Overnight Financing Rate ("LIBOR") to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The guidance can be applied as of January 1, 2020. We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We are currently evaluating what impact the guidance will have on our consolidated financial statements.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018 are summarized below:

	Years Ended December 31,
$ in thousands except share data	2020	2019	2018
Interest income
Mortgage-backed and credit risk transfer securities	277,400	772,657	631,478
Commercial and other loans	2,766	5,710	11,538
Total interest income	280,166	778,367	643,016
Interest expense
Repurchase agreements	73,607	430,697	301,794
Secured loans	8,655	41,623	35,453
Exchangeable senior notes	—	—	1,621
Total interest expense	82,262	472,320	338,868
Net interest income	197,904	306,047	304,148

Other income (loss)
Gain (loss) on investments, net	(961,938)	624,466	(327,700)
(Increase) decrease in provision for credit losses	(1,768)	—	—
Equity in earnings of unconsolidated ventures	1,163	2,224	3,402
Gain (loss) on derivative instruments, net	(851,050)	(534,755)	(5,277)
Realized and unrealized credit derivative income (loss), net	(35,312)	8,343	(151)
Net gain (loss) on extinguishment of debt	14,742	—	(26)
Other investment income (loss), net	2,137	3,950	2,860
Total other income (loss)	(1,832,026)	104,228	(326,892)
Expenses
Management fee — related party	29,367	38,173	40,722
General and administrative	10,863	8,001	7,070
Total expenses	40,230	46,174	47,792
Net income (loss)	(1,674,352)	364,101	(70,536)
Net income attributable to non-controlling interest	—	—	254
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(1,674,352)	364,101	(70,790)
Dividends to preferred stockholders	44,426	44,426	44,426
Net income (loss) attributable to common stockholders	(1,718,778)	319,675	(115,216)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(9.89)	2.42	(1.03)
Diluted	(9.89)	2.42	(1.03)
Weighted average number of shares of common stock:
Basic	173,730,389	132,305,568	111,637,035
Diluted	173,730,389	132,317,853	111,637,035

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields as of and for the years ended December 31, 2020, 2019 and 2018.

	As of and for the Years Ended
	December 31,
$ in thousands	2020	2019	2018
Average earning assets (1)	7,895,394	20,566,255	18,088,843
Average earning asset yields (2)	3.55%	3.78%	3.55%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $7.9 billion during the year ended December 31, 2020 (2019: $20.6 billion; 2018: $18.1 billion). As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic and sold a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage. Average earning assets decreased during the year ended December 31, 2020 compared to the same periods in 2019 primarily due to these asset sales. We resumed investing in Agency RMBS in July 2020. Due to the magnitude of changes in our investment portfolio since December 31, 2019, our average earning assets and asset yields for the year ended December 31, 2020 are not indicative of our future ability to generate interest income.
Average earning assets increased during the year ended December 31, 2019 compared to 2018 primarily because we invested and leveraged $508.9 million in net proceeds from 2019 common stock issuances and $168.5 million in proceeds from commercial loan repayments since the beginning of 2018 into newly issued 30 year fixed-rate Agency RMBS and Agency CMBS securities.
We earned interest income of $280.2 million (2019: $778.4 million; 2018: $643.0 million) during 2020. Our interest income consists of coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2020	2019	2018
Interest Income
MBS and GSE CRT - coupon interest	298,613	833,376	689,240
MBS and GSE CRT - net premium amortization	(21,213)	(60,719)	(57,762)
MBS and GSE CRT - interest income	277,400	772,657	631,478
Commercial and other loans	2,766	5,710	11,538
Total interest income	280,166	778,367	643,016
MBS and GSE CRT interest income decreased $495.3 million during the year ended December 31, 2020 compared to 2019 primarily due to a $534.8 million decrease in coupon interest reflecting lower average earning assets. Lower coupon interest was offset by a $39.5 million decrease in net premium amortization during the year ended December 31, 2020 primarily due to sales of assets purchased at premiums. Interest income on our commercial and other loans decreased $2.9 million during the year ended December 31, 2020, primarily due to the sale of our loan participation interest in April 2020 and repayments on commercial loans.
MBS and GSE CRT interest income increased $141.2 million during the year ended December 31, 2019 compared to 2018 primarily due to higher coupon interest rates on our higher average earning assets. Interest income on commercial and other loans decreased $5.8 million during 2019 primarily due to commercial loan payoffs.
The yield on our average earning assets during the year ended December 31, 2020 was 3.55% (2019: 3.78%; 2018: 3.55%). Our average earning asset yields decreased during the year ended December 31, 2020 compared to 2019 primarily due to changes in portfolio composition.
Our average earning asset yields increased during the year ended December 31, 2019 compared to 2018 primarily due to purchases of new securities at higher yields and higher index rates on floating and adjustable rate assets.

Prepayment Speeds
Our RMBS portfolio (and previously our GSE CRT portfolio) is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.
The following table presents net (premium amortization) discount accretion recognized on our MBS and GSE CRT portfolio during 2020, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2020	2019	2018
Agency RMBS	(32,737)	(76,676)	(80,750)
Agency CMBS	(1,744)	(4,712)	(591)
Non-Agency CMBS	14,721	15,347	6,682
Non-Agency RMBS	1,107	13,164	19,968
GSE CRT	(2,560)	(7,842)	(3,071)
Net (premium amortization) discount accretion	(21,213)	(60,719)	(57,762)
Net premium amortization decreased $39.5 million during 2020 compared to 2019 due to sales of assets purchased at premiums and slower prepayment speeds on newly issued Agency RMBS purchased in the second half of 2020.
Net premium amortization increased $3.0 million during 2019 compared to 2018 primarily due to purchases of Agency CMBS at premiums and faster prepayment speeds on Agency RMBS and GSE CRTs. Higher premium amortization was partially offset by changes in asset mix and discount accretion on non-Agency RMBS and non-Agency CMBS.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended
	December 31,
$ in thousands	2020	2019	2018
Interest Expense
Interest expense on repurchase agreement borrowings	97,401	454,426	327,633
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,794)	(23,729)	(25,839)
Repurchase agreements interest expense	73,607	430,697	301,794
Secured loans	8,655	41,623	35,453
Exchangeable senior notes	—	—	1,621
Total interest expense	82,262	472,320	338,868
Our interest expense on repurchase agreement borrowings decreased $357.0 million for the year ended December 31, 2020 compared to 2019 primarily due to lower average borrowings and a lower average cost of funds reflecting decreases in the Federal Funds interest rate. Average borrowings decreased primarily due to repayments of repurchase agreements in the first half of 2020 with proceeds from asset sales due to financial market disruption caused by the COVID-19 pandemic as previously discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Average borrowings also decreased due to repayment of $1.65 billion of secured loans during 2020.

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
Our repurchase agreements interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $23.8 million, $23.7 million and $25.8 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. During the next twelve months, we estimate that $22.0 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
Interest expense for our secured loans decreased for the year ended December 31, 2020 compared to 2019 primarily due to the repayment of $1.65 billion of secured loans during 2020 and lower borrowing rates. Before modification as discussed in Note 6 - “Borrowings” in Part IV of this Report, borrowing rates on our secured loans were based on the three-month FHLB swap rate plus a spread. After modification, borrowing rates on our secured loans were based on the FHLBI's short-term cost of funds. For the year ended December 31, 2020, our secured loans had a weighted average borrowing rate of 1.47% as compared to 2.52% for the year ended December 31, 2019.
Interest expense on our secured loans increased for the year ended December 31, 2019 compared to 2018 primarily due to higher borrowing rates as a result of increases in the federal funds target interest rate. For the year ended December 31, 2019, our secured loans had a weighted average borrowing rate of 2.52% as compared to 2.15% for the year ended December 31, 2018.
During 2020 and 2019, we did not incur interest expense on exchangeable senior notes (the “Notes”) because the Notes were retired on March 15, 2018. We retired $143.4 million of the Notes in 2018.
Our total interest expense during the year ended December 31, 2020 decreased $390.1 million compared to 2019 primarily due to a $390.0 million decrease in interest expense on repurchase agreement borrowings and secured loans.
Our total interest expense during the year ended December 31, 2019 increased $133.5 million compared to 2018 primarily due to a $133.0 million increase in interest expense on repurchase agreement borrowings and secured loans that was partially offset by a $1.6 million decrease in interest expense on exchangeable senior notes.
The table below presents our average borrowings and cost of funds as of and for the years ended December 31, 2020, 2019 and 2018.

	As of and for the Years Ended
	December 31,
$ in thousands	2020	2019	2018
Total average borrowings (1)	6,926,790	18,748,843	15,684,869
Maximum borrowings during the period (2)	23,132,234	20,377,801	16,144,062
Cost of funds (3)	1.19%	2.52%	2.16%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense excluding amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $11.8 billion in 2020 compared to 2019 because we repaid $10.3 billion of net repurchase agreements and $1.65 billion of secured loans during 2020 as discussed above. Our cost of funds decreased in 2020 compared to 2019 due to decreases in the Federal Funds rate.
Total average borrowings rose $3.1 billion in 2019 compared to 2018 because we entered into repurchase agreements to finance our increased holdings of 30 year fixed-rate Agency RMBS, Agency CMBS, and non-Agency CMBS. The increase in our cost of funds for 2019 versus 2018 was primarily due to increases in the Federal Funds rate throughout 2018.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended
	December 31,
$ in thousands	2020	2019	2018
Interest Income
Mortgage-backed and credit risk transfer securities	277,400	772,657	631,478
Commercial and other loans	2,766	5,710	11,538
Total interest income	280,166	778,367	643,016
Interest Expense
Interest expense on repurchase agreement borrowings	97,401	454,426	327,633
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,794)	(23,729)	(25,839)
Repurchase agreements interest expense	73,607	430,697	301,794
Secured loans	8,655	41,623	35,453
Exchangeable senior notes	—	—	1,621
Total interest expense	82,262	472,320	338,868
Net interest income	197,904	306,047	304,148
Net interest rate margin	2.36%	1.26%	1.39%
Our net interest income, which equals total interest income less total interest expense, totaled $197.9 million (2019: $306.0 million; 2018: $304.1 million) for the year ended December 31, 2020. The decrease in net interest income for the year ended December 31, 2020 compared to 2019 was primarily due the sale of MBS and GSE CRTs in the first half of 2020 as previously discussed.
The increase in net interest income for the year ended December 31, 2019 compared to 2018 was primarily due to an increase in interest income driven by higher average assets that exceeded the increase in interest expense driven by higher average borrowings.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.36% (2019: 1.26%; 2018: 1.39%) for the year ended December 31, 2020. The increase in net interest rate margin for 2020 versus 2019 was primarily due to the change in our portfolio composition, including related repurchase agreement borrowings, due to assets sales and decreases in the Federal Funds rate that had a greater impact on our average cost of funds than on our average earning asset yields. The decrease in net interest rate margin for 2019 versus 2018 was primarily due to increases in the federal funds rate throughout 2018 that had a greater impact on our average cost of funds than on our average earning asset yields.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2020	2019	2018
Net realized gains (losses) on sale of investments	(363,781)	8,039	(218,136)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	(101,138)	—	—
Other-than-temporary impairment losses	—	(7,731)	(7,846)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(492,047)	624,158	(101,697)
Net unrealized gains (losses) on commercial loan and loan participation interest	(1,164)	—	—
Realized loss on loan participation interest	(3,808)	—	—
Net unrealized gains (losses) on trading securities	—	—	(21)
Total gain (loss) on investments, net	(961,938)	624,466	(327,700)

As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic in 2020. During the year ended December 31, 2020, we sold MBS and GSE CRTs for cash proceeds of $25.0 billion (2019: $3.3 billion; 2018: $4.7 billion) and realized net losses of $363.8 million (2019: net gains of $8.0 million; 2018: net losses of $218.1 million). Sales prices of our holdings were severely impacted by the lack of liquidity and uncertainty surrounding the economic impact of the COVID-19 pandemic, particularly during the first half of 2020. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We recorded $94.1 million of impairment on non-Agency RMBS and non-Agency CMBS during the year ended December 31, 2020 because we intended to sell or more likely than not would be required to sell these securities before recovery of their amortized cost basis. We assess our investment securities for impairment on a quarterly basis. For additional information regarding our accounting policy for credit losses and impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV of this Report.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Before September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2020, $8.1 billion or 99% (December 31, 2019: $17.4 billion or 80%) of our MBS and GSE CRTs are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option increased as of December 31, 2020 due to a change in portfolio composition. During the first half of 2020, we sold MBS and GSE CRTs previously accounted for as available-for-sale securities primarily to generate liquidity and reduce leverage given unprecedented market conditions as a result of the COVID-19 pandemic. We resumed investing in Agency RMBS in July 2020 and elected the fair value option for these securities.
We recorded net unrealized losses on our MBS and GSE CRT portfolio accounted for under the fair value option of $492.0 million in 2020 compared to net unrealized gains of $624.2 million in 2019 and unrealized losses of $101.7 million in 2018. Net unrealized losses in 2020 reflect declines in valuations due to wider interest rate spreads. Net unrealized gains in 2019 reflect lower interest rates, tighter interest rate spreads on the Company's credit assets and Agency CMBS and valuation gains in the Company's specified pool Agency RMBS. Most of our holdings of 30 year fixed-rate Agency RMBS are in specified pools with attractive prepayment characteristics.
We recorded a realized loss of $3.8 million on our loan participation interest during year ended December 31, 2020 and unrealized losses of $1.2 million on our commercial loan during the year ended December 31, 2020. We sold the loan participation interest on April 1, 2020. We valued our commercial loan based upon a valuation from an independent pricing service.
(Increase) Decrease in Provision for Credit Losses
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of December 31, 2020, approximately $116.9 million of our $8.2 billion of MBS are classified as available-for-sale and subject to evaluation for credit losses. For the year ended December 31, 2020, we recorded a $1.8 million provision for credit losses on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. Refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV of this Report for additional information on how we calculate our provision for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2020, we recorded equity in earnings of unconsolidated ventures of $1.2 million (2019: $2.2 million; 2018: $3.4 million). We recorded equity in earnings for the year ended December 31, 2020, 2019 and 2018 primarily due to realized and unrealized gains on portfolio investments.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2020, 2019 and 2018:

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Futures Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Futures Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)
As of December 31, 2020 and 2019, we held the following interest rate swaps whereby we receive interest at a one-month or three-month LIBOR rate:

$ in thousands	December 31, 2020				December 31, 2019
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps	6,300,000	0.41%	0.15%	6.7	14,000,000	1.47%	1.79%	5.2

We terminated all of our outstanding interest rate swaps in March 2020 as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on these interest rate swaps during the first half of 2020 primarily due to falling interest rates. We resumed entering into interest rate swaps in July 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. As of December 31, 2020, we had $7.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 14 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

During the year ended December 31, 2019, we terminated existing swaps with a notional amount of $25.3 billion and entered into new swaps with a notional amount of $27.0 billion to hedge repurchase agreement debt associated with purchases of Agency RMBS and Agency CMBS securities. We realized a net loss of $440.6 million on interest rate swaps in 2019 primarily due to falling interest rates. We recognized contractual net interest income on swaps of $35.8 million for the year ended December 31, 2019 compared to contractual net interest expense of $20.0 million for the year ended December 31, 2018 primarily as a result of higher average LIBOR. Our average interest rate swap receive rate was 2.29% for the year ended 2019 versus 2.10% for the year ended December 31, 2018. We also repositioned our interest rate swap portfolio as LIBOR declined in the second half of 2019 to take advantage of lower interest rate swap fixed pay rates. Our average interest swap fixed pay rate was 2.03% for the year ended December 31, 2019 versus 2.30% for the year ended December 31, 2018.
We also use futures contracts to manage our exposure to interest rate risk. As of December 31, 2020 and December 31, 2019, we were not a party to any futures contracts. During the years ended December 31, 2019 and December 31, 2018, we realized net losses of $157.9 million and $86.3 million, respectively, on the settlement of futures contracts due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of December 31, 2020, we had $33.1 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of December 31, 2020, we had $1.7 billion notional amount of TBAs and recorded $24.4 million of realized and unrealized gains during the year ended December 31, 2020. We were not a party to any TBAs accounted for as derivatives as of December 31, 2019 or 2018.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2020	2019	2018
GSE CRT embedded derivative coupon interest	6,323	20,833	22,478
Gain (loss) on settlement of GSE CRT embedded derivatives	(31,354)	—	—
Change in fair value of GSE CRT embedded derivatives	(10,281)	(12,490)	(22,629)
Total realized and unrealized credit derivative income (loss), net	(35,312)	8,343	(151)
During the year ended December 31, 2020, we recorded realized and unrealized credit derivative losses of $41.6 million, excluding embedded derivative coupon interest. The decrease from 2019 was primarily driven by a decline in the fair value of our GSE CRT embedded derivatives as asset prices declined due to spread widening. We sold all of our GSE CRTs that were accounted for as hybrid financial instruments with embedded derivatives during the year ended December 31, 2020.
During the year ended December 31, 2019, we recorded an unrealized loss on the change in the fair value of our GSE CRT embedded derivatives of $12.5 million because the decreases in valuation of the GSE CRT debt host contracts exceeded the decreases in valuation of the hybrid financial instruments..
Net Gain (Loss) on Extinguishment of Debt
As discussed in Note 6 - "Borrowings" of our consolidated financial statements in Part IV of this Report, during 2020, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt and settlements of counterparty claims for less than the principal balance of our repurchase agreements as a gain on extinguishment of debt in our consolidated statement of operations.
During the year ended December 31, 2018, we retired $143.4 million of the Notes for a repurchase price of $143.4 million and realized a net loss on extinguishment of debt of $26,000.

Other Investment Income (Loss), net
Other investment income (loss), net in 2020 and 2019 primarily consists of quarterly dividends from FHLBI stock. Other investment income (loss), net in 2018 primarily consists of (i) quarterly dividends from FHBLI stock and an investment in an exchange-traded fund and (ii) foreign exchange rate gains and losses related to a commercial loan investment denominated in a foreign currency. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2020	2019	2018
Dividend income	2,072	3,944	3,790
Gain (loss) on foreign currency transactions, net	65	6	(930)
Total	2,137	3,950	2,860
We were required to purchase and hold a certain amount of FHLBI stock, which was based, in part, upon the outstanding principal balance of secured loans from the FHLBI. We earned dividend income on our investment in FHLBI stock, and the amount of our dividend income varied based upon the number of shares that we were required to own and the dividend declared per share.
Other investment income (loss), net decreased during the year ended December 31, 2020 compared to 2019 because the FHLBI redeemed our stock at cost during 2020 in connection with the repayment of our secured loans. We terminated our membership in the FHLBI in the third quarter of 2020.
We incurred foreign currency losses on the revaluation of a commercial loan investment (notional amount of £34.5 million) for the year ended December 31, 2018 due to a decline in the Pound Sterling/U.S. Dollar foreign exchange rate. This commercial loan was repaid by the borrower during 2018.
Expenses
For the year ended December 31, 2020, we incurred management fees of $29.4 million (2019: $38.2 million), which are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2020 compared to 2019 due to a lower stockholders' equity management fee base in 2020. Our management fees are calculated quarterly in arrears. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2019, we incurred management fees of $38.2 million (2018: $40.7 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2019 compared to 2018 due to a lower stockholders' equity management fee base in 2019. The calculation of the management fee was amended in the fourth quarter of 2019.
For the year ended December 31, 2020, our general and administrative expenses not covered under our management agreement amounted to $10.9 million (2019: $8.0 million; 2018: $7.1 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. General and administrative costs were higher for the year ended December 31, 2020 compared to 2019 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $2.6 million.
General and administrative costs were higher for the year ended December 31, 2019 compared to 2018 primarily due to higher fees for derivative transactions in 2019 and the write-off of previously deferred costs associated with the Company's at-the-market program in the first quarter of 2019.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2020, our net loss attributable to common stockholders was $1.7 billion (2019: $319.7 million net income attributable to common stockholders; 2018: $115.2 million net loss attributable to common stockholders) or $9.89 basic and diluted net loss per average share available to common stockholders (2019: $2.42 basic and diluted net income per average share available to common stockholders; 2018: $1.03 basic and diluted net loss per average share available to common stockholders).

For the year ended December 31, 2020, we reported a net loss attributable to common stockholders compared to net income attributable to common stockholders in 2019 primarily due to: (i) net losses on investments of $961.9 million versus net gains on investments of $624.5 million in the 2019 period; (ii) net losses on derivative instruments of $851.1 million versus $534.8 million in the 2019 period; (iii) net losses on credit derivatives of $35.3 million versus net gains on credit derivatives of $8.3 million in the 2019 period; (iv) lower net interest income of $197.9 million versus $306.0 million in the 2019 period and (v) net gains on debt extinguishment of $14.7 million in the 2020 period.
For the year ended December 31, 2019, we reported net income attributable to common stockholders compared to a net loss attributable to common stockholders in 2018 primarily due to: (i) net gains on investment of $624.5 million versus net losses on investments of $327.7 million in the 2018 period; (ii) net losses on derivative instruments of $534.8 million versus $5.3 million in the 2018 period; (iii) net gains on credit derivatives of $8.3 million versus net losses on credit derivatives of $151,000 in the 2018 period; (iv) higher net interest income of $306.0 million versus $304.1 million in the 2018 period.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, realized and unrealized credit derivative income (loss), net changes in net interest income and net gain (loss) on extinguishment of debt in the 2020, 2019 and 2018 periods, see preceding discussion under “Gain (loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net”, “Realized and Unrealized Credit Derivative Income (Loss), net”, “Net Interest Income” and “Net Gain (Loss) on Extinguishment of Debt”.
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
We are not presenting core earnings for the year ended December 31, 2020 because core earnings excludes the material adverse impact of the market disruption caused by the COVID-19 pandemic on our financial condition. In addition, core earnings for the year ended December 31, 2020 is not indicative of the reduced earnings potential of our current investment portfolio. We intend to resume reporting annual core earnings for the year ended December 31, 2021.
We calculate core earnings as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; realized and unrealized (gain) loss on GSE CRT embedded derivatives, net; (gain) loss on foreign currency transactions, net; amortization of net deferred (gain) loss on de-designated interest rate swaps; and net (gain) loss on extinguishment of debt. Core earnings for the year ended December 31, 2020 is distortive because it excludes significant realized losses on investments and derivative instruments that the Company incurred as it navigated the market disruption caused by the COVID-19 pandemic. Additionally, as of December 31, 2020, the Company no longer holds a substantial portion of the MBS and GSE CRT that contributed to core earnings during the first half of 2020.
We began investing in TBAs as an alternative means of investing in and financing Agency RMBS in the third quarter of 2020 and are presenting an economic debt-to-equity ratio, a non-GAAP financial measure, that considers the impact of TBAs that are accounted for as derivative instruments under U.S. GAAP on leverage as discussed further below.

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
We calculate effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that is recorded as realized and unrealized credit derivative income (loss), net. We include our GSE CRT embedded derivative coupon interest in effective interest income because GSE CRT coupon interest is not accounted for consistently under U.S. GAAP. We account for GSE CRTs purchased before August 24, 2015 as hybrid financial instruments, but we have elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option is recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments is recorded as realized and unrealized credit derivative income (loss). We add back GSE CRT embedded derivative coupon interest to our total interest income because we consider GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument. We did not hold any GSE CRTs as of December 31, 2020.
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
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2020		2019		2018
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	280,166	3.55%	778,367	3.78%	643,016	3.55%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,323	0.08%	20,833	0.11%	22,478	0.13%
Effective interest income	286,489	3.63%	799,200	3.89%	665,494	3.68%
Our effective interest income decreased for the year ended December 31, 2020 versus 2019 primarily due to lower average earnings assets. Our average earning assets decreased to $7.9 billion for the year ended December 31, 2020 from $20.6 billion for the year ended December 31, 2019 primarily because we sold a substantial portion of our MBS and GSE CRT portfolio during the first half of 2020 due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed. Changes in effective yield for the year ended December 31, 2020 versus 2019 are primarily due to changes in our portfolio composition as discussed in Investment Activities above.

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
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2020		2019		2018
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	82,262	1.19%	472,320	2.52%	338,868	2.16%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	23,794	0.34%	23,729	0.13%	25,839	0.16%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(8,047)	(0.12)%	(35,840)	(0.19)%	20,015	0.13%
Effective interest expense	98,009	1.41%	460,209	2.46%	384,722	2.45%
Our effective interest expense and effective cost of funds decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to lower interest expense paid on repurchase agreements. We recorded total interest expense of $82.3 million for the year ended December 31, 2020 compared to $472.3 million for the same period in 2019 due to lower average borrowings and a lower Federal Funds target interest rate.
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

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2020		2019		2018
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	197,904	2.36%	306,047	1.26%	304,148	1.39%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(23,794)	(0.34)%	(23,729)	(0.13)%	(25,839)	(0.16)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	6,323	0.08%	20,833	0.11%	22,478	0.13%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	8,047	0.12%	35,840	0.19%	(20,015)	(0.13)%
Effective net interest income	188,480	2.22%	338,991	1.43%	280,772	1.23%
Effective net interest income for the year ended December 31, 2020 decreased primarily due to lower average earning asset balances that were partially offset by lower average borrowings and a lower effective cost of funds driven by cuts in the Federal Funds interest rate. Effective interest rate margin for the year ended December 31, 2020 increased due to changes in portfolio composition, including related repurchase agreement borrowings, and a lower Federal Funds target interest rate.
Effective net interest income and effective interest rate margin for the year ended December 31, 2019 increased primarily due to earning contractual net interest income on interest rate swaps of $35.8 million compared to incurring contractual net interest expense on interest rate swaps of $20.0 million in the same period in 2018, primarily as a result of higher LIBOR rates in 2019.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of December 31, 2020 and December 31, 2019. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of December 31, 2020, approximately 88% of our equity is allocated to Agency RMBS.

We present an economic debt-to-equity ratio, a non-GAAP financial measure of leverage that considers the impact of the off-balance sheet financing of our investments in TBAs that are accounted for as derivative instruments under U.S. GAAP. We include our TBAs at implied cost basis in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. We believe that presenting our economic debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding how management evaluates our at-risk leverage and gives investors a comparable statistic to those other mortgage REITs who also invest in TBAs and present a similar non-GAAP measure of leverage.
December 31, 2020

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed and credit risk transfer securities	8,050,865	121,317	8,172,182
Cash and cash equivalents (2)	148,011	—	148,011
Restricted cash(3)	243,963	610	244,573
Derivative assets, at fair value (3)	9,893	111	10,004
Other assets	17,606	40,475	58,081
Total assets	8,470,338	162,513	8,632,851

Repurchase agreements	7,228,699	—	7,228,699
Derivative liabilities, at fair value (3)	5,537	807	6,344
Other liabilities	27,114	3,536	30,650
Total liabilities	7,261,350	4,343	7,265,693

Total stockholders' equity (allocated)	1,208,988	158,170	1,367,158
Debt-to-equity ratio (4)	6.0	—	5.3
Economic debt-to-equity ratio (5)	7.4	—	6.6
(1)Investments in non-Agency CMBS, non-Agency RMBS, commercial loans and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents are allocated based on our financing strategy for each class.
(3)Restricted cash and derivative assets and liabilities are allocated based on the hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.8 billion as of December 31, 2020) to total stockholders' equity.

December 31, 2019

$ in thousands	Agency RMBS	Agency CMBS	Credit Portfolio (1)	Total
Mortgage-backed and credit risk transfer securities	11,301,037	4,767,930	5,702,819	21,771,786
Cash and cash equivalents (2)	73,927	27,881	70,699	172,507
Restricted cash (3)	81,830	34,441	724	116,995
Derivative assets, at fair value (3)	13,034	5,499	—	18,533
Other assets	94,525	12,460	159,739	266,724
Total assets	11,564,353	4,848,211	5,933,981	22,346,545

Repurchase agreements	9,666,964	4,246,359	3,618,980	17,532,303
Secured loans (4)	540,299	—	1,109,701	1,650,000
Derivative liabilities, at fair value (3)	—	—	352	352
Other liabilities	65,353	124,305	42,333	231,991
Total liabilities	10,272,616	4,370,664	4,771,366	19,414,646

Total stockholders' equity (allocated)	1,291,737	477,547	1,162,615	2,931,899
Debt-to-equity ratio (5)	7.9	8.9	4.1	6.5
Economic debt-to-equity ratio (6)	7.9	8.9	4.1	6.5
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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheets is significantly less important than our potential liquidity available under borrowing arrangements or through the sale of liquid investments. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.
The COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively affected our liquidity during the year ended December 31, 2020. Under the terms of our repurchase agreements, our lenders have the contractual right to mark the underlying securities that we post as collateral to fair value as determined in their sole discretion. In addition, our lenders have the contractual right to increase the "haircut", or percentage amount by which collateral value must exceed the amount of borrowings, as market conditions become more volatile. As a result of significant spread widening in both Agency and non-Agency securities in the latter part of the first quarter of 2020, valuations of our portfolio assets declined sharply in a short period of time, leading to an exceptional increase in the frequency and magnitude of margin calls. We sold portfolio assets to generate liquidity, in many cases at significantly distressed market prices. Additionally, our lenders raised required haircuts on our collateral for new repurchase agreements, driving further liquidity needs. These events have led us to seek to avoid financing less liquid assets, such as non-Agency securities, with repurchase agreements. See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors in

this Report for more information on how the COVID-19 pandemic has impacted and may continue to impact our liquidity and capital resources.
We held cash, cash equivalents and restricted cash of $392.6 million at December 31, 2020 (2019: $289.5 million). As previously discussed, we increased our cash, cash equivalents and restricted cash balances at December 31, 2020 to improve our liquidity because of market disruption created by the COVID-19 pandemic. Our operating activities provided net cash of approximately $170.5 million for the year ended December 31, 2020 (2019: $343.4 million; 2018: $304.3 million).
Our investing activities provided net cash of $11.6 billion for the year ended December 31, 2020 (2019: used net cash of $4.3 billion; 2018: provided net cash of $621.6 million). Our primary source of cash from investing activities for the year ended December 31, 2020 was proceeds from the sale of MBS and GSE CRT of $25.0 billion. We also generated $892.6 million from principal payments of MBS and GSE CRT during the year ended December 31, 2020. We used cash to purchase $13.6 billion of MBS and GSE CRT securities. We also used cash of $844.6 million on derivative contracts during the year ended December 31, 2020 primarily as we sold Agency securities and our sensitivity to interest rates decreased.
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
Our financing activities used net cash of $11.6 billion for the year ended December 31, 2020 (2019: provided net cash of $4.1 billion; 2018: used net cash of $879.2 million).
Our financing activities for the year ended December 31, 2020 primarily consisted of net principal repayments on our repurchase agreements of $10.3 billion. In addition, we repaid secured loans of $1.65 billion and paid dividends of $137.5 million. Proceeds from the issuance of common stock provided $420.7 million during the year ended December 31, 2020.
Our financing activities for the year ended December 31, 2019 primarily consisted of net proceeds from repurchase agreements of $3.9 billion. We also raised proceeds of $509.1 million from the issuance of common stock and paid dividends of $271.2 million.
Our financing activities for the year ended December 31, 2018 primarily consisted of net principal repayments on our repurchase agreements of $478.3 million. We used cash of $143.4 million to extinguish our exchangeable senior notes that matured in March 2018. In addition, we paid dividends of $234.4 million and redeemed Operating Partnership Units of $21.8 million.
As of December 31, 2020, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 5.0% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will seek to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
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
We are subject to financial covenants in connection with our lending, derivatives and other agreements we enter into in the normal course of our business. We intend to operate in a manner which complies with all of our financial covenants. Our lending and derivative agreements provide that we may be declared in default of our obligations if our leverage ratio exceeds certain thresholds and we fail to maintain stockholders’ equity or market value above certain thresholds over specified time periods.
Forward-Looking Statements Regarding Liquidity
As of December 31, 2020, we held $7.6 billion of Agency securities that are financed by repurchase agreements. We also had approximately $596.8 million of unencumbered investments and unrestricted cash of $148.0 million as of December 31, 2020.
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
As of December 31, 2020, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Obligations of Invesco Mortgage Capital Inc.
Repurchase agreements	7,228,699	7,228,699	—	—	—
Interest expense on repurchase agreements	1,420	1,420	—	—	—
Total contractual obligations (1)	7,230,119	7,230,119	—	—	—
(1)Excluded from total contractual obligations are the amounts due to our Manager under our management agreement, as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
We have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of December 31, 2020, our undrawn capital commitments were $6.8 million.
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
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
As of December 31, 2020, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $68.4 million, or 5% of our stockholders’ equity. The following table summarizes our exposure to counterparties by geographic concentration as of December 31, 2020. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	10	4,526,586	245,969
Europe (excluding United Kingdom)	2	690,144	36,912
Asia	4	2,011,969	110,959
Total	16	7,228,699	393,840

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2020. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2020. Consequently, we believe we met the REIT income and asset test as of December 31, 2020. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2020. Therefore, as of December 31, 2020, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2020, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
For additional discussion of market risk associated with the COVID-19 pandemic, see Item Part I. Item 1A - Risk Factors of this Report.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically of short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements, futures contracts and TBAs.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and interest rate hedging activities. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged. This increase in borrowing costs results in the narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities.
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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value and our liquidity and could cause us to sell assets and to change our investment strategy to maintain liquidity and preserve book value.
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

Market Risk
Market Value Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income under ASC Topic 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a falling interest rate environment, the estimated fair value of these securities would be expected to increase.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2020, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	29.73%	(1.91)%
+0.50%	20.76%	(0.61)%
-0.50%	(23.01)%	(0.73)%
-1.00%	(46.95)%	(1.59)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2020. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at December 31, 2020, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Real Estate Risk
Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock or other property sectors); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.
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
The conditions related to the COVID-19 pandemic have adversely affected the fundamentals of many of our portfolio investments. The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage real estate-related assets. Further, because of the COVID-19 pandemic’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear or further forbear payment on or refinance their mortgage loans to avail themselves of lower rates. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants underlying our commercial property assets resulting in potential delinquencies, defaults or declines in asset values. In many instances, tenants are foregoing rent payments or seeking forbearance. As a result, loans may experience increased delinquencies and defaults, which could impact the fundamental performance of our mortgage-backed securities. Further, we expect credit rating agencies to reassess transactions that are negatively impacted by these adverse changes. This may result in our investments being downgraded by credit rating agencies.
Foreign Exchange Rate Risk
We have an investment of €12.4 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report dated February 22, 2021, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2020 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2021 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 78 - 114 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 75 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 73 of this Report.
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

4.5	Description of Invesco Mortgage Capital Inc. Securities, incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K, filed with the SEC on February 19, 2020

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

10.4
Third Amendment to Management Agreement, dated as of November 6, 2019, by and among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019

§ 10.5	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 7, 2019.

10.6
Equity Distribution Agreement, dated December 18, 2017, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 19, 2017

73

10.7
First Amendment to Equity Distribution Agreement, dated March 18, 2019, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019

10.8
Equity Distribution Agreement with respect to the Series A Shares, Series B Shares, and Series C Shares, dated March 19, 2019, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019

10.9
Equity Distribution Agreement, dated November 30, 2020, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on November 30, 2020

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020	115

75

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interest Income Recognition-Certain Mortgage-Backed Securities where the Company may not Recover Substantially all of their Initial Investment
As described in Note 2 to the consolidated financial statements, interest income on certain mortgage-backed securities (MBS) where the Company may not recover substantially all of their initial investment is based on estimated future cash flows. Interest income subject to these cash flow assumptions makes up a portion of total interest income of $280 million for the year ended December 31, 2020. These estimated future cash flows are utilized at the time of purchase in determining the effective interest rate. Over the life of the investments, management updates these estimated future cash flows to compute a revised yield based on the current amortized cost of the investment, unless those changes are reflected in an allowance for credit losses. In situations where an allowance for credit losses is limited by the fair value of the investment, the yield is computed as the rate that equates expected future cash flows to the current fair value of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations.
The principal considerations for our determination that performing procedures relating to interest income recognition on certain MBS where the Company may not recover substantially all of their initial investment is a critical audit matter are the significant judgment by management to estimate the cash flows of these investments, which included significant assumptions related to the rate and timing of principal payments; this in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures to evaluate the audit evidence obtained related to the cash flow estimates and related effective interest yields, and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to interest income, including the updating of cash flows and related effective interest yields for these MBS where substantially all of their initial investment may not be recovered. These procedures also included, among others, (i) testing the calculation of the effective interest yield for MBS where substantially all of their initial investment may not be recovered and (ii) testing of the classification of the investments to be categorized as such upon acquisition. For a sample of MBS securities where substantially all of their initial investment may not be recovered, professionals with specialized skill and knowledge were used to assist in developing an independent range of effective interest yields and comparison of management’s estimated yield to the independently developed ranges to evaluate the reasonableness of the estimate. Developing the independent yield involved testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management’s cash flows estimates, including assumptions related to the rate and timing of principal payments.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 22, 2021
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2020	December 31, 2019
$ in thousands except share amounts
ASSETS
Mortgage-backed and credit risk transfer securities, at fair value (including pledged securities of $7,614,935 and $21,132,742, respectively; net of allowance for credit losses of $1,768 as of December 31, 2020)	8,172,182	21,771,786
Cash and cash equivalents	148,011	172,507
Restricted cash	244,573	116,995
Due from counterparties	1,078	32,568
Investment related receivable	15,840	67,976
Derivative assets, at fair value	10,004	18,533
Other assets (including pledged security of $44,654 as of December 31, 2019)	41,163	166,180
Total assets	8,632,851	22,346,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	7,228,699	17,532,303
Secured loans	—	1,650,000
Derivative liabilities, at fair value	6,344	352
Dividends payable	18,970	74,841
Investment related payable	274	99,561
Accrued interest payable	823	43,998
Collateral held payable	3,546	170
Accounts payable and accrued expenses	1,448	1,560
Due to affiliate	5,589	11,861
Total liabilities	7,265,693	19,414,646
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 203,222,108 and 144,256,357 shares issued and outstanding, respectively	2,032	1,443
Additional paid in capital	3,387,552	2,892,652
Accumulated other comprehensive income	58,605	288,963
Retained earnings (distributions in excess of earnings)	(2,644,355)	(814,483)
Total stockholders’ equity	1,367,158	2,931,899
Total liabilities and stockholders' equity	8,632,851	22,346,545
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
$ in thousands except share data
Interest income
Mortgage-backed and credit risk transfer securities	277,400	772,657	631,478
Commercial and other loans	2,766	5,710	11,538
Total interest income	280,166	778,367	643,016
Interest expense
Repurchase agreements	73,607	430,697	301,794
Secured loans	8,655	41,623	35,453
Exchangeable senior notes	—	—	1,621
Total interest expense	82,262	472,320	338,868
Net interest income	197,904	306,047	304,148
Other income (loss)
Gain (loss) on investments, net	(961,938)	624,466	(327,700)
(Increase) decrease in provision for credit losses	(1,768)	—	—
Equity in earnings of unconsolidated ventures	1,163	2,224	3,402
Gain (loss) on derivative instruments, net	(851,050)	(534,755)	(5,277)
Realized and unrealized credit derivative income (loss), net	(35,312)	8,343	(151)
Net gain (loss) on extinguishment of debt	14,742	—	(26)
Other investment income (loss), net	2,137	3,950	2,860
Total other income (loss)	(1,832,026)	104,228	(326,892)
Expenses
Management fee — related party	29,367	38,173	40,722
General and administrative	10,863	8,001	7,070
Total expenses	40,230	46,174	47,792
Net income (loss)	(1,674,352)	364,101	(70,536)
Net income attributable to non-controlling interest	—	—	254
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(1,674,352)	364,101	(70,790)
Dividends to preferred stockholders	44,426	44,426	44,426
Net income (loss) attributable to common stockholders	(1,718,778)	319,675	(115,216)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(9.89)	2.42	(1.03)
Diluted	(9.89)	2.42	(1.03)
Weighted average number of shares of common stock:
Basic	173,730,389	132,305,568	111,637,035
Diluted	173,730,389	132,317,853	111,637,035

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
$ in thousands
Net income (loss)	(1,674,352)	364,101	(70,536)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(223,416)	83,965	(210,424)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	13,940	9,072	193,162
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	1,768	—	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(23,794)	(23,729)	(25,839)
Currency translation adjustments on investment in unconsolidated venture	1,144	(1,158)	(447)
Total other comprehensive income (loss)	(230,358)	68,150	(43,548)
Comprehensive income (loss)	(1,904,710)	432,251	(114,084)
Less: Comprehensive (income) loss attributable to non-controlling interest	—	—	979
Less: Dividends to preferred stockholders	(44,426)	(44,426)	(44,426)
Comprehensive income (loss) attributable to common stockholders	(1,949,136)	387,825	(157,531)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

							Attributable to Common Stockholders
$ in thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Retained earnings (Distributions in excess of earnings)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,624,159	1,116	2,384,356	261,029	(579,334)	2,630,491	26,387	2,656,878
Net loss	—	—	—	—	—	—	—	—	—	—	(70,790)	(70,790)	254	(70,536)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(42,315)	—	(42,315)	(1,233)	(43,548)
Repurchase of shares of common stock	—	—	—	—	—	—	(75,100)	(1)	(1,143)	—	—	(1,144)	—	(1,144)
Stock awards	—	—	—	—	—	—	35,937	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(187,537)	(187,537)	—	(187,537)
Common unit dividends	—	—	—	—	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	561	—	—	561	9	570
Purchase of OP Units from non-controlling interest	—	—	—	—	—	—	—	—	(798)	2,100	—	1,302	(23,066)	(21,764)
Rebalancing of ownership percentage of non-controlling interest	—	—	—	—	—	—	—	—	556	(1)	—	555	(555)	—
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697	—	2,286,697
Net income	—	—	—	—	—	—	—	—	—	—	364,101	364,101	—	364,101
Other comprehensive income	—	—	—	—	—	—	—	—	—	68,150	—	68,150	—	68,150
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	32,640,260	328	508,598	—	—	508,926	—	508,926
Stock awards	—	—	—	—	—	—	31,101	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(252,071)	(252,071)	—	(252,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	522	—	—	522	—	522
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899	—	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342	—	342
Net loss	—	—	—	—	—	—	—	—	—	—	(1,674,352)	(1,674,352)	—	(1,674,352)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(230,358)	—	(230,358)	—	(230,358)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	42,549,740	425	420,312	—	—	420,737	—	420,737
Stock awards	—	—	—	—	—	—	77,500	1	—	—	—	1	—	1
Common stock dividends	—	—	—	—	—	—	16,338,511	163	74,071	—	(111,436)	(37,202)	—	(37,202)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)	—	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	517	—	—	517	—	517
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	203,222,108	2,032	3,387,552	58,605	(2,644,355)	1,367,158	—	1,367,158
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	(1,674,352)	364,101	(70,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	15,980	46,243	42,608
Realized and unrealized (gain) loss on derivative instruments, net	859,097	570,595	(14,738)
Realized and unrealized (gain) loss on credit derivatives, net	41,635	12,490	22,629
(Gain) loss on investments, net	961,938	(624,466)	327,700
Increase (decrease) in provision for credit losses	1,768	—	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	229	(490)	392
Other amortization	(23,276)	(23,207)	(25,184)
Net (gain) loss on extinguishment of debt	(14,742)	—	26
(Gain) loss on foreign currency transactions, net	—	—	1,038
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	51,645	(8,096)	(155)
Increase (decrease) in operating liabilities	(49,463)	6,189	20,484
Net cash provided by operating activities	170,459	343,359	304,264
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(13,613,447)	(9,244,391)	(6,217,723)
Distributions from (contributions to) investments in unconsolidated ventures, net	6,505	1,346	1,121
Change in other assets	40,846	10,327	(51,017)
Principal payments from mortgage-backed and credit risk transfer securities	892,592	2,189,327	1,986,930
Proceeds from sale of mortgage-backed and credit risk transfer securities	25,028,464	3,311,884	4,749,807
Payment on the sale of credit derivatives	(31,353)	—	—
Settlement (termination) of futures, forwards, swaps, and TBAs, net	(844,577)	(597,077)	(2,830)
Redemption of Federal Home Loan Bank of Indianapolis stock	74,250	—	—
Net change in due from counterparties and collateral held payable on derivative instruments	1,093	(3,174)	(3,994)
Principal payments from commercial loans held-for-investment	136	7,527	160,934
Origination and advances of commercial loans, net of origination fees	—	—	(1,677)
Net cash provided by (used in) investing activities	11,554,509	(4,324,231)	621,551
Cash Flows from Financing Activities
Proceeds from issuance of common stock	420,737	509,075	—
Repurchase of common stock	—	—	(1,144)
Principal repayments of secured loans	(1,650,000)	—	—
Proceeds from repurchase agreements	75,698,735	131,624,461	136,573,821
Principal repayments of repurchase agreements and related fees	(85,987,597)	(127,694,642)	(137,052,138)
Extinguishment of exchangeable senior notes	—	—	(143,433)
Net change in due from counterparties and collateral held payable on repurchase agreements	33,773	(32,557)	—
Payments of deferred costs	(35)	(346)	(167)
Purchase of Operating Partnership units from non-controlling interest	—	—	(21,764)
Payments of dividends and distributions	(137,499)	(271,234)	(234,374)
Net cash (used in) provided by financing activities	(11,621,886)	4,134,757	(879,199)
Net change in cash, cash equivalents and restricted cash	103,082	153,885	46,616
Cash, cash equivalents and restricted cash, beginning of period	289,502	135,617	89,001
Cash, cash equivalents and restricted cash, end of period	392,584	289,502	135,617
Supplement Disclosure of Cash Flow Information
Interest paid	149,230	489,661	344,422
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	(207,708)	93,037	(17,262)
Dividends and distributions declared not paid	18,970	74,841	49,578
Increase (decrease) in Agency CMBS purchase commitments	(99,557)	(32,530)	132,087
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	266	5,724	(2,999)
Change in foreign currency translation adjustment on other investments	(1,144)	1,158	447
Dividend paid in common stock	74,234	—	—
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company”, “we”) is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.
We have historically invested in:
•Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);
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
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);
•Residential and commercial mortgage loans; and
•Other real estate-related financing agreements.
We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the “Investment Company” definition under the Investment Company Act of 1940.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and our controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed and credit risk transfer securities and allowances for credit losses. Actual results may differ from those estimates.
Translation of Foreign Currencies
The functional currency of the Company and its subsidiaries is U.S. dollars. Transactions in foreign currencies are recorded at the rates of exchange prevailing on the date of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing at the balance sheet date. Gains and losses arising on revaluation are included in other investment income (loss), net on the consolidated statements of operations. During the year ended December 31, 2018 we incurred foreign currency losses of $930,000 primarily related to the revaluation of a commercial loan investment denominated in Pound Sterling. This commercial loan was repaid by the borrower during 2018.
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
The pricing service values interest rate swaps, U.S. Treasury futures (“futures”), currency forward contracts and to-be-announced securities (“TBAs”) under the market approach through the use of quoted prices available in an active market.
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
An independent pricing service values our commercial loan using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring mezzanine loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination.
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
Mortgage-Backed and Credit Risk Transfer Securities
We record our purchases of MBS and GSE CRTs on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Although we generally intend to hold most MBS and GSE CRTs until maturity, we may sell any of these securities prior to maturity as part of our overall management of our investment portfolio.
Approximately $8.1 billion (99%) of our MBS and GSE CRTs are accounted for under the fair value option as of December 31, 2020 (December 31, 2019: $17.4 billion or 80%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016, GSE CRTs purchased on or after August 24, 2015 and all RMBS interest-only securities.
We classify the remaining balance of our MBS and GSE CRTs as available-for-sale ($116.9 million or 1% as of December 31, 2020; $4.4 billion or 20% as of December 31, 2019). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
GSE CRTs purchased before August 24, 2015 were reported at fair value but are accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, were recognized in accumulated other comprehensive income until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported in stockholders’ equity was recognized in income. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative were recognized in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. We elect the fair value option for GSE CRTs purchased on or after August 24, 2015 due to the complexities associated with bifurcation of GSE CRTs into a debt host contract and an embedded derivative. Realized gains and losses from sales of GSE CRTs are determined based upon the specific identification method.
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
For non-Agency RMBS and non-Agency CMBS, we use a discounted cash flow method to estimate and recognize an allowance for credit losses. We calculate the allowance for credit losses as the difference between the investment's amortized cost basis and expected cash flows discounted at the effective interest rate used to recognize interest income on the investment. In developing an expectation of credit losses, we use internal models that analyze the loans underlying each investment and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. We place reliance on these internal models in determining credit quality.
We record an allowance for credit losses as a contra-asset on the consolidated balance sheets and a provision for credit losses in the consolidated statements of operations. Credit losses are accreted into earnings over time at the effective interest rate used to recognize interest income. Subsequent favorable or adverse changes in the amount of expected credit losses are recognized immediately in earnings. If the allowance for credit losses has been reduced to zero, we reflect the remaining favorable changes as a prospective adjustment to the effective interest rate of the investment. The allowance for credit losses is limited to the amount by which the investment’s amortized cost exceeds fair value. When the allowance for credit losses is limited, the effective interest rate used to recognize interest income and accrete credit losses is prospectively adjusted. We do not record an allowance for credit losses when an investment’s fair value exceeds its amortized cost. Recoveries of amounts previously written off relating to improvements in cash flows are recognized in earnings when received. We record provisions for credit losses, reductions in provisions for credit losses, accretion of credit losses, and recoveries of amounts previously written off within (increase) decrease in provision for credit losses in our consolidated statements of operations.

When we determine that we intend to sell, or more likely than not will be required to sell, an available-for-sale security in an unrealized loss position before we recover its amortized cost, we write off any allowance for credit losses and write down the investment’s amortized cost to its fair value. We record the write off of the allowance for credit losses and write down of the available-for-sale security within gain (loss) on investments, net in our consolidated statements of operations.
We present accrued interest receivable separately from our investment portfolio on our consolidated balance sheets. We do not estimate an allowance for credit losses on accrued interest receivable because we write off accrued interest receivable as a reduction to interest income if it is not received when due.
Commercial Loans Held-For-Investment
As of January 1, 2020, we report our one commercial loan at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements with changes in fair value reported within gain (loss) on investments, net in our consolidated statements of operations. Before January 1 2020, we carried commercial loans held-for-investment at amortized cost, net of any provision for loan losses.
Interest Income Recognition
Mortgage-Backed Securities
Interest income on MBS is accrued based on the outstanding principal or notional balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment, unless those changes are reflected in an allowance for credit losses. In situations where an allowance for credit losses is limited by the fair value of the investment, we compute the yield as the rate that equates expected future cash flows to the current fair value of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities, including write-offs of amortized cost when certain amounts are deemed uncollectible. For non-Agency RMBS not of high credit quality, when actual cash flows vary from expected cash flows, the difference is recorded as an adjustment to the amortized cost of the security, unless those changes are reflected in an allowance for credit losses, and the security's yield is revised prospectively.
For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Credit Risk Transfer Securities
Interest income on GSE CRTs purchased before August 24, 2015 was accrued based on the coupon rate of the debt host contract which reflected the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of GSE CRTs were amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the debt host contract was considered premium income associated with the embedded derivative and was recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. Interest income on GSE CRTs purchased on or after August 24, 2015 is based on estimated future cash flows.
Commercial and Other Loans
We recognize interest income from commercial and other loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related origination fees or costs on commercial and others loans for which we have elected the fair value option are recognized immediately in earnings. Before our decision to elect the fair value option for commercial and other loans, any related origination fees, net of origination cost were amortized into interest income using the effective interest method over the life of the loan. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2020, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
Restricted Cash
Restricted cash represents cash posted with counterparties as collateral for various derivative instruments. Cash posted with counterparties as collateral is not available for general corporate purposes.
As of December 31, 2019, restricted cash also included cash posted with the Federal Home Loan Bank of Indianapolis ("FHLBI"). During the year ended December 31, 2020, we fully repaid our outstanding secured loans from the FHLBI and terminated our membership.
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
Investment Related Receivable / Investment Related Payable
Investment related receivable consists of receivables for mortgage-backed and credit risk transfer securities that we have sold but have not settled with the buyer and accrued interest and principal paydowns on mortgage-backed and credit risk transfer securities. Accrued interest receivable was $15.6 million and $67.6 million as of December 31, 2020 and 2019, respectively. Investment related payable consists of liabilities for mortgage-backed and credit risk transfer securities that we have purchased but have not settled with the seller.
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
Secured Loans
Our wholly-owned subsidiary, IAS Services LLC, was a member of the FHLBI. As a member of the FHLBI, IAS Services LLC borrowed funds from the FHLBI in the form of secured advances. FHLBI advances were treated as secured financing transactions and carried at their contractual amounts. IAS Services LLC was dissolved in December 2020.

Dividends Payable
Dividends payable represent dividends declared at the balance sheet date which are payable to common stockholders and preferred stockholders.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of our common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as Operating Partnership Units (“OP Units”), exchangeable senior notes, and unvested restricted stock awards and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS purchased before September 1, 2016 and the debt host contract associated with GSE CRTs purchased before August 24, 2015; reclassification of unrealized losses on available-for-sale securities to (increase) decrease in provision for credit losses; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on our MBS purchased before September 1, 2016 and the debt host contract associated with GSE CRTs purchased before August 24, 2015 were reclassified into net income upon their sale.
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
Before 2014, we applied hedge accounting to our interest rate swap agreements. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As long as we expect the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) to still occur, the balance recorded in accumulated other comprehensive income (loss) (“AOCI”) from the interest rate swap activity through December 31, 2013 will remain in AOCI and be recognized in our consolidated statements of operations as interest expense over the remaining term of the interest rate swaps.
Prior to December 31, 2020, we were a party to hybrid financial instruments that contained embedded derivative instruments and for which we did not elect the fair value option. We assessed at inception whether the economic characteristics of the embedded derivative instruments were clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the debt host contract), whether the financial instrument was remeasured to fair value through earnings and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it was determined that (1) the embedded instrument possessed economic characteristics that were not clearly and closely related to the economic characteristics of the debt host contract, (2) the financial instrument was not remeasured to fair value through earnings and (3) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualified as an embedded derivative that was separated from the debt host contract. The embedded derivative was recorded at fair value, and changes in fair value were recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations.
We evaluate the terms and conditions of our holdings of futures contracts, currency forward contracts and TBAs to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
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
We have elected to treat two of our subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, TRSs may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. TRSs are subject to U.S. federal, state and local corporate income taxes. Our TRSs did not generate material taxable income for the years ended December 31, 2020, 2019 and 2018.
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
The new guidance specifically excludes available-for-sale securities measured at fair value through net income. We elected the fair value option for all MBS purchased on or after September 1, 2016 and GSE CRTs purchased on or after August 24, 2015. Accordingly, the impact of the new guidance on accounting for our debt securities is limited to those securities purchased before election of the fair value option and held on January 1, 2020. For further information on the composition of our investment portfolio, see Note 4 - "Mortgage Backed and Credit Risk Transfer Securities". During the year ended December 31, 2020, we recorded $94.1 million of impairment on non-Agency securities that we intended to sell or more likely than not would be required to sell before we recovered the amortized cost basis of the security. We recorded the impairment within gain (loss) on investments, net in our consolidated statements of operations. As of December 31, 2020, we have recorded a $1.8 million allowance for credit losses.

We had one commercial loan as of December 31, 2019 that was measured at amortized cost. We implemented the new guidance for this loan by electing the fair value option and recording a cumulative effect adjustment to increase retained earnings by $342,000 on January 1, 2020. During the year ended December 31, 2020, we recognized $1.2 million of unrealized losses on our commercial loan in our consolidated statement of operations.
Pending Accounting Pronouncements
In January 2021, the Financial Accounting Standards Board expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference London Interbank Overnight Financing Rate ("LIBOR") to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The guidance can be applied as of January 1, 2020. We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We are currently evaluating what impact the guidance will have on our consolidated financial statements.
Note 3 – Variable Interest Entities (“VIEs”)
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2020 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	109,583	109,583
Non-Agency RMBS	11,733	11,733
Investments in unconsolidated ventures	16,408	16,408
Total	137,724	137,724
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
The following tables summarize our MBS and GSE CRT portfolio by asset type at December 31, 2020 and 2019.

December 31, 2020
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	7,635,107	391,644	8,026,751	—	24,115	8,050,866	1.86%
Total Agency RMBS pass-through	7,635,107	391,644	8,026,751	—	24,115	8,050,866	1.86%
Agency-CMO (2)	19,634	(19,634)	—	—	—	—	—%
Non-Agency CMBS	112,549	(5,791)	106,758	(1,768)	4,593	109,583	9.40%
Non-Agency RMBS (3)(4)(5)	790,627	(779,660)	10,967	—	766	11,733	7.83%
Total	8,557,917	(413,441)	8,144,476	(1,768)	29,474	8,172,182	1.97%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2020 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligation (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 31.8% variable rate, 67.3% fixed rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage ("ARM") loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO”) which represent 98.8% of principal/notional balance, 49.3% of amortized cost and 41.5% of fair value.

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
(2)Agency-CMO includes Agency IO which represent 56.3% of principal/notional balance, 6.4% of amortized cost and 6.4% of fair value.
(3)Includes Agency CMBS purchase commitments with a fair value of approximately $96.2 million.
(4)Non-Agency CMBS includes interest-only securities which represent 13.1% of principal/notional balance, 0.3% of amortized cost and 0.3% of fair value.
(5)Non-Agency RMBS is 37.0% variable rate, 57.7% fixed rate and 5.3% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(6)Of the total discount in non-Agency RMBS, $120.2 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(7)Non-Agency RMBS includes non-Agency IO which represent 56.2% of principal/notional balance, 1.9% of amortized cost and 1.3% of fair value.
(8)GSE CRT weighted average yield excludes coupon interest associated with embedded derivatives not accounted for under the fair value option that is recorded as realized and unrealized credit derivative income (loss), net.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2020 and December 31, 2019. We have elected the fair value option for all of our RMBS interest-only securities, our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. As of December 31, 2020 and December 31, 2019, approximately 99% and 80%, respectively, of our MBS and GSE CRTs are accounted for under the fair value option. Our percentage of MBS and GSE CRTs accounted for under the fair value option increased as of December 31, 2020 due to a change in portfolio composition. During the first half of 2020, we sold MBS and GSE CRTs previously accounted for as available-for-sale securities to generate liquidity and reduce leverage given unprecedented market conditions as a result of the COVID-19 pandemic. We resumed investing in Agency RMBS in July 2020 and elected the fair value option for these securities.

	December 31, 2020			December 31, 2019
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
15 year fixed-rate	—	—	—	98,666	193,748	292,414
30 year fixed-rate	—	8,050,866	8,050,866	754,590	9,769,630	10,524,220
Hybrid ARM	—	—	—	31,522	25,371	56,893
Total Agency RMBS pass-through	—	8,050,866	8,050,866	884,778	9,988,749	10,873,527
Agency-CMO	—	—	—	146,733	280,779	427,512
Agency CMBS	—	—	—	—	4,767,930	4,767,930
Non-Agency CMBS	109,583	—	109,583	2,150,991	1,672,483	3,823,474
Non-Agency RMBS	7,267	4,466	11,733	715,479	240,192	955,671
GSE CRT	—	—	—	507,445	416,227	923,672
Total	116,850	8,055,332	8,172,182	4,405,426	17,366,360	21,771,786

The components of the carrying value of our MBS and GSE CRT portfolio at December 31, 2020 and 2019 are presented below.

	December 31, 2020			December 31, 2019
$ in thousands	MBS and GSE CRT Securities	Interest-Only Securities	Total	MBS and GSE CRT Securities	Interest-Only Securities	Total
Principal/notional balance	7,757,491	800,426	8,557,917	20,957,410	2,396,665	23,354,075
Unamortized premium	391,644	—	391,644	440,503	—	440,503
Unamortized discount	(10,067)	(795,018)	(805,085)	(419,983)	(2,342,319)	(2,762,302)
Allowance for credit losses	(1,768)	—	(1,768)	—	—	—
Gross unrealized gains (1)	34,539	103	34,642	807,324	4,782	812,106
Gross unrealized losses (1)	(4,527)	(641)	(5,168)	(66,064)	(6,532)	(72,596)
Fair value	8,167,312	4,870	8,172,182	21,719,190	52,596	21,771,786
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2020 and 2019 is provided below within this Note 4.
The following table summarizes our MBS and GSE CRT portfolio according to estimated weighted average life classifications as of December 31, 2020 and 2019.

$ in thousands	December 31, 2020	December 31, 2019
Less than one year	22,112	268,536
Greater than one year and less than five years	5,303,917	7,836,620
Greater than or equal to five years	2,846,153	13,666,630
Total	8,172,182	21,771,786
The following tables present the estimated fair value and gross unrealized losses of our MBS and GSE CRTs by length of time that such securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

December 31, 2020	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	1,496,279	(4,108)	20	—	—	—	1,496,279	(4,108)	20
Total Agency RMBS pass-through (1)	1,496,279	(4,108)	20	—	—	—	1,496,279	(4,108)	20
Non-Agency CMBS (2)	27,069	(419)	1	—	—	—	27,069	(419)	1
Non-Agency RMBS (3)	2,681	(438)	6	1,612	(203)	7	4,293	(641)	13
Total	1,526,029	(4,965)	27	1,612	(203)	7	1,527,641	(5,168)	34
(1)Fair value option has been elected for all Agency RMBS in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Fair value option has been elected for all non-Agency RMBS in an unrealized loss position.

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
(2)Includes Agency IO and Agency-CMO with fair value of $11.1 million and $25.8 million, respectively, for which the fair value option has been elected. These Agency IO and Agency-CMO securities have unrealized losses of $2.3 million and $134,000, respectively.
(3)Fair value option has been elected for all securities in an unrealized loss position.
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
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of December 31, 2020, we have recorded an allowance for credit losses of $1.8 million on non-Agency CMBS on our consolidated balance sheet. We recorded a $1.8 million provision for credit losses within (increase) decrease in provision for credit losses on our consolidated statement of operations during the year ended December 31, 2020. Additionally, we recorded impairments of $94.1 million on our consolidated statement of operations during the year ended December 31, 2020 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Year Ended December 31,
2020
Beginning allowance for credit losses	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	(1,768)
Ending allowance for credit losses	(1,768)
Before January 1, 2020, we assessed our investment securities for other-than-temporary impairment ("OTTI") on a quarterly basis. When the fair value of an investment was less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” This analysis included a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed included, but were not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.

The following table represents OTTI included in earnings for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2019	2018
RMBS interest-only securities	6,707	7,761
Non-Agency RMBS (1)	1,024	85
Total	7,731	7,846
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
The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
$ in thousands	2020	2019	2018
Gross realized gains on sale of investments	656,915	24,721	774
Gross realized losses on sale of investments	(1,020,696)	(16,682)	(218,910)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	(101,138)	—	—
Other-than-temporary impairment losses	—	(7,731)	(7,846)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(492,047)	624,158	(101,697)
Net unrealized gains (losses) on commercial loan and loan participation interest	(1,164)	—	—
Realized loss on loan participation interest	(3,808)	—	—
Net unrealized gains (losses) on trading securities	—	—	(21)
Total gain (loss) on investments, net	(961,938)	624,466	(327,700)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2020, 2019 and 2018. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option of $6.3 million, $20.8 million and $22.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, that is recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2020
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	161,845	(32,737)	129,108
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	76,068	14,721	90,789
Non-Agency RMBS	13,895	1,107	15,002
GSE CRT	10,232	(2,560)	7,672
Other	751	—	751
Total	298,613	(21,213)	277,400

For the Year ended December 31, 2019
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	488,650	(76,676)	411,974
Agency CMBS	88,462	(4,712)	83,750
Non-Agency CMBS	163,326	15,347	178,673
Non-Agency RMBS	52,857	13,164	66,021
GSE CRT	37,032	(7,842)	29,190
Other	3,049	—	3,049
Total	833,376	(60,719)	772,657

For the Year ended December 31, 2018
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	441,757	(80,750)	361,007
Agency CMBS	10,546	(591)	9,955
Non-Agency CMBS	151,562	6,682	158,244
Non-Agency RMBS	55,116	19,968	75,084
GSE CRT	29,142	(3,071)	26,071
Other	1,117	—	1,117
Total	689,240	(57,762)	631,478
Note 5 – Other Assets
The following table summarizes our other assets as of December 31, 2020 and 2019:

$ in thousands	December 31, 2020	December 31, 2019
FHLBI stock	—	74,250
Loan participation interest	—	44,654
Commercial loan, held-for-investment	23,098	24,055
Investments in unconsolidated ventures	16,408	21,998
Prepaid expenses and other assets	1,657	1,223
Total	41,163	166,180
IAS Services LLC, our wholly-owned captive insurance subsidiary, was required to purchase and hold FHLBI stock as a condition of membership in the FHLBI. During the year ended December 31, 2020, FHLBI fully redeemed our stock at cost in connection with the repayment of our secured loans. We terminated our FHLBI membership in the third quarter of 2020. IAS Services LLC was dissolved in December 2020.
We sold our participation interest in a secured loan collateralized by mortgage servicing rights for $21.6 million in April 2020. We recorded a realized loss of $3.8 million upon sale of the participation interest. The weighted average asset yield for the participation interest was 5.82% as of December 31, 2019.
We have an investment in a commercial loan that matures in February 2021. Refer to Note 16 – “Subsequent Events” for additional information on the contractual maturity of our commercial loan. The loan had a weighted average coupon rate of 8.65% as of December 31, 2020 (10.19% as of December 31, 2019 ). As discussed in Note 2 - “Summary of Significant Accounting Policies”, we elected the fair value option for this loan on January 1, 2020. We recorded unrealized losses of $1.2 million on this loan in our consolidated statement of operations during the year ended December 31, 2020 based on a discounted cash flow valuation prepared by an independent pricing service. We previously reported this loan on our consolidated balance sheet at amortized cost.

We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 15 - “Commitments and Contingencies” for additional details regarding our commitments to these unconsolidated ventures.
Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We fully repaid our secured loans during the year ended December 31, 2020. The following tables summarize certain characteristics of our borrowings at December 31, 2020 and 2019. Refer to Note 7 - “Collateral Positions” for collateral pledged and held under our repurchase agreements and secured loans.

	December 31, 2020
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	7,228,699	0.21%	14
Total Borrowings	7,228,699	0.21%	14

	December 31, 2019
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements:
Agency RMBS	9,666,964	1.95%	46
Agency CMBS	4,246,359	1.95%	43
Non-Agency CMBS	2,041,968	2.71%	14
Non-Agency RMBS	790,412	2.65%	16
GSE CRT	753,110	2.70%	13
Loan Participation Interest	33,490	3.22%	240
Total Repurchase Agreements	17,532,303	2.11%	39
Secured Loans	1,650,000	1.93%	1587
Total Borrowings	19,182,303	2.09%	172

Repurchase Agreements
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. We received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin calls and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. While certain of our repurchase agreement counterparties permitted our repurchase agreements to remain outstanding while we were not in compliance, other counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. As of May 7, 2020, we repaid all of our repurchase agreements that may have been in default. Gains and losses associated with the termination of these repurchase agreements are reported as a net gain (loss) on extinguishment of debt in our consolidated statement of operations.
We resumed financing the purchase of Agency RMBS with repurchase agreements in July 2020. These repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities of approximately one month. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2020.
Secured Loans
During the year ended December 31, 2020, IAS Services LLC, our former wholly-owned captive insurance subsidiary, fully repaid its outstanding secured loans from the FHLBI. In April 2020, the FHLBI modified the terms of our secured loans because we were not in compliance with all of the financial covenants of our secured loan agreements as of March 31, 2020.

The modified loan terms required repayment of our secured loans by December 2020 but allowed for prepayment at any time without penalty. These loans had a variable rate based on the FHLBI's short-term cost of funds. For the year ended December 31, 2020, weighted average borrowings under our secured loans were $587.1 million with a weighted average borrowing rate of 1.47%.
Exchangeable Senior Notes
During the year ended December 31, 2018, we retired $143.4 million of our Exchangeable Senior Notes for a repurchase price of $143.4 million and realized a net loss on extinguishment of debt of $26,000.
Note 7 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, secured loans, interest rate swaps, currency forward contracts, and TBAs as of December 31, 2020 and 2019. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. MBS and GSE CRT collateral pledged is included in mortgage-backed and credit risk transfer securities on our consolidated balance sheets. Loan participation interest collateral pledged was included in other assets on our consolidated balance sheets. Cash collateral pledged on secured loans, centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Agency CMBS purchase commitments that are recorded as mortgage-backed and credit risk transfer securities on our consolidated balance sheets cannot be pledged as collateral until these securities settle. We held approximately $96.2 million of these securities as of December 31, 2019. We did not have any Agency CMBS purchase commitments as of December 31, 2020.
Cash collateral held on repurchase agreements that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2020 and 2019, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2020	December 31, 2019
Repurchase Agreements:
Agency RMBS	7,614,935	10,187,555
Agency CMBS	—	4,446,384
Non-Agency CMBS	—	2,549,841
Non-Agency RMBS	—	943,176
GSE CRT	—	918,117
Loan participation interest	—	44,654
Cash	700	32,568
Total repurchase agreements collateral pledged	7,615,635	19,122,295
Secured Loans:
Agency RMBS	—	621,471
Non-Agency CMBS	—	1,276,418
Restricted cash	—	600
Total secured loans collateral pledged	—	1,898,489
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Agency RMBS	—	189,780
Cash	378	—
Restricted cash	244,573	116,395
Total interest rate swaps, currency forward contracts and TBAs collateral pledged	244,951	306,175
Total collateral pledged:
Mortgage-backed and credit risk transfer securities	7,614,935	21,132,742
Loan participation interest	—	44,654
Cash	1,078	32,568
Restricted cash	244,573	116,995
Total collateral pledged	7,860,586	21,326,959

Collateral Held	December 31, 2020	December 31, 2019
Repurchase Agreements:
Cash	1,916	10
Non-cash collateral	4,226	181
Total repurchase agreements collateral held	6,142	191
Interest Rate Swaps and TBAs:
Cash	1,630	160
Total interest rate swap and currency forward contracts collateral held	1,630	160

Total collateral held:
Cash	3,546	170
Non-cash collateral	4,226	181
Total collateral held	7,772	351

Repurchase Agreements
Collateral pledged with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value. We would be required to provide additional collateral to fund margin calls if the value of pledged assets declined. We intend to maintain a level of liquidity that will enable us to meet margin calls.
As of December 31, 2020, our repurchase agreement collateral ratio (MBS pledged as collateral/ amount outstanding) was 105%. As of December 31, 2019, our repurchase agreement collateral ratio (MBS, GSE CRTs and a loan participation interest pledged as collateral/ amount outstanding) was 109%.
Secured Loans
Collateral pledged with the FHLBI was held in trust for the benefit of the FHLBI and was not commingled with our other assets. The FHLBI retained the right to mark the underlying collateral for FHLBI advances to fair value as determined by the FHLBI in its sole discretion. We repaid the outstanding balance of our secured loans during the year ended December 31, 2020 and did not have any secured loans outstanding as of December 31, 2020.
Interest Rate Swaps
As of December 31, 2020 and 2019, all of our interest rate swaps are centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Our FCM agreements include cross default provisions.
TBAs and Currency Forward Contracts
Our TBAs and currency forward contracts provide for bilateral collateral pledging based on market value as determined by our counterparties. Collateral pledged with our TBA and currency forward counterparties is segregated in our books and records and can be in the form of cash or securities. Our counterparties have the right to repledge the collateral posted and have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the contracts changes.
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

    The following table summarizes changes in the notional amount of our derivative instruments during 2020:

$ in thousands	Notional Amount as of December 31, 2019	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2020
Interest Rate Swaps	14,000,000	101,025,000	(108,725,000)	6,300,000
Currency Forward Contracts	23,111	103,381	(93,408)	33,084
Credit Derivatives	464,966	—	(464,966)	—
TBA Purchase Contracts	—	8,800,000	(7,100,000)	1,700,000
TBA Sale Contracts	—	(5,600,000)	5,600,000	—
Total	14,488,077	104,328,381	(110,783,374)	8,033,084
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
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $23.8 million as a decrease (2019: $23.7 million as a decrease; 2018: $25.8 million as a decrease) to interest expense for the year ended December 31, 2020. During the next 12 months, we estimate that $22.0 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2020, $52.1 million (2019: $75.9 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income and will be reclassified to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of December 31, 2020 and 2019, we had interest rate swaps with the following maturities outstanding:

$ in thousands	As of December 31, 2020
Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2024	1,000,000	0.16%	0.15%	3.6
2025	1,250,000	0.23%	0.15%	4.6
Thereafter	4,050,000	0.53%	0.15%	8.1
Total	6,300,000	0.41%	0.15%	6.7

$ in thousands	As of December 31, 2019
Maturities	Notional Amount (2)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2020	1,900,000	1.67%	1.84%	0.6
2021	2,500,000	1.40%	1.77%	1.3
2022	800,000	1.53%	1.91%	2.9
2023	2,400,000	1.44%	1.72%	3.9
2024	900,000	1.49%	1.76%	4.8
Thereafter	5,500,000	1.44%	1.78%	9.5
Total	14,000,000	1.47%	1.79%	5.2
(1)Notional amount includes $6.3 billion of interest rate swaps that receive variable payments based on 1-month LIBOR as of December 31, 2020.
(2)Notional amount includes $10.7 billion of interest rate swaps that receive variable payments based on 1-month LIBOR and $3.3 billion of interest rate swaps that receive variable payments based on 3-month LIBOR as of December 31, 2019.

Futures and Currency Forward Contracts
We purchase or sell futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales of futures contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. We did not have any futures contracts outstanding as of December 31, 2020 and December 31, 2019.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. As of December 31, 2020, we had $33.1 million (December 31, 2019: $23.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
Credit Derivatives
Our GSE CRTs purchased before August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. We did not hold any GSE CRTs that were accounted for as hybrid financial instruments as of December 31, 2020. As of December 31, 2019, terms of the GSE CRT embedded derivatives were:

$ in thousands	December 31, 2019
Fair value amount	10,281
Notional amount	464,966
Maximum potential amount of future undiscounted payments	464,966
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2020. We did not hold any such instruments as of December 31, 2019.

$ in thousands	As of December 31, 2020
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	1,700,000	1,772,211	1,782,104	9,893
Net TBA derivatives	1,700,000	1,772,211	1,782,104	9,893
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2020 and 2019.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2020	As of December 31, 2019		As of December 31, 2020	As of December 31, 2019
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	18,533	Interest Rate Swaps Liability	5,537	—
Currency Forward Contracts	111	—	Currency Forward Contracts	807	352
TBAs	9,893	—	TBAs	—	—
Total Derivative Assets	10,004	18,533	Total Derivative Liabilities	6,344	352

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(31,354)	6,323	(10,281)	(35,312)

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	20,833	(12,490)	8,343

$ in thousands	Year Ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	—	22,478	(22,629)	(151)
The following tables summarize the effect of interest rate swaps, futures contracts, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Future Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)

$ in thousands	Year ended December 31, 2018
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	81,417	(20,015)	24,358	85,760
Future Contracts	(86,318)	—	(7,836)	(94,154)
Currency Forward Contracts	2,088	—	1,046	3,134
TBAs	(17)	—	—	(17)
Total	(2,830)	(20,015)	17,568	(5,277)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2020 and December 31, 2019. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $5.5 million at December 31, 2020 (December 31, 2019: asset of $18.5 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

As of December 31, 2020

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	10,004	—	10,004	(111)	(1,630)	8,263
Total Assets	10,004	—	10,004	(111)	(1,630)	8,263

Liabilities
Derivatives (1) (2)	(807)	—	(807)	111	610	(86)
Repurchase Agreements (3)	(7,228,699)	—	(7,228,699)	7,228,699	—	—
Total Liabilities	(7,229,506)	—	(7,229,506)	7,228,810	610	(86)
As of December 31, 2019

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1) (2)	(352)	—	(352)	—	320	(32)
Repurchase Agreements (3)	(17,532,303)	—	(17,532,303)	17,532,303	—	—
Secured Loans (4)	(1,650,000)	—	(1,650,000)	1,650,000	—	—
Total Liabilities	(19,182,655)	—	(19,182,655)	19,182,303	320	(32)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)The fair value of securities pledged as initial margin against our centrally cleared swaps was $189.8 million as of December 31, 2019. Cash collateral pledged by us on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $245.0 million and $116.4 million at December 31, 2020 and December 31, 2019, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $1.6 million and $160,000 as of December 31, 2020 and December 31, 2019, respectively.
(3)The fair value of securities pledged against our borrowing under repurchase agreements was $7.6 billion and $19.1 billion at December 31, 2020 and December 31, 2019, respectively. We pledged cash collateral of $700,000 and $32.6 million under repurchase agreements as of December 31, 2020 and December 31, 2019, respectively. We held cash collateral of $1.9 million and $10,000 under repurchase agreements as of December 31, 2020 and December 31, 2019, respectively.
(4)The fair value of securities pledged against borrowings under our secured loans was $1.9 billion at December 31, 2019. We pledged cash collateral against secured loans of $600,000 as of December 31, 2019.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)	—	8,172,182	—	—	8,172,182
Derivative assets	—	10,004	—	—	10,004
Other assets (4)	—	—	23,098	16,408	39,506
Total assets	—	8,182,186	23,098	16,408	8,221,692
Liabilities:
Derivative liabilities	—	6,344	—	—	6,344
Total liabilities	—	6,344	—	—	6,344

	December 31, 2019
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed and credit risk transfer securities (1)(2)	—	21,761,505	10,281	—	21,771,786
Derivative assets	—	18,533	—	—	18,533
Other assets(4)	—	—	44,654	21,998	66,652
Total assets	—	21,780,038	54,935	21,998	21,856,971
Liabilities:
Derivative liabilities	—	352	—	—	352
Total liabilities	—	352	—	—	352

(1)For more detail about the fair value of our MBS and GSE CRTs, refer to Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities.”
(2)Our GSE CRTs purchased before August 24, 2015 were accounted for as hybrid financial instruments with an embedded derivative. The hybrid financial instruments consisted of debt host contracts classified as Level 2 and embedded derivatives classified as Level 3. We did not hold any GSE CRTs accounted for as hybrid financial instruments as of December 31, 2020. As of December 31, 2019, the net embedded derivative asset position of $10.3 million includes $19.5 million of embedded derivatives in an asset position and $9.2 million of embedded derivatives in a liability position.
(3)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2020 and December 31, 2019, the weighted average remaining term of our investments in unconsolidated ventures is 1.5 years and 2.2 years, respectively.
(4)Includes $44.7 million of a loan participation interest as of December 31, 2019 and $23.1 million of a commercial loan as of December 31, 2020. We elected the fair value option for our commercial loan as of January 1, 2020 and valued the loan based on a third party appraisal as of December 31, 2020. We sold our loan participation interest on April 1, 2020.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2020	December 31, 2019
Beginning balance	10,281	22,771
Sales and settlements	31,354	—
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	(31,354)	—
Unrealized credit derivative gains (losses), net (1)	(10,281)	(12,490)
Ending balance	—	10,281
(1)Included in realized and unrealized credit derivative income (loss), net in the consolidated statements of operations is $12.5 million in net unrealized losses attributable to assets still held as of December 31, 2019, respectively.
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

	Year Ended
$ in thousands	December 31, 2020	December 31, 2019
Beginning balance	44,654	54,981
Purchases/Advances	—	7,962
Repayments	(19,269)	(18,289)
Sales	(21,577)	—
Total net gains and losses included in net income:
Realized losses	(3,808)	—
Ending balance	—	44,654
Realized losses on our loan participation interest are included in gain (loss) on investments, net in our consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan and ending balance at fair value, which we have valued utilizing Level 3 inputs:

Year Ended
$ in thousands	December 31, 2020
Beginning balance	24,055
Cumulative effect of adoption of new accounting principle	342
Repayments	(136)
Total net unrealized losses included in net income:
Unrealized losses	(1,163)
Ending balance	23,098
Unrealized losses on our commercial loan are included in gain (loss) on investments, net in our consolidated statements of operations.
The following tables summarize significant unobservable inputs used in the fair value measurement of our GSE CRT embedded derivatives:

	Fair Value at
$ in thousands	December 31, 2019	Valuation Technique	Unobservable Input	Range	Weighted Average
GSE CRT Embedded Derivatives	10,281	Market Comparables, Vendor Pricing	Weighted average life	1.1 - 4.2 years	2.9 years

These significant unobservable inputs change according to market conditions and security performance. We estimate the weighted average life of GSE CRTs to identify GSE corporate debt with a similar maturity. We obtain our weighted average life estimates from a third party provider. Although weighted average life is a significant input, changes in weighted average life may not have an explicit directional impact on the fair value measurement.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2020	Technique	Input	Rate
Commercial Loan	23,098	Discounted Cash Flow	Discount rate	29.9%
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Commercial loan, held-for-investment (1)	N/A	N/A	24,055	24,397
FHLBI stock	—	—	74,250	74,250
Total	—	—	98,305	98,647
Financial Liabilities:
Repurchase agreements	7,228,699	7,228,719	17,532,303	17,534,344
Secured loans	—	—	1,650,000	1,650,000
Total	7,228,699	7,228,719	19,182,303	19,184,344
(1)The carrying value and estimated fair value of our commercial loan as of December 31, 2020 are not applicable for disclosure in this table because we elected the fair value option for our commercial loan on January 1, 2020.
The following describes our methods for estimating the fair value for financial instruments not carried at fair value on the consolidated balance sheets.
•The estimated fair value of our commercial loan held-for-investment, included in “Other assets” on our consolidated balance sheets as of December 31, 2019, is a Level 3 fair value measurement. The fair value was determined by an independent pricing service using a discounted cash flow analysis.
•The estimated fair value of FHLBI stock, included in “Other assets” on our consolidated balance sheets as of December 31, 2019, is a Level 3 fair value measurement. The cost of the FHLBI stock approximated its fair value because it could only be sold back to the FHLBI at its discretion at par. FHLBI redeemed our stock at cost in connection with the repayment of our secured loans. We terminated our membership in FHLBI in the third quarter of 2020.
•The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
•The estimated fair value of secured loans is a Level 3 fair value measurement. As of December 31, 2019, the secured loans had floating rates based on an index plus a spread and the spread was typically consistent with those demanded in the market. Accordingly, the interest rates on these secured loans were at market, and thus the carrying amount approximated fair value. We fully repaid our secured loans during the year ended December 31, 2020.

Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2020, we reimbursed our Manager $968,000 (2019: $888,000; 2018: $779,000) for costs of support personnel.
We have invested $1.9 million as of December 31, 2020 (2019: $154.0 million) in money market or mutual funds managed by affiliates of our Manager. The investments are reported as cash and cash equivalents on our consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased.
During the year ended December 31, 2020, we sold non-Agency CMBS to affiliates of our Manager for cash proceeds of $40.0 million and recognized a realized gain of $4.1 million.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,
$ in thousands	2020	2019	2018
Incurred costs, prepaid or expensed	10,845	7,343	6,483
Incurred costs, charged against equity as a cost of raising capital	239	950	230
Total incurred costs, originally paid by our Manager	11,084	8,293	6,713
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

As of July 2017, we have the option to redeem shares of our Series A Preferred Stock for $25.00 per share, plus any accumulated and unpaid dividends through the date of redemption. We have the option to redeem shares of our Series B Preferred Stock after December 27, 2024 and shares of our Series C Preferred Stock after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company before those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
As of December 31, 2020, we may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under the equity distribution agreement.
Common Stock
As of December 31, 2020, we may sell up to 37,610,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2020, we sold 21,849,740 shares (2019: 2,540,260 shares) of common stock under our equity distribution agreements for proceeds of $73.7 million (2019: $40.1 million) net of approximately $1.2 million (2019: $846,000) in commissions and fees.
Share Repurchase Program
During the year ended December 31, 2020 and December 31, 2019, we did not repurchase any shares of our common stock. During the year ended December 31, 2018, we repurchased 75,100 shares of our common stock as described in Note 14 “Note 14 - Non-Controlling Interest - Operating Partnership”. As of December 31, 2020, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2020 and December 31, 2019, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(223,416)	—	(223,416)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	13,940	—	13,940
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses		1,768		1,768
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(23,794)	(23,794)
Currency translation adjustments on investment in unconsolidated venture	1,144	—	—	1,144
Total other comprehensive income (loss), net	1,144	(207,708)	(23,794)	(230,358)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income/(loss), net	1,144	(207,708)	(23,794)	(230,358)
AOCI balance at end of period	499	5,993	52,113	58,605

	December 31, 2019
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss), net:
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	83,965	—	83,965
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	9,072	—	9,072
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(23,729)	(23,729)
Currency translation adjustments on investment in unconsolidated venture	(1,158)	—	—	(1,158)
Total other comprehensive income (loss), net	(1,158)	93,037	(23,729)	68,150

AOCI balance at beginning of period	513	120,664	99,636	220,813
Total other comprehensive income/(loss), net	(1,158)	93,037	(23,729)	68,150
AOCI balance at end of period	(645)	213,701	75,907	288,963
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
We declared the following dividends during 2020 and 2019:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
November 5, 2020	0.4844	2,713	January 25, 2021
September 10, 2020	0.4844	2,713	October 26, 2020
June 17, 2020	0.4844	2,712	July 27, 2020
March 17, 2020	0.4844	2,713	May 22, 2020
2019
December 16, 2019	0.4844	2,712	January 27, 2020
September 16, 2019	0.4844	2,713	October 25, 2019
June 17, 2019	0.4844	2,712	July 25, 2019
March 18, 2019	0.4844	2,713	April 25, 2019

	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
November 5, 2020	0.4844	3,003	December 28, 2020
August 5, 2020	0.4844	3,003	September 28, 2020
May 9, 2020	0.4844	3,004	June 29, 2020
February 18, 2020	0.4844	3,003	May 22, 2020
2019
November 5, 2019	0.4844	3,003	December 27, 2019
August 1, 2019	0.4844	3,003	September 27, 2019
May 3, 2019	0.4844	3,004	June 27, 2019
February 14, 2019	0.4844	3,003	March 27, 2019

	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2020
November 5, 2020	0.46875	5,391	December 28, 2020
August 5, 2020	0.46875	5,391	September 28, 2020
May 9, 2020	0.46875	5,390	June 29, 2020
February 18, 2020	0.46875	5,391	May 22, 2020
2019
November 5, 2019	0.46875	5,391	December 27, 2019
August 1, 2019	0.46875	5,391	September 27, 2019
May 3, 2019	0.46875	5,390	June 27, 2019
February 14, 2019	0.46875	5,391	March 27, 2019

Common Stock	Dividends Declared
	Per Share	In Aggregate	Date of Payment
2020
December 28, 2020	0.08	16,258	January 26, 2021
September 30, 2020	0.05	9,070	October 27, 2020
June 17, 2020	0.02	3,626	July 28, 2020
March 17, 2020	0.50	82,483	June 30, 2020
2019
December 16, 2019	0.50	72,132	January 28, 2020
September 16, 2019	0.45	64,261	October 28, 2019
June 17, 2019	0.45	57,958	July 26, 2019
March 18, 2019	0.45	57,720	April 26, 2019
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

The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2020 and 2019.

		Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared	Ordinary Dividends	Return of Capital	Capital Gain Distribution	Carry Forward
Series A Preferred Stock Dividends
Fiscal tax year 2020 (1)	1.937600	—	1.937600	—	—
Fiscal tax year 2019 (2)	1.937600	—	1.937600	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2020	1.937600	—	1.937600	—	—
Fiscal tax year 2019	1.937600	—	1.937600	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2020	1.875000	—	1.875000	—	—
Fiscal tax year 2019	1.875000	—	1.875000	—	—

Common Stock Dividends
Fiscal tax year 2020 (3)	0.650000	—	0.570000	—	0.080000
Fiscal tax year 2019 (4)	1.850000	—	1.350000	—	0.500000
(1)Excludes preferred stock dividend of $0.4844 per share declared on November 5, 2020 that has a record date of January 1, 2021. This dividend is a 2021 dividend for federal income tax purposes.
(2)Excludes preferred stock dividend of $0.4844 per share declared on December 16, 2019 that had a record date of January 1, 2020. This dividend is a 2020 dividend for federal income tax purposes.
(3)Our fourth quarter dividend declared on December 28, 2020 that has a record date of January 12, 2021 was paid on January 26, 2021. This dividend is a 2021 dividend for federal income tax purposes.
(4)Our fourth quarter dividend declared on December 16, 2019 that had a record date of December 27, 2019 was paid on January 28, 2020. This dividend is a 2020 dividend for federal income tax purposes and is characterized as a return of capital.

Note 13 – Earnings per Common Share
Earnings per share for the years ended December 31, 2020, 2019 and 2018 is computed as follows:

In thousands except per share amounts	Years Ended December 31,
	2020	2019	2018
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(1,718,778)	319,675	(115,216)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	173,730	132,306	111,637
Effect of dilutive securities:
Restricted stock awards	—	12	—
Dilutive Shares	173,730	132,318	111,637
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(9.89)	2.42	(1.03)
Diluted	(9.89)	2.42	(1.03)

The following potential weighted average shares were excluded from diluted earnings per share as the effect would be anti-dilutive. For the year ended December 31, 2020: 11,017 for restricted stock awards. For the year ended December 31, 2018: 14,404 for restricted stock awards, 1,184,373 for the exchangeable senior notes and 1,300,068 for non-controlling interest.
Note 14 – Non-controlling Interest – Operating Partnership
Through November 30, 2018, non-controlling interest represented an approximately 1.3% aggregate ownership interest of a wholly-owned Invesco subsidiary in our Operating Partnership. The ownership percentage was determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares of common stock. The issuance or repurchase of common stock (“Share” or “Shares”) or OP Units changed the percentage ownership of both the Unit Holders and the common stockholders. Since an OP Unit was generally redeemable for cash or Shares at our option, it was deemed to be a Share equivalent. Therefore, such transactions were treated as capital transactions and resulted in a reallocation between stockholders’ equity and non-controlling interest in our consolidated balance sheets.
On November 30, 2018, we redeemed all of the OP Units held by the non-controlling interest holder for $21.8 million. We also repurchased 75,100 shares of common stock owned by Invesco for $1.1 million. The redemption price for the OP Units and common stock was equal to the market value of an equivalent number of shares of our registered common stock. We accounted for the redemption of the OP Units as an equity transaction and reallocated the components of accumulated other comprehensive income to us. No gain or loss was recognized on the transaction.
The following table summarizes the effect of changes in our ownership interest in our Operating Partnership on our equity.

Year ended December 31,
$ in thousands	2018
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(70,790)
Transfers from non-controlling interest:
Decrease in additional paid-in capital due to purchase of OP Units	(798)
Net transfers from non-controlling interest	(798)
Change from net income (loss) attributable to Invesco Mortgage Capital Inc. common stockholders and transfers (to) from non-controlling interest	(71,588)

Before redemption of the OP Units, income was allocated to the non-controlling interest based on the Unit Holders’ ownership percentage of the Operating Partnership. The following table presents the net income (loss) allocated and distributions paid to the Operating Partnership non-controlling interest for the year ended December 31, 2018.

Years ended December 31,
$ in thousands	2018
Net income (loss) allocated	254
Distributions paid	2,394
Note 15 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments and contingencies as of December 31, 2020 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of December 31, 2020, our undrawn capital and purchase commitments were $6.8 million.
Note 16 – Subsequent Events
Common Stock
On February 4, 2021, we completed a public offering of 27,600,000 shares of common stock at the price of $3.75 per share. Total net proceeds were approximately $103.1 million after deducting estimated offering costs.
Dividends
We declared the following dividends on February 19, 2021: a Series A Preferred Stock dividend of $0.4844 per share payable on April 26, 2021 to our stockholders of record as of April 1, 2021, a Series B Preferred Stock dividend of $0.4844 per share payable on March 29, 2021 to our stockholders of record as of March 5, 2021, and a Series C Preferred Stock dividend of $0.46875 per share payable on March 29, 2021 to our stockholders of record on March 5, 2021.
Commercial Loan Modification
In February 2021, we received a request to modify the terms of our commercial loan and extend the contractual maturity of the commercial loan to February 2022. We are currently negotiating the terms of the modification and expect to extend the term of the loan to February 28, 2022.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2020

$ in thousands
Asset Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan	Hotel	TX	L + 8.5%	2/28/2021	I	—	23,919	23,098		—
							23,919	23,098	(2)	—

(1) Interest (“I”) only until stated maturity of the loan.
(2) The aggregate cost for federal income tax purposes is $23.9 million.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2020	2019		2018
Beginning balance							24,055	31,582		191,808
Additions:
Originations and purchases of new loans							—	—		1,677
Amortization of commercial loan origination fees and premium (discount)							—	—		91
Deductions:
Collection of principal							136	7,527		160,934
Unrealized loss, net							821	—		—
Loss on foreign currency revaluation							—	—		1,060
Ending balance							23,098	24,055		31,582

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures (1)	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 22, 2021
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 22, 2021
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 22, 2021
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 22, 2021
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 22, 2021
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 22, 2021
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 22, 2021
James R. Lientz, Jr.

By:	/s/ Dennis P. Lockhart	Director	February 22, 2021
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 22, 2021
Gregory G. McGreevey

By:	/s/ Loren M. Starr	Director	February 22, 2021
Loren M. Starr
(1) Beth A. Zayicek was appointed to the Board of Directors on February 19, 2021 and accordingly did not sign this Report.

