Form 10-Q
period 2021-03-31
Invesco Mortgage Capital Inc.
filed 2021-05-05
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2021, there were 246,397,710 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2021	December 31, 2020
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $8,641,007 and $7,614,935, respectively; net of allowance for credit losses of $830 and $1,768, respectively)	9,099,742	8,172,182
Cash and cash equivalents	198,357	148,011
Restricted cash	380,678	244,573
Due from counterparties	11,440	1,078
Investment related receivable	18,536	15,840
Derivative assets, at fair value	17,193	10,004
Other assets	36,890	41,163
Total assets	9,762,836	8,632,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	8,240,887	7,228,699
Derivative liabilities, at fair value	4,273	6,344
Dividends payable	24,888	18,970
Investment related payable	1,454	274
Accrued interest payable	547	823
Collateral held payable	1,337	3,546
Accounts payable and accrued expenses	1,967	1,448
Due to affiliate	5,551	5,589
Total liabilities	8,280,904	7,265,693
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: 5,600,000 shares issued and outstanding ($140,000 aggregate liquidation preference)	135,356	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 246,397,710 and 203,222,108 shares issued and outstanding, respectively	2,464	2,032
Additional paid in capital	3,548,230	3,387,552
Accumulated other comprehensive income	54,827	58,605
Retained earnings (distributions in excess of earnings)	(2,686,913)	(2,644,355)
Total stockholders’ equity	1,481,932	1,367,158
Total liabilities and stockholders' equity	9,762,836	8,632,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share amounts	2021	2020
Interest income
Mortgage-backed and credit risk transfer securities	39,434	185,536
Commercial and other loans	576	1,163
Total interest income	40,010	186,699
Interest expense
Repurchase agreements (1)	(1,660)	79,042
Secured loans	—	6,646
Total interest expense	(1,660)	85,688
Net interest income	41,670	101,011
Other income (loss)
Gain (loss) on investments, net	(331,857)	(755,483)
(Increase) decrease in provision for credit losses	938	—
Equity in earnings (losses) of unconsolidated ventures	(94)	170
Gain (loss) on derivative instruments, net	286,961	(910,779)
Realized and unrealized credit derivative income (loss), net	—	(33,052)
Net gain (loss) on extinguishment of debt	—	(4,806)
Other investment income (loss), net	(16)	803
Total other income (loss)	(44,068)	(1,703,147)
Expenses
Management fee – related party	4,884	10,953
General and administrative	1,993	3,103
Total expenses	6,877	14,056
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(9,275)	(1,616,192)
Dividends to preferred stockholders	11,107	11,107
Net income (loss) attributable to common stockholders	(20,382)	(1,627,299)
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.09)	(10.38)
Diluted	(0.09)	(10.38)
(1)Negative interest expense on repurchase agreements for the three months ended March 31, 2021 consists of $3.7 million of current period interest expense on repurchase agreements and $5.4 million of amortization of net deferred gains on de-designated interest rate swaps. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2021	2020
Net income (loss)	(9,275)	(1,616,192)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	981	(186,605)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	36,957
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(5,368)	(10,067)
Currency translation adjustments on investment in unconsolidated venture	609	480
Total other comprehensive loss	(3,778)	(159,235)
Comprehensive income (loss)	(13,053)	(1,775,427)
Less: Dividends to preferred stockholders	(11,107)	(11,107)
Comprehensive income (loss) attributable to common stockholders	(24,160)	(1,786,534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021 and 2020
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	203,222,108	2,032	3,387,552	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,275)	(9,275)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	43,150,000	432	160,549	—	—	160,981
Stock awards	—	—	—	—	—	—	25,602	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(22,176)	(22,176)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at March 31, 2021	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	246,397,710	2,464	3,548,230	54,827	(2,686,913)	1,481,932

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,616,192)	(1,616,192)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(159,235)	—	(159,235)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	20,700,000	207	346,819	—	—	347,026
Stock awards	—	—	—	—	—	—	10,000	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(82,483)	(82,483)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	131	—	—	131
Balance at March 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	164,966,357	1,650	3,239,602	129,728	(2,523,923)	1,410,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2021	2020
Cash Flows from Operating Activities
Net income (loss)	(9,275)	(1,616,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	11,625	10,658
Realized and unrealized (gain) loss on derivative instruments, net	(291,510)	922,703
Realized and unrealized (gain) loss on credit derivatives, net	—	37,770
(Gain) loss on investments, net	331,857	755,483
Decrease in provision for credit losses	(938)	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	18	222
Other amortization	(5,239)	(9,936)
Net loss on extinguishment of debt	—	4,806
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,990)	37,955
Decrease in operating liabilities	(43)	(33,431)
Net cash provided by operating activities	34,505	110,038
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(7,012,452)	(4,444,744)
Distributions from investments in unconsolidated ventures, net	1,233	1,168
Change in other assets	—	19,269
Principal payments from mortgage-backed and credit risk transfer securities	200,590	636,498
Proceeds from sale of mortgage-backed and credit risk transfer securities	5,545,566	16,238,252
Proceeds from sale of credit derivatives	—	2,283
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	282,250	(904,220)
Net change in due from counterparties and collateral held payable on derivative instruments	(3,438)	4,849
Principal payments from commercial loans held-for-investment	—	136
Net cash provided by (used in) investing activities	(986,251)	11,553,491
Cash Flows from Financing Activities
Proceeds from issuance of common stock	161,413	347,299
Principal repayments of secured loans	—	(300,000)
Proceeds from repurchase agreements	28,514,983	44,017,958
Principal repayments of repurchase agreements and related fees	(27,502,795)	(55,266,696)
Net change in due from counterparties and collateral held payable on repurchase agreements	(7,953)	(311,732)
Payments of deferred offering costs	(86)	(40)
Payments of dividends	(27,365)	(74,841)
Net cash provided by (used in) financing activities	1,138,197	(11,588,052)
Net change in cash, cash equivalents and restricted cash	186,451	75,477
Cash, cash equivalents and restricted cash, beginning of period	392,584	289,502
Cash, cash equivalents and restricted cash, end of period	579,035	364,979
Supplement Disclosure of Cash Flow Information
Interest paid	3,985	131,074
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	981	(149,648)
Dividends declared not paid	24,888	93,590
Increase in Agency CMBS purchase commitments	—	410,654
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	(271)	(760,217)
Offering costs not paid	(334)	(273)
Net change in repurchase agreements, not settled	—	(625)
Change in foreign currency translation adjustment on other investments	(609)	(480)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the "Company" or "we") is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities ("MBS") and other mortgage-related assets.
We currently invest in:
•Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae"), or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");
•Commercial mortgage-backed securities ("CMBS") that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");
•Commercial mortgage loans; and
•Other real estate-related financing agreements.
We have also historically invested in:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively "Agency CMBS");
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT"); and
•Residential mortgage loans.
We conduct our business through IAS Operating Partnership L.P. (the "Operating Partnership") and have one operating segment. We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. ("Invesco"), a leading independent global investment management firm.
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the "Investment Company" definition under the Investment Company Act of 1940, as amended (the "1940 Act").
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and consolidate the financial statements of the Company and our controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed and credit risk transfer securities and allowances for credit losses. Actual results may differ from those estimates.

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Pronouncements Recently Issued
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
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2021 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	91,250	91,250
Non-Agency RMBS	10,574	10,574
Investments in unconsolidated ventures	15,766	15,766
Total	117,590	117,590
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
The following tables summarize our MBS portfolio by asset type as of March 31, 2021 and December 31, 2020.

March 31, 2021
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	8,832,549	352,768	9,185,317	—	(187,399)	8,997,918	1.88%
Total Agency RMBS pass-through	8,832,549	352,768	9,185,317	—	(187,399)	8,997,918	1.88%
Agency-CMO (2)	18,536	(18,536)	—	—	—	—	—%
Non-Agency CMBS	91,427	(4,914)	86,513	(830)	5,567	91,250	8.60%
Non-Agency RMBS (3)(4)(5)	637,509	(627,312)	10,197	—	377	10,574	6.21%
Total	9,580,021	(297,994)	9,282,027	(830)	(181,455)	9,099,742	1.95%

(1)Period-end weighted average yield is based on amortized cost as of March 31, 2021 and incorporates future prepayment and loss assumptions.
(2)Agency collateralized mortgage obligation ("Agency-CMO") are interest-only securities ("Agency IO").
(3)Non-Agency RMBS is 65.3% fixed rate, 33.7% variable rate, and 1.0% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage ("ARM") loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 98.5% of principal/notional balance, 48.3% of amortized cost and 37.7% of fair value.

December 31, 2020
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	7,635,107	391,644	8,026,751	—	24,115	8,050,866	1.86%
Total Agency RMBS pass-through	7,635,107	391,644	8,026,751	—	24,115	8,050,866	1.86%
Agency-CMO (2)	19,634	(19,634)	—	—	—	—	—%
Non-Agency CMBS	112,549	(5,791)	106,758	(1,768)	4,593	109,583	9.40%
Non-Agency RMBS (3)(4)(5)	790,627	(779,660)	10,967	—	766	11,733	7.83%
Total	8,557,917	(413,441)	8,144,476	(1,768)	29,474	8,172,182	1.97%

(1)Period-end weighted average yield is based on amortized cost as of December 31, 2020 and incorporates future prepayment and loss assumptions.
(2)All Agency-CMO are Agency IO.
(3)Non-Agency RMBS is 67.3% fixed rate, 31.8% variable rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes non-Agency IO which represent 98.8% of principal/notional balance, 49.3% of amortized cost and 41.5% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2021 and December 31, 2020. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of March 31, 2021 and December 31, 2020, approximately 99% of our MBS are accounted for under the fair value option.

	March 31, 2021			December 31, 2020
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate	—	8,997,918	8,997,918	—	8,050,866	8,050,866
Total RMBS Agency pass-through	—	8,997,918	8,997,918	—	8,050,866	8,050,866
Non-Agency CMBS	91,250	—	91,250	109,583	—	109,583
Non-Agency RMBS	6,943	3,631	10,574	7,267	4,466	11,733
Total	98,193	9,001,549	9,099,742	116,850	8,055,332	8,172,182
The components of the carrying value of our MBS portfolio at March 31, 2021 and December 31, 2020 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $17.5 million at March 31, 2021 (December 31, 2020: $15.4 million).

	March 31, 2021
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	8,933,501	646,520	9,580,021
Unamortized premium	354,451	—	354,451
Unamortized discount	(10,852)	(641,593)	(652,445)
Allowance for credit losses	(830)	—	(830)
Gross unrealized gains (1)	8,297	102	8,399
Gross unrealized losses (1)	(188,816)	(1,038)	(189,854)
Fair value	9,095,751	3,991	9,099,742

	December 31, 2020
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	7,757,491	800,426	8,557,917
Unamortized premium	391,644	—	391,644
Unamortized discount	(10,067)	(795,018)	(805,085)
Allowance for credit losses	(1,768)	—	(1,768)
Gross unrealized gains (1)	34,539	103	34,642
Gross unrealized losses (1)	(4,527)	(641)	(5,168)
Fair value	8,167,312	4,870	8,172,182
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for as derivatives or under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2021 and 2020 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2021 and December 31, 2020.

$ in thousands	March 31, 2021	December 31, 2020
Less than one year	29,223	22,112
Greater than one year and less than five years	149,120	5,303,917
Greater than or equal to five years	8,921,399	2,846,153
Total	9,099,742	8,172,182

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.
March 31, 2021

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	8,592,854	(188,816)	93	—	—	—	8,592,854	(188,816)	93
Total Agency RMBS pass-through (1)	8,592,854	(188,816)	93	—	—	—	8,592,854	(188,816)	93
Non-Agency RMBS (2)	3,487	(1,014)	10	17	(24)	4	3,504	(1,038)	14
Total	8,596,341	(189,830)	103	17	(24)	4	8,596,358	(189,854)	107
(1)Fair value option has been elected for all Agency RMBS in an unrealized loss position.
(2)Fair value option has been elected for all non-Agency RMBS in an unrealized loss position.

December 31, 2020

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	1,496,279	(4,108)	20	—	—	—	1,496,279	(4,108)	20
Total Agency RMBS pass-through (1)	1,496,279	(4,108)	20	—	—	—	1,496,279	(4,108)	20
Non-Agency CMBS (2)	27,069	(419)	1	—	—	—	27,069	(419)	1
Non-Agency RMBS (3)	2,681	(438)	6	1,612	(203)	7	4,293	(641)	13
Total	1,526,029	(4,965)	27	1,612	(203)	7	1,527,641	(5,168)	34
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
As of March 31, 2021 and December 31, 2020, we have recorded an allowance for credit losses of $830,000 and $1.8 million, respectively, on a single non-Agency CMBS on our condensed consolidated balance sheets. We recorded a $938,000 decrease in the provision for credit losses on our consolidated statement of operations during the three months ended March 31, 2021. We did not record any provisions for credit losses during the three months ended March 31, 2020. During the three months ended March 31, 2020, we recorded impairments of $78.8 million on our condensed consolidated statement of operations because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. The following table presents a roll-forward of our allowance for credit losses.

Three Months Ended March 31,
$ in thousands	2021
Beginning allowance for credit losses	(1,768)
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	938
Ending allowance for credit losses	(830)

The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
$ in thousands	2021	2020
Gross realized gains on sale of investments	201	328,128
Gross realized losses on sale of investments	(117,048)	(332,413)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(78,834)
Net unrealized gains and losses on MBS and GSE CRT accounted for under the fair value option	(211,912)	(666,872)
Net unrealized gains and losses on commercial loan and loan participation interest	(3,098)	(5,492)
Total gain (loss) on investments, net	(331,857)	(755,483)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2021 and 2020. GSE CRT interest income excludes coupon interest associated with embedded derivatives of $4.7 million for the three months ended March 31, 2020 that was recorded as realized and unrealized credit derivative income (loss), net.

For the three months ended March 31, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	49,555	(12,484)	37,071
Non-Agency CMBS	1,305	878	2,183
Non-Agency RMBS	624	(450)	174
Other	6	—	6
Total	51,490	(12,056)	39,434

For the three months ended March 31, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	105,878	(20,913)	84,965
Agency CMBS	33,995	(1,666)	32,329
Non-Agency CMBS	42,218	5,058	47,276
Non-Agency RMBS	10,760	2,698	13,458
GSE CRT	8,507	(1,750)	6,757
Other	751	—	751
Total	202,109	(16,573)	185,536

Note 5 – Other Assets
The following table summarizes our other assets as of March 31, 2021 and December 31, 2020:

$ in thousands	March 31, 2021	December 31, 2020
Commercial loan, held-for-investment	20,000	23,098
Investments in unconsolidated ventures	15,766	16,408
Prepaid expenses and other assets	1,124	1,657
Total	36,890	41,163
In March 2021, we agreed to extend the contractual maturity of our commercial loan investment from February 2021 to February 2022 at the request of the borrower. The borrower continues to make current interest payments on the loan and posted additional cash reserves in connection with the loan modification. The loan had a principal balance of $23.9 million as of March 31, 2021 and December 31, 2020 and a weighted average coupon rate of 8.62% as of March 31, 2021 and 8.65% as of December 31, 2020. We account for this investment using the fair value option.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We fully repaid our secured loans during the year ended December 31, 2020. The following tables summarize certain characteristics of our borrowings at March 31, 2021 and December 31, 2020. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	March 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	8,240,887	0.15%	18
Total Borrowings	8,240,887	0.15%	18

$ in thousands	December 31, 2020
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	7,228,699	0.21%	14
Total Borrowings	7,228,699	0.21%	14

Repurchase Agreements
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. We received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin calls and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. While certain of our repurchase agreement counterparties permitted our repurchase agreements to remain outstanding while we were not in compliance, other counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. As of May 7, 2020, we repaid all of our repurchase agreements that may have been in default. Gains and losses associated with the termination of these repurchase agreements during the three months ended March 31, 2020 are reported as net gain (loss) on extinguishment of debt in our condensed consolidated statement of operations.
We resumed financing the purchase of Agency RMBS with repurchase agreements in July 2020. These repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities of approximately one to three months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2021.
Secured Loans
During the year ended December 31, 2020, IAS Services LLC, our former wholly-owned captive insurance subsidiary, fully repaid its outstanding secured loans from the Federal Home Loan Bank of Indianapolis ("FHLBI").

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts and to-be-announced securities forward contracts ("TBAs") as of March 31, 2021 and December 31, 2020. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2021 and December 31, 2020, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2021	December 31, 2020
Repurchase Agreements:
Agency RMBS	8,641,007	7,614,935
Cash	6,736	700
Total repurchase agreements collateral pledged	8,647,743	7,615,635
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Cash	4,704	378
Restricted cash	380,678	244,573
Total interest rate swaps, currency forward contracts and TBAs collateral pledged	385,382	244,951

Total collateral pledged:
Agency RMBS	8,641,007	7,614,935
Cash	11,440	1,078
Restricted cash	380,678	244,573
Total collateral pledged	9,033,125	7,860,586

	As of
Collateral Held	March 31, 2021	December 31, 2020
Repurchase Agreements:
Cash	—	1,916
Non-cash collateral	—	4,226
Total repurchase agreements collateral held	—	6,142
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Cash	1,337	1,630
Total interest rate swaps, currency forward contracts and TBAs collateral held	1,337	1,630

Total collateral held:
Cash	1,337	3,546
Non-cash collateral	—	4,226
Total collateral held	1,337	7,772

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
Our repurchase agreement collateral pledged ratio (MBS pledged as collateral/amount outstanding) was 105% as of March 31, 2021 (December 31, 2020: 105%).
Interest Rate Swaps
As of March 31, 2021 and December 31, 2020, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2021:

$ in thousands	Notional Amount as of December 31, 2020	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2021
Interest Rate Swaps (1)	6,300,000	500,000	(500,000)	6,300,000
Interest Rate Swaptions	—	1,000,000	(1,000,000)	—
Currency Forward Contracts	33,084	16,850	(33,084)	16,850
TBA Purchase Contracts	1,700,000	7,350,000	(7,050,000)	2,000,000
TBA Sale Contracts	—	(7,550,000)	7,050,000	(500,000)
Total	8,033,084	1,316,850	(1,533,084)	7,816,850
(1)Notional amount as of March 31, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $5.4 million as a decrease (March 31, 2020: $10.1 million as a decrease) to interest expense for the three months ended March 31, 2021. We increased the amount of gains and losses reclassified as a decrease to interest expense during the three months ended March 31, 2020 by $4.2 million because it was probable that the original forecasted repurchase agreement transactions would not occur by the end of the originally specified time period. During the next 12 months, we estimate that $21.8 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2021, $46.7 million (December 31, 2020: $52.1 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of March 31, 2021 and December 31, 2020, we had interest rate swaps with the following maturities outstanding, excluding interest rate swaps with forward start dates:

$ in thousands	As of March 31, 2021
Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
3 to 5 years	2,250,000	0.20%	0.11%	3.9
5 to 7 years	1,775,000	0.43%	0.11%	6.5
7 to 10 years	2,275,000	0.60%	0.11%	8.9
Total	6,300,000	0.41%	0.11%	6.5

$ in thousands	As of December 31, 2020
Maturities	Notional Amount (2)	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
3 to 5 years	2,250,000	0.20%	0.15%	4.2
5 to 7 years	1,775,000	0.43%	0.15%	6.7
7 to 10 years	2,275,000	0.60%	0.15%	9.2
Total	6,300,000	0.41%	0.15%	6.7
(1)Notional amount includes $6.3 billion of interest rate swaps that received variable payments based on 1-month LIBOR as of March 31, 2021.
(2)Notional amount includes $6.3 billion of interest rate swaps that received variable payments based on 1-month LIBOR as of December 31, 2020.
As of March 31, 2021, we held $1.3 billion notional amount of interest rate swaps with forward start dates that will receive interest based on 1-month LIBOR with a weighted average maturity of 21.3 years and a weighted average fixed pay rate of 1.37%. We did not hold any interest rate swaps with forward start dates as of December 31, 2020.
Swaptions and Currency Forward Contracts
We periodically purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our Agency RMBS portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our condensed consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would equal the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would equal the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of March 31, 2021, we had $16.9 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.

Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of March 31, 2021 and December 31, 2020.

$ in thousands	As of March 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	2,000,000	2,054,000	2,049,727	(4,273)
TBA sales contracts	(500,000)	(505,934)	(504,844)	1,090
Net TBA derivatives	1,500,000	1,548,066	1,544,883	(3,183)

$ in thousands	As of December 31, 2020
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	1,700,000	1,772,211	1,782,104	9,893
Net TBA derivatives	1,700,000	1,772,211	1,782,104	9,893

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2021	As of December 31, 2020		As of March 31, 2021	As of December 31, 2020
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	15,545	—	Interest Rate Swaps Liability	—	5,537
Currency Forward Contracts	558	111	Currency Forward Contracts	—	807
TBAs	1,090	9,893	TBAs	4,273	—
Total Derivative Assets	17,193	10,004	Total Derivative Liabilities	4,273	6,344
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of our credit derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2020.

$ in thousands	Three months ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	2,283	4,718	(40,053)	(33,052)

The following tables summarizes the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

$ in thousands	Three Months Ended March 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	327,527	(4,549)	21,081	344,059
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(539)	—	1,255	716
TBAs	(44,185)	—	(13,076)	(57,261)
Total	282,250	(4,549)	9,260	286,961

$ in thousands	Three Months Ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	484	—	49	533
Total	(904,220)	11,924	(18,483)	(910,779)

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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of March 31, 2021, our derivative asset of $15.5 million (December 31, 2020: derivative liability of $5.5 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2021

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	1,648	—	1,648	(445)	(1,203)	—
Total Assets	1,648	—	1,648	(445)	(1,203)	—

Liabilities
Derivatives (1) (2)	(4,273)	—	(4,273)	445	3,828	—
Repurchase Agreements (3)	(8,240,887)	—	(8,240,887)	8,240,887	—	—
Total Liabilities	(8,245,160)	—	(8,245,160)	8,241,332	3,828	—
As of December 31, 2020

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	10,004	—	10,004	(111)	(1,630)	8,263
Total Assets	10,004	—	10,004	(111)	(1,630)	8,263

Liabilities
Derivatives (1) (2)	(807)	—	(807)	111	610	(86)
Repurchase Agreements (3)	(7,228,699)	—	(7,228,699)	7,228,699	—	—
Total Liabilities	(7,229,506)	—	(7,229,506)	7,228,810	610	(86)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $385.4 million and $245.0 million as of March 31, 2021 and December 31, 2020, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $1.3 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively.
(3)The fair value of securities pledged against our borrowing under repurchase agreements was $8.6 billion and $7.6 billion at March 31, 2021 and December 31, 2020, respectively. We pledged cash collateral of $6.7 million and $700,000 under repurchase agreements as of March 31, 2021 and December 31, 2020, respectively. We held cash collateral of $1.9 million under repurchase agreements as of December 31, 2020. We did not hold cash collateral under repurchase agreements as of March 31, 2021.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	9,099,742	—	—	9,099,742
Derivative assets	—	17,193	—	—	17,193
Other assets (3)	—	—	20,000	15,766	35,766
Total assets	—	9,116,935	20,000	15,766	9,152,701
Liabilities:
Derivative liabilities	—	4,273	—	—	4,273
Total liabilities	—	4,273	—	—	4,273

	December 31, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	8,172,182	—	—	8,172,182
Derivative assets	—	10,004	—	—	10,004
Other assets (3)	—	—	23,098	16,408	39,506
Total assets	—	8,182,186	23,098	16,408	8,221,692
Liabilities:
Derivative liabilities	—	6,344	—	—	6,344
Total liabilities	—	6,344	—	—	6,344
(1)For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."
(2)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2021 and December 31, 2020, the weighted average remaining term of our investments in unconsolidated ventures was 1.2 years and 1.5 years, respectively.
(3)Includes $20.0 million and $23.1 million of a commercial loan as of March 31, 2021 and December 31, 2020, respectively. We value the loan based on a third party appraisal.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

Three Months Ended March 31,
$ in thousands	2020
Beginning balance	10,281
Sales and settlements	(2,283)
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	2,283
Unrealized credit derivative gains (losses), net (1)	(40,053)
Ending balance	(29,772)
(1)Includes $37.6 million of unrealized losses attributable to GSE CRT embedded derivatives still held as of March 31, 2020.
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

Three Months Ended March 31,
$ in thousands	2020
Beginning balance	44,654
Repayments	(19,269)
Total net unrealized losses included in net income:
Unrealized losses	(3,808)
Ending balance	21,577
Unrealized losses on our loan participation interest were included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan and ending balance at fair value, which we have valued utilizing Level 3 inputs:

	Three Months Ended March 31,	Three Months Ended March 31,
$ in thousands	2021	2020
Beginning balance	23,098	24,055
Cumulative effect of adoption of new accounting principle	—	342
Repayments	—	(136)
Total net unrealized losses included in net income:
Unrealized losses	(3,098)	(1,684)
Ending balance	20,000	22,577
Unrealized losses on our commercial loan are included in gain (loss) on investments, net in our condensed consolidated statements of operations. We elected the fair value option for our commercial loan on January 1, 2020 when we implemented the new accounting guidance for how entities report credit losses for assets measured at amortized cost.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	March 31, 2021	Technique	Input	Rate
Commercial Loan	20,000	Discounted Cash Flow	Discount rate	29.4%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2020	Technique	Input	Rate
Commercial Loan	23,098	Discounted Cash Flow	Discount rate	29.9%

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	8,240,887	8,240,959	7,228,699	7,228,719
Total	8,240,887	8,240,959	7,228,699	7,228,719
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
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2021, we reimbursed our Manager $242,000 (March 31, 2020: $242,000) for costs of support personnel.
We have invested $1.9 million in money market or mutual funds managed by affiliates of our Manager as of December 31, 2020. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased. We did not have any investments in money market of mutual funds managed by affiliates of our Manager as of March 31, 2021.
Management Fee
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
$ in thousands	2021	2020
Incurred costs, prepaid or expensed	1,157	2,214
Incurred costs, charged against equity as a cost of raising capital	77	62
Total incurred costs, originally paid by our Manager	1,234	2,276

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
We may sell up to 7,000,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under equity distribution agreements.
Common Stock
On February 4, 2021, we completed a public offering of 27,600,000 shares of common stock at the price of $3.75 per share. Total net proceeds were approximately $103.1 million after deducting offering expenses.
As of March 31, 2021, we may sell up to 22,060,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2021, we sold 15,550,000 shares under our equity distribution agreement for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees. During the three months ended March 31, 2020, we did not sell any shares of common stock under equity distribution agreements.
Share Repurchase Program
During the three months ended March 31, 2021 and 2020, we did not repurchase any shares of our common stock. As of March 31, 2021, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2021 and 2020. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended March 31, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	981	—	981
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,368)	(5,368)
Currency translation adjustments on investment in unconsolidated venture	609	—	—	609
Total other comprehensive income (loss)	609	981	(5,368)	(3,778)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	609	981	(5,368)	(3,778)
AOCI balance at end of period	1,108	6,974	46,745	54,827

	Three Months Ended March 31, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(186,605)	—	(186,605)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	36,957	—	36,957
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(10,067)	(10,067)
Currency translation adjustments on investment in unconsolidated venture	480	—	—	480
Total other comprehensive income (loss)	480	(149,648)	(10,067)	(159,235)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income (loss)	480	(149,648)	(10,067)	(159,235)
AOCI balance at end of period	(165)	64,053	65,840	129,728

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the three months ended March 31, 2021 and 2020:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
February 19, 2021	0.4844	2,713	April 26, 2021
2020
March 17, 2020	0.4844	2,713	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
February 19, 2021	0.4844	3,003	March 29, 2021
2020
February 18, 2020	0.4844	3,003	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
February 19, 2021	0.46875	5,391	March 29, 2021
2020
February 18, 2020	0.46875	5,391	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2021
March 26, 2021	0.09	22,176	April 27, 2021
2020
March 17, 2020	0.50	82,483	June 30, 2020
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

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2021 and 2020 is computed as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(20,382)	(1,627,299)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	223,955	156,771
Dilutive Shares	223,955	156,771
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.09)	(10.38)
Diluted	(0.09)	(10.38)

The following potential weighted average common shares were excluded from diluted earnings per share for the three months ended March 31, 2021 and 2020 as the effect would be antidilutive: 12,385 and 12,065 for restricted stock awards, respectively.
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2021 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of March 31, 2021 and December 31, 2020, our undrawn capital and purchase commitments were $6.7 million and $6.8 million, respectively.
Note 15 – Subsequent Events
We declared the following dividends on May 4, 2021: a Series A Preferred Stock dividend of $0.4844 per share payable on July 26, 2021 to our stockholders of record as of July 1, 2021, a Series B Preferred Stock dividend of $0.4844 per share payable on June 28, 2021 to our stockholders of record as of June 5, 2021 and a Series C Preferred Stock dividend of $0.46875 per share payable on June 28, 2021 to our stockholders of record as of June 5, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this quarterly report on Form 10-Q, or this "Quarterly Report," we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as "we," "us," "our Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our "Manager," and we refer to the indirect parent company of our Manager, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as "Invesco."
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Report, as well as the information contained in our most recent Form 10-K filed with the Securities and Exchange Commission (the "SEC").

Forward-Looking Statements
We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "intend," "project," "forecast" or similar expressions and future or conditional verbs such as "will," "may," "could," "should," and "would," and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•ongoing spread and economic and operational impact of the COVID-19 pandemic, including but not limited to, the impact on the value, volatility, availability, financing and liquidity of mortgage assets;
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
•our ability to maintain our exception from the definition of "investment company" under the Investment Company Act of 1940, as amended (the "1940 Act");
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
•our understanding of our competition;
•changes to generally accepted accounting principles in the United States of America ("U.S. GAAP");
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and
•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in this Report.

Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities ("MBS") and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we currently invest in the following:
•Residential mortgage-backed securities ("RMBS") that are guaranteed by a U.S. government agency such as the Government National Mortgage Association ("Ginnie Mae") or a federally chartered corporation such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "Agency RMBS");
•Commercial mortgage-backed securities ("CMBS") that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency CMBS");
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation ("non-Agency RMBS");
•To-be-announced securities forward contracts ("TBAs") to purchase Agency RMBS;
•Commercial mortgage loans; and
•Other real estate-related financing arrangements.
We have also historically invested in:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively "Agency CMBS");
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises ("GSE CRT"); and
•Residential mortgage loans.
We are externally managed and advised by Invesco Advisers, Inc. (our "Manager"), an indirect wholly-owned subsidiary of Invesco Ltd. ("Invesco").
We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of "Investment Company" under the 1940 Act.
Market Conditions
Macroeconomic factors that affect our business include interest rate spread premiums, governmental policy initiatives, monetary policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions eased during the first quarter, as equities and most credit sectors continued to react favorably to an uptick in economic activity brought on by the massive government stimulus in response to the COVID-19 pandemic as well as the successful rollout of vaccines. Equities began the year in positive territory, with the S&P 500 and the NASDAQ gaining 5.8% and 2.8%, respectively. The employment picture continued to improve during the quarter, as gains in nonfarm payrolls averaged 539,000 per month, and the unemployment rate fell to 6.0% from 6.7% at year-end. Consumer activity was mixed during the quarter, as consumer confidence measures continued to rise but spending and retail sales numbers were very volatile. With the rollout of vaccinations continuing, we remain cautiously optimistic about near-term gains in economic activity, particularly given the amount of anticipated government stimulus.
The yield curve steepened dramatically during the first quarter as inflation fears drove interest rates at the long end of the curve higher. The yield on the 10 year Treasury bond rose 83 basis points to 1.74%, while the yield on the 2 year Treasury note rose only 4 basis points to 0.16%. The short end of the yield curve remains pinned close to zero as the Federal Open Market Committee ("FOMC") targets the lower bound, the futures market has begun to price in increases to the Federal Funds rate beginning late next year. The consumer price index ("CPI") was 2.6% at quarter-end, up from 1.4% at year-end, while the CPI excluding food and energy was flat for the quarter. Commodity prices rose sharply during the quarter, with West Texas Intermediate ("WTI") crude recording a 21.7% increase and the Commodity Research Bureau ("CRB") commodity index gaining 10.2%. Breakeven rates on inflation-protected Treasuries continued to increase as investors price in the potential impact of the recent stimulus measures and positive growth expectations. The inflation rate implied by 2 year U.S. Treasury inflation-protected securities ("TIPS") rose 65 basis points to 2.66%, while the 5 year breakeven rate rose 64 basis points to 2.60%.

The COVID-19 pandemic has negatively impacted most commercial real estate property types. The lodging and retail sectors have been the most impacted due to travel restrictions and accelerated growth in e-commerce. In the retail sector, many tenants are finding it difficult to meet rent obligations and, in some instances, are foregoing payments or seeking forbearance relief. Real estate loans have experienced growing delinquencies and are at greater risk of default which could impact the fundamental performance of some of our investments. Despite fundamental challenges, CMBS risk premiums contracted in the first quarter due to a modest new issuance supply and continued investor demand.
While residential real estate fundamentals deteriorated significantly at the onset of the pandemic, low mortgage rates and tight housing supply have driven a significant recovery. Demographic trends and changes in housing preferences shaped by the COVID-19 pandemic have combined with improved affordability to generate robust demand, especially for single family homes. This strength is also reflected in home price appreciation, which has accelerated rapidly over the past three quarters. Meanwhile, credit spreads on residential mortgage backed securities have largely recovered the widening that occurred at the onset of the pandemic.
Nevertheless, many individual homeowners have been adversely impacted by the economic consequences of the COVID-19 pandemic. The U.S. government has responded by passing a number of fiscal stimulus measures and relief programs for households and businesses directly or indirectly impacted by the virus. We believe that stimulus payments and the provision of borrower relief including forbearance and loan modifications has and will continue to substantially reduce borrower defaults and loan losses relative to levels that would have likely occurred without these actions.
Lower coupon Agency mortgages underperformed during the quarter, as robust issuance and higher interest rate volatility offset continued strong demand via the Federal Reserve and commercial banks. Prepayment speeds remained elevated during the quarter, reflecting the low mortgage rate environment that was prevalent in the second half of 2020 and into 2021. Expectations for future prepayment speeds have declined, reflecting higher mortgage rates at quarter-end. These lowered speed expectations led to lower premiums on specified pool Agency collateral, as investors are less willing to pay for protection against higher speeds as mortgage rates rise. The dollar roll environment remained favorable, despite weakening modestly over the quarter. Although relatively tight valuations and increased volatility represent headwinds for Agency RMBS, slowing prepayment speeds and continued demand from the Federal Reserve support the sector.
As we move into the second quarter, investors are focused on the pace of the recovery and the implementation of COVID-19 vaccines. Concerns around the potential for inflationary pressures, brought on by the unprecedented stimulus and anticipated sharp economic recovery also remain. Our expectation is that growth in the U.S. will remain robust as the economy continues to reopen over the course of the year, and that inflation will remain subdued in the near-term.
Proposed Changes to LIBOR
In 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR will not be guaranteed after 2021. The Alternative Reference Rates Committee ("ARRC"), which was convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from LIBOR, has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Further, on March 5, 2021, the FCA announced that December 31, 2021 will be the cessation date for 1-week & 2-month tenors of USD-LIBOR. The FCA also set June 30, 2023 as the cessation date for the other five tenors (overnight, 1-month, 3-month, 6-month and 12-month) of USD-LIBOR. Additionally, this FCA announcement constitutes an index cessation event under the International Swaps and Derivatives Association Inc.’s ("ISDA") IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, as well as the ARRC’s fallback language for non-consumer cash products, giving the market clarity on the spread adjustments to alternative reference rate based fallbacks for all EUR-, CHF-, GBP-, JPY- and USD-LIBOR settings.
On April 6, 2021, New York State (NYS) put into law legislation to help address challenges surrounding legacy LIBOR contracts that have no effective means to transition away from LIBOR and to incentivize the selection of SOFR-based fallback rates in other contracts. The law applies to existing USD-LIBOR contracts governed by NYS law that use LIBOR as a benchmark and contain no fallback provisions or contain fallback provisions that result in a benchmark replacement that is based in any way on any LIBOR value. For these in scope contracts, the NYS law provides that on and after "LIBOR Replacement Date" (the date that USD LIBOR ceases to be published or to be representative), USD-LIBOR is replaced by operation of law with the relevant SOFR-based rate plus the spread adjustment recommended for that contract type by the US Federal Reserve or the ARRC, and any LIBOR-based fallback provisions are permanently overridden. Additionally, the law applies to existing USD LIBOR contracts governed by NYS law that contain fallback provisions that permit or require a party to select a benchmark replacement that is based in any way on any LIBOR value or otherwise in its discretion. For such contracts, the law authorizes and safe harbors the selection by such party of the relevant SOFR-based rate plus the spread adjustment recommended for that contract type by the Federal Reserve or the ARRC to apply on and after the "LIBOR Replacement Date".
SOFR is an overnight rate unlike LIBOR which is a forward-looking term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Note that the ARRC has announced that they will not recommend a forward-looking SOFR term rate by mid-2021, as previously announced, due to insufficient development of the SOFR derivatives markets. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread and there is no assurance that the spread adjustments will avoid negative financial impacts on our portfolio at the time of transition.
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

Investment Activities
The table below shows the composition of our investment portfolio as of March 31, 2021, December 31, 2020 and March 31, 2020:

	As of
$ in thousands	March 31, 2021	December 31, 2020	March 31, 2020
Agency RMBS:
30 year fixed-rate, at fair value	8,997,918	8,050,866	1,421,162
15 year fixed-rate, at fair value	—	—	71,166
Hybrid ARM, at fair value	—	—	2,672
Agency CMO, at fair value	—	—	300,535
Agency CMBS, at fair value	—	—	2,278,027
Non-Agency CMBS, at fair value	91,250	109,583	2,869,051
Non-Agency RMBS, at fair value	10,574	11,733	568,081
GSE CRT, at fair value	—	—	534,114
Loan participation interest, at fair value	—	—	21,577
Commercial loan, at fair value	20,000	23,098	22,577
Investments in unconsolidated ventures	15,766	16,408	21,088
Subtotal	9,135,508	8,211,688	8,110,050
TBAs, at implied cost basis (1)	1,548,066	1,772,211	—
Total investment portfolio, including TBAs	10,683,574	9,983,899	8,110,050
(1)TBAs that we do not intend to physically settle on the contractual settlement date are accounted for as derivative financial instruments and recorded on our consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. Refer to Note 8 "Derivatives and Hedging Activities" in Part I. Item 1 of this report on Form 10-Q.
To capitalize on the sharp increase in interest rates and lower valuations on investment opportunities during the three months ended March 31, 2021, we sold $5.5 billion of lower yielding Agency RMBS and purchased $7.0 billion of higher yielding Agency RMBS. Purchases were funded with proceeds from the sales, paydowns of securities and by leveraging proceeds from the issuance of common stock.
As of March 31, 2021, our holdings of 30 year fixed-rate Agency RMBS represented approximately 84% of our total investment portfolio, including TBAs, versus 81% as of December 31, 2020 and 18% as of March 31, 2020. We sold substantially all of our Agency RMBS portfolio in the first half of 2020 to generate liquidity and reduce leverage. We resumed investing in 30 year fixed-rate Agency RMBS in July 2020 and began investing in TBAs in the third quarter of 2020. Our Agency RMBS holdings as of March 31, 2021 consisted primarily of specified pools with coupon distributions as shown in the table below.

$ in thousands	Fair Value	Percentage
2.0%	4,135,167	46.0%
2.5%	4,255,013	47.2%
3.0%	607,738	6.8%
Total Agency RMBS	8,997,918	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with prepayment protection, as low mortgage rates and a robust housing market have increased borrower incentives to prepay their mortgage loans. We seek to mitigate the negative impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that diminish borrower incentive to prepay, such as a lower loan balance, higher loan-to-value ("LTV") ratio, lower FICO score, higher percentage of non-owner occupied loans (investment and vacation properties) and newly originated loans. In addition, we focus a significant amount of purchases in specified pools that have higher geographic concentrations in states that exhibit slower prepayments such as New York, Florida and Texas.

We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of March 31, 2021, the implied cost basis of TBAs represented approximately 14% of our total investment portfolio versus 18% as of December 31, 2020. Our investments consist of 30 year Agency RMBS TBAs with coupons that range from 2.0% to 2.5% in conventional and Ginnie Mae collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were substantially below those available in the repurchase market due to the magnitude and persistence of the Federal Reserve's MBS purchase program, which began to increase holdings in March of 2020. We expect the purchase program to continue in 2021, as the Federal Reserve views the program as a key component of its stated objectives.
We sold all of our Agency CMBS holdings during the first half of 2020. Agency CMBS represented approximately 28% of our investment portfolio as of March 31, 2020. We historically focused our Agency CMBS investments in securities issued by Freddie Mac, Fannie Mae and Ginnie Mae that had characteristics that reduced prepayment risk.
As of March 31, 2021 and December 31, 2020 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs, versus 35% as of March 31, 2020. Our non-Agency CMBS portfolio is collateralized by loans secured by various property types located across the United States including office, retail, multifamily, industrial warehouses and hotels. The largest property geographic locations are in Texas, California, New York, Illinois and Florida. Most of our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated investment grade by a nationally recognized statistical rating organization. Approximately 68% of non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2021. Further, approximately 49% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2021.
As of March 31, 2021 and December 31, 2020, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs, versus 7% as of March 31, 2020. We historically held non-Agency RMBS securities collateralized by prime and Alt-A loans and invested in re-securitizations of real estate mortgage investment conduit ("Re-REMIC") RMBS and securitizations of reperforming mortgage loans.
We did not hold any GSE CRTs as of March 31, 2021 or December 31, 2020. Our holdings of GSE CRT represented approximately 7% as of March 31, 2020. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans that collateralize MBS issued and guaranteed by the GSEs.
As of March 31, 2021, we held an investment in one commercial real estate mezzanine loan that is due in 2022 and has a loan-to-value ratio of approximately 78.9%.
As of March 31, 2021, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets.
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

The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2020	7,637,746	16,673,939	23,132,234
June 30, 2020	740,000	983,599	1,373,296
September 30, 2020	5,243,288	3,373,356	5,243,288
December 31, 2020	7,228,699	6,883,773	7,237,496
March 31, 2021	8,240,887	8,359,010	8,708,686
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

We have committed to invest up to $125.4 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2021, $118.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $6.7 million in additional capital to fund future investments and cover future expenses should they occur.
Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed off of one- or three-month LIBOR.
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. During the three months ended March 31, 2021, we terminated existing swaps with a notional amount of $500.0 million and entered into new swaps with a notional amount of $500.0 million to hedge repurchase agreement debt associated with purchases of Agency RMBS. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net gain of $327.5 million on interest rate swaps during the three months ended March 31, 2021 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of March 31, 2021, we had €13.9 million or $16.9 million (December 31, 2020: €27.8 million or $33.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the three months ended March 31, 2021, we settled currency forward contracts of €27.8 million or $33.1 million (March 31, 2020: €20.8 million or $23.1 million) in notional amount and realized a net loss of $539,000 (March 31, 2020: $484,000 net gain).
Capital Activities
On February 4, 2021, we completed a public offering of 27,600,000 shares of common stock at the price of $3.75 per share. Total net proceeds were approximately $103.1 million after deducting offering expenses.
As of March 31, 2021, we may sell up to 22,060,000 shares of our common stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. We sold 15,550,000 shares of common stock for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees, under our equity distribution agreement during the three months ended March 31, 2021. We did not sell any shares of common stock under equity distribution agreements during the three months ended March 31, 2020.
For information on dividends declared during the three months ended March 31, 2021 and 2020, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

Book Value per Common Share
We calculate book value per common share as follows:

	As of
$ in thousands except per share amounts	March 31, 2021	December 31, 2020
Numerator (adjusted equity):
Total equity	1,481,932	1,367,158
Less: Liquidation preference of Series A Preferred Stock	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	899,432	784,658

Denominator (number of shares):
Common stock outstanding	246,398	203,222

Book value per common share	3.65	3.86
Our book value per common share decreased 5.4% as of March 31, 2021 compared to December 31, 2020 as higher interest rates and an increase in volatility led to wider interest rate spreads on our 30 year Agency RMBS holdings. In addition, a sharp increase in mortgage rates and reduced investor demand for prepayment protection resulted in lower valuation premiums on our Agency RMBS specified pools. The benchmark U.S. treasury rate rose 83 basis points to 1.74% as of March 31, 2021. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2020.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Issued".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
$ in thousands, except share data	2021	2020
Interest income
Mortgage-backed and credit risk transfer securities	39,434	185,536
Commercial and other loans	576	1,163
Total interest income	40,010	186,699
Interest expense
Repurchase agreements (1)	(1,660)	79,042
Secured loans	—	6,646
Total interest expense	(1,660)	85,688
Net interest income	41,670	101,011
Other income (loss)
Gain (loss) on investments, net	(331,857)	(755,483)
(Increase) decrease in provision for credit losses	938	—
Equity in earnings (losses) of unconsolidated ventures	(94)	170
Gain (loss) on derivative instruments, net	286,961	(910,779)
Realized and unrealized credit derivative income (loss), net	—	(33,052)
Net gain (loss) on extinguishment of debt	—	(4,806)
Other investment income (loss), net	(16)	803
Total other income (loss)	(44,068)	(1,703,147)
Expenses
Management fee – related party	4,884	10,953
General and administrative	1,993	3,103
Total expenses	6,877	14,056
Net income (loss) attributable to Invesco Mortgage Capital, Inc.	(9,275)	(1,616,192)
Dividends to preferred stockholders	11,107	11,107
Net income (loss) attributable to common stockholders	(20,382)	(1,627,299)
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.09)	(10.38)
Diluted	(0.09)	(10.38)
Weighted average number of shares of common stock:
Basic	223,954,989	156,771,279
Diluted	223,954,989	156,771,279
(1)Negative interest expense on repurchase agreements for the three months ended March 31, 2021 consists of $3.7 million of current period interest expense on repurchase agreements and $5.4 million of amortization of net deferred gains on de-designated interest rate swaps. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity" in Part I. Item 1. of this report on Form 10-Q.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
$ in thousands	2021	2020
Average earning assets (1)	9,330,134	17,837,749
Average earning asset yields (2)	1.72%	4.19%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $9.3 billion for the three months ended March 31, 2021 (March 31, 2020: $17.8 billion). Average earning assets decreased for the three months ended March 31, 2021 compared to 2020 as we sold a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage due to the financial market disruption caused by the COVID-19 pandemic.
We earned total interest income of $40.0 million for the three months ended March 31, 2021 (March 31, 2020: $186.7 million). Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2021	2020
Interest Income
MBS and GSE CRT - coupon interest	51,490	202,109
MBS and GSE CRT - net premium amortization	(12,056)	(16,573)
MBS and GSE CRT - interest income	39,434	185,536
Commercial and other loans	576	1,163
Total interest income	40,010	186,699
MBS and GSE CRT interest income decreased $146.1 million for the three months ended March 31, 2021 compared to 2020 primarily due to a $150.6 million decrease in coupon interest reflecting lower average earnings assets and a 247 basis point decrease in average earning asset yields. Average earnings asset yields decreased due to a change in portfolio composition. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS as of March 31, 2021. For further details on the composition of our investment portfolio as of March 31, 2021 and 2020, see the discussion under Investment Activities above in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest income on our commercial and other loans decreased $587,000 during the three months ended March 31, 2021 compared to 2020 primarily due to the sale of our loan participation interest in April 2020.
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

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
$ in thousands	2021	2020
Agency RMBS	(12,484)	(20,913)
Agency CMBS	—	(1,666)
Non-Agency CMBS	878	5,058
Non-Agency RMBS	(450)	2,698
GSE CRT	—	(1,750)
Net (premium amortization) discount accretion	(12,056)	(16,573)
Net premium amortization decreased $4.5 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to sales of assets purchased at premiums and slower prepayment speeds on Agency RMBS purchased during 2020 and 2021.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
$ in thousands	2021	2020
Interest Expense
Interest expense on repurchase agreement borrowings	3,708	89,109
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,368)	(10,067)
Repurchase agreements interest expense	(1,660)	79,042
Secured loans	—	6,646
Total interest expense	(1,660)	85,688
Our interest expense on repurchase agreement borrowings decreased $85.4 million for the three months ended March 31, 2021 compared to 2020 due to lower average borrowings and a lower average cost of funds reflecting decreases in the Federal Funds interest rate.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $5.4 million during the three months ended March 31, 2021 and $10.1 million during the three months ended March 31, 2020. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We increased the amount of gains and losses reclassified as a decrease to interest expense during the three months ended March 31, 2020 by $4.2 million because it was probable that the original forecasted repurchase agreement transactions would not occur by the end of the originally specified time period. During the next twelve months, we estimate that $21.8 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
We repaid our secured loans in the third quarter of 2020 and did not incur interest expense for secured loans during the three months ended March 31, 2021. For the three months ended March 31, 2020, the weighted average borrowing rate on our secured loans was 1.83%.
Our total interest expense during the three months ended March 31, 2021 decreased $87.3 million from the same period in 2020 primarily due to the $92.0 million decrease in interest expense on repurchase agreements borrowings and secured loans in the 2021 period as discussed above.

The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
$ in thousands	2021	2020
Total average borrowings (1)	8,347,354	16,531,997
Maximum borrowings during the period (2)	8,708,686	23,132,234
Cost of funds (3)	(0.08)%	2.07%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $8.2 billion in the three months ended March 31, 2021 compared to 2020 primarily because we repaid repurchase agreements in the first half of 2020 with proceeds from asset sales due to the financial market disruption caused by the COVID-19 pandemic. Average borrowings also decreased because we repaid $1.65 billion of secured loans during 2020. Our average cost of funds decreased 215 basis points for three months ended March 31, 2021 versus 2020 primarily due to decreases in the Federal Funds rate since the beginning of 2020.
Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
$ in thousands	2021	2020
Interest Income
Mortgage-backed and credit risk transfer securities	39,434	185,536
Commercial and other loans	576	1,163
Total interest income	40,010	186,699
Interest Expense
Interest expense on repurchase agreement borrowings	3,708	89,109
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,368)	(10,067)
Repurchase agreements interest expense	(1,660)	79,042
Secured loans	—	6,646
Total interest expense	(1,660)	85,688
Net interest income	41,670	101,011
Net interest rate margin	1.80%	2.12%
Our net interest income, which equals interest income less interest expense, totaled $41.7 million for the three months ended March 31, 2021 (March 31, 2020: $101.0 million). The decrease in net interest income for the three months ended March 31, 2021 was primarily due to the sale of MBS and GSE CRTs in the first half of 2020 as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.80% for the three months ended March 31, 2021 (March 31, 2020: 2.12%). The decrease in net interest rate margin for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the change in our portfolio composition, including related repurchase agreements borrowings, and decreases in the Federal Funds rate that had a greater impact on our average cost of funds than on our average asset yields. Our cost of funds on all of our borrowings is influenced by changes in short term interest rates, whereas substantially all of the Company’s investments were fixed-rate assets as of March 31, 2021.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
$ in thousands	2021	2020
Net realized gains (losses) on sale of investments	(116,847)	(4,285)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(78,834)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(211,912)	(666,872)
Net unrealized gains (losses) on commercial loan and loan participation interest	(3,098)	(5,492)
Total gain (loss) on investments, net	(331,857)	(755,483)
During the three months ended March 31, 2021, we sold MBS and GSE CRTs for cash proceeds of $5.5 billion (March 31, 2020: $16.2 billion) and realized net losses of $116.8 million (March 31, 2020: net losses of $4.3 million). We sold lower yielding Agency RMBS during the three months ended March 31, 2021 and purchased higher yielding Agency RMBS to capitalize on the sharp increase in interest rates and lower valuations on investment opportunities during the quarter. We sold securities during the three months ended March 31, 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We did not record any impairment during the three months ended March 31, 2021 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We recorded $78.8 million of impairment on non-Agency RMBS and CMBS securities during the three months ended March 31, 2020 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2021, $9.0 billion (December 31, 2020: $8.1 billion) or 99% (December 31, 2020: 99%) of our MBS and GSE CRT are accounted for under the fair value option.
We recorded net unrealized losses on our MBS and GSE CRT portfolio accounted for under the fair value option of $211.9 million in the three months ended March 31, 2021 compared to net unrealized losses of $666.9 million in the three months ended March 31, 2020. Net unrealized losses in three months ended March 31, 2021 reflect wider interest rate spreads on our Agency assets as a sharp increase in mortgage rates and reduced investor demand for prepayment protection resulted in lower valuation premiums on our Agency RMBS specified pools. Net unrealized losses in the three months ended March 31, 2020 reflect lower interest rates and wider interest rate spreads on our Agency and non-Agency assets.
We recorded unrealized losses of $3.1 million and $1.7 million on our commercial loan in the three months ended March 31, 2021 and 2020, respectively. We value our commercial loan based upon a valuation from an independent pricing service. We recorded an unrealized loss of $3.8 million on our loan participation interest in the three months ended March 31, 2020. We sold our loan participation interest on April 1, 2020.
(Increase) Decrease in Provision for Credit Losses
As of March 31, 2021, $98.2 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2020: $116.9 million). As of December 31, 2020, we had established a $1.8 million allowance for credit losses on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. We recorded a $938,000 decrease in the provision for credit losses for this security during the three months ended March 31, 2021 because the valuation for the security improved. We did not record any provisions for credit losses the during three months ended March 31, 2020. Refer to Note 4 – "Mortgage-Backed Securities and Credit Risk Transfer Securities" of our condensed consolidated financial statements included in Part I. Item 1 of this Report for additional information on our allowance for credit losses.

Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2021, we recorded equity in losses of unconsolidated ventures of $94,000 (March 31, 2020: equity in earnings of $170,000). We recorded equity in losses for the three months ended March 31, 2021 primarily due to realized and unrealized losses on the underlying portfolio investments. We recorded equity in earnings for the three months ended March 31, 2020 primarily due to realized and unrealized gains on the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three Months Ended March 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	327,527	(4,549)	21,081	344,059
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(539)	—	1,255	716
TBAs	(44,185)	—	(13,076)	(57,261)
Total	282,250	(4,549)	9,260	286,961

$ in thousands	Three Months Ended March 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(904,704)	11,924	(18,532)	(911,312)
Currency Forward Contracts	484	—	49	533
Total	(904,220)	11,924	(18,483)	(910,779)

During the three months ended March 31, 2021, we terminated existing swaps with a notional amount of $500.0 million and entered into new swaps with a notional amount of $500.0 million to hedge repurchase agreement debt associated with purchases of Agency RMBS. We realized a net gain of $327.5 million for the three months ended March 31, 2021 on interest rate swaps primarily due to rising interest rates. During the three months ended March 31, 2020, we terminated all of our outstanding interest rate swaps as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million for the three months ended March 31, 2020 on interest rate swaps primarily due to falling interest rates.
We resumed entering into interest rate swaps in July 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. As of March 31, 2021, we had $8.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 18 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of March 31, 2021 and December 31, 2020, we held the following interest rate swaps whereby we receive interest at a one-month LIBOR rate:

$ in thousands	As of March 31, 2021				As of December 31, 2020
Derivative instrument	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
Interest Rate Swaps (1)	6,300,000	0.41%	0.11%	6.5	6,300,000	0.41%	0.15%	6.7
(1)Notional amount as of March 31, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of March 31, 2021, we had $16.9 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of March 31, 2021, we had $1.5 billion notional amount of TBAs (December 31, 2020: $1.7 billion). We recorded $57.3 million of realized and unrealized losses, net on TBAs during the three months ended March 31, 2021 primarily due to a sharp increase in mortgage rates. We did not invest in TBAs during the three months ended March 31, 2020.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three months ended March 31, 2020.

Three Months Ended March 31,
$ in thousands	2020
GSE CRT embedded derivative coupon interest	4,718
Gain (loss) on settlement of GSE CRT embedded derivatives	2,283
Change in fair value of GSE CRT embedded derivatives	(40,053)
Total realized and unrealized credit derivative income (loss), net	(33,052)
Realized and unrealized credit derivative loss in the three months ended March 31, 2020 was driven by a decline in the fair value of our GSE CRT embedded derivatives as asset prices dropped due to spread widening. We did not hold any GSE CRTs during the three months ended March 31, 2021.
Net Gain (Loss) on Extinguishment of Debt
As discussed in Note 6 - "Borrowings" of our condensed consolidated financial statements include in Part I. Item 1. of this report on Form 10-Q, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements during the three months ended March 31, 2020. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt in our condensed consolidated statement of operations.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2020 primarily consisted of quarterly dividends from FHLBI stock. The amount of our dividend income varied based upon the number of shares that we were required to own and the dividend declared per share. FHLBI redeemed our stock at cost during 2020. We terminated our FHLBI membership in the third quarter of 2020.
Expenses

We incurred management fees of $4.9 million for the three months ended March 31, 2021 (March 31, 2020: $11.0 million). Management fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to a lower management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.0 million for the three months ended March 31, 2021 (March 31, 2020: $3.1 million). General and administrative expenses primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic during the three months ended March 31, 2020 totaling $1.1 million.
Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2021, our net loss attributable to common stockholders was $20.4 million (March 31, 2020: $1.6 billion net loss attributable to common stockholders) or $0.09 basic and diluted net loss per average share available to common stockholders (March 31, 2020: $10.38 basic and diluted net loss per average share available to common stockholders). The change in net loss attributable to common stockholders was primarily due to (i) net gains on derivative instruments of $287.0 million in the 2021 period compared to net losses on derivative instruments of $910.8 million in the 2020 period; (ii) net losses on investments of $331.9 million in the 2021 period compared to a net losses on investments of $755.5 million in the 2020 period; (iii) credit derivative net losses of $33.1 million in the 2020 period; and (iv) a $59.3 million decrease in net interest income.
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
We adjust our calculations of non-GAAP financial measures for changes in the composition of our investment portfolio where appropriate. We have historically adjusted core earnings to exclude the impact of realized and unrealized gains and losses on GSE CRT embedded derivatives. Beginning in 2021, realized and unrealized gains and losses on GSE CRT embedded derivatives no longer impacted the reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings because we sold all of our GSE CRTs that were accounted for as hybrid financial instruments during 2020. Additionally, we have historically calculated effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that was recorded as realized and unrealized credit derivative income (loss), net. As we no longer earn embedded derivative coupon interest due to the sale of our GSE CRTs during 2020, effective interest income will be equal to U.S. GAAP total interest income beginning in 2021.
We did not present core earnings for the first half of 2020 or for the year ended December 31, 2020 because core earnings excluded the material adverse impact of the market disruption caused by the COVID-19 pandemic on our financial condition. In addition, core earnings for the first half of 2020 and the year ended December 31, 2020 was not indicative of the reduced earnings potential of our current investment portfolio.

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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to core earnings for the following periods:

Three Months Ended March 31,
$ in thousands, except per share data	2021
Net income (loss) attributable to common stockholders	(20,382)
Adjustments:
(Gain) loss on investments, net	331,857
Realized (gain) loss on derivative instruments, net (1)	(282,250)
Unrealized (gain) loss on derivative instruments, net (1)	(9,260)
TBA dollar roll income (2)	10,545
(Gain) loss on foreign currency transactions, net (3)	16
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(5,368)
Subtotal	45,540
Core earnings attributable to common stockholders	25,158
Basic income (loss) per common share	(0.09)
Core earnings per share attributable to common stockholders (5)	0.11
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

Three Months Ended March 31,
$ in thousands	2021
Realized gain (loss) on derivative instruments, net	282,250
Unrealized gain (loss) on derivative instruments, net	9,260
Contractual net interest income (expense) on interest rate swaps	(4,549)
Gain (loss) on derivative instruments, net	286,961

(2)A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement versus the TBA price for forward month settlement. We include TBA dollar roll income in core earnings because it is the economic equivalent of interest income on the underlying Agency securities, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our condensed consolidated statements of operations.
(3)Gain (loss) on foreign currency transactions, net is included in other investment income (loss) net on the condensed consolidated statements of operations.
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

Three Months Ended March 31,
$ in thousands	2021
Interest expense on repurchase agreement borrowings	3,708
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,368)
Repurchase agreements interest expense	(1,660)
(5)Core earnings per share attributable to common stockholders is equal to core earnings divided by the basic weighted average number of common shares outstanding.
The components of core earnings for the three months ended March 31, 2021 are:

Three Months Ended March 31,
$ in thousands	2021
Effective net interest income(1)	31,753
TBA dollar roll income	10,545
Equity in earnings (losses) of unconsolidated ventures	(94)
(Increase) decrease in provision for credit losses	938
Total expenses	(6,877)
Total core earnings	36,265
Dividends to preferred stockholders	(11,107)
Core earnings attributable to common stockholders	25,158
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Core earnings during the three months ended March 31, 2021 was driven by effective net interest income and TBA dollar roll income. As discussed above, we did not report core earnings for the three months ended March 31, 2020.

Effective Interest Income / Effective Yield / Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
Prior to 2021, we calculated effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that was recorded as realized and unrealized credit derivative income (loss), net. We included our GSE CRT embedded derivative coupon interest in effective interest income because GSE CRT coupon interest was not accounted for consistently under U.S. GAAP. We accounted for GSE CRTs purchased prior to August 24, 2015 as hybrid financial instruments, but elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option is recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments was recorded as realized and unrealized credit derivative income (loss). We added back GSE CRT embedded derivative coupon interest to our total interest income because we considered GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument.
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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net; amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense and GSE CRT embedded derivative coupon interest that was recorded as realized and unrealized credit derivative income (loss), net.
We believe the presentation of effective interest income, effective yield, effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding our borrowing costs and operating performance.
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended March 31,
	2021		2020
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	40,010	1.72%	186,699	4.19%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	4,718	0.10%
Effective interest income	40,010	1.72%	191,417	4.29%

Our effective interest income decreased in the three months ended March 31, 2021 versus the same period in 2020 due to lower average earning assets and changes in portfolio composition. Our average earning assets decreased to $9.3 billion for the three months ended March 31, 2021 from $17.8 billion for the same period in 2020 primarily because we sold MBS and GSE CRTs due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed. Our effective yield decreased in the three months ended March 31, 2021 versus the same period in 2020 due to changes in portfolio composition. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS as of March 31, 2021 compared to 18% as of March 31, 2020.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2021		2020
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(1,660)	(0.08)%	85,688	2.07%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	5,368	0.26%	10,067	0.24%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	4,549	0.22%	(11,924)	(0.29)%
Effective interest expense	8,257	0.40%	83,831	2.02%

Our effective interest expense and effective cost of funds decreased during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower interest expense paid on our repurchase agreements due to lower average borrowings and a lower Federal Funds target interest rate. Lower interest expense on repurchase agreements was partially offset by contractual net interest expense on interest rate swaps of $4.5 million during the three months ended March 31, 2021 compared to $11.9 million of contractual net interest income for the same period in 2020.
The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2021		2020
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	41,670	1.80%	101,011	2.12%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,368)	(0.26)%	(10,067)	(0.24)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	4,718	0.10%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(4,549)	(0.22)%	11,924	0.29%
Effective net interest income	31,753	1.32%	107,586	2.27%

Effective net interest income and effective interest rate margin for the three months ended March 31, 2021 decreased from the same period in 2020 primarily due to lower average earning assets and lower effective yields that were partially offset by lower average borrowings and a lower effective cost of funds driven by cuts in the Federal Funds rate.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of March 31, 2021 and December 31, 2020. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of March 31, 2021, approximately 91% of our equity is allocated to Agency RMBS.

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

March 31, 2021

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	8,997,918	101,824	9,099,742
Cash and cash equivalents (2)	198,357	—	198,357
Restricted cash (3)	380,678	—	380,678
Derivative assets, at fair value (3)	16,634	559	17,193
Other assets	30,340	36,526	66,866
Total assets	9,623,927	138,909	9,762,836

Repurchase agreements	8,240,887	—	8,240,887
Derivative liabilities, at fair value (3)	4,273	—	4,273
Other liabilities	31,155	4,589	35,744
Total liabilities	8,276,315	4,589	8,280,904

Total stockholders' equity (allocated)	1,347,612	134,320	1,481,932
Debt-to-equity ratio (4)	6.1	—	5.6
Economic debt-to-equity ratio (5)	7.3	—	6.6
(1)Investments in non-Agency CMBS, non-Agency RMBS, a commercial loan and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets and liabilities are allocated based on the hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.5 billion as of March 31, 2021) to total stockholders' equity.

December 31, 2020

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	8,050,865	121,317	8,172,182
Cash and cash equivalents (2)	148,011	—	148,011
Restricted cash	243,963	610	244,573
Derivative assets, at fair value (3)	9,893	111	10,004
Other assets	17,606	40,475	58,081
Total assets	8,470,338	162,513	8,632,851

Repurchase agreements	7,228,699	—	7,228,699
Derivative liabilities, at fair value (3)	5,537	807	6,344
Other liabilities	27,114	3,536	30,650
Total liabilities	7,261,350	4,343	7,265,693

Total stockholders' equity (allocated)	1,208,988	158,170	1,367,158
Debt-to-equity ratio (4)	6.0	—	5.3
Economic debt-to-equity ratio (5)	7.4	—	6.6
(1)Investments in non-Agency CMBS, non-Agency RMBS, a commercial loan and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
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
We held cash, cash equivalents and restricted cash of $579.0 million at March 31, 2021 (March 31, 2020: $365.0 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $34.5 million for the three months ended March 31, 2021 (March 31, 2020: $110.0 million).
Our investing activities used net cash of $986.3 million in the three months ended March 31, 2021 compared to net cash provided by investing activities of $11.6 billion in the three months ended March 31, 2020. Our primary source of cash from investing activities for the three months ended March 31, 2021 was proceeds from sales of MBS and GSE CRTs of $5.5 billion (March 31, 2020: $16.2 billion). We also generated $200.6 million from principal payments of MBS and GSE CRTs during the three months ended March 31, 2021 (March 31, 2020: $636.5 million). We invested $7.0 billion in MBS and GSE CRTs during the three months ended March 31, 2021 (March 31, 2020: $4.4 billion). We received cash of $282.3 million to settle derivative contracts in the three months ended March 31, 2021 (March 31, 2020: net cash used of $904.2 million).
Our financing activities provided net cash of $1.1 billion for the three months ended March 31, 2021 (March 31, 2020: net cash used by financing activities of $11.6 billion). We received net cash from repurchase agreement borrowing of $1.0 billion (March 31, 2020: net repayments of $11.2 billion). In addition, we repaid $300.0 million of secured loans from the FHLBI upon their maturity during the three months ended March 31, 2020. We also used cash of $27.4 million for the three months ended March 31, 2021 to pay dividends (March 31, 2020: $74.8 million). Proceeds from issuance of common stock provided $161.4 million for the three months ended March 31, 2021 (March 31, 2020: $347.3 million).
As of March 31, 2021, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.9% for Agency RMBS. The haircuts ranged from a low of 4% to a high of 5%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a "margin call," which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
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

Forward-Looking Statements Regarding Liquidity
As of March 31, 2021, we held $8.6 billion of Agency securities that are financed by repurchase agreements. We also had approximately $494.5 million of unencumbered investments and unrestricted cash of $198.4 million as of March 31, 2021.
Based upon our current portfolio and existing borrowing arrangements, we believe that cash flow from operations, and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our required distributions to stockholders and fund other general corporate expenses.
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
As of March 31, 2021, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	8,240,887	8,240,887	—	—	—
Interest expense on repurchase agreements	1,153	1,153	—	—	—
Total (1)	8,242,040	8,242,040	—	—	—

(1)Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
We have committed to invest up to $125.4 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of March 31, 2021, $118.7 million of our commitment to these unconsolidated ventures had been called. We are committed to fund $6.7 million in additional capital to fund future investments and cover future expenses should they occur.

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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2020.
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
As of March 31, 2021, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $74.1 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2021. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	11	5,182,059	270,933
Europe (excluding United Kingdom)	2	884,295	42,148
Asia	4	2,174,533	109,449
Total	17	8,240,887	422,530

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2021, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2021.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of

U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2021, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk associated with the COVID-19 pandemic, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020.
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
Unprecedented government responses to the COVID-19 pandemic, including fiscal stimulus, monetary policy actions, and various purchase and financing programs have impacted and will continue to impact credit spreads.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.31)%	(3.00)%
+0.50%	0.21%	(1.35)%
-0.50%	(8.72)%	0.44%
-1.00%	(23.89)%	(0.36)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2021. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at March 31, 2021, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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

Foreign Exchange Rate Risk
We have an investment of €11.4 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 22, 2021. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, we did not repurchase any shares of our common stock.
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

INVESCO MORTGAGE CAPITAL INC.

May 5, 2021	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 5, 2021	By:	/s/ R. Lee Phegley, Jr.
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