Form 10-Q
period 2021-09-30
Invesco Mortgage Capital Inc.
filed 2021-11-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 31, 2021, there were 311,740,760 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021; June 30, 2021; September 30, 2021; March 31, 2020; June 30, 2020 and September 30, 2020	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	62

PART II OTHER INFORMATION		63

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	65

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2021	December 31, 2020
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $8,264,615 and $7,614,935, respectively; net of allowance for credit losses of $1,768 as of December 31, 2020)	8,828,002	8,172,182
Cash and cash equivalents	189,528	148,011
Restricted cash	296,721	244,573
Due from counterparties	10,010	1,078
Investment related receivable	18,358	15,840
Derivative assets, at fair value	190	10,004
Other assets	36,439	41,163
Total assets	9,379,248	8,632,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	7,873,798	7,228,699
Derivative liabilities, at fair value	11,671	6,344
Dividends payable	28,057	18,970
Investment related payable	274	274
Accrued interest payable	829	823
Collateral held payable	—	3,546
Accounts payable and accrued expenses	1,986	1,448
Due to affiliate	6,262	5,589
Total liabilities	7,922,877	7,265,693
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: no shares and 5,600,000 shares issued and outstanding, respectively ($140,000 aggregate liquidation preference as of December 31, 2020)	—	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 311,740,760 and 203,222,108 shares issued and outstanding, respectively	3,117	2,032
Additional paid in capital	3,761,347	3,387,552
Accumulated other comprehensive income	44,034	58,605
Retained earnings (distributions in excess of earnings)	(2,780,095)	(2,644,355)
Total stockholders’ equity	1,456,371	1,367,158
Total liabilities and stockholders' equity	9,379,248	8,632,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share amounts	2021	2020	2021	2020
Interest income
Mortgage-backed and credit risk transfer securities	42,657	26,907	124,725	242,071
Commercial and other loans	525	529	1,621	2,237
Total interest income	43,182	27,436	126,346	244,308
Interest expense
Repurchase agreements (1)	(3,272)	(1,713)	(8,109)	76,059
Secured loans	—	297	—	8,655
Total interest expense	(3,272)	(1,416)	(8,109)	84,714
Net interest income	46,454	28,852	134,455	159,594
Other income (loss)
Gain (loss) on investments, net	(16,830)	65,106	(276,067)	(996,743)
(Increase) decrease in provision for credit losses	—	—	1,768	—
Equity in earnings (losses) of unconsolidated ventures	344	332	581	820
Gain (loss) on derivative instruments, net	35,282	2,886	135,959	(908,236)
Realized and unrealized credit derivative income (loss), net	—	478	—	(35,312)
Net gain (loss) on extinguishment of debt	—	15,849	—	14,742
Other investment income (loss), net	1	402	1	1,936
Total other income (loss)	18,797	85,053	(137,758)	(1,922,793)
Expenses
Management fee – related party	5,432	4,111	15,771	24,857
General and administrative	2,139	1,828	6,279	9,009
Total expenses	7,571	5,939	22,050	33,866
Net income (loss) attributable to Invesco Mortgage Capital Inc.	57,680	107,966	(25,353)	(1,797,065)
Dividends to preferred stockholders	8,394	11,107	29,401	33,320
Issuance and redemption costs of redeemed preferred stock	—	—	4,682	—
Net income (loss) attributable to common stockholders	49,286	96,859	(59,436)	(1,830,385)
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.17	0.53	(0.23)	(10.87)
Diluted	0.17	0.53	(0.23)	(10.87)
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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Net income (loss)	57,680	107,966	(25,353)	(1,797,065)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(473)	22,812	1,663	(217,064)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(54,615)	—	17,124
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(5,601)	(3,243)	(16,398)	(17,813)
Currency translation adjustments on investment in unconsolidated venture	187	397	164	489
Total other comprehensive income (loss)	(5,887)	(34,649)	(14,571)	(217,264)
Comprehensive income (loss)	51,793	73,317	(39,924)	(2,014,329)
Less: Dividends to preferred stockholders	(8,394)	(11,107)	(29,401)	(33,320)
Less: Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)	—
Comprehensive income (loss) attributable to common stockholders	43,399	62,210	(74,007)	(2,047,649)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021; June 30, 2021 and September 30, 2021
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	203,222,108	2,032	3,387,552	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,275)	(9,275)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	43,150,000	432	160,549	—	—	160,981
Stock awards	—	—	—	—	—	—	25,602	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(22,176)	(22,176)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at March 31, 2021	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	246,397,710	2,464	3,548,230	54,827	(2,686,913)	1,481,932
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(73,758)	(73,758)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(4,906)	—	(4,906)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—		43,125,000	431	145,448	—	—	145,879
Stock awards	—	—	—	—	—		158,050	2	—	—	—	2
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(26,071)	(26,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(9,900)	(9,900)
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	239	—	—	239
Balance at June 30, 2021	—	—	6,200,000	149,860	11,500,000	278,108	289,680,760	2,897	3,693,917	49,921	(2,801,324)	1,373,379
Net income (loss)	—	—	—	—	—	—	—	—	—	—	57,680	57,680
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(5,887)	—	(5,887)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	22,060,000	220	67,308	—	—	67,528
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(28,057)	(28,057)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	122	—	—	122
Balance at September 30, 2021	—	—	6,200,000	149,860	11,500,000	278,108	311,740,760	3,117	3,761,347	44,034	(2,780,095)	1,456,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the three months ended March 31, 2020; June 30, 2020 and September 30, 2020
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,616,192)	(1,616,192)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(159,235)	—	(159,235)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	20,700,000	207	346,819	—	—	347,026
Stock awards	—	—	—	—	—	—	10,000	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(82,483)	(82,483)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	131	—	—	131
Balance at March 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	164,966,357	1,650	3,239,602	129,728	(2,523,923)	1,410,381
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(288,839)	(288,839)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(23,380)	—	(23,380)
Stock awards	—	—	—	—	—	—	22,500	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	16,338,511	163	74,071	—	(3,626)	70,608
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,106)	(11,106)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	128	—	—	128
Balance at June 30, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	181,327,368	1,813	3,313,801	106,348	(2,827,494)	1,157,792
Net income (loss)	—	—	—	—	—	—	—	—	—	—	107,966	107,966
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(34,649)	—	(34,649)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	25,431	—	78	—	—	78
Stock awards	—	—	—	—	—	—	22,500	1	—	—	—	1
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(9,070)	(9,070)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at September 30, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	181,375,299	1,814	3,314,008	71,699	(2,739,705)	1,211,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2021	2020
Cash Flows from Operating Activities
Net income (loss)	(25,353)	(1,797,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	28,436	9,821
Realized and unrealized (gain) loss on derivative instruments, net	(149,255)	919,605
Realized and unrealized (gain) loss on credit derivatives, net	—	41,635
(Gain) loss on investments, net	276,067	996,743
Increase (decrease) in provision for credit losses	(1,768)	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	4	245
Other amortization	(15,906)	(17,424)
Net (gain) loss on extinguishment of debt	—	(14,742)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,904)	53,921
Increase (decrease) in operating liabilities	1,134	(49,027)
Net cash provided by operating activities	110,455	143,712
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(13,387,052)	(10,515,245)
Distributions from investments in unconsolidated ventures, net	4,142	2,267
Change in other assets	—	40,846
Principal payments from mortgage-backed and credit risk transfer securities	615,203	730,330
Proceeds from sale of mortgage-backed and credit risk transfer securities	11,815,848	24,265,520
Payment on the sale of credit derivatives	—	(31,353)
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	164,396	(909,435)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	74,250
Net change in due from counterparties and collateral held payable on derivative instruments	(10,167)	(1,110)
Principal payments from commercial loans held-for-investment	—	136
Net cash provided by (used in) investing activities	(797,630)	13,656,206
Cash Flows from Financing Activities
Proceeds from issuance of common stock	375,283	347,182
Redemption of preferred stock	(140,038)	—
Principal repayments of secured loans	—	(1,650,000)
Proceeds from repurchase agreements	71,066,670	55,623,982
Principal repayments of repurchase agreements and related fees	(70,421,571)	(67,898,255)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,311)	30,123
Payments of deferred offering costs	(575)	(29)
Payments of dividends	(96,618)	(117,325)
Net cash provided by (used in) financing activities	780,840	(13,664,322)
Net change in cash, cash equivalents and restricted cash	93,665	135,596
Cash, cash equivalents and restricted cash, beginning of period	392,584	289,502
Cash, cash equivalents and restricted cash, end of period	486,249	425,098
Supplement Disclosure of Cash Flow Information
Interest paid	8,283	145,935
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	1,663	(199,940)
Dividends declared not paid	28,057	11,781
Increase (decrease) in Agency CMBS purchase commitments	—	(99,557)
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	61	328
Dividend paid in common stock	—	74,234
Offering costs not paid	(351)	(78)
Change in foreign currency translation adjustment on other investments	(164)	(489)
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
Beginning in the fourth quarter of 2021, we intend to transition our interest rate swaps that are currently indexed to LIBOR to interest rate swaps that are indexed to the Secured Overnight Financing Rate ("SOFR") in a manner that will allow us to qualify for contract modification relief and maintain the same accounting for and presentation of interest rate swaps that was in place prior to modification. The modifications are not expected to have a material effect on our financial statements.
Our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each become callable at the time the stock begins to pay a LIBOR-based rate. We do not currently intend to amend our Series B or Series C Preferred Stock to change the existing LIBOR cessation fallback language. However, we may seek to apply the guidance if an amendment occurs prior to December 31, 2022.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2021 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	63,783	63,783
Non-Agency RMBS	9,208	9,208
Investments in unconsolidated ventures	12,426	12,426
Total	85,417	85,417
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
The following tables summarize our MBS portfolio by asset type as of September 30, 2021 and December 31, 2020.

September 30, 2021
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	8,471,649	265,091	8,736,740	(10,832)	8,725,908	2.11%
Total Agency RMBS pass-through	8,471,649	265,091	8,736,740	(10,832)	8,725,908	2.11%
Agency-CMO (2)	214,499	(185,669)	28,830	273	29,103	6.76%
Non-Agency CMBS	61,427	(3,588)	57,839	5,944	63,783	8.80%
Non-Agency RMBS (3)(4)(5)	446,214	(436,825)	9,389	(181)	9,208	6.42%
Total	9,193,789	(360,991)	8,832,798	(4,796)	8,828,002	2.17%

(1)Period-end weighted average yield is based on amortized cost as of September 30, 2021 and incorporates future prepayment and loss assumptions.
(2)Agency collateralized mortgage obligation ("Agency-CMO") are interest-only securities ("Agency IO").
(3)Non-Agency RMBS is 62.5% fixed rate, 36.5% variable rate, and 1.0% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage ("ARM") loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.0 million is non-accretable (calculated using the principal/notional balance) based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.9% of principal/notional balance, 45.9% of amortized cost and 25.9% of fair value.

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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2021 and December 31, 2020. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of September 30, 2021 and December 31, 2020, approximately 99% of our MBS are accounted for under the fair value option.

	September 30, 2021			December 31, 2020
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate	—	8,725,908	8,725,908	—	8,050,866	8,050,866
Total RMBS Agency pass-through	—	8,725,908	8,725,908	—	8,050,866	8,050,866
Agency-CMO	—	29,103	29,103	—	—	—
Non-Agency CMBS	63,783	—	63,783	109,583	—	109,583
Non-Agency RMBS	6,980	2,228	9,208	7,267	4,466	11,733
Total	70,763	8,757,239	8,828,002	116,850	8,055,332	8,172,182
The components of the carrying value of our MBS portfolio at September 30, 2021 and December 31, 2020 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $18.0 million at September 30, 2021 (December 31, 2020: $15.4 million).

	September 30, 2021
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	8,542,366	651,423	9,193,789
Unamortized premium	266,933	—	266,933
Unamortized discount	(9,645)	(618,279)	(627,924)
Gross unrealized gains (1)	24,714	560	25,274
Gross unrealized losses (1)	(27,856)	(2,214)	(30,070)
Fair value	8,796,512	31,490	8,828,002

	December 31, 2020
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	7,757,491	800,426	8,557,917
Unamortized premium	391,644	—	391,644
Unamortized discount	(10,067)	(795,018)	(805,085)
Allowance for credit losses	(1,768)	—	(1,768)
Gross unrealized gains (1)	34,539	103	34,642
Gross unrealized losses (1)	(4,527)	(641)	(5,168)
Fair value	8,167,312	4,870	8,172,182
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2021 and 2020 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2021 and December 31, 2020.

$ in thousands	September 30, 2021	December 31, 2020
Less than one year	17,227	22,112
Greater than one year and less than five years	1,329,791	5,303,917
Greater than or equal to five years	7,480,984	2,846,153
Total	8,828,002	8,172,182

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

September 30, 2021

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate (1)	5,382,665	(27,856)	47	—	—	—	5,382,665	(27,856)	47
Total Agency RMBS pass-through	5,382,665	(27,856)	47	—	—	—	5,382,665	(27,856)	47
Agency-CMO (1)	12,185	(286)	3	—	—	—	12,185	(286)	3
Non-Agency RMBS (2)	2,374	(1,905)	11	12	(23)	4	2,386	(1,928)	15
Total	5,397,224	(30,047)	61	12	(23)	4	5,397,236	(30,070)	65
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with fair value of $2.1 million for which the fair value option has been elected. Such securities have unrealized losses of $1.9 million.
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

As of December 31, 2020, we had recorded an allowance for credit losses of $1.8 million on a single non-Agency CMBS on our condensed consolidated balance sheet. We recorded a $1.8 million decrease in the provision for credit losses on our condensed consolidated statement of operations during the nine months ended September 30, 2021. As of September 30, 2021, we do not have an allowance for credit losses recorded on our condensed consolidated balance sheet. We did not record any provisions for credit losses during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, we recorded impairments of $9.0 million and $94.1 million, respectively, on our condensed consolidated statement of operations because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. The following table presents a roll-forward of our allowance for credit losses.

Nine Months Ended September 30,
$ in thousands	2021
Beginning allowance for credit losses	(1,768)
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	1,768
Ending allowance for credit losses	—

The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Gross realized gains on sale of investments	3,096	68,994	3,297	650,859
Gross realized losses on sale of investments	(7,547)	(18,884)	(242,601)	(1,009,773)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(8,983)	—	(94,104)
Net unrealized gains and losses on MBS and GSE CRT accounted for under the fair value option	(13,825)	23,994	(35,933)	(537,433)
Net unrealized gains and losses on commercial loan and loan participation interest	1,446	(15)	(830)	(2,484)
Realized loss on loan participation interest	—	—	—	(3,808)
Total gain (loss) on investments, net	(16,830)	65,106	(276,067)	(996,743)
The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2021 and 2020. GSE CRT interest income excludes coupon interest associated with embedded derivatives of $478,000 and $6.3 million for the three and nine months ended September 30, 2020, respectively, that was recorded as realized and unrealized credit derivative income (loss), net.
For the three months ended September 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	50,748	(9,548)	41,200
Non-Agency CMBS	761	480	1,241
Non-Agency RMBS	483	(273)	210
Other	6	—	6
Total	51,998	(9,341)	42,657
For the three months ended September 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	16,098	(2,520)	13,578
Agency CMBS	—	—	—
Non-Agency CMBS	10,259	3,109	13,368
Non-Agency RMBS	879	(874)	5
GSE CRT	223	(274)	(51)
Other	7	—	7
Total	27,466	(559)	26,907
For the nine months ended September 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	150,306	(31,482)	118,824
Non-Agency CMBS	3,102	2,203	5,305
Non-Agency RMBS	1,574	(997)	577
Other	19	—	19
Total	155,001	(30,276)	124,725

For the nine months ended September 30, 2020

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	123,537	(24,327)	99,210
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	72,921	12,640	85,561
Non-Agency RMBS	13,163	1,646	14,809
GSE CRT	10,230	(2,560)	7,670
Other	743	—	743
Total	256,416	(14,345)	242,071

Note 5 – Other Assets
The following table summarizes our other assets as of September 30, 2021 and December 31, 2020:

$ in thousands	September 30, 2021	December 31, 2020
Commercial loan, held-for-investment	22,268	23,098
Investments in unconsolidated ventures	12,426	16,408
Prepaid expenses and other assets	1,745	1,657
Total	36,439	41,163
In March 2021, we agreed to extend the contractual maturity of our commercial loan investment from February 2021 to February 2022 at the request of the borrower. The borrower continues to make current interest payments on the loan and posted additional cash reserves in connection with the loan modification. The loan had a principal balance of $23.9 million as of September 30, 2021 and December 31, 2020 and a weighted average coupon rate of 8.59% as of September 30, 2021 and 8.65% as of December 31, 2020. We account for this investment using the fair value option.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.

Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We fully repaid our secured loans during the year ended December 31, 2020. The following tables summarize certain characteristics of our borrowings at September 30, 2021 and December 31, 2020. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	September 30, 2021
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	7,873,798	0.12%	56
Total Borrowings	7,873,798	0.12%	56

$ in thousands	December 31, 2020
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	7,228,699	0.21%	14
Total Borrowings	7,228,699	0.21%	14
Repurchase Agreements
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. We received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin calls and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. While certain of our repurchase agreement counterparties permitted our repurchase agreements to remain outstanding while we were not in compliance, other counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. As of May 7, 2020, we repaid all of our repurchase agreements that may have been in default. Gains and losses associated with the termination of these repurchase agreements during the three and nine months ended September 30, 2020 are reported as net gain (loss) on extinguishment of debt in our condensed consolidated statement of operations.
We resumed financing the purchase of Agency RMBS with repurchase agreements in July 2020. These repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities of approximately one to six months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2021.
Secured Loans
During the year ended December 31, 2020, IAS Services LLC, our former wholly-owned captive insurance subsidiary, fully repaid its outstanding secured loans from the Federal Home Loan Bank of Indianapolis ("FHLBI").

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts and to-be-announced securities forward contracts ("TBAs") as of September 30, 2021 and December 31, 2020. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2021 and December 31, 2020, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2021	December 31, 2020
Repurchase Agreements:
Agency RMBS	8,264,615	7,614,935
Cash	1,095	700
Total repurchase agreements collateral pledged	8,265,710	7,615,635
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Cash	8,915	378
Restricted cash	296,721	244,573
Total interest rate swaps, currency forward contracts and TBAs collateral pledged	305,636	244,951

Total collateral pledged:
Agency RMBS	8,264,615	7,614,935
Cash	10,010	1,078
Restricted cash	296,721	244,573
Total collateral pledged	8,571,346	7,860,586

	As of
Collateral Held	September 30, 2021	December 31, 2020
Repurchase Agreements:
Cash	—	1,916
Non-cash collateral	—	4,226
Total repurchase agreements collateral held	—	6,142
Interest Rate Swaps, Currency Forward Contracts and TBAs:
Cash	—	1,630
Total interest rate swaps, currency forward contracts and TBAs collateral held	—	1,630

Total collateral held:
Cash	—	3,546
Non-cash collateral	—	4,226
Total collateral held	—	7,772

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
Our repurchase agreement collateral pledged ratio (MBS pledged as collateral/amount outstanding) was 105% as of September 30, 2021 (December 31, 2020: 105%).
Interest Rate Swaps
As of September 30, 2021 and December 31, 2020, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2021:

$ in thousands	Notional amount as of December 31, 2020	Additions	Settlement, Termination, Expiration or Exercise	Notional amount as of September 30, 2021
Interest Rate Swaps (1)	6,300,000	2,500,000	(1,500,000)	7,300,000
Interest Rate Swaptions	—	1,000,000	(1,000,000)	—
Currency Forward Contracts	33,084	51,683	(67,953)	16,814
TBA Purchase Contracts	1,700,000	18,325,000	(18,525,000)	1,500,000
TBA Sale Contracts	—	(18,525,000)	18,525,000	—
Total	8,033,084	3,351,683	(2,567,953)	8,816,814
(1)Notional amount as of September 30, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
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

Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $5.6 million and $16.4 million as a decrease (September 30, 2020: $3.2 million and $17.8 million as a decrease) to interest expense for the three and nine months ended September 30, 2021, respectively. During the next 12 months, we estimate that $20.5 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2021, $35.7 million (December 31, 2020: $52.1 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of September 30, 2021 and December 31, 2020, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on 1-month LIBOR with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of September 30, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.16%	0.09%	2.8
3 to 5 years	1,250,000	0.23%	0.08%	3.9
5 to 7 years	2,225,000	0.44%	0.08%	6.2
7 to 10 years	1,825,000	0.64%	0.08%	8.8
Total	6,300,000	0.41%	0.08%	6.0

$ in thousands	As of December 31, 2020
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
3 to 5 years	2,250,000	0.20%	0.15%	4.2
5 to 7 years	1,775,000	0.43%	0.15%	6.7
7 to 10 years	2,275,000	0.60%	0.15%	9.2
Total	6,300,000	0.41%	0.15%	6.7
As of September 30, 2021, we held $1.3 billion notional amount of interest rate swaps with forward start dates that will receive floating interest based on 1-month LIBOR with a weighted average maturity of 21.0 years and a weighted average fixed pay rate of 1.13%. We did not hold any interest rate swaps with forward start dates as of December 31, 2020.
As of September 30, 2021, we had interest rate swaps whereby we pay floating interest based on 1-month LIBOR and receive interest at a fixed rate with the following maturities outstanding. We did not hold any such interest rate swaps as of December 31, 2020.

$ in thousands	As of September 30, 2021
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.08%	0.49%	2.9
Total	1,000,000	0.08%	0.49%	2.9
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

We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2021, we had $16.8 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
Credit Derivatives
Our GSE CRTs purchased prior to August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on the condensed consolidated balance sheets.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of September 30, 2021 and December 31, 2020.

$ in thousands	As of September 30, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	1,500,000	1,552,969	1,546,582	(6,387)

$ in thousands	As of December 31, 2020
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	1,700,000	1,772,211	1,782,104	9,893
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2021	As of December 31, 2020		As of September 30, 2021	As of December 31, 2020
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	—	Interest Rate Swaps Liability	5,244	5,537
Currency Forward Contracts	190	111	Currency Forward Contracts	40	807
TBAs	—	9,893	TBAs	6,387	—
Total Derivative Assets	190	10,004	Total Derivative Liabilities	11,671	6,344
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of our credit derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

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
The following tables summarizes the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

$ in thousands	Three Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	22,663	(4,175)	11,997	30,485
Currency Forward Contracts	610	—	(266)	344
TBAs	14,820	—	(10,367)	4,453
Total	38,093	(4,175)	1,364	35,282

$ in thousands	Three Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(4,662)	(555)	5,266	49
Currency Forward Contracts	(1,643)	—	675	(968)
TBAs	1,227	—	2,578	3,805
Total	(5,078)	(555)	8,519	2,886

$ in thousands	Nine Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	183,825	(13,296)	292	170,821
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	58	—	847	905
TBAs	(18,934)	—	(16,280)	(35,214)
Total	164,396	(13,296)	(15,141)	135,959

$ in thousands	Nine Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(909,366)	11,369	(13,266)	(911,263)
Currency Forward Contracts	(1,297)	—	519	(778)
TBAs	1,227	—	2,578	3,805
Total	(909,436)	11,369	(10,169)	(908,236)

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
The following tables present information about the assets and liabilities that are subject to master netting agreements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. As of September 30, 2021, our derivative liability of $5.2 million (December 31,

2020: derivative liability of $5.5 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of September 30, 2021

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	190	—	190	(40)	—	150
Total Assets	190	—	190	(40)	—	150

Liabilities
Derivatives (1) (2)	(6,427)	—	(6,427)	40	6,387	—
Repurchase Agreements (3)	(7,873,798)	—	(7,873,798)	7,873,798	—	—
Total Liabilities	(7,880,225)	—	(7,880,225)	7,873,838	6,387	—
As of December 31, 2020

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	10,004	—	10,004	(111)	(1,630)	8,263
Total Assets	10,004	—	10,004	(111)	(1,630)	8,263

Liabilities
Derivatives (1) (2)	(807)	—	(807)	111	610	(86)
Repurchase Agreements (3)	(7,228,699)	—	(7,228,699)	7,228,699	—	—
Total Liabilities	(7,229,506)	—	(7,229,506)	7,228,810	610	(86)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $305.6 million and $245.0 million as of September 30, 2021 and December 31, 2020, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $1.6 million at December 31, 2020. We did not hold cash collateral on our derivatives as of September 30, 2021.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $8.3 billion and $7.6 billion at September 30, 2021 and December 31, 2020, respectively. We pledged cash collateral of $1.1 million and $700,000 under repurchase agreements as of September 30, 2021 and December 31, 2020, respectively. We held cash collateral of $1.9 million under repurchase agreements as of December 31, 2020. We did not hold cash collateral under repurchase agreements as of September 30, 2021.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	8,828,002	—	—	8,828,002
Derivative assets	—	190	—	—	190
Other assets (3)	—	—	22,268	12,426	34,694
Total assets	—	8,828,192	22,268	12,426	8,862,886
Liabilities:
Derivative liabilities	—	11,671	—	—	11,671
Total liabilities	—	11,671	—	—	11,671

	December 31, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	8,172,182	—	—	8,172,182
Derivative assets	—	10,004	—	—	10,004
Other assets (3)	—	—	23,098	16,408	39,506
Total assets	—	8,182,186	23,098	16,408	8,221,692
Liabilities:
Derivative liabilities	—	6,344	—	—	6,344
Total liabilities	—	6,344	—	—	6,344
(1)For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed and Credit Risk Transfer Securities."
(2)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2021 and December 31, 2020, the weighted average remaining term of our investments in unconsolidated ventures was 1.1 years and 1.5 years, respectively.
(3)Includes $22.3 million and $23.1 million of a commercial loan as of September 30, 2021 and December 31, 2020, respectively. We value the loan based on a third party appraisal.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2020	2020
Beginning balance	(17,223)	10,281
Sales and settlements	17,223	31,354
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	(17,223)	(31,354)
Unrealized credit derivative gains (losses), net	17,223	(10,281)
Ending balance	—	—
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest, which we have valued utilizing Level 3 inputs:

Nine Months Ended September 30,
$ in thousands	2020
Beginning balance	44,654
Repayments	(19,269)
Sales	(21,577)
Total net gains and losses included in net income:
Realized losses	(3,808)
Net unrealized gains (losses)	—
Ending balance	—
Realized and unrealized gains and losses on our loan participation interest were included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table shows a reconciliation of the beginning balance of our commercial loan and ending balance at fair value, which we have valued utilizing Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Beginning balance	20,822	21,792	23,098	24,055
Cumulative effect of adoption of new accounting principle	—	—	—	342
Repayments	—	—	—	(136)
Total net unrealized gains (losses) included in net income:
Unrealized gains (losses)	1,446	(15)	(830)	(2,484)
Ending balance	22,268	21,777	22,268	21,777
Unrealized gains and losses on our commercial loan are included in gain (loss) on investments, net in our condensed consolidated statements of operations. We elected the fair value option for our commercial loan on January 1, 2020 when we implemented the new accounting guidance for how entities report credit losses for assets measured at amortized cost.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan:

	Fair Value at	Valuation	Unobservable
$ in thousands	September 30, 2021	Technique	Input	Rate
Commercial Loan	22,268	Discounted Cash Flow	Discount rate	26.3%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2020	Technique	Input	Rate
Commercial Loan	23,098	Discounted Cash Flow	Discount rate	29.9%

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	7,873,798	7,873,781	7,228,699	7,228,719
Total	7,873,798	7,873,781	7,228,699	7,228,719
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
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2021, we reimbursed our Manager $287,000 and $846,000 (September 30, 2020: $281,000 and $839,000) for costs of support personnel, respectively.
We invested $1.9 million in money market or mutual funds managed by affiliates of our Manager as of December 31, 2020. The investments are reported as cash and cash equivalents on our condensed consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased. We did not have any investments in money market of mutual funds managed by affiliates of our Manager as of September 30, 2021.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Incurred costs, prepaid or expensed	2,724	3,381	5,577	8,545
Incurred costs, charged against equity as a cost of raising capital	254	—	646	227
Total incurred costs, originally paid by our Manager	2,978	3,381	6,223	8,772

Note 12 – Stockholders’ Equity
Preferred Stock
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock for $140.0 million plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the nine months ended September 30, 2021. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. Dividends were cumulative and payable quarterly in arrears.
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
As of September 30, 2021, we may sell up to 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under equity distribution agreements.
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
As of September 30, 2021, we sold all of the shares of common stock that we registered with the SEC under our shelf registration statement in at-the-market or privately negotiated transactions through our equity distribution agreement with a placement agent. During the three months ended September 30, 2021, we sold 22,060,000 shares of common stock under our equity distribution agreement for proceeds of $67.5 million, net of approximately $1.0 million in commissions and fees. During the nine months ended September 30, 2021, we sold 37,610,000 shares of common stock under our equity distribution agreement for proceeds of $125.4 million, net of approximately $1.8 million in commissions and fees. During three and nine months ended September 30, 2020, we sold 25,431 shares of common stock under our equity distribution agreement for proceeds of $80,000, net of approximately $2,000 in commissions and fees.
In May 2021, we granted 127,115 restricted shares of common stock to our independent directors. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Share Repurchase Program
During the three and nine months ended September 30, 2021 and 2020, we did not repurchase any shares of our common stock. As of September 30, 2021, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2021 and 2020. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	Three Months Ended September 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(473)	—	(473)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,601)	(5,601)
Currency translation adjustments on investment in unconsolidated venture	187	—	—	187
Total other comprehensive income (loss)	187	(473)	(5,601)	(5,887)

AOCI balance at beginning of period	476	8,129	41,316	49,921
Total other comprehensive income (loss)	187	(473)	(5,601)	(5,887)
AOCI balance at end of period	663	7,656	35,715	44,034

	Three Months Ended September 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	22,812	—	22,812
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	(54,615)	—	(54,615)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(3,243)	(3,243)
Currency translation adjustments on investment in unconsolidated venture	397	—	—	397
Total other comprehensive income (loss)	397	(31,803)	(3,243)	(34,649)

AOCI balance at beginning of period	(553)	45,564	61,337	106,348
Total other comprehensive income (loss)	397	(31,803)	(3,243)	(34,649)
AOCI balance at end of period	(156)	13,761	58,094	71,699

	Nine Months Ended September 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	1,663	—	1,663
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(16,398)	(16,398)
Currency translation adjustments on investment in unconsolidated venture	164	—	—	164
Total other comprehensive income (loss)	164	1,663	(16,398)	(14,571)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	164	1,663	(16,398)	(14,571)
AOCI balance at end of period	663	7,656	35,715	44,034

	Nine Months Ended September 30, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(217,064)	—	(217,064)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	17,124	—	17,124
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(17,813)	(17,813)
Currency translation adjustments on investment in unconsolidated venture	489	—	—	489
Total other comprehensive income (loss)	489	(199,940)	(17,813)	(217,264)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income (loss)	489	(199,940)	(17,813)	(217,264)
AOCI balance at end of period	(156)	13,761	58,094	71,699
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
The table below summarizes the dividends we declared during the nine months ended September 30, 2021 and 2020:

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

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
August 3, 2021	0.4844	3,003	September 27, 2021
May 4, 2021	0.4844	3,004	June 28, 2021
February 19, 2021	0.4844	3,003	March 29, 2021
2020
August 5, 2020	0.4844	3,003	September 28, 2020
May 9, 2020	0.4844	3,004	June 29, 2020
February 18, 2020	0.4844	3,003	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
August 3, 2021	0.46875	5,391	September 27, 2021
May 4, 2021	0.46875	5,390	June 28, 2021
February 19, 2021	0.46875	5,391	March 29, 2021
2020
August 5, 2020	0.46875	5,391	September 28, 2020
May 9, 2020	0.46875	5,390	June 29, 2020
February 18, 2020	0.46875	5,391	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2021
September 28, 2021	0.09	28,057	October 26, 2021
June 23, 2021	0.09	26,071	July 27, 2021
March 26, 2021	0.09	22,176	April 27, 2021
2020
September 30, 2020	0.05	9,070	October 27, 2020
June 17, 2020	0.02	3,626	July 28, 2020
March 17, 2020	0.50	82,483	June 30, 2020
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

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020	2021	2020
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	49,286	96,859	(59,436)	(1,830,385)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	297,196	181,350	260,699	168,402
Effect of dilutive securities:
Restricted stock awards	17	11	—	—
Dilutive Shares	297,213	181,361	260,699	168,402
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.17	0.53	(0.23)	(10.87)
Diluted	0.17	0.53	(0.23)	(10.87)
The following potential weighted average common shares were excluded from diluted earnings per share for the nine months ended September 30, 2021 as the effect would be antidilutive: 15,822 for restricted stock awards (11,131 for restricted stock awards for nine months ended September 30, 2020).
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2021 are discussed below.
As discussed in Note 5 - "Other Assets", we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invest in the partnerships as a limited partner. The entities are structured such that capital commitments are to be drawn down over the life of the partnership as investment opportunities are identified. As of September 30, 2021 and December 31, 2020, our undrawn capital and purchase commitments were $6.6 million and $6.8 million, respectively.
Note 15 – Subsequent Events
We declared the following dividends on November 2, 2021: a Series B Preferred Stock dividend of $0.4844 per share payable on December 27, 2021 to our stockholders of record as of December 5, 2021 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 27, 2021 to our stockholders of record as of December 5, 2021.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations." If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We continuously evaluate new investment opportunities to complement our current investment portfolio by expanding our target assets and diversifying our risk profile.
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
While financial conditions tightened modestly during the third quarter of 2021 as credit spreads widened and volatility increased in reaction to higher price data, they remained accommodative by historical standards. Concerns around the impact of the COVID-19 delta variant remain, although the number of reported cases has been declining since early September. Interest rates across the yield curve remained relatively stable despite the increase in prices. Likewise, equity performance was also stable, with the S&P 500 gaining 0.6% and the NASDAQ losing 0.2%. The employment picture continued to improve during the quarter, as gains in nonfarm payrolls averaged 550,000 per month, and the unemployment rate fell from 5.9% to 4.8% at quarter-end. Consumer activity was mixed during the quarter, as consumer confidence measures fell while spending and retail sales both increased modestly. With the rollout of COVID-19 vaccinations continuing, albeit at a slowing pace, we remain cautiously optimistic about near-term gains in economic activity, although pressure from higher prices remains a concern.
The yield curve was largely unchanged during the third quarter as persistent inflation fears were offset by concerns that the increase in COVID-19 cases could upend the recovery. The yield on the 10 year Treasury bond rose 2 basis points to 1.49%, while the yield on the 2 year Treasury note rose 3 basis points to 0.28%. While the short end of the yield curve remains pinned close to zero as the Federal Open Market Committee ("FOMC") targets the lower bound, the futures market has begun to price in increases to the Federal Funds rate beginning late next year. The consumer price index ("CPI") remained elevated, ending the third quarter at 5.4%, unchanged from last quarter, while the CPI excluding food and energy ended the quarter at 4.0%, down from 4.5% last quarter. Commodity prices continued to march higher during the quarter, with West Texas Intermediate ("WTI")

crude recording a 5.8% increase and the Commodity Research Bureau ("CRB") commodity index gaining 7.3%. Despite these price increases, breakeven rates on inflation-protected Treasuries were mixed during the third quarter, perhaps reflecting a belief that these price increases are transitory in nature. The inflation rate implied by 2 year U.S. Treasury inflation-protected securities ("TIPS") fell 19 basis points to 2.53%, while the 5 year breakeven rate rose 3 basis points, also to 2.53%.
CMBS risk premiums were relatively unchanged in the third quarter. Amid the COVID-19 vaccine program and progress toward controlling the pandemic, the economy is showing signs of improvement despite elevated case counts largely fueled by the delta variant. This pick-up in economic activity has translated to improving employment levels and increased commercial real estate activity. While commercial mortgage loan delinquencies remain elevated across many property types, they continue to decline from their post-pandemic peak levels. The lodging and retail sectors have experienced the highest level of loan delinquencies due to travel restrictions and a sharp slowdown in activity. Office, multi-family and industrial property sectors continue to post relatively lower delinquency levels. Loans secured by office properties have benefited from long-term tenant leases and industrial warehouse properties have benefited from growing online shopping, as online retailers have demanded more space to support their fulfillment process. Despite increased vacancy rates among some multi-family properties located in central business districts, many properties have performed relatively well as renters have been aided by government support and generous forbearance practices.
While residential real estate fundamentals deteriorated significantly at the onset of the pandemic, low mortgage rates and tight housing supply have driven a significant recovery. Demographic trends and changes in housing preferences shaped by the pandemic led to robust demand, especially for single family homes. This strength is reflected in home price appreciation, which has accelerated rapidly over the past year. Meanwhile, credit spreads on residential mortgage-backed securities have largely reversed the widening that occurred in March 2020.
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
Agency RMBS performance was mixed during the third quarter, as higher coupons benefited from early indications of prepayment burnout while lower coupons suffered from an increased likelihood that the Federal Reserve will begin to taper their purchase activity during the fourth quarter of 2021. Prepayment speeds remained elevated during the quarter, but a decline in refinancing activity, seasonal factors, and the anticipation of higher rates as inflation concerns persist should lead to modestly slower speeds in the months ahead. Premiums on specified pool Agency RMBS were generally unchanged during the quarter, and we expect those premiums to remain sensitive to the general level of interest rates. The dollar roll market for lower coupon TBA securities continues to be a bright spot, as implied financing rates remained attractive throughout the quarter given persistent demand from the Federal Reserve and commercial banks. Despite the anticipated reduction in Agency RMBS purchases by the Federal Reserve, diminishing supply and continued demand from commercial banks should support valuations in the coming months.
As we move into the fourth quarter, investors continue to be focused on the pace of the recovery, the increase in price pressures, the trajectory of new COVID-19 cases and the timing of the Federal Reserve's taper of asset purchases. Our expectation is that growth in the U.S. will remain robust while supply chain frictions associated with the reopening of the economy will continue to pressure inflation expectations higher in the near term.
Proposed Changes to LIBOR
In March 2021, the U.K. Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that December 31, 2021 will be the cessation date for 1-week & 2-month tenors of USD-LIBOR. The FCA also set June 30, 2023 as the cessation date for the other five tenors (overnight, 1-month, 3-month, 6-month and 12-month) of USD-LIBOR. Additionally, this FCA announcement constitutes an index cessation event under the International Swaps and Derivatives Association Inc.’s ("ISDA") IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, as well as the Alternative Reference Rates Committee's ("ARRC") fallback language for non-consumer cash products, giving the market clarity on the spread adjustments to alternative reference rate based fallbacks for all EUR-, CHF-, GBP-, JPY- and USD-LIBOR settings.
In July 2021, the ARRC formally recommended Chicago Mercantile Exchange Group's forward looking Secured Overnight Financing Rate ("SOFR") term rate. However, market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. For example, the mortgage and derivatives markets have adopted the daily compounded and paid in arrears SOFR convention. In contrast, government sponsored enterprises, such as Fannie Mae, and Freddie Mac have begun issuing adjustable rate mortgages, mortgage-backed securities, and credit risk transfer deals indexed to the 30-, 90-, and 180-day Average SOFR rates published by the Federal Reserve Bank of New York as well as Term SOFR rates in the future. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread and there is no assurance that the spread adjustments will avoid negative financial impacts on our portfolio at the time of transition.
We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. We do not currently intend to amend our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock or our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language. Our Series B and Series C Preferred Stock each become callable at the time the stock begins to pay a USD-LIBOR-based rate. Should we choose to call the Series B or Series C Preferred Stock to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.
The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. Beginning in the fourth quarter of 2021, we intend to transition our interest rate swaps that are currently indexed to LIBOR to interest rate swaps that are indexed to SOFR in a manner that will allow us to qualify for contract modification relief and maintain the same accounting for and presentation of interest rate swaps that was in place prior to modification. As discussed above, while we do not currently intend to amend our Series B or Series C Preferred Stock to change the USD-LIBOR cessation fallback language, we may seek to apply the guidance if an amendment occurs prior to December 31, 2022.
Investment Activities
The table below shows the composition of our investment portfolio as of September 30, 2021, December 31, 2020 and September 30, 2020:

	As of
$ in thousands	September 30, 2021	December 31, 2020	September 30, 2020
Agency RMBS:
30 year fixed-rate, at fair value	8,725,908	8,050,866	5,536,103
Agency CMO, at fair value	29,103	—	—
Non-Agency CMBS, at fair value	63,783	109,583	427,369
Non-Agency RMBS, at fair value	9,208	11,733	13,068
GSE CRT, at fair value	—	—	4,917
Commercial loan, at fair value	22,268	23,098	21,777
Investments in unconsolidated ventures	12,426	16,408	19,975
Subtotal	8,862,696	8,211,688	6,023,209
TBAs, at implied cost basis (1)	1,552,969	1,772,211	932,313
Total investment portfolio, including TBAs	10,415,665	9,983,899	6,955,522
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our condensed consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to physically settle on the contractual settlement date as derivative financial instruments. We value TBAs on our condensed consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. For further details of our U.S GAAP accounting for TBAs, refer to Note 8 "Derivatives and Hedging Activities" in Part I. Item 1 of this report on Form 10-Q. Our TBA dollar roll transactions are a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.

We sold $11.8 billion and purchased $13.4 billion of Agency RMBS during the nine months ended September 30, 2021 primarily to rotate into higher yielding securities. Purchases were funded with proceeds from the sales, paydowns of securities and by leveraging proceeds from the issuance of common stock.
As of September 30, 2021, our holdings of 30 year fixed-rate Agency RMBS represented approximately 84% of our total investment portfolio, including TBAs, versus 81% as of December 31, 2020 and 80% as of September 30, 2020. We sold substantially all of our Agency RMBS portfolio in the first half of 2020 to generate liquidity and reduce leverage. We resumed investing in 30 year fixed-rate Agency RMBS in July 2020 and began investing in TBAs in the third quarter of 2020. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2021 consisted of specified pools with coupon distributions as shown in the table below.

$ in thousands	Fair Value	Percentage
2.0%	3,829,453	43.9%
2.5%	2,453,797	28.1%
3.0%	2,190,944	25.1%
3.5%	251,714	2.9%
Total 30 year fixed-rate Agency RMBS	8,725,908	100.0%
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
We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of September 30, 2021, the implied cost basis of TBAs represented approximately 15% of our total investment portfolio versus 18% as of December 31, 2020 and 13% as of September 30, 2020. As of September 30, 2021, our investments consist of 30 year Agency RMBS TBAs with 2.5% coupons in conventional collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were below those available in the repurchase market due to the magnitude and persistence of the Federal Reserve's MBS purchase program, which began to increase holdings in March 2020. We expect the Federal Reserve to begin reducing net purchases of Agency RMBS in the fourth quarter of 2021, and ending net purchases in the middle of 2022. It is likely the Federal Reserve will continue to reinvest all or a portion of paydowns on their MBS portfolio in the subsequent quarters, which would continue to support the Agency RMBS TBA dollar roll market.
As of September 30, 2021 and December 31, 2020 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs, versus 6% as of September 30, 2020. Most of our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated investment grade by a nationally recognized statistical rating organization. All of our non-Agency CMBS are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2021. Further, approximately 72% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2021.
As of September 30, 2021, December 31, 2020 and September 30, 2020, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
We did not hold any GSE CRTs as of September 30, 2021 or December 31, 2020. Our holdings of GSE CRT represented less than 1% of our total investment portfolio, including TBAs as of September 30, 2020. GSE CRTs are unsecured general obligations of the GSEs that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans that collateralize MBS issued and guaranteed by the GSEs.
As of September 30, 2021, we held an investment in one commercial real estate mezzanine loan that is due in 2022 and has a loan-to-value ratio of approximately 78.9%.
As of September 30, 2021, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets.

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
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2020	5,243,288	3,373,356	5,243,288
December 31, 2020	7,228,699	6,883,773	7,237,496
March 31, 2021	8,240,887	8,359,010	8,708,686
June 30, 2021	7,851,204	7,945,494	8,004,924
September 30, 2021	7,873,798	7,846,536	7,886,360
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

We have committed to invest up to $125.3 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2021, $118.7 million of our commitment to these unconsolidated ventures has been called. We are committed to fund $6.6 million in additional capital to fund future investments and cover future expenses should they occur.
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
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2021, we terminated existing swaps with a notional amount of $1.5 billion and entered into new swaps with a notional amount of $2.5 billion as part of our overall risk management strategy. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net gain of $183.8 million on interest rate swaps during the nine months ended September 30, 2021 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of September 30, 2021, we had €14.3 million or $16.8 million (December 31, 2020: €27.8 million or $33.1 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the nine months ended September 30, 2021, we settled currency forward contracts of €56.5 million or $68.0 million (September 30, 2020: €62.5 million or $68.8 million) in notional amount and realized a net gain of $58,000 (September 30, 2020: $1.3 million net loss).

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
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock for $140.0 million plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the nine months ended September 30, 2021.
As of September 30, 2021, we sold all of the shares of common stock that we registered with the SEC under our shelf registration statement in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. We intend to register an additional 75,000,000 shares of common stock under our shelf registration statement in November 2021 that may be sold under a new equity distribution agreement.
During the three months ended September 30, 2021, we sold 22,060,000 shares of common stock under our equity distribution agreement for proceeds of $67.5 million, net of approximately $1.0 million in commissions and fees. During the nine months ended September 30, 2021, we sold 37,610,000 shares of common stock under our equity distribution agreement for proceeds of $125.4 million, net of approximately $1.8 million in commissions and fees. During three and nine months ended September 30, 2020, we sold 25,431 shares of common stock under our equity distribution agreement for proceeds of $80,000, net of approximately $2,000 in commissions and fees.
For information on dividends declared during the nine months ended September 30, 2021 and 2020, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	As of
$ in thousands except per share amounts	September 30, 2021	December 31, 2020
Numerator (adjusted equity):
Total equity	1,456,371	1,367,158
Less: Liquidation preference of Series A Preferred Stock	—	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	1,013,871	784,658

Denominator (number of shares):
Common stock outstanding	311,741	203,222

Book value per common share	3.25	3.86
Our book value per common share decreased 15.8% as of September 30, 2021 compared to December 31, 2020. The increase in interest rate volatility and prepayment speeds, combined with reduced investor demand for prepayment protection and the potential for an earlier than expected taper of MBS purchases from the Federal Reserve resulted in Agency RMBS sharply underperforming interest rate swap hedges during the first half of 2021. In particular, lower coupon 30 year Agency RMBS underperformed given their increased sensitivity to changes in interest rates and expectations of the Federal Reserve’s tapering. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

Critical Accounting Policies
There have been no significant changes to our critical accounting policies that are disclosed in our most recent Form 10-K for the year ended December 31, 2020.
Recent Accounting Standards
See Part I, Item 1, Financial Statements Note 2 - "Accounting Pronouncements Recently Issued".

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2021	2020	2021	2020
Interest income
Mortgage-backed and credit risk transfer securities	42,657	26,907	124,725	242,071
Commercial and other loans	525	529	1,621	2,237
Total interest income	43,182	27,436	126,346	244,308
Interest expense
Repurchase agreements (1)	(3,272)	(1,713)	(8,109)	76,059
Secured loans	—	297	—	8,655
Total interest expense	(3,272)	(1,416)	(8,109)	84,714
Net interest income	46,454	28,852	134,455	159,594
Other income (loss)
Gain (loss) on investments, net	(16,830)	65,106	(276,067)	(996,743)
(Increase) decrease in provision for credit losses	—	—	1,768	—
Equity in earnings (losses) of unconsolidated ventures	344	332	581	820
Gain (loss) on derivative instruments, net	35,282	2,886	135,959	(908,236)
Realized and unrealized credit derivative income (loss), net	—	478	—	(35,312)
Net gain (loss) on extinguishment of debt	—	15,849	—	14,742
Other investment income (loss), net	1	402	1	1,936
Total other income (loss)	18,797	85,053	(137,758)	(1,922,793)
Expenses
Management fee – related party	5,432	4,111	15,771	24,857
General and administrative	2,139	1,828	6,279	9,009
Total expenses	7,571	5,939	22,050	33,866
Net income (loss) attributable to Invesco Mortgage Capital Inc.	57,680	107,966	(25,353)	(1,797,065)
Dividends to preferred stockholders	8,394	11,107	29,401	33,320
Issuance and redemption costs of redeemed preferred stock	—	—	4,682	—
Net income (loss) attributable to common stockholders	49,286	96,859	(59,436)	(1,830,385)
Net income (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.17	0.53	(0.23)	(10.87)
Diluted	0.17	0.53	(0.23)	(10.87)
Weighted average number of shares of common stock:
Basic	297,196,288	181,349,760	260,698,626	168,402,130
Diluted	297,213,063	181,360,432	260,698,626	168,402,130
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

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Average earning assets (1)	8,713,515	4,186,506	8,955,315	7,962,771
Average earning asset yields (2)	1.98%	2.62%	1.88%	4.09%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $8.7 billion for the three months ended September 30, 2021 (September 30, 2020: $4.2 billion) and $9.0 billion for the nine months ended September 30, 2021 (September 30, 2020: $8.0 billion). Average earning assets increased for the three and nine months ended September 30, 2021 compared to 2020 as we resumed investing in Agency RMBS during the third quarter of 2020 after selling a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic.
We earned total interest income of $43.2 million and $126.3 million for the three and nine months ended September 30, 2021, respectively (September 30, 2020: $27.4 million and $244.3 million). Our interest income includes coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Interest Income
MBS and GSE CRT - coupon interest	51,998	27,466	155,001	256,416
MBS and GSE CRT - net premium amortization	(9,341)	(559)	(30,276)	(14,345)
MBS and GSE CRT - interest income	42,657	26,907	124,725	242,071
Commercial and other loans	525	529	1,621	2,237
Total interest income	43,182	27,436	126,346	244,308
MBS and GSE CRT interest income increased $15.8 million for the three months ended September 30, 2021 compared to 2020 primarily due to a $24.5 million increase in coupon interest reflecting higher average earning assets that was partially offset by a 64 basis point decrease in average earning asset yields. MBS and GSE CRT interest income decreased $117.3 million for the nine months ended September 30, 2021 compared to 2020 reflecting a 221 basis point decrease in average earning asset yields. Average earning asset yields decreased for the three and nine months ended September 30, 2021 compared to 2020 due to changes in portfolio composition. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS during the nine months ended September 30, 2021. For further details on the composition of our investment portfolio as of September 30, 2021 and 2020, see the discussion under Investment Activities above in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest income on our commercial and other loans decreased $4,000 and $616,000 during the three and nine months ended September 30, 2021, respectively, compared to 2020. The decrease for nine months ended September 30, 2021 is primarily due to the sale of our loan participation interest in April 2020.
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

The following table presents net premium amortization recognized on our MBS and GSE CRT portfolio for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Agency RMBS	(9,548)	(2,520)	(31,482)	(24,327)
Agency CMBS	—	—	—	(1,744)
Non-Agency CMBS	480	3,109	2,203	12,640
Non-Agency RMBS	(273)	(874)	(997)	1,646
GSE CRT	—	(274)	—	(2,560)
Net (premium amortization) discount accretion	(9,341)	(559)	(30,276)	(14,345)
Net premium amortization increased $8.8 million and $15.9 million for the three and nine months ended September 30, 2021, respectively, compared to 2020 primarily due to sales of assets purchased at discounts and the purchase of Agency RMBS at premiums during the second half of 2020 and in 2021.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Interest Expense
Interest expense on repurchase agreement borrowings	2,329	1,530	8,289	93,872
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,601)	(3,243)	(16,398)	(17,813)
Repurchase agreements interest expense	(3,272)	(1,713)	(8,109)	76,059
Secured loans	—	297	—	8,655
Total interest expense	(3,272)	(1,416)	(8,109)	84,714
Our interest expense on repurchase agreement borrowings increased $799,000 for the three months ended September 30, 2021 compared to 2020 primarily due to higher average borrowings. Our interest expense on repurchase agreement borrowings decreased $85.6 million for the nine months ended September 30, 2021 compared to 2020 primarily due to a lower average cost of funds reflecting decreases in the Federal Funds interest rate.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $5.6 million and $16.4 million during the three and nine months ended September 30, 2021, respectively, and $3.2 million and $17.8 million during the three and nine months ended September 30, 2020, respectively. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $20.5 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
We repaid our secured loans in the third quarter of 2020 and did not incur interest expense for secured loans during the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the weighted average borrowing rate on our secured loans was 1.16% and 1.47%, respectively.
Our total interest expense during the three months ended September 30, 2021 decreased $1.9 million compared to 2020 primarily due to higher amortization of net deferred gains on de-designated interest rate swaps. Our total interest expense during the nine months ended September 30, 2021 decreased $92.8 million compared to 2020 primarily due to a decrease of $94.2 million in interest expense on repurchase agreements borrowings and secured loans as discussed above.

The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Total average borrowings (1)	7,846,240	3,353,031	8,044,655	6,942,526
Maximum borrowings during the period (2)	7,886,360	5,243,288	8,708,686	23,132,234
Cost of funds (3)	(0.17)%	(0.17)%	(0.13)%	1.63%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings increased $4.5 billion and $1.1 billion in the three and nine months ended September 30, 2021 compared to 2020 because we resumed investing in Agency RMBS in July 2020 and financing purchases with repurchase agreements. The increase in repurchase agreement borrowings was partially offset by the repayment of $1.65 billion of secured loans during 2020. Our average cost of funds decreased 176 basis points for the nine months ended September 30, 2021 compared to 2020 primarily due to the factors discussed above. There was no change in the average cost of funds for the three months ended September 30, 2021 compared to 2020.
Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Interest Income
Mortgage-backed and credit risk transfer securities	42,657	26,907	124,725	242,071
Commercial and other loans	525	529	1,621	2,237
Total interest income	43,182	27,436	126,346	244,308
Interest Expense
Interest expense on repurchase agreement borrowings	2,329	1,530	8,289	93,872
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,601)	(3,243)	(16,398)	(17,813)
Repurchase agreements interest expense	(3,272)	(1,713)	(8,109)	76,059
Secured loans	—	297	—	8,655
Total interest expense	(3,272)	(1,416)	(8,109)	84,714
Net interest income	46,454	28,852	134,455	159,594
Net interest rate margin	2.15%	2.79%	2.01%	2.46%
Our net interest income, which equals interest income less interest expense, totaled $46.5 million and $134.5 million for the three and nine months ended September 30, 2021, respectively (September 30, 2020: $28.9 million and $159.6 million). The increase in net interest income for the three months ended September 30, 2021 compared to 2020 was primarily the result of resuming investing in Agency RMBS in July 2020 and financing purchases with repurchase agreement borrowings. The decrease in net interest income for the nine months ended September 30, 2021 compared to 2020 was primarily due to the sale of MBS and GSE CRTs in the first half of 2020 as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.15% and 2.01% for the three and nine months ended September 30, 2021, respectively (September 30, 2020: 2.79% and 2.46%). The decrease in net interest rate margin for the three and nine months ended September 30, 2021 compared to 2020 was primarily due to the change in our portfolio composition, including related repurchase agreements borrowings. For the nine months ended September 30, 2021 compared to 2020, net interest rate margin was impacted by decreases in the Federal Funds rate that had a greater impact on our average cost of funds than on our average asset yields. Our cost of funds on all of our borrowings is influenced by changes in short term interest rates, whereas substantially all of the Company’s investments were fixed-rate assets as of September 30, 2021.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Net realized gains (losses) on sale of investments	(4,451)	50,110	(239,304)	(358,914)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(8,983)	—	(94,104)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(13,825)	23,994	(35,933)	(537,433)
Net unrealized gains (losses) on commercial loan and loan participation interest	1,446	(15)	(830)	(2,484)
Realized loss on loan participation interest	—	—	—	(3,808)
Total gain (loss) on investments, net	(16,830)	65,106	(276,067)	(996,743)
During the three and nine months ended September 30, 2021, we sold MBS and GSE CRTs and realized net losses of $4.5 million and $239.3 million, respectively (September 30, 2020: net gains of $50.1 million and net losses of $358.9 million). Realized net losses during the nine months ended September 30, 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS. We sold securities during the nine months ended September 30, 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We did not record any impairment during the three and nine months ended September 30, 2021 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We recorded $9.0 million and $94.1 million of impairment on non-Agency RMBS and CMBS securities during the three and nine months ended September 30, 2020, respectively, because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and our GSE CRTs purchased on or after August 24, 2015. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2021, $8.8 billion (December 31, 2020: $8.1 billion) or 99% (December 31, 2020: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS and GSE CRT portfolio accounted for under the fair value option of $13.8 million and $35.9 million in the three and nine months ended September 30, 2021, respectively, compared to net unrealized gains of $24.0 million in the three months ended September 30, 2020 and net unrealized losses of $537.4 million in the nine months ended September 30, 2020. Net unrealized losses in the three and nine months ended September 30, 2021 primarily reflect wider interest rate spreads on our Agency RMBS. Net unrealized losses in the nine months ended September 30, 2020 reflect declines in valuations due to wider interest rate spreads.
We recorded an unrealized gain of $1.4 million and an unrealized loss of $830,000 on our commercial loan in the three and nine months ended September 30, 2021, respectively, compared to unrealized losses of $15,000 and $2.5 million in the three and nine months ended September 30, 2020, respectively. We value our commercial loan based upon a valuation from an independent pricing service.
We recorded a realized loss of $3.8 million on our loan participation interest in the nine months ended September 30, 2020. We sold our loan participation interest on April 1, 2020.
(Increase) Decrease in Provision for Credit Losses
As of September 30, 2021, $70.8 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2020: $116.9 million). As of December 31, 2020, we had established a $1.8 million allowance for credit losses on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. We recorded a $1.8 million decrease in the provision for credit losses for this security during the nine months ended September 30, 2021 because the security fully repaid in June 2021. We did not record any provisions for credit losses the during the three and nine months ended September 30, 2020. Refer to Note 4 – "Mortgage-Backed Securities and

Credit Risk Transfer Securities" of our condensed consolidated financial statements included in Part I. Item 1 of this Report for additional information on our allowance for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and nine months ended September 30, 2021, we recorded equity in earnings of unconsolidated ventures of $344,000 and $581,000, respectively (September 30, 2020: equity in earnings of $332,000 and $820,000). We recorded equity in earnings for the three and nine months ended September 30, 2021 and 2020 primarily due to earnings on the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	22,663	(4,175)	11,997	30,485
Currency Forward Contracts	610	—	(266)	344
TBAs	14,820	—	(10,367)	4,453
Total	38,093	(4,175)	1,364	35,282

$ in thousands	Three months ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(4,662)	(555)	5,266	49
Currency Forward Contracts	(1,643)	—	675	(968)
TBAs	1,227	—	2,578	3,805
Total	(5,078)	(555)	8,519	2,886

$ in thousands	Nine Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	183,825	(13,296)	292	170,821
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	58	—	847	905
TBAs	(18,934)	—	(16,280)	(35,214)
Total	164,396	(13,296)	(15,141)	135,959

$ in thousands	Nine Months Ended September 30, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(909,366)	11,369	(13,266)	(911,263)
Currency Forward Contracts	(1,297)	—	519	(778)
TBAs	1,227	—	2,578	3,805
Total	(909,436)	11,369	(10,169)	(908,236)

During the nine months ended September 30, 2021, we terminated existing interest rate swaps with a notional amount of $1.5 billion and entered into new swaps with a notional amount of $2.5 billion. We realized a net gain of $22.7 million and $183.8 million for the three and nine months ended September 30, 2021, respectively, on interest rate swaps due to rising interest rates. In March 2020, we terminated all of our outstanding interest rate swaps as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We resumed entering into interest rate swaps in July 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements. We realized a net loss of $909.4 million for the nine months ended September 30, 2020 on interest rate swaps primarily due to falling interest rates.
As of September 30, 2021, we had $7.9 billion of repurchase agreement borrowings with a weighted average remaining maturity of 56 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We primarily use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of September 30, 2021 and December 31, 2020, we held the following interest rate swaps whereby we receive interest at a one-month LIBOR rate:

$ in thousands	As of September 30, 2021				As of December 31, 2020
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Average Maturity (Years)	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	6,300,000	0.41%	0.08%	6.0	6,300,000	0.41%	0.15%	6.7
(1)Notional amount as of September 30, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
As of September 30, 2021, we held the following interest rate swaps whereby we pay interest at a one-month LIBOR rate. We did not hold any such interest rate swaps as of December 31, 2020.

$ in thousands	As of September 30, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	1,000,000	0.08%	0.49%	2.9
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of September 30, 2021, we had $16.8 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of September 30, 2021, we had $1.5 billion notional amount of TBAs (December 31, 2020: $1.7 billion). We recorded $4.5 million of net realized and unrealized gains and $35.2 million of net realized and unrealized losses on TBAs during the three and nine months ended September 30, 2021, respectively. Net realized and unrealized losses in the nine months ended September 30, 2021 primarily reflect a sharp increase in mortgage rates during the first quarter of 2021. We recorded net realized and unrealized gains of $3.8 million on TBAs during the three and nine months ended September 30, 2020.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2020	2020
GSE CRT embedded derivative coupon interest	478	6,323
Gain (loss) on settlement of GSE CRT embedded derivatives	(17,223)	(31,354)
Change in fair value of GSE CRT embedded derivatives	17,223	(10,281)
Total realized and unrealized credit derivative income (loss), net	478	(35,312)
Realized and unrealized credit derivative loss in the nine months ended September 30, 2020 was driven by a decline in the fair value of our GSE CRT embedded derivatives as asset prices dropped due to spread widening. We did not hold any GSE CRTs during the three and nine months ended September 30, 2021.

Net Gain (Loss) on Extinguishment of Debt
As discussed in Note 6 - "Borrowings" of our condensed consolidated financial statements include in Part I. Item 1. of this report on Form 10-Q, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements during the nine months ended September 30, 2020. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt and settlements of counterparty claims for less than the principal balance of our repurchase agreements as a gain on extinguishment of debt in our condensed consolidated statement of operations.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and nine months ended September 30, 2020 primarily consisted of quarterly dividends from FHLBI stock. The amount of our dividend income varied based upon the number of shares that we were required to own and the dividend declared per share. FHLBI redeemed our stock at cost during 2020. We terminated our FHLBI membership in the third quarter of 2020.
Expenses
We incurred management fees of $5.4 million and $15.8 million for the three and nine months ended September 30, 2021, respectively (September 30, 2020: $4.1 million and $24.9 million). Management fees increased for the three months ended September 30, 2021 compared to the same period in 2020 due to a higher management fee base. Management fees decreased for the nine months ended September 30, 2021 compared to the same period in 2020 due to a lower management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively (September 30, 2020: $1.8 million and $9.0 million). General and administrative expenses primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees, and miscellaneous general and administrative costs. General and administrative costs were lower for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic during the nine months ended September 30, 2020 totaling $2.6 million.
Issuance and Redemption Costs of Redeemed Preferred Stock
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the nine months ended September 30, 2021.

Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2021, our net income attributable to common stockholders was $49.3 million (September 30, 2020: $96.9 million net income attributable to common stockholders) or $0.17 basic and diluted net income per average share available to common stockholders (September 30, 2020: $0.53 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $16.8 million in the 2021 period compared to net gains on investments of $65.1 million in the 2020 period; (ii) net gains on derivative instruments of $35.3 million in the 2021 period compared to net gains on derivative instruments of $2.9 million in the 2020 period; (iii) a $17.6 million increase in net interest income and (iv) a $15.8 million net gain on extinguishment of debt in the 2020 period.
For the nine months ended September 30, 2021 our net loss attributable to common stockholders was $59.4 million (September 30, 2020: $1.8 billion net loss attributable to common stockholders) or $0.23 basic and diluted net loss per average share available to common stockholders (September 30, 2020: $10.87 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on derivative instruments of $136.0 million in the 2021 period compared to net losses on derivative instruments of $908.2 million in the 2020 period; (ii) net losses on investments of $276.1 million in the 2021 period compared to net losses on investments of $996.7 million in the 2020 period; (iii) credit derivative net losses of $35.3 million in the 2020 period; (iv) a $25.1 million decrease in net interest income and (v) a $14.7 million net gain on extinguishment of debt in the 2020 period.
For further information on the changes in net gains (loss) on derivative instruments, net gain (loss) on investments, realized and unrealized credit derivative income (loss), net, net interest income and net gain (loss) on extinguishment of debt, see preceding discussion under "Gain (Loss) on Derivative Instruments, net," "Gain (Loss) on Investments, net," "Realized and Unrealized Credit Derivative Income (Loss), net," "Net Interest Income" and "Net Gain (Loss) on Extinguishment of Debt."
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
We did not present earnings available for distribution for the nine months ended September 30, 2020 or for the year ended December 31, 2020 because earnings available for distribution excluded the material adverse impact of the market disruption caused by the COVID-19 pandemic on our financial condition. In addition, earnings available for distribution for the nine months ended September 30, 2020 and the year ended December 31, 2020 was not indicative of the reduced earnings potential of our current investment portfolio.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2021	2020	2021
Net income (loss) attributable to common stockholders	49,286	96,859	(59,436)
Adjustments:
(Gain) loss on investments, net	16,830	(65,106)	276,067
Realized (gain) loss on derivative instruments, net (1)	(38,093)	5,078	(164,396)
Unrealized (gain) loss on derivative instruments, net (1)	(1,364)	(8,519)	15,141
TBA dollar roll income (2)	9,316	2,055	29,541
(Gain) loss on foreign currency transactions, net (3)	(1)	—	(1)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(5,601)	(3,243)	(16,398)
Net (gain) loss on extinguishment of debt	—	(15,849)	—
Subtotal	(18,913)	(85,584)	139,954
Earnings available for distribution	30,373	11,275	80,518
Basic income (loss) per common share	0.17	0.53	(0.23)
Earnings available for distribution per common share (5)	0.10	0.06	0.31
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021
Realized gain (loss) on derivative instruments, net	38,093	(5,078)	164,396
Unrealized gain (loss) on derivative instruments, net	1,364	8,519	(15,141)
Contractual net interest income (expense) on interest rate swaps	(4,175)	(555)	(13,296)
Gain (loss) on derivative instruments, net	35,282	2,886	135,959
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
(3)Gain (loss) on foreign currency transactions, net is included in other investment income (loss) net on the condensed consolidated statements of operations. Other investment income (loss) for the three months ended September 30, 2020 consists of quarterly dividends on our FHLBI stock.
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021
Interest expense on repurchase agreement borrowings	2,329	1,530	8,289
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,601)	(3,243)	(16,398)
Repurchase agreements interest expense	(3,272)	(1,713)	(8,109)
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The components of earnings available for distribution for the following periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021
Effective net interest income(1)	36,678	25,532	104,761
TBA dollar roll income	9,316	2,055	29,541
Dividend income	—	402	—
Equity in earnings (losses) of unconsolidated ventures	344	332	581
(Increase) decrease in provision for credit losses	—	—	1,768
Total expenses	(7,571)	(5,939)	(22,050)
Subtotal	38,767	22,382	114,601
Dividends to preferred stockholders	(8,394)	(11,107)	(29,401)
Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)
Earnings available for distribution	30,373	11,275	80,518
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Earnings available for distribution increased during the three months ended September 30, 2021 compared to the same period in 2020 as we resumed investing in Agency RMBS and begin investing in TBAs in the third quarter of 2020. Earnings available for distribution for the nine months ended September 30, 2021 was driven by effective net interest income and TBA dollar roll income. As discussed above, we did not report earnings available for distribution for the nine months ended September 30, 2020.
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
The following tables reconcile total interest income to effective interest income and yield to effective yield for the following periods:

	Three Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	43,182	1.98%	27,436	2.62%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	478	0.05%
Effective interest income	43,182	1.98%	27,914	2.67%

	Nine Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	126,346	1.88%	244,308	4.09%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	6,323	0.11%
Effective interest income	126,346	1.88%	250,631	4.20%
Our effective interest income increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher average earning assets, which was partially offset by a decrease in average earning asset yields. Our average earning assets increased to $8.7 billion for the three months ended September 30, 2021 from $4.2 billion for the same period in 2020 because we resumed investing in Agency RMBS during the third quarter of 2020. Our effective interest income decreased in the nine months ended September 30, 2021 compared to the same period in 2020 due to lower asset yields primarily as a result of our asset sales in the first half of 2020. Our effective yield decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to changes in portfolio composition. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS during the nine months ended September 30, 2021.

The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(3,272)	(0.17)%	(1,416)	(0.17)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	5,601	0.29%	3,243	0.39%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	4,175	0.21%	555	0.07%
Effective interest expense	6,504	0.33%	2,382	0.29%

	Nine Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(8,109)	(0.13)%	84,714	1.63%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	16,398	0.27%	17,813	0.34%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	13,296	0.22%	(11,369)	(0.22)%
Effective interest expense	21,585	0.36%	91,158	1.75%
Our effective interest expense increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to contractual net interest expense on interest rate swaps of $4.2 million during the three months ended September 30, 2021 compared to contractual net interest expense on interest rate swaps of $555,000 for the same period in 2020. Our effective cost of funds increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to this change in contractual net interest expense on interest rate swaps.
Our effective interest expense and effective cost of funds decreased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a lower average cost of funds reflecting decreases in the Federal Funds interest rate. Lower total interest expense was partially offset by contractual net interest expense on interest rate swaps of $13.3 million during the nine months ended September 30, 2021 compared to $11.4 million of contractual net interest income for the same period in 2020.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	46,454	2.15%	28,852	2.79%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,601)	(0.29)%	(3,243)	(0.39)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	478	0.05%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(4,175)	(0.21)%	(555)	(0.07)%
Effective net interest income	36,678	1.65%	25,532	2.38%

	Nine Months Ended September 30,
	2021		2020
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	134,455	2.01%	159,594	2.46%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(16,398)	(0.27)%	(17,813)	(0.34)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	6,323	0.11%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(13,296)	(0.22)%	11,369	0.22%
Effective net interest income	104,761	1.52%	159,473	2.45%
Our effective net interest income increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily because we resumed investing in Agency RMBS during the third quarter of 2020 after selling a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020. Our effective net interest income decreased in the nine months ended September 30, 2021 compared to the same period in 2020 due to lower asset yields primarily as a result of our asset sales in the first half of 2020 that were partially offset by a lower average cost of funds reflecting decreases in the Federal Funds interest rate. Our effective interest rate margin decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to changes in portfolio composition.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of September 30, 2021 and December 31, 2020. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of September 30, 2021, approximately 93% of our equity is allocated to Agency RMBS.

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

September 30, 2021

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	8,755,012	72,990	8,828,002
Cash and cash equivalents (2)	189,528	—	189,528
Restricted cash (3)	296,721	—	296,721
Derivative assets, at fair value (3)	—	190	190
Other assets	29,551	35,256	64,807
Total assets	9,270,812	108,436	9,379,248

Repurchase agreements	7,873,798	—	7,873,798
Derivative liabilities, at fair value (3)	11,631	40	11,671
Other liabilities	34,406	3,002	37,408
Total liabilities	7,919,835	3,042	7,922,877

Total stockholders' equity (allocated)	1,350,977	105,394	1,456,371
Debt-to-equity ratio (4)	5.8	—	5.4
Economic debt-to-equity ratio (5)	7.0	—	6.5
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.6 billion as of September 30, 2021) to total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $486.2 million at September 30, 2021 (September 30, 2020: $425.1 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $110.5 million for the nine months ended September 30, 2021 (September 30, 2020: $143.7 million).
Our investing activities used net cash of $797.6 million in the nine months ended September 30, 2021 compared to net cash provided by investing activities of $13.7 billion in the nine months ended September 30, 2020. Our primary source of cash from investing activities for the nine months ended September 30, 2021 was proceeds from sales of MBS and GSE CRTs of $11.8 billion (September 30, 2020: $24.3 billion). We also generated $615.2 million from principal payments of MBS and GSE CRTs during the nine months ended September 30, 2021 (September 30, 2020: $730.3 million). We invested $13.4 billion in MBS and GSE CRTs during the nine months ended September 30, 2021 (September 30, 2020: $10.5 billion). We received cash of $164.4 million to settle derivative contracts in the nine months ended September 30, 2021 (September 30, 2020: net cash used of $909.4 million).
Our financing activities provided net cash of $780.8 million for the nine months ended September 30, 2021 (September 30, 2020: net cash used by financing activities of $13.7 billion). During the nine months ended September 30, 2021, we received net cash from repurchase agreement borrowings of $645.1 million (September 30, 2020: net repayments of $12.3 billion). In addition, we repaid $1.65 billion of secured loans from the FHLBI during the nine months ended September 30, 2020. We used cash of $140.0 million to redeem our Series A Preferred Stock during the nine months ended September 30, 2021. We also used cash of $96.6 million for the nine months ended September 30, 2021 to pay dividends (September 30, 2020: $117.3 million). Proceeds from issuance of common stock provided $375.3 million for the nine months ended September 30, 2021 (September 30, 2020: $347.2 million).
As of September 30, 2021, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.8% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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

Forward-Looking Statements Regarding Liquidity
As of September 30, 2021, we held $8.3 billion of Agency securities that are financed by repurchase agreements. We also had approximately $598.1 million of unencumbered investments and unrestricted cash of $189.5 million as of September 30, 2021.
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
As of September 30, 2021, we had the following contractual obligations:

	Payments Due by Period
$ in thousands	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Repurchase agreements	7,873,798	7,873,798	—	—	—
Interest expense on repurchase agreements	2,356	2,356	—	—	—
Total (1)	7,876,154	7,876,154	—	—	—

(1)Excluded from total contractual obligations are the amounts due to our Manager under the management agreement, as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
We have committed to invest up to $125.3 million in unconsolidated ventures that are sponsored by an affiliate of our Manager. As of September 30, 2021, $118.7 million of our commitment to these unconsolidated ventures had been called. We are committed to fund $6.6 million in additional capital to fund future investments and cover future expenses should they occur.

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
As of September 30, 2021, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $72.8 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2021. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	12	5,100,728	268,641
Europe (excluding United Kingdom)	2	783,665	37,468
Asia	4	1,989,405	101,079
Total	18	7,873,798	407,188
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2021, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2021.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2021, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.53)%	1.74%
+0.50%	1.21%	(0.59)%
-0.50%	(10.60)%	(0.57)%
-1.00%	(27.82)%	(2.59)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2021. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at September 30, 2021, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
Amid the COVID-19 vaccine program and progress toward controlling the pandemic, the U.S. economy is showing signs of improvement despite elevated case counts largely fueled by the Delta variant. This pick-up in economic activity has translated to improving employment levels and increased activity in commercial real estate. While loan delinquencies remain elevated, they continue to decline from their post-pandemic peak levels. In particular, multi-family and single-family housing have been aided by government support and generous forbearance practices. Further, stimulative monetary policies have helped support real estate activity and property valuations. Despite these positives, many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. As a result, loans may continue to experience elevated delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.

Foreign Exchange Rate Risk
We have an investment of €9.0 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We seek to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2021, we did not repurchase any shares of our common stock.
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

INVESCO MORTGAGE CAPITAL INC.

November 3, 2021	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 3, 2021	By:	/s/ R. Lee Phegley, Jr.
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

3.5
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on August 11, 2017).

3.6
Articles Supplementary classifying 4,000,000 shares of the Company’s preferred stock as additional Series C Shares (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.7	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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