Form 10-K
period 2021-12-31
Invesco Mortgage Capital Inc.
filed 2022-02-17
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,127,482,929 based on the closing sales price on the New York Stock Exchange on June 30, 2021. As of February 15, 2022, there were 329,874,780 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•the economic and operational impact of the COVID-19 pandemic, including, but not limited to, the impact on the value, volatility, availability, financing and liquidity of target assets;
•our business and investment strategy;
•our investment portfolio and expected investments;
•our projected operating results;
•general volatility of financial markets and the effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to the COVID-19 pandemic, mortgage loan forbearance and modification programs, interest rate fluctuations, increases in inflation, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and our ability to respond to and comply with such actions, initiatives and changes;
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
•the effects of hedging instruments on our target assets;
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
•the availability of qualified personnel from our Manager and our Manager's continued ability to find and retain such personnel;
•the relationship with our Manager;
•estimates relating to taxable income and our ability to continue to make distributions to our stockholders in the future;
•estimates relating to fair value of our target assets and interest income recognition;
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
•Commercial mortgage-backed securities (“CMBS”) that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”);
•To-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS;
•Commercial mortgage loans; and
•Other real estate-related financing arrangements.
We have also historically invested in:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively “Agency CMBS”);
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”); and
•Residential mortgage loans.
We continuously evaluate new investment opportunities to complement our current investment portfolio by expanding our target assets and portfolio diversification.
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
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our current investment portfolio includes Agency RMBS, non-Agency RMBS, non-Agency CMBS, TBAs, and a commercial mortgage loan. Our assets have also historically included, and may in the future include, Agency CMBS, GSE CRT, residential mortgage loans and other real estate-related investments. We refer to all of these investment types collectively as our target assets. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept certain levels of credit and spread risk to earn income.
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
Mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), Freddie Mac Gold Certificates, Fannie Mae Certificates and Ginnie Mae Certificates are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make investments. Substantially all of our current investments in Agency RMBS are FRMs.
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
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency or federally chartered corporation. Like Agency RMBS, non-Agency RMBS represent interests in pools of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to U.S. government agency or federally chartered corporation underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. Our current investments in non-Agency RMBS are collateralized by prime, jumbo prime and Alt-A mortgage loans. We have also historically invested in non-Agency RMBS collateralized by subprime and reperforming mortgage loans.

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
Government-Sponsored Enterprises Credit Risk Transfer Securities
GSE CRTs are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by single family properties that collateralize Agency RMBS issued and guaranteed by the GSEs or within pools of mortgage loans secured by multifamily properties that collateralize Agency CMBS issued and guaranteed by the GSEs. This credit protection is achieved by allowing the GSEs to reduce the outstanding class principal balance of the securities as designated credit events on the loans arise. The GSEs make monthly coupon payments of interest and periodic payments of principal based on prepayments to the holders of the securities. To date, all GSE CRTs have paid a floating interest rate benchmarked to one-month London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”).
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
Financing Strategy
We have historically used repurchase agreements to finance the majority of our target assets and expect to continue to use repurchase agreements to finance Agency investments in the future. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to SOFR.
We also used secured loans from the Federal Home Loan Bank of Indianapolis (“FHLBI”) to finance a portion of our investment portfolio. We repaid our secured loans during 2020 with proceeds from sales of assets that collateralized the secured loans. We terminated our membership in FHLBI in the third quarter of 2020.
We have also financed investments through issuances of equity, and may utilize other forms of financing in the future.
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
Interest Rate Risk
We engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objectives. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize various derivative financial instruments including puts and calls on securities or indices of securities, futures, interest rate swaps and swaptions, interest rate caps, interest rate floors, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions” in Part II of this Report for a discussion of our transition away from LIBOR.
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
Amid the COVID-19 vaccine program and progress toward controlling the pandemic, the U.S. economy has strengthened despite elevated case counts largely fueled by the Omicron variant. This pick-up in economic activity has translated to improving employment levels and increased activity in residential and commercial real estate. While loan delinquencies remain elevated, they continue to decline from their post-pandemic peak levels. In particular, multi-family and single-family housing have been aided by government support and generous forbearance practices. Further, stimulative monetary policies have helped support real estate activity and property valuations. Despite these positives, many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. As a result, loans may continue to experience elevated delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
Our Corporate Information
Our principal executive offices are located at 1555 Peachtree Street, N.E., Suite 1800, Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. We file current and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and other information at www.sec.gov. We make available free of charge on our corporate website, www.invescomortgagecapital.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

Item 1A. Risk Factors.
Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition, results of operations and trading price of our securities.
Risk Factor Summary
Investing in our capital stock involves a high degree of risk. You should carefully consider all information in this Report before investing in our capital stock. These risks are discussed more fully in the section of this Report titled “Risk Factors.” These risks and uncertainties include, but are not limited to, risks related to the following:
•the economic and operational impact of the COVID-19 pandemic, including, but not limited to, the impact on the value, volatility, availability, financing and liquidity of target assets;
•our business and investment strategy, including, but not limited to, the concentration of our investments, competition for our target assets and our use of repurchase financing and leverage;
•our investment portfolio and expected investments, including, but not limited to, the risks inherent in various mortgage-related investments and the priority of our investments;
•general volatility of financial markets and the effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies in response to the COVID-19 pandemic, mortgage loan forbearance and modification programs, interest rate fluctuations, increases in inflation, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio, and our ability to respond to and comply with such actions, initiatives and changes;
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
•the accuracy of our estimates relating to fair value of our target assets and interest income recognition;
•our understanding of our competition;
•the impact of changes to U.S. GAAP;
•the adequacy of our disclosure controls and procedures and internal controls over financial reporting; and
•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the U.S. and global economies, the mortgage REIT industry and our business.
The COVID-19 pandemic and the related preventative measures continue to cause significant disruptions to the U.S. and global economies and have contributed to volatility in financial markets. While economic activity has recovered sharply since the significant disruption experienced at the onset of the COVID-19 pandemic; the pace, timing and strength of the economic recovery going forward is still unknown and difficult to predict as the COVID-19 pandemic continues.
During the first and second quarters of 2020, we experienced significant declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us, and received margin calls, default notices and deficiency letters from certain of our financing counterparties well in excess of historical norms. Related sales of the securities and other assets that secured our repurchase and other financing arrangements may have been on terms less favorable to us than might otherwise be available in a regularly functioning market. We expect over the near and long term that the economic impacts of the COVID-19 pandemic may impact the financial condition of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own and, as a result, the number of borrowers who become delinquent or default on their loans may increase. Elevated levels of delinquency or default could have an adverse impact on the value of our mortgage-related assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets, resulting in potential delinquencies, defaults or declines in asset values. The continued effects of the COVID-19 pandemic could also negatively impact the availability of our Manager's key personnel necessary to conduct our business.
In response to the conditions created by the COVID-19 pandemic, the U.S. government has implemented unprecedented financial support and relief measures to reinforce the economy and the continued functioning of the financial markets. However, the success of such measures cannot be predicted, and we can offer no assurance that these programs will be effective, sufficient or otherwise have a positive impact on our business. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of the COVID-19 pandemic may harm our business.
Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly because of potential market dislocations resulting from the COVID-19 pandemic.
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
Issues related to financing are heightened in times of significant volatility in the financial markets, such as those experienced in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at a time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance based on, among other factors, the regulatory environment and their management of actual and perceived risk.
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
As a result of the COVID-19 pandemic, during the year ended December 31, 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to post cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls had and could have in the future a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and caused and could cause in the future the value of our common stock to decline. We have been and may be in the future required to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. If these conditions occur, it will continue to have a negative adverse impact on our liquidity.
Our ability to make distributions to our stockholders has been and may continue to be adversely affected by the COVID-19 pandemic.
The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. The payment of dividends may be more uncertain during severe market disruption in the mortgage, real estate or related sectors, such as those experienced as a result of the COVID-19 pandemic.
We have experienced, and may continue to experience, significant changes in our portfolio during times of severe market disruption in the mortgage, real estate or related sectors, such as those experienced as a result of the COVID-19 pandemic.
Consistent with market conditions related to the COVID-19 pandemic, we have taken and may continue to take steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio.
The COVID-19 pandemic has created an uncertain and volatile interest rate environment, which could adversely affect our business.
The COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, which have and may continue to adversely affect our business. We have experienced historically larger spreads to benchmark rates in the repurchase markets for certain target assets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to the COVID-19 pandemic, significant government programs, stimulus plans, as well as government purchase and finance programs, have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear what the impact of these actions will be and how long they will continue to drive the interest rate environment. Given the combination of government programs, volatile interest rates, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. We use interest rate swaps to manage our exposure to interest rate movements on our liabilities; however, it is unlikely that these interest rate swaps will cover all risk, which may have an adverse effect on our financial condition and business.
Market disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments and may cause a decline in such fair value.
As discussed in Note 2 and Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K, market-based inputs are generally the preferred source of values for measuring the fair value of many of our assets under

U.S. GAAP. In the absence of market inputs, U.S. GAAP permits the use of management assumptions to measure fair value. However, market volatility and disruption caused by the COVID-19 pandemic and uncertainty regarding its ultimate impact and duration could make it more difficult for our management to formulate assumptions to measure the fair value of certain of our assets.
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
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Concerns about the mortgage market and real estate market, as well as rises in inflation, energy costs, geopolitical events and the availability and cost of credit, contribute to market volatility. Any deterioration of the real estate market may cause us to experience losses related to our assets and to sell assets at a loss.
Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, a decline in market values of our investments will reduce our book value per common share and have an adverse impact on our stock price.
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
While we seek to diversify our portfolio of investments, we are not required to observe any specific diversification criteria, except as may be set forth in the investment guidelines and Investment Company Act of 1940 Compliance Policy adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain types of securities, property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders, which could have an adverse impact on our results of operations, financial condition and business.
We acquire certain target assets that are subject to defaults, foreclosure timeline extension, fraud, residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
Mortgage-backed securities are secured by mortgage loans (primarily pools of single-family residential property loans for RMBS and single commercial mortgage loans or pools of commercial mortgage loans for CMBS). Our MBS investments are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
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
Our investments include non-Agency RMBS backed by collateral pools of mortgage loans known as “Alt-A mortgage loans,” or “subprime mortgage loans.” These loans have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, a decline in home prices, and aggressive lending practices, many Alt-A and subprime mortgage loans originated before the 2008 financial crisis experienced rates of delinquency, foreclosure, bankruptcy and loss that were higher than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with many Alt-A and subprime mortgage loans, the performance of non-Agency RMBS backed by Alt-A and subprime mortgage loans in which we invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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
We invest in RMBS, CMBS, mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:
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
Changes in the LIBOR calculation or the discontinuance of LIBOR may adversely affect the amount of interest receivable on our commercial loan investment as well as our dividends on our Series B preferred stock and Series C preferred stock. These changes may also impact the market liquidity and market value of our commercial loan investment and our Series B and Series C preferred stock.
The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR announced on March 5, 2021 that it will cease to publish the overnight, one-month, three-month, six-month and 12-month U.S. dollar (“USD”) LIBOR settings on July 1, 2023. The Alternative Reference Rates Committee (“ARRC”), the U.S. working group tasked with assisting in the industry wide transition away from LIBOR, has supported the FCA’s announcement of USD LIBOR cessation and has recommended the market adopt SOFR. To accelerate the transition away from LIBOR, the Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency issued joint supervisory guidance to cease entering into new contracts referencing USD LIBOR after December 31, 2021 (note there are limited exceptions related to derivative product use). We, similar to the broader industry, are transitioning away from LIBOR to alternative risk-free rates, such as SOFR. We continue to actively monitor and adjust our LIBOR transition strategy and timeline as necessary. Switching existing financial instruments from LIBOR to SOFR requires calculations of a spread. There is no assurance that the calculated spread will be fair and accurate or that all financial instruments will use the same spread.
We have an investment in a commercial loan indexed to LIBOR that is scheduled to mature in 2022. In addition, our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each begin to pay a USD LIBOR-based rate at the time the stock becomes callable. Our Series B and Series C Preferred Stock are governed by New York state law that provides for USD LIBOR-linked contracts to transition to an alternative reference rate. We do not currently intend to amend our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock or our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock to change the existing USD LIBOR cessation fallback language.

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
All of our mortgage-backed securities are reported at fair value. Changes in the market values of these assets impact our stockholders’ equity, and declines in market value adversely affect our book value per common share. Moreover, if the decline in value of an available-for-sale security requires an increase in our provision for credit losses, such decline will reduce our earnings. For a discussion of how we determine our provision for credit losses, see Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV of this Report.
Certain mortgage-backed securities are recorded at estimated fair value and, as a result, there is uncertainty as to the value of these investments.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2021, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $70.1 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Many of our master repurchase agreements require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios (such as total debt to total assets) and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
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
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates on our liabilities and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect our earnings because, among other things:
•interest rate and/or currency hedging can be expensive, particularly during periods of volatile markets;
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
The markets for these types of investments may not be liquid. Many of these investments incorporate “pay as you go” credit events. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” under the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates, spreads or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship.
As of December 31, 2021, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
It may be uneconomical to “roll” Agency MBS TBA holdings, or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
We invest in Agency MBS TBA securities as an alternate means of gaining exposure to the Agency MBS market. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A TBA dollar roll is a transaction where two TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The price difference between those two contracts is commonly referred to as the “drop” and is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, which would be foregone as a result of settling the contract in the later month rather than in the earlier month. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our “at risk” leverage.
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
As of December 31, 2021, 18,163,982 shares of common stock were available under our Board-authorized share repurchase program. We may engage in share repurchases from time-to-time through open market purchases, including block purchases or privately negotiated transactions, or under any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act. Certain of our financing agreements have financial covenants, including covenants related to maintaining a certain level of stockholders' equity, that may be impacted by our share repurchases. In addition, we generally fund share repurchases with interest income or income from the sale of our assets. The sale of assets to fund share repurchases could impact the allocation of our portfolio for purposes of maintaining an exclusion from the requirements of the 1940 Act and could impact our ability to comply with income and asset tests required to qualify as a REIT. The failure to comply with covenants in our financing agreements, to maintain our exemption from the 1940 Act or to qualify as a REIT could have a material negative impact on our business, financial condition and results of operations. In addition, our decision to repurchase shares of our common stock or other securities and reduce our stockholders' equity could adversely affect our competitive position and could negatively impact our ability in the future to invest in assets that have a greater potential return than the repurchase of our common stock.
Risks Related to Accounting
The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of investment securities and interest income recognition. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Part II of this Report for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.
Changes in the fair value of our derivatives may result in volatility in our U.S. GAAP earnings.
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Changes in the fair value of our derivatives are recorded in our consolidated statement of operations as “gain (loss) on derivative instruments, net” and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the price of our capital stock.
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
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by our Audit Committee before such investment may be made. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets and financing arrangements it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.
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
We have shares of Series B Preferred Stock and Series C Preferred Stock issued and outstanding. If we decide to issue debt or equity securities in the future that would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our preferred shares have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. In addition, future issuances and sales of preferred stock on parity to our Series B Preferred Stock or the Series C Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series B Preferred Stock, Series C Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then-outstanding voting capital stock) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Under the statute, our board of directors has, by resolution, exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
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
The change of control conversion feature of our Series B Preferred Stock and Series C Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series B Preferred Stock and Series C Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain change of control transactions under circumstances that otherwise could provide the holders of our common stock, Series B

Preferred Stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations that may affect our stockholders and may directly or indirectly affect us. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026, including the 20% deduction generally available to non-corporate taxpayers with respect to REIT dividends that are not capital gain dividends or qualified dividend income.
Future changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

You are urged to consult with your tax advisor with respect to legislative, regulatory or administrative developments and proposals and their potential effect on investment in our stock.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% (modified to 10% under certain subsequent revenue procedures with respect to distributions declared on or after April 1, 2020, and on or before December 31, 2020, or on or after November 1, 2021, and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
In addition, we currently own and may continue to acquire mezzanine loans that are secured by an equity interest in a partnership or an entity disregarded as separate from its owner that directly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor under which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and gross income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are not “qualified dividends” and generally are treated as ordinary income. For taxable years beginning before January 1, 2026, non-corporate taxpayers generally will be entitled to a 20% deduction for ordinary REIT dividends received that, combined with the current top individual tax rate of 37%, results in a maximum tax rate of 29.6% on ordinary REIT dividends. The more favorable rates applicable to qualified dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our capital stock.
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
While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs under which we contract to purchase to-be-announced Agency MBS ("long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our long TBAs should be treated as “real estate assets,” and (ii) for purposes of the 75% gross income test, any gain recognized by us in connection with the disposition of our long TBAs by offset, including in dollar roll transactions, should be qualifying income. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
There may be tax consequences to any modifications to our hedging transactions and other contracts to replace references to LIBOR.
On January 4, 2022 the U.S. Internal Revenue Service and Department of Treasury published the final regulations (“Final Regulations”) providing guidance on the tax consequences of the discontinuation of LIBOR and certain other interbank offered rates (“IBORs”). Final Regulations, which will be effective March 7, 2022, and Revenue Procedure 2020-44 will treat certain modifications to be deemed non-taxable events. This announcement provides clarity to the market and the Company. We are parties to financial instruments indexed to USD LIBOR. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR.
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
The U.S. government, Federal Reserve, U.S. Treasury, SEC and other U.S. and foreign governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives from time-to-time designed to stabilize and stimulate the economy and the financial markets, and additional actions and initiatives may occur in the future. While our current exposure to transactions in foreign currencies is limited, uncertainties regarding geopolitical developments can produce volatility in global financial markets, which could have a negative impact on our business in the future.
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
We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Further, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations, which may adversely affect us or our stockholders.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any such legal proceedings.
Item 4. Mine and Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs, which will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I. Item 1A. “Risk Factors” of this Report. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. No cash dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2021, we have paid full cumulative dividends on our preferred stock.
For information about our recent dividend payments, please see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 15, 2022, there were 135 common stockholders of record.
Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Invesco Mortgage Capital Inc.	100.00	134.61	121.69	156.94	38.72	35.11
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
FTSE NAREIT Mortgage REITs	100.00	119.79	116.77	141.67	115.09	133.08
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

Repurchases of Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2021, there were 18,163,982 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2021, we did not repurchase any shares of our common stock.

Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and incorporate into this Item 5 by reference.
Item 6. [Reserved]
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
•Commercial mortgage-backed securities (“CMBS”) that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”);
•To-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS;
•Commercial mortgage loans; and
•Other real estate-related financing arrangements.
We have also historically invested in the following:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”);
•Credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”); and
•Residential mortgage loans.
We continuously evaluate new investment opportunities to complement our current investment portfolio by expanding our target assets and portfolio diversification.
We conduct our business through our wholly-owned subsidiary, IAS Operating Partnership L.P. (our “Operating Partnership”). We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), an indirect wholly-owned subsidiary of Invesco Ltd. (“Invesco”).
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
Financial conditions eased significantly over the first half of 2021, as markets responded to an encouraging decrease in COVID-19 cases and deaths. However, the easing of conditions peaked at mid-year and tightened during the second half of the year as a resurgence of COVID-19 cases and concerns over large increases in inflation caused investors to turn cautious. These concerns have only increased as we enter the first weeks of 2022, as more aggressive removal of stimulus by the Federal Reserve becomes priced into the market and is reflected in tighter financial conditions. Despite the tighter conditions of the second half of 2021, the equity markets were strong throughout the year, with the S&P 500 Index increasing by 26.9% during 2021, including a gain of 10.6% during the fourth quarter. The NASDAQ gained 21.4% for the year, including an increase of 8.3% during the fourth quarter. Equities have dropped sharply to start 2022, however, with the S&P down 5.3% and the NASDAQ down 9.0% through the end of January.
The employment picture improved steadily throughout the course of 2021, with gains in nonfarm payrolls averaging 537,000 for the year and 365,000 during the fourth quarter. The unemployment rate also improved markedly, declining from 6.7% at end of 2020 to 3.9% at the end of 2021. Consumer activity was positive during the year, with most of the increases in consumer spending and retail sales skewed towards the first half of the year, as the resurgence in COVID-19 cases and sharp increases in price levels took their toll during the second half of 2021. Consumer confidence measures also reflected this dynamic, showing confidence levels peaking around mid-year before dropping during the second half of 2021.
Interest rates rose across the yield curve during 2021, as market expectations of increases to the Federal Funds target rate by the Federal Open Market Committee (“FOMC”) impacted shorter maturities and increases in inflation affected longer dated maturities. During 2021, the yield on the 2 year Treasury note increased 61 basis points to 0.73%, the yield on the 5 year Treasury increased 90 basis points to 1.26% and the yield on the 10 year Treasury ended the year at 1.51%, up 60 basis points. Most of the rate increases that occurred on the short end of the curve occurred during the fourth quarter, as the 2 year increased 46 basis points during the quarter, reflecting a dramatic repricing of Federal Funds futures contracts caused by an equally dramatic increase in prices. At year-end, the pricing of these contracts reflected an expectation that the FOMC will increase the Federal Funds target rate by approximately 125 basis points by mid-2023 as compared to an expectation of no increases at the end of 2020. Unsurprisingly, interest rate volatility also increased drastically throughout the year, particularly when measured against shorter term interest rates.
One of the largest concerns for both the markets and the FOMC during 2021 has been the severe rise in inflation. The personal consumption expenditure index ended 2021 with an increase to 4.9% compared to 1.5% at the end of 2020. Likewise, commodities also saw significant increases during 2021, with West Texas Intermediate crude oil recording a 58.8% increase and the Commodity Research Bureau commodity index gaining 38.5%. Breakeven rates on U.S Treasury inflation-protected securities (“TIPs”), which reflect investors' expectations of future inflation, have broken out to levels not seen in several years. The inflation rate implied by 2 year and 5 year TIPs was 3.22% and 2.91%, respectively, at the end of the year.
CMBS risk premiums increased in the fourth quarter of 2021 due to elevated new issuance, renewed COVID-19 concerns resulting from the Omicron variant, higher inflation and increased interest rate volatility. Despite these concerns, the economy continued to show signs of improvement. This pick-up in economic activity has translated to improving employment levels, increased commercial real estate activity and continued property price appreciation. While commercial mortgage loan delinquencies remain elevated across many property types, they continue to decline from their post-pandemic peak levels. The lodging and retail sectors have experienced the highest level of loan delinquencies due to travel restrictions and a severe slowdown in activity. Office, multi-family and industrial property sectors continue to post relatively lower delinquency levels. Loans secured by office properties have benefited from long-term tenant leases and industrial warehouse properties have benefited from growing online shopping, as online retailers have demanded more space to support their fulfillment process.
The housing market has staged a robust recovery since the onset of the COVID-19 pandemic, driven in part by low mortgage rates and tight supply conditions. Demographic trends and changes in housing preferences shaped by the pandemic have contributed to solid demand, especially for single family homes. This strength is reflected in rapid home price appreciation, which has only recently begun to moderate. Meanwhile, credit spreads on residential mortgage-backed securities have reversed the widening that occurred in March 2020, but finished 2021 well off the lows reached earlier in the year.
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
Agency RMBS significantly underperformed over the course of 2021, marking the sector’s worst total return since 2013 and the worst year of performance relative to U.S. Treasuries since 2011. Increased interest rate volatility and elevated market expectations for more restrictive monetary policy were particularly harmful for low coupon 30 year Agency RMBS, which benefited the most from the Federal Reserve’s response to the COVID-19 pandemic. In addition, net purchases of $580 billion from the Federal Reserve and nearly $400 billion by commercial banks was mostly offset by heavy supply from mortgage originators, which eclipsed record levels in 2021 reaching approximately $870 billion of net issuance. During the second half of 2021, Agency RMBS performance was negatively impacted by the market’s anticipation that the Federal Reserve’s MBS purchase program would be slowed or stopped in an effort to remove accommodative policies in its fight against inflation. While prepayment speeds remained elevated, premiums on specified pool Agency RMBS fell in 2021 as investor demand for prepayment protection waned given higher mortgage rates. Prepayment speeds should moderate in the months ahead, as seasonal factors and higher mortgage rates dampen housing and refinancing activity. The dollar roll market for low coupon TBAs continues to be attractive, as implied financing rates remained negative given persistent demand from the Federal Reserve and commercial banks. Overall, we remain cautious on the Agency RMBS sector, as more restrictive monetary policy and worsening supply and demand technicals may weigh on valuations.
As we move into 2022, investors are focused first and foremost on the Federal Reserve and how their removal of policy accommodation to fight persistent inflation will impact rates and risk assets. Another concern is the impact of the ongoing COVID-19 pandemic, and how the trajectory of new cases might impact economic activity. These concerns leave us with a cautious outlook for the coming year.
Proposed Changes to LIBOR
The FCA, which regulates LIBOR announced on March 5, 2021 that it will cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. The ARRC, the U.S. working group tasked with assisting in the industry wide transition away from LIBOR, has supported the FCA’s announcement of USD LIBOR cessation and has recommended the market adopt SOFR. To accelerate the transition away from LIBOR, the Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency issued joint supervisory guidance to cease entering into new contracts referencing USD LIBOR after December 31, 2021 (note there are limited exceptions related to derivative product use). We, similar to the broader industry, are transitioning away from LIBOR to alternative risk-free rates, such as SOFR. We continue to actively monitor and adjust our LIBOR transition strategy and timeline as necessary. Switching existing financial instruments from LIBOR to SOFR requires calculations of a spread. There is no assurance that the calculated spread will be fair and accurate or that all financial instruments will use the same spread.
We have an investment in a commercial loan indexed to LIBOR that is scheduled to mature in 2022. In addition, our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each begin to pay a USD LIBOR-based rate at the time the stock becomes callable. Our Series B and Series C Preferred Stock are governed by New York state law that provides for USD LIBOR-linked contracts to transition to an alternative reference rate for contracts. We do not currently intend to amend our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock or our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock to change the existing USD LIBOR cessation fallback language.
The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied through December 31, 2022. In the fourth quarter of 2021, we transitioned our interest rate swaps that were indexed to LIBOR to interest rate swaps that are indexed to SOFR in a manner that allowed us to qualify for contract modification relief and maintain the same accounting for and presentation of interest rate swaps that was in place prior to modification.

Investment Activities
The table below shows the breakdown of our investment portfolio as of December 31, 2021 and 2020:

$ in thousands	As of December 31,
	2021	2020
Agency RMBS:
30 year fixed-rate, at fair value	7,701,523	8,050,866
Agency CMO, at fair value	30,757	—
Non-Agency CMBS, at fair value	62,909	109,583
Non-Agency RMBS, at fair value	9,070	11,733
Commercial loan, at fair value	23,515	23,098
Investments in unconsolidated ventures	12,476	16,408
Subtotal	7,840,250	8,211,688
TBAs, at implied cost basis (1)	1,636,906	1,772,211
Total investment portfolio, including TBAs	9,477,156	9,983,899
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to physically settle on the contractual settlement date as derivative financial instruments. We value TBAs on our consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. For further details of our U.S GAAP accounting for TBAs, refer to Note 8 “Derivatives and Hedging Activities” in Part IV, Item 15 of this Report. Our TBA dollar roll transactions are a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.
We sold $16.3 billion and purchased $17.1 billion of Agency RMBS during the year ended December 31, 2021. We rotated our Agency RMBS throughout the year into securities that have higher yields, in some cases to change coupon rate or the type of specified pool collateral. Purchases were funded with proceeds from the sales, paydowns of securities and by leveraging proceeds from the issuance of common stock.
As of December 31, 2021 and 2020 our holdings of 30 year fixed-rate Agency RMBS represented 81% of our total investment portfolio, including TBAs. Our 30 year fixed-rate Agency RMBS holdings as of December 31, 2021 and 2020 consisted of specified pools with coupon distributions as shown in the table below.

	As of December 31,
	2021		2020
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
1.5%	—	—%	106,377	1.3%
2.0%	2,408,404	31.3%	3,492,399	43.4%
2.5%	2,877,568	37.3%	3,784,539	47.0%
3.0%	2,178,476	28.3%	667,551	8.3%
3.5%	237,075	3.1%	—	—%
Total 30 year fixed-rate Agency RMBS	7,701,523	100.0%	8,050,866	100.0%
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
We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of December 31, 2021, the implied cost basis of TBAs represented approximately 17% of our total investment portfolio, versus 18% as of December 31, 2020. Our investments consist of 30-year Agency RMBS TBAs with coupons that range from 2.5% to 3.0% in conventional collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were below those available in the repurchase market due to the magnitude and persistence of the Federal Reserve's MBS purchase program, which began to increase holdings in March 2020. The Federal Reserve began reducing net purchases of Agency RMBS in the fourth quarter of 2021, and net purchases are expected to end in March 2022. It is likely the Federal Reserve will continue to reinvest all or a portion of paydowns on their MBS portfolio in the subsequent quarters, which would continue to support the Agency RMBS TBA dollar roll market.
As of December 31, 2021 and 2020, our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2021. Approximately 72.4% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2021.
As of December 31, 2021 and 2020, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs. We historically held non-Agency RMBS securities collateralized by prime and Alt-A loans and invested in re-securitizations of real estate mortgage investment conduit (“Re-REMIC”) RMBS and securitizations of reperforming mortgage loans.
As of December 31, 2021, we held an investment in one commercial real estate mezzanine loan that is due in February 2022 and has a LTV ratio of approximately 68.0%. In February 2022, we received a request from the borrower to extend the contractual maturity of the commercial loan investment to May 29, 2022. Refer to Note 15 – “Subsequent Events” of our consolidated financial statements in Part IV, Item 15 of this Report for additional information.
As of December 31, 2021, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.5 million in additional capital to cover future expenses should they occur.
Financing and Other Liabilities
We have historically used repurchase agreements to finance the majority of our target assets and expect to continue to use repurchase agreements to finance Agency investments in the future. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to SOFR.
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
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements and secured loans as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter:

$ in thousands	Collateralized borrowings under repurchase agreements and secured loans
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2020	7,637,746	16,673,939	23,132,234
June 30, 2020	740,000	983,599	1,373,296
September 30, 2020	5,243,288	3,373,356	5,243,288
December 31, 2020	7,228,699	6,883,773	7,237,496
March 31, 2021	8,240,887	8,359,010	8,708,686
June 30, 2021	7,851,204	7,945,494	8,004,924
September 30, 2021	7,873,798	7,846,536	7,886,360
December 31, 2021	6,987,834	7,442,784	7,776,070
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
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we also enter into interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy. Prior to the transition of our swap portfolio to swaps that are indexed to SOFR in the fourth quarter of 2021, our interest rate swaps were generally indexed to one- or three-month LIBOR.
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. During the year ended December 31, 2021, we terminated existing swaps with a notional amount of $2.5 billion and entered into new swaps with a notional amount of $4.3 billion as part of our overall risk management strategy. These amounts exclude $7.3 billion of terminations and additions related to the transition of our swap portfolio from swaps that were indexed to LIBOR to swaps that are indexed to SOFR in the fourth quarter of 2021, as well as terminations and additions of forward starting swaps. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations. We realized a net gain of $185.2 million on interest rate swaps during the year ended December 31, 2021 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of December 31, 2021, we had €11.7 million or $13.6 million (2020: €27.8 million or $33.1 million) of notional amount of forward contracts related to our investment in an unconsolidated venture. During the year ended December 31, 2021, we settled currency forward contracts of €70.8 million or $84.8 million (2020: €83.4 million or $93.4 million) in notional amount and realized a net gain of $209,000 (2020: $1.3 million net loss).
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
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock for $140.0 million plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was 25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the year ended December 31, 2021.
As of December 31, 2021, we may sell up to 56,865,980 shares of our common stock and 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the year ended December 31, 2021, we sold 55,744,020 shares of common stock for proceeds of $180.5 million, net of approximately $2.6 million in commissions and fees, under our equity distribution agreements. During the year ended December 31, 2020, we sold 21,849,740 shares of common stock for proceeds of $73.7 million, net of approximately $1.2 million in commissions and fees, under our equity distribution agreements.

For information on dividends declared and paid during the year ended December 31, 2021, see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this report on Form 10-K.
During the year ended December 31, 2021, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2021	2020	2019
Numerator (adjusted equity):
Total equity	1,402,135	1,367,158	2,931,899
Less: Liquidation preference of Series A Preferred Stock	—	(140,000)	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)	(287,500)
Total adjusted equity	959,635	784,658	2,349,399

Denominator (number of shares):
Common stock outstanding	329,875	203,222	144,256

Book value per common share	2.91	3.86	16.29
Our book value per common share decreased 24.6% as of December 31, 2021 compared to December 31, 2020. The increase in interest rate volatility and prepayment speeds, combined with reduced investor demand for prepayment protection and the potential for an earlier than expected taper of MBS purchases from the Federal Reserve resulted in Agency RMBS sharply underperforming interest rate swap hedges during the first half of 2021. Book value per common share further decreased in the second half of 2021 as the Federal Reserve's announced tapering and subsequent acceleration of the pace of tapering in December 2021 negatively impacted Agency RMBS valuations.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio, allowances for credit losses on our available-for-sale MBS, and a change in our interest income recognition among other effects.
Mortgage-Backed and Credit Risk Transfer Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016; our GSE CRTs purchased on or after August 24, 2015; and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2021, $7.7 billion (December 31, 2020: $8.1 billion) or 99% (December 31, 2020: 99%) of our MBS are accounted for under the fair value option.
We record our MBS purchased before September 1, 2016, as available-for-sale and report these MBS at fair value. We recorded our GSE CRTs purchased before August 24, 2015 as hybrid financial instruments and reported these GSE CRTs at fair value. We did not hold any GSE CRTs as of December 31, 2021 or December 31, 2020.

We determine the fair value of our MBS by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate and lead us to establish allowances for credit losses on our available-for-sale MBS.
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
One of the most significant factors impacting our projected cash flows is changes in long-term interest rates. When interest rates fall, prepayments will generally increase and when interest rates rise, prepayments will generally decrease. However, there are a variety of factors that may impact the rate of prepayments on our securities. Accordingly, under different conditions, we could report materially different amounts. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of the percentage change in our net interest income, including interest paid or received under interest rate swaps, caused by an instantaneous 50 and 100 basis points increase or decrease in interest rates.
For Agency RMBS and Agency CMBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Interest income on GSE CRTs purchased before August 24, 2015 was accrued based on the coupon rate of the debt host contract which reflected the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of credit risk transfer securities were amortized or accreted into interest income over the life of the debt host contract using the effective interest method. Interest income on GSE CRTs purchased on or after August 24, 2015 was based on estimated future cash flows.
Interest income from our commercial and other loans is recognized when earned and deemed collectible or until a loan becomes past due based on the terms of the loan agreement.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Our interest rate swaps, currency forward contracts and TBAs are valued using a market approach through the use of quoted prices available in an active market. All of our interest rate swaps were centrally cleared by a registered clearing organization as of December 31, 2021.
Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities.” of our consolidated financial statements included in Part IV, Item 15 of this Report.
Expected Impact of New Authoritative Guidance on Future Financial Information
In January 2021, the Financial Accounting Standards Board expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference LIBOR to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The new guidance can be applied through December 31, 2022.
We have an investment in a commercial loan indexed to LIBOR that is scheduled to mature in 2022. In addition, our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each become callable at the time the stock begins to pay a LIBOR-based rate. Our Series B and Series C Preferred Stock are governed by New York state law. The state of New York has approved legislative solutions for U.S. dollar LIBOR-linked contracts to transition to an alternative rate for contracts that are governed by New York state law. We do not currently intend to amend our Series B or Series C Preferred Stock to change the existing LIBOR cessation fallback language.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019 are summarized below:

	Years Ended December 31,
$ in thousands except share data	2021	2020	2019
Interest income
Mortgage-backed and credit risk transfer securities	167,056	277,400	772,657
Commercial and other loans	2,146	2,766	5,710
Total interest income	169,202	280,166	778,367
Interest expense
Repurchase agreements (1)	(11,290)	73,607	430,697
Secured loans	—	8,655	41,623
Total interest expense	(11,290)	82,262	472,320
Net interest income	180,492	197,904	306,047

Other income (loss)
Gain (loss) on investments, net	(366,509)	(961,938)	624,466
(Increase) decrease in provision for credit losses	1,768	(1,768)	—
Equity in earnings of unconsolidated ventures	870	1,163	2,224
Gain (loss) on derivative instruments, net	122,611	(851,050)	(534,755)
Realized and unrealized credit derivative income (loss), net	—	(35,312)	8,343
Net gain (loss) on extinguishment of debt	—	14,742	—
Other investment income (loss), net	1	2,137	3,950
Total other income (loss)	(241,259)	(1,832,026)	104,228
Expenses
Management fee — related party	21,080	29,367	38,173
General and administrative	8,153	10,863	8,001
Total expenses	29,233	40,230	46,174
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(90,000)	(1,674,352)	364,101
Dividends to preferred stockholders	37,795	44,426	44,426
Issuance and redemption costs of redeemed preferred stock	4,682	—	—
Net income (loss) attributable to common stockholders	(132,477)	(1,718,778)	319,675
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.48)	(9.89)	2.42
Diluted	(0.48)	(9.89)	2.42
Weighted average number of shares of common stock:
Basic	275,132,233	173,730,389	132,305,568
Diluted	275,132,233	173,730,389	132,317,853

(1)Negative interest expense on repurchase agreements in 2021 is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - “Derivatives and Hedging Activities” and Note 12 - “Stockholders' Equity” in Part IV, Item 15 of this report on Form 10-K.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
$ in thousands	2021	2020	2019
Average earning assets (1)	8,808,105	7,895,394	20,566,255
Average earning asset yields (2)	1.92%	3.55%	3.78%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of approximately $8.8 billion during the year ended December 31, 2021 (2020: $7.9 billion; 2019: $20.6 billion). Average earning assets increased for the year ended December 31, 2021 compared to 2020 as we resumed investing in Agency RMBS during the third quarter of 2020 after selling a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic.
Average earning assets decreased during the year ended December 31, 2020 compared to 2019. As previously discussed, we experienced unprecedented market conditions as a result of the COVID-19 pandemic and sold a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage.
The yield on our average earning assets during the year ended December 31, 2021 was 1.92% (2020: 3.55%; 2019: 3.78%). Our average earning asset yields decreased during the year ended December 31, 2021 compared to 2020 and during the year ended December 31, 2020 compared to 2019 primarily due to changes in our portfolio composition.
We earned interest income of $169.2 million (2020: $280.2 million; 2019: $778.4 million) during 2021. Our interest income consists of coupon interest and net premium amortization on MBS and GSE CRTs as well as interest income on commercial and other loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2021	2020	2019
Interest Income
MBS and GSE CRT - coupon interest	207,506	298,613	833,376
MBS and GSE CRT - net premium amortization	(40,450)	(21,213)	(60,719)
MBS and GSE CRT - interest income	167,056	277,400	772,657
Commercial and other loans	2,146	2,766	5,710
Total interest income	169,202	280,166	778,367
MBS and GSE CRT interest income decreased $110.3 million for the year ended December 31, 2021 compared to 2020 primarily due to a 163 basis point decrease in average earning asset yields. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS during the year ended December 31, 2021. We did not hold any GSE CRTs as of December 31, 2021 or December 31, 2020.
MBS and GSE CRT interest income decreased $495.3 million during the year ended December 31, 2020 compared to 2019 primarily due to a $534.8 million decrease in coupon interest reflecting lower average earning assets. Lower coupon interest was partially offset by a $39.5 million decrease in net premium amortization during the year ended December 31, 2020 primarily due to sales of assets purchased at premiums. Interest income on our commercial and other loans decreased $2.9 million during the year ended December 31, 2020, primarily due to the sale of our loan participation interest in April 2020 and repayments on commercial loan investments.

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
The following table presents net (premium amortization) discount accretion recognized on our MBS and GSE CRT portfolio during 2021, 2020 and 2019.

	Years Ended December 31,
$ in thousands	2021	2020	2019
Agency RMBS	(41,881)	(32,737)	(76,676)
Agency CMBS	—	(1,744)	(4,712)
Non-Agency CMBS	2,695	14,721	15,347
Non-Agency RMBS	(1,264)	1,107	13,164
GSE CRT	—	(2,560)	(7,842)
Net (premium amortization) discount accretion	(40,450)	(21,213)	(60,719)
Net premium amortization increased $19.2 million during 2021 compared to 2020 primarily due to sales of non-Agency CMBS purchased at discounts and the purchase of Agency RMBS at premiums during the second half of 2020 and in 2021.
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
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
$ in thousands	2021	2020	2019
Interest Expense
Interest expense on repurchase agreement borrowings	10,710	97,401	454,426
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(22,000)	(23,794)	(23,729)
Repurchase agreements interest expense	(11,290)	73,607	430,697
Secured loans	—	8,655	41,623
Total interest expense	(11,290)	82,262	472,320
Our interest expense on repurchase agreement borrowings decreased $86.7 million for the year ended December 31, 2021 compared to 2020 primarily due to a lower average cost of funds reflecting decreases in the Federal Funds rate.
Our interest expense on repurchase agreement borrowings decreased $357.0 million for the year ended December 31, 2020 compared to 2019 primarily due to lower average borrowings and a lower average cost of funds reflecting decreases in the Federal Funds rate. Average borrowings decreased primarily due to repayments of repurchase agreements in the first half of 2020 with proceeds from asset sales due to financial market disruption caused by the COVID-19 pandemic as previously discussed. Average borrowings also decreased due to repayment of $1.65 billion of secured loans during 2020.
Our repurchase agreements interest expense includes amortization of deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $22.0 million, $23.8 million and $23.7 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. During the next twelve months, we estimate that $19.7 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
We repaid our secured loans during 2020 and did not incur interest expense for secured loans during the year ended December 31, 2021.
Interest expense for our secured loans decreased for the year ended December 31, 2020 compared to 2019 primarily due to the repayment of $1.65 billion of secured loans during 2020 and lower borrowing rates. Before modification, borrowing rates on our secured loans were based on the three-month FHLB swap rate plus a spread. After modification, borrowing rates on our secured loans were based on the FHLBI's short-term cost of funds. For the year ended December 31, 2020, our secured loans had a weighted average borrowing rate of 1.47% as compared to 2.52% for the year ended December 31, 2019.
Our total interest expense during the year ended December 31, 2021 decreased $93.6 million compared to 2020 primarily due to a decrease of $95.3 million in interest expense on repurchase agreement borrowings and secured loans.
Our total interest expense during the year ended December 31, 2020 decreased $390.1 million compared to 2019 primarily due to a $390.0 million decrease in interest expense on repurchase agreement borrowings and secured loans.
The table below presents our average borrowings and cost of funds for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
$ in thousands	2021	2020	2019
Total average borrowings (1)	7,892,617	6,926,790	18,748,843
Maximum borrowings during the period (2)	8,708,686	23,132,234	20,377,801
Cost of funds (3)	(0.14)%	1.19%	2.52%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense, including amortization of net deferred gain (loss) on de-designated interest rate swaps, by our average borrowings.
Total average borrowings increased $965.8 million in 2021 compared to 2020 because we resumed investing in Agency RMBS in July 2020 and financing purchases with repurchase agreements. The increase in repurchase agreement borrowings was partially offset by the repayment of $1.65 billion of secured loans during 2020.
Total average borrowings decreased $11.8 billion in 2020 compared to 2019 because we repaid $10.3 billion of net repurchase agreements and $1.65 billion of secured loans during 2020.
Our cost of funds decreased in 2021 compared to 2020 and in 2020 compared to 2019 primarily due to decreases in the Federal Funds rate.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
$ in thousands	2021	2020	2019
Interest Income
Mortgage-backed and credit risk transfer securities	167,056	277,400	772,657
Commercial and other loans	2,146	2,766	5,710
Total interest income	169,202	280,166	778,367
Interest Expense
Interest expense on repurchase agreement borrowings	10,710	97,401	454,426
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(22,000)	(23,794)	(23,729)
Repurchase agreements interest expense	(11,290)	73,607	430,697
Secured loans	—	8,655	41,623
Total interest expense	(11,290)	82,262	472,320
Net interest income	180,492	197,904	306,047
Net interest rate margin	2.06%	2.36%	1.26%
Our net interest income, which equals total interest income less total interest expense, totaled $180.5 million for the year ended December 31, 2021 (2020: $197.9 million; 2019: $306.0 million). The decrease in net interest income for the year ended December 31, 2021 compared to 2020 and for the year ended December 31, 2020 compared to 2019 was primarily due to the sale of MBS and GSE CRTs in the first half of 2020 as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.06% for the year ended December 31, 2021 (2020: 2.36%; 2019: 1.26%). The decrease in net interest rate margin for 2021 compared to 2020 was primarily due to the change in our portfolio composition, including related repurchase agreements borrowings. The increase in net interest rate margin for 2020 compared to 2019 was primarily due to the change in our portfolio composition, including related repurchase agreement borrowings, due to assets sales and decreases in the Federal Funds rate that had a greater impact on our average cost of funds than on our average earning asset yields.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
$ in thousands	2021	2020	2019
Net realized gains (losses) on sale of investments	(281,224)	(363,781)	8,039
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(101,138)	—
Other-than-temporary impairment losses	—	—	(7,731)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(85,702)	(492,047)	624,158
Net unrealized gains (losses) on commercial loan	417	(1,164)	—
Realized loss on loan participation interest	—	(3,808)	—
Total gain (loss) on investments, net	(366,509)	(961,938)	624,466

During the year ended December 31, 2021, we sold MBS for cash proceeds of $16.3 billion (2020: MBS and GSE CRTs of $25.0 billion; 2019: MBS and GSE CRTs of $3.3 billion) and realized net losses of $281.2 million (2020: net losses of $363.8 million; 2019: net gains of $8.0 million). Realized net losses during the year ended December 31, 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS. We sold securities during the year ended December 31, 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We did not record any impairment during the years ended December 31, 2021 or 2019 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We recorded $94.1 million of impairment on non-Agency RMBS and CMBS securities during the year ended December 31, 2020, because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. For additional information regarding our accounting policy for impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Before September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2021, $7.7 billion or 99% (December 31, 2020: $8.1 billion or 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS and GSE CRT portfolio accounted for under the fair value option of $85.7 million in 2021 compared to net unrealized losses of $492.0 million in 2020 and unrealized gains of $624.2 million in 2019. Net unrealized losses in 2021 primarily reflect wider interest rate spreads on our Agency RMBS. Net unrealized losses in the year ended December 31, 2020 reflect declines in valuations due to wider interest rate spreads. Net unrealized gains in 2019 reflect lower interest rates, tighter interest rate spreads on credit assets and Agency CMBS and valuation gains in specified pool Agency RMBS.
We recorded unrealized gains of $417,000 and unrealized losses of $1.2 million on our commercial loan investment during the years ended December 31, 2021 and 2020, respectively. We value our commercial loan investment based upon a valuation from an independent pricing service.
We recorded a realized loss of $3.8 million on our loan participation interest during year ended December 31, 2020. We sold the loan participation interest on April 1, 2020.
(Increase) Decrease in Provision for Credit Losses
As of December 31, 2021, approximately $70.2 million of our $7.8 billion of MBS are classified as available-for-sale and subject to evaluation for credit losses. We recorded a provision for credit losses of $1.8 million on single non-Agency CMBS for the year ended December 31, 2020 based on a comparison of the security's amortized cost basis to discounted expected cash flows. We recorded a $1.8 million decrease in the provision for credit losses during the year ended December 31, 2021 because the security fully repaid in June 2021. Refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for additional information on how we calculate our provision for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2021, we recorded equity in earnings of unconsolidated ventures of $870,000 (2020: $1.2 million; 2019: $2.2 million). We recorded equity in earnings for the years ended December 31, 2021, 2020 and 2019 primarily due to earnings on the underlying portfolio investments.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2021, 2020 and 2019:

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Futures Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)
During the year ended December 31, 2021, we terminated existing interest rate swaps with a notional amount of $2.5 billion and entered into new swaps with a notional amount of $4.3 billion, excluding terminations and additions related to the transition of our interest rate swaps to swap that are indexed to SOFR in the fourth quarter of 2021 and terminations and additions of forward starting swaps. We realized a net gain of $185.2 million on interest rate swaps during the year ended December 31, 2021 due to rising interest rates. As of December 31, 2021, we had $7.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 29 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
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

As of December 31, 2021 and 2020, we held interest rate swaps whereby we receive interest at a variable rate as shown in the table below. As of December 31, 2021, our interest rate swaps received variable interest based upon SOFR. As of December 31, 2020, our interest rate swaps received variable interest based upon one-month LIBOR.

$ in thousands	December 31, 2021				December 31, 2020
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	6,300,000	0.30%	0.05%	5.7	6,300,000	0.41%	0.15%	6.7
(1)Notional amount as of December 31, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
As of December 31, 2021, we held interest rate swaps whereby we pay variable interest based upon SOFR as shown in the table below. We did not hold any interest rate swaps that paid floating interest as of December 31, 2020.

$ in thousands	December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	1,750,000	0.05%	0.98%	4.9
We have also used futures contracts to manage our exposure to interest rate risk. We were not party to any futures contracts as of December 31, 2021, 2020 or 2019. During the year ended December 31, 2019, we realized net losses of $157.9 million on the settlement of futures contracts due to falling interest rates. Daily variation margin payment for futures is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of December 31, 2021, we had $13.6 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of December 31, 2021, we had $1.6 billion notional amount of TBAs and recorded $41.6 million of realized and unrealized losses during the year ended December 31, 2021 primarily due to the sharp increase in mortgage rates during the first quarter of 2021. As of December 31, 2020, we had $1.7 billion notional amount of TBAs and recorded $24.4 million of realized and unrealized gains during the year ended December 31, 2020. We were not party to any TBAs accounted for as derivatives during 2019.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
$ in thousands	2020	2019
GSE CRT embedded derivative coupon interest	6,323	20,833
Gain (loss) on settlement of GSE CRT embedded derivatives	(31,354)	—
Change in fair value of GSE CRT embedded derivatives	(10,281)	(12,490)
Total realized and unrealized credit derivative income (loss), net	(35,312)	8,343
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

Net Gain (Loss) on Extinguishment of Debt
As discussed in Note 6 - “Borrowings” of our consolidated financial statements in Part IV, Item 15 of this Report, during 2020, certain of our counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. We recorded early termination and legal fees paid to our counterparties that were associated with the termination of these repurchase agreements as a loss on extinguishment of debt and settlements of counterparty claims for less than the principal balance of our repurchase agreements as a gain on extinguishment of debt in our consolidated statement of operations.
Other Investment Income (Loss), net
Other investment income (loss), net in 2020 and 2019 primarily consists of quarterly dividends from FHLBI stock. The amount of our dividend income varied based upon the number of shares that we were required to own and the dividend declared per share. FHLBI redeemed our stock at cost during 2020. We terminated our FHLBI membership in the third quarter of 2020. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
$ in thousands	2021	2020	2019
Dividend income	—	2,072	3,944
Gain (loss) on foreign currency transactions, net	1	65	6
Total	1	2,137	3,950
Other investment income (loss), net decreased during the year ended December 31, 2021 compared to 2020 and during the year ended December 31, 2020 compared to 2019 due to the redemption of our FHLBI stock.
Expenses
For the year ended December 31, 2021, we incurred management fees of $21.1 million (2020: $29.4 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2021 compared to 2020 due to a lower stockholders' equity management fee base in 2021. Our management fees are calculated quarterly in arrears. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV, Item 15 of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2020 we incurred management fees of $29.4 million (2019: $38.2 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2020 compared to 2019 due to a lower stockholders' equity management fee base in 2020.
For the year ended December 31, 2021, our general and administrative expenses not covered under our management agreement amounted to $8.2 million (2020: $10.9 million; 2019: $8.0 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. General and administrative costs were lower for the year ended December 31, 2021 compared to 2020 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $2.6 million in 2020. General and administrative costs were higher for the year ended December 31, 2020 compared to 2019 primarily due to these fees.
Issuance and Redemption Costs of Redeemed Preferred Stock
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the year ended December 31, 2021.
Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2021, our net loss attributable to common stockholders was $132.5 million (2020: $1.7 billion net loss attributable to common stockholders; 2019: $319.7 million net income attributable to common stockholders) or $0.48 basic and diluted net loss per average share available to common stockholders (2020: $9.89 basic and diluted net loss per average share available to common stockholders; 2019: $2.42 basic and diluted net income per average share available to common stockholders).

For the year ended December 31, 2021, the change in net loss attributable to common stockholders compared to 2020 was primarily due to: (i) net losses on investments of $366.5 million versus $961.9 million in the 2020 period; (ii) net gains on derivative instruments of $122.6 million versus net losses on derivatives of $851.1 million in the 2020 period; (iii) net losses on credit derivatives of $35.3 million in the 2020 period; (iv) lower net interest income of $180.5 million versus $197.9 million in the 2020 period and (v) net gains on debt extinguishment of $14.7 million in the 2020 period.
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
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, realized and unrealized credit derivative income (loss), net changes in net interest income and net gain (loss) on extinguishment of debt in the 2021, 2020 and 2019 periods, see preceding discussion under “Gain (loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net”, “Realized and Unrealized Credit Derivative Income (Loss), net”, “Net Interest Income” and “Net Gain (Loss) on Extinguishment of Debt”.
Non-GAAP Financial Measures
The table below shows the non-GAAP financial measures we use to analyze our operating results and the most directly comparable U.S. GAAP measures. We believe these non-GAAP measures are useful to investors in assessing our performance as discussed further below.

Non-GAAP Financial Measure	Most Directly Comparable U.S. GAAP Measure
Earnings available for distribution (and by calculation, earnings available for distribution per common share)	Net income (loss) attributable to common stockholders (and by calculation, basic earnings (loss) per common share)
Effective interest income (and by calculation, effective yield)	Total interest income (and by calculation, earning asset yields)
Effective interest expense (and by calculation, effective cost of funds)	Total interest expense (and by calculation, cost of funds)
Effective net interest income (and by calculation, effective interest rate margin)	Net interest income (and by calculation, net interest rate margin)
Economic debt-to-equity ratio	Debt-to-equity ratio
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
We adjust our calculations of non-GAAP financial measures for changes in the composition of our investment portfolio where appropriate. We have historically excluded the impact of realized and unrealized gains and losses on GSE CRT embedded derivatives from the calculation of earnings available for distribution. Beginning in 2021, realized and unrealized gains and losses on GSE CRT embedded derivatives no longer impacted the reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution because we sold all of our GSE CRTs that were accounted for as hybrid financial instruments during 2020. Additionally, we have historically calculated effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that was recorded as realized and unrealized credit derivative income (loss), net. As we no longer earn embedded derivative coupon interest due to the sale of our GSE CRTs during 2020, effective interest income is equal to U.S. GAAP total interest income beginning in 2021.
We did not present earnings available for distribution for the year ended December 31, 2020 because earnings available for distribution excluded the material adverse impact of the market disruption caused by the COVID-19 pandemic on our financial condition. In addition, earnings available for the year ended December 31, 2020 was not indicative of the reduced earnings potential of our current investment portfolio.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2021	2019
Net income (loss) attributable to common stockholders	(132,477)	319,675
Adjustments:
(Gain) loss on investments, net	366,509	(624,466)
Realized (gain) loss on derivative instruments, net (1)	(156,157)	597,077
Unrealized (gain) loss on derivative instruments, net (1)	17,743	(26,482)
Realized and unrealized (gain) loss on GSE CRT embedded derivatives, net (2)	—	12,490
TBA dollar roll income (3)	40,058	—
(Gain) loss on foreign currency transactions, net (4)	(1)	(6)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (5)	(22,000)	(23,729)
Subtotal	246,152	(65,116)
Earnings available for distribution	113,675	254,559
Basic earnings (loss) per common share	(0.48)	2.42
Earnings available for distribution per common share (6)	0.41	1.92

(1)U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2021	2019
Realized gain (loss) on derivative instruments, net	156,157	(597,077)
Unrealized gain (loss) on derivative instruments, net	(17,743)	26,482
Contractual net interest income (expense) on interest rate swaps	(15,803)	35,840
Gain (loss) on derivative instruments, net	122,611	(534,755)

(2)U.S. GAAP realized and unrealized credit derivative income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2021	2019
Realized and unrealized gain (loss) on GSE CRT embedded derivatives, net	—	(12,490)
GSE CRT embedded derivative coupon interest	—	20,833
Realized and unrealized credit derivative income (loss), net	—	8,343

(3)A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement versus the TBA price for forward month settlement. We include TBA dollar roll income in earnings available for distribution because it is the economic equivalent of interest income on the underlying Agency securities, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our consolidated statements of operations.

(4)U.S. GAAP other investment income (loss), net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2021	2019
Dividend income	—	3,944
Gain (loss) on foreign currency transactions, net	1	6
Other investment income (loss), net	1	3,950

(5)U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2021	2019
Interest expense on repurchase agreements outstanding	10,710	454,426
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(22,000)	(23,729)
Repurchase agreements interest expense	(11,290)	430,697

(6)    Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The components of earnings available for distribution for the years ended December 31, 2021 and 2019 are:

	Years Ended December 31,
$ in thousands	2021	2019
Effective net interest income(1)	142,689	338,991
TBA dollar roll income	40,058	—
Dividend income	—	3,944
Equity in earnings (losses) of unconsolidated ventures	870	2,224
(Increase) decrease in provision for credit losses	1,768	—
Total expenses	(29,233)	(46,174)
Subtotal	156,152	298,985
Dividends to preferred stockholders	(37,795)	(44,426)
Issuance and redemption costs of redeemed preferred stock	(4,682)	—
Earnings available for distribution	113,675	254,559
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution for the year ended December 31, 2021 was driven by effective net interest income and TBA dollar roll income. Earnings available for distribution for the year ended December 31, 2019 was driven by effective net interest income. As discussed above, we did not report earnings available for distribution for the year ended December 31, 2020.

Effective Interest Income / Effective Yield/ Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
Prior to 2021, we calculated effective interest income (and by calculation, effective yield) as U.S. GAAP total interest income adjusted for GSE CRT embedded derivative coupon interest that was recorded as realized and unrealized credit derivative income (loss), net. We included our GSE CRT embedded derivative coupon interest in effective interest income because GSE CRT coupon interest was not accounted for consistently under U.S. GAAP. We accounted for GSE CRTs purchased before August 24, 2015 as hybrid financial instruments, but elected the fair value option for GSE CRTs purchased on or after August 24, 2015. Under U.S. GAAP, coupon interest on GSE CRTs accounted for using the fair value option was recorded as interest income, whereas coupon interest on GSE CRTs accounted for as hybrid financial instruments was recorded as realized and unrealized credit derivative income (loss). We added back GSE CRT embedded derivative coupon interest to our total interest income because we considered GSE CRT embedded derivative coupon interest a current component of our total interest income irrespective of whether we elected the fair value option for the GSE CRT or accounted for the GSE CRT as a hybrid financial instrument.
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
The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2021		2020		2019
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	169,202	1.92%	280,166	3.55%	778,367	3.78%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	6,323	0.08%	20,833	0.11%
Effective interest income	169,202	1.92%	286,489	3.63%	799,200	3.89%
Our effective interest income decreased for the year ended December 31, 2021 versus 2020 due to lower asset yields primarily as a result of our asset sales in the first half of 2020. Changes in effective yield for the year ended December 31, 2021 versus 2020 are primarily due to changes in portfolio composition. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS during the year ended December 31, 2021.
Our effective interest income decreased for the year ended December 31, 2020 versus 2019 primarily due to lower average earning assets. Our average earning assets decreased to $7.9 billion for the year ended December 31, 2020 from $20.6 billion for the year ended December 31, 2019 primarily because we sold a substantial portion of our MBS and GSE CRT portfolio during the first half of 2020 due to disruption in the financial markets caused by the COVID-19 pandemic as previously discussed. Changes in effective yield for the year ended December 31, 2020 versus 2019 are primarily due to changes in our portfolio composition.

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2021		2020		2019
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(11,290)	(0.14)%	82,262	1.19%	472,320	2.52%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	22,000	0.28%	23,794	0.34%	23,729	0.13%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	15,803	0.20%	(8,047)	(0.12)%	(35,840)	(0.19)%
Effective interest expense	26,513	0.34%	98,009	1.41%	460,209	2.46%
Our effective interest expense and effective cost of funds decreased for the year ended December 31, 2021 versus 2020 primarily due to a lower average cost of funds reflecting decreases in the Federal Funds rate. Lower total interest expense was partially offset by contractual net interest expense on interest rate swaps of $15.8 million during the year ended December 31, 2021 compared to $8.0 million of contractual net interest income for the same period in 2020.
Our effective interest expense and effective cost of funds decreased for the year ended December 31, 2020 versus 2019 primarily due to lower interest expense paid on repurchase agreements. We recorded total interest expense of $82.3 million for the year ended December 31, 2020 compared to $472.3 million for the same period in 2019 due to lower average borrowings and a lower Federal Funds rate.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2021		2020		2019
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	180,492	2.06%	197,904	2.36%	306,047	1.26%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(22,000)	(0.28)%	(23,794)	(0.34)%	(23,729)	(0.13)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	6,323	0.08%	20,833	0.11%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(15,803)	(0.20)%	8,047	0.12%	35,840	0.19%
Effective net interest income	142,689	1.58%	188,480	2.22%	338,991	1.43%
Effective net interest income for the year ended December 31, 2021 decreased versus 2020 primarily due to lower asset yields as a result of our asset sales in the first half of 2020 that were partially offset by a lower average cost of funds reflecting decreases in the Federal Funds rate. Effective interest rate margin for the year ended December 31, 2021 decreased versus 2020 due to changes in portfolio composition.
Effective net interest income for the year ended December 31, 2020 decreased versus 2019 primarily due to lower average earning asset balances that were partially offset by lower average borrowings and a lower effective cost of funds driven by cuts in the Federal Funds rate. Effective interest rate margin for the year ended December 31, 2020 increased versus 2019 due to changes in portfolio composition, including related repurchase agreement borrowings, and a lower Federal Funds rate.
Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of December 31, 2021 and December 31, 2020. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of December 31, 2021, approximately 93% of our equity is allocated to Agency RMBS.
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
December 31, 2021

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	7,732,281	71,978	7,804,259
Cash and cash equivalents (2)	357,134	—	357,134
Restricted cash(3)	219,918	—	219,918
Derivative assets, at fair value (3)	—	270	270
Other assets	25,728	36,532	62,260
Total assets	8,335,061	108,780	8,443,841

Repurchase agreements	6,987,834	—	6,987,834
Derivative liabilities, at fair value (3)	14,356	—	14,356
Other liabilities	35,596	3,920	39,516
Total liabilities	7,037,786	3,920	7,041,706

Total stockholders' equity (allocated)	1,297,275	104,860	1,402,135
Debt-to-equity ratio (4)	5.4	—	5.0
Economic debt-to-equity ratio (5)	6.6	—	6.2
(1)Investments in non-Agency CMBS, non-Agency RMBS, commercial loans and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets and liabilities are allocated based on our hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.6 billion as of December 31, 2021) to total stockholders' equity.

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
(3)Restricted cash and derivative assets and liabilities are allocated based on our hedging strategy for each asset class.
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
The COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively affected our liquidity during the year ended December 31, 2020. Under the terms of our repurchase agreements, our lenders have the contractual right to mark the underlying securities that we post as collateral to fair value as determined in their sole discretion. In addition, our lenders have the contractual right to increase the “haircut”, or percentage amount by which collateral value must exceed the amount of borrowings, as market conditions become more volatile. As a result of significant spread widening in both Agency and non-Agency securities in the latter part of the first quarter of 2020, valuations of our portfolio assets declined sharply in a short period of time, leading to an exceptional increase in the frequency and magnitude of margin calls. We sold portfolio assets to generate liquidity, in many cases at significantly distressed market prices. Additionally, our lenders raised required haircuts on our collateral for new repurchase agreements, driving further liquidity needs. These events have led us to seek to avoid financing less liquid assets, such as non-Agency securities, with repurchase agreements. See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors in this Report for more information on how the COVID-19 pandemic has impacted and may continue to impact our liquidity and capital resources.

We held cash, cash equivalents and restricted cash of $577.1 million at December 31, 2021 (2020: $392.6 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $152.3 million for the year ended December 31, 2021 (2020: $170.5 million; 2019: $343.4 million).
Our investing activities provided net cash of $120.7 million for the year ended December 31, 2021 (2020: provided net cash of $11.6 billion; 2019: used net cash of $4.3 billion). Our primary source of cash from investing activities during the year ended December 31, 2021 was $16.3 billion from the sale of MBS. We also generated $825.2 million from principal payments of MBS and received cash of $156.2 million to settle derivative contracts during the year ended December 31, 2021. We used cash of $17.1 billion to purchase MBS during the year ended December 31, 2021.
During the year ended December 31, 2020, we sold MBS and GSE CRT for proceeds of $25.0 billion. We also generated $892.6 million from principal payments of MBS and GSE CRT during the year ended December 31, 2020. We used cash to purchase $13.6 billion of MBS and GSE CRT securities during the year ended December 31, 2020. We also used cash of $844.6 million on derivative contracts during the year ended December 31, 2020 primarily as we sold Agency securities and our sensitivity to interest rates decreased.
During the year ended December 31, 2019, we used cash to purchase $9.2 billion of MBS and GSE CRT securities. Purchases were partially funded by principal payments from MBS and GSE CRT securities of $2.2 billion, proceeds from MBS and GSE CRT sales of $3.3 billion, and through investing and leveraging proceeds of common stock offerings.
Our financing activities used net cash of $88.6 million for the year ended December 31, 2021 (2020: used net cash of $11.6 billion; 2019: provided net cash of $4.1 billion).
Our financing activities for the year ended December 31, 2021 primarily consisted of net principal repayments on our repurchase agreements of $240.9 million. We paid dividends of $133.1 million and used cash of $140.0 million to redeem our Series A Preferred Stock during the year ended December 31, 2021. Proceeds from the issuance of common stock provided $430.5 million during the year ended December 31, 2021.
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
As of December 31, 2021, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.8% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of December 31, 2021, we held $7.3 billion of Agency securities that are financed by repurchase agreements. We also had approximately $514.1 million of unencumbered investments and unrestricted cash of $357.1 million as of December 31, 2021. As of December 31, 2021, our known contractual obligations primarily consist of $7.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 29 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $6.5 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this Report.
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
As of December 31, 2021, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $70.1 million, or 5% of our stockholders’ equity. The following table summarizes our exposure under repurchase agreements to counterparties by geographic concentration as of December 31, 2021. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	11	4,265,161	219,940
Europe (excluding United Kingdom)	2	614,623	28,202
Asia	4	1,917,804	99,182
United Kingdom	1	190,246	8,018
Total	18	6,987,834	355,342
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2021. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2021. Consequently, we believe we met the REIT income and asset test as of December 31, 2021. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2021. Therefore, as of December 31, 2021, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2021, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements..
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2021 and 2020, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At December 31, 2021		At December 31, 2020
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(3.27)%	(1.61)%	29.73%	(1.91)%
+0.50%	(0.19)%	(0.52)%	20.76%	(0.61)%
-0.50%	(1.96)%	(0.38)%	(23.01)%	(0.73)%
-1.00%	(16.33)%	(2.11)%	(46.95)%	(1.59)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenarios assume interest rates at December 31, 2021 and 2020.

Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at December 31, 2021 and 2020, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
Amid the COVID-19 vaccine program and progress toward controlling the pandemic, the U.S. economy has strengthened despite elevated case counts largely fueled by the Omicron variant. This pick-up in economic activity has translated to improving employment levels and increased activity in residential and commercial real estate. While loan delinquencies remain elevated, they continue to decline from their post-pandemic peak levels. In particular, multi-family and single-family housing have been aided by government support and generous forbearance practices. Further, stimulative monetary policies have helped support real estate activity and property valuations. Despite these positives, many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. As a result, loans may continue to experience elevated delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
Foreign Exchange Rate Risk
As of December 31, 2021, we have an investment of €9.2 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We have historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
The unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report dated February 17, 2022, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2021 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2022 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 79 - 113 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 76 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 74 of this Report.
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

3.2
Articles Supplementary of 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 8-A, filed with the SEC on September 8, 2014.

3.3
Articles Supplementary classifying 1,500,000 shares of the Company's preferred stock as additional Series B Shares (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.4
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

3.5
Articles Supplementary classifying 4,000,000 shares of the Company's preferred stock as additional Series C Shares (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.6
Articles Supplementary reclassifying 2,110,000 shares of authorized but unissued shares of Series A Preferred Stock as shares of Preferred Stock without designation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 17, 2021.

3.7	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 4.1 to our Pre-Effective Amendment No. 8, filed with the SEC on June 18, 2009.

4.2
Specimen 7.75% Series B Fixed-to-Floating Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed with the SEC on September 8, 2014.

4.3
Specimen 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

4.4	Description of Invesco Mortgage Capital Inc. Securities.

10.1
Management Agreement, dated as of July 1, 2009, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc. and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2009.

10.2
Amendment to Management Agreement, dated as of May 24, 2011, among Invesco Advisers, Inc. (formally known as Invesco Institutional (N.A.), Inc.), Invesco Mortgage Capital Inc., IAS Operating Partnership LP., and IAS Asset I LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.

10.3
Second Amendment to Management Agreement, dated as of July 1, 2015, among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015.

10.4
Third Amendment to Management Agreement, dated as of November 6, 2019, among Invesco Advisers, Inc., Invesco Mortgage Capital Inc., and IAS Operating Partnership LP., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019.

§ 10.5	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 5, 2021.

10.6
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan (May 2021), incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q, filed with the SEC on August 4, 2021.

10.7
Equity Distribution Agreement with respect to the Series B Shares and Series C Shares, dated March 19, 2019, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc. and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019.

10.8
Amendment No. 1 to the Equity Distribution Agreement, among Invesco Mortgage Capital Inc., the Operating Partnership, the Manager and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on June 17, 2021.

74

10.9
Equity Distribution Agreement, dated November 3, 2021, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc., JMP Securities LLC and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on November 3, 2021.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2021	113

76

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Mortgage-Backed Securities, at fair value
As described in Notes 2 and 10 to the consolidated financial statements, the Company’s mortgage-backed securities, at fair value were $7.8 billion as of December 31, 2021. Management determines the fair value of mortgage-backed securities using an independent primary pricing service. If the primary pricing service cannot provide a price, management seeks a value from other pricing services. The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount.
The principal considerations for our determination that performing procedures relating to the valuation of mortgage-backed securities, at fair value is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the fair value of the mortgage-backed securities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of mortgage-backed securities, at fair value. These procedures also included, among others, (i) developing an independent range of prices for the securities by obtaining independent pricing from third party vendors; (ii) comparing management’s estimate of fair value to the independent range of prices to evaluate the reasonableness of management’s estimate; and (iii) testing the completeness and accuracy of the data provided by management.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 17, 2022
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020
$ in thousands except share amounts
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $7,326,175 and $7,614,935, respectively; net of allowance for credit losses of $1,768 as of December 31, 2020)	7,804,259	8,172,182
Cash and cash equivalents	357,134	148,011
Restricted cash	219,918	244,573
Due from counterparties	7,985	1,078
Investment related receivable	16,766	15,840
Derivative assets, at fair value	270	10,004
Other assets	37,509	41,163
Total assets	8,443,841	8,632,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	6,987,834	7,228,699
Derivative liabilities, at fair value	14,356	6,344
Dividends payable	29,689	18,970
Investment related payable	—	274
Accrued interest payable	1,171	823
Collateral held payable	280	3,546
Accounts payable and accrued expenses	1,887	1,448
Due to affiliate	6,489	5,589
Total liabilities	7,041,706	7,265,693
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock: no shares and 5,600,000 shares issued and outstanding, respectively ($140,000 aggregate liquidation preference as of December 31, 2020)	—	135,356
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 329,874,780 and 203,222,108 shares issued and outstanding, respectively	3,299	2,032
Additional paid in capital	3,816,406	3,387,552
Accumulated other comprehensive income	37,286	58,605
Retained earnings (distributions in excess of earnings)	(2,882,824)	(2,644,355)
Total stockholders’ equity	1,402,135	1,367,158
Total liabilities and stockholders' equity	8,443,841	8,632,851
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
$ in thousands except share data
Interest income
Mortgage-backed and credit risk transfer securities	167,056	277,400	772,657
Commercial and other loans	2,146	2,766	5,710
Total interest income	169,202	280,166	778,367
Interest expense
Repurchase agreements (1)	(11,290)	73,607	430,697
Secured loans	—	8,655	41,623
Total interest expense	(11,290)	82,262	472,320
Net interest income	180,492	197,904	306,047
Other income (loss)
Gain (loss) on investments, net	(366,509)	(961,938)	624,466
(Increase) decrease in provision for credit losses	1,768	(1,768)	—
Equity in earnings of unconsolidated ventures	870	1,163	2,224
Gain (loss) on derivative instruments, net	122,611	(851,050)	(534,755)
Realized and unrealized credit derivative income (loss), net	—	(35,312)	8,343
Net gain (loss) on extinguishment of debt	—	14,742	—
Other investment income (loss), net	1	2,137	3,950
Total other income (loss)	(241,259)	(1,832,026)	104,228
Expenses
Management fee — related party	21,080	29,367	38,173
General and administrative	8,153	10,863	8,001
Total expenses	29,233	40,230	46,174
Net income (loss) attributable to Invesco Mortgage Capital Inc.	(90,000)	(1,674,352)	364,101
Dividends to preferred stockholders	37,795	44,426	44,426
Issuance and redemption costs of redeemed preferred stock	4,682	—	—
Net income (loss) attributable to common stockholders	(132,477)	(1,718,778)	319,675
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.48)	(9.89)	2.42
Diluted	(0.48)	(9.89)	2.42
Weighted average number of shares of common stock:
Basic	275,132,233	173,730,389	132,305,568
Diluted	275,132,233	173,730,389	132,317,853
(1)Negative interest expense on repurchase agreements in 2021 is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - “Derivatives and Hedging Activities” and Note 12 - “Stockholders' Equity”.
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019
$ in thousands
Net income (loss)	(90,000)	(1,674,352)	364,101
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	756	(223,416)	83,965
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	13,940	9,072
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	1,768	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(22,000)	(23,794)	(23,729)
Currency translation adjustments on investment in unconsolidated venture	(75)	1,144	(1,158)
Total other comprehensive income (loss)	(21,319)	(230,358)	68,150
Comprehensive income (loss)	(111,319)	(1,904,710)	432,251
Less: Dividends to preferred stockholders	(37,795)	(44,426)	(44,426)
Less: Issuance and redemption costs of redeemed preferred stock	(4,682)	—	—
Comprehensive income (loss) attributable to common stockholders	(153,796)	(1,949,136)	387,825
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$ in thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	111,584,996	1,115	2,383,532	220,813	(882,087)	2,286,697
Net income (loss)	—	—	—	—	—	—	—	—	—	—	364,101	364,101
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	68,150	—	68,150
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	32,640,260	328	508,598	—	—	508,926
Stock awards	—	—	—	—	—	—	31,101	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(252,071)	(252,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	522	—	—	522
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	144,256,357	1,443	2,892,652	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,674,352)	(1,674,352)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(230,358)	—	(230,358)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	42,549,740	425	420,312	—	—	420,737
Stock awards	—	—	—	—	—	—	77,500	1	—	—	—	1
Common stock dividends	—	—	—	—	—	—	16,338,511	163	74,071	—	(111,436)	(37,202)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	517	—	—	517
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	203,222,108	2,032	3,387,552	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—		(90,000)	(90,000)
Other comprehensive income (loss)	—	—	—	—	—	—				(21,319)	—	(21,319)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	126,469,020	1,265	428,239	—	—	429,504
Stock awards	—	—	—	—	—	—	183,652	2	—	—	—	2
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(105,992)	(105,992)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(37,795)	(37,795)
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	615	—	—	615
Balance at December 31, 2021	—	—	6,200,000	149,860	11,500,000	278,108	329,874,780	3,299	3,816,406	37,286	(2,882,824)	1,402,135

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	(90,000)	(1,674,352)	364,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage-backed and credit risk transfer securities premiums and (discounts), net	37,397	15,980	46,243
Realized and unrealized (gain) loss on derivative instruments, net	(138,414)	859,097	570,595
Realized and unrealized (gain) loss on credit derivatives, net	—	41,635	12,490
(Gain) loss on investments, net	366,509	961,938	(624,466)
Increase (decrease) in provision for credit losses	(1,768)	1,768	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	9	229	(490)
Other amortization	(21,383)	(23,276)	(23,207)
Net (gain) loss on extinguishment of debt	—	(14,742)	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,166)	51,645	(8,096)
Increase (decrease) in operating liabilities	1,108	(49,463)	6,189
Net cash provided by (used in) operating activities	152,292	170,459	343,359
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(17,132,975)	(13,613,447)	(9,244,391)
Distributions from (contributions to) investments in unconsolidated ventures, net	3,848	6,505	1,346
Change in other assets	—	40,846	10,327
Principal payments from mortgage-backed and credit risk transfer securities	825,189	892,592	2,189,327
Proceeds from sale of mortgage-backed and credit risk transfer securities	16,273,956	25,028,464	3,311,884
Payment on the sale of credit derivatives	—	(31,353)	—
Settlement (termination) of futures, forwards, swaps, swaptions and TBAs, net	156,160	(844,577)	(597,077)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	74,250	—
Net change in due from counterparties and collateral held payable on derivative instruments	(5,430)	1,093	(3,174)
Principal payments from commercial loans held-for-investment	—	136	7,527
Net cash provided by (used in) investing activities	120,748	11,554,509	(4,324,231)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	430,496	420,737	509,075
Redemption of preferred stock	(140,038)	—	—
Principal repayments of secured loans	—	(1,650,000)	—
Proceeds from repurchase agreements	82,347,113	75,698,735	131,624,461
Principal repayments of repurchase agreements and related fees	(82,587,978)	(85,987,597)	(127,694,642)
Net change in due from counterparties and collateral held payable on repurchase agreements	(4,743)	33,773	(32,557)
Payments of deferred costs	(354)	(35)	(346)
Payments of dividends	(133,068)	(137,499)	(271,234)
Net cash provided by (used in) financing activities	(88,572)	(11,621,886)	4,134,757
Net change in cash, cash equivalents and restricted cash	184,468	103,082	153,885
Cash, cash equivalents and restricted cash, beginning of period	392,584	289,502	135,617
Cash, cash equivalents and restricted cash, end of period	577,052	392,584	289,502
Supplement Disclosure of Cash Flow Information
Interest paid	10,363	149,230	489,661
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities	756	(207,708)	93,037
Dividends declared not paid	29,689	18,970	74,841
Increase (decrease) in Agency CMBS purchase commitments	—	(99,557)	(32,530)
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	46	266	5,724
Change in foreign currency translation adjustment on other investments	75	(1,144)	1,158
Dividend paid in common stock	—	74,234	—
Offering costs not paid	527	—	48
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Operations
Invesco Mortgage Capital Inc. (the “Company” or “we”) is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities ("MBS”) and other mortgage-related assets.
We currently invest in:
•Residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”);
•Commercial mortgage-backed securities (“CMBS”) that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”);
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
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the “Investment Company” definition under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
In addition, we perform due diligence procedures on all pricing services on at least an annual basis. A questionnaire is sent to pricing services which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data. Physical visits are also made to each pricing service's office. Virtual visits may take place in lieu of physical visits given concerns surrounding the COVID-19 pandemic.

An independent pricing service values our commercial loan investment using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring mezzanine loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination.
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
Mortgage-Backed and Credit Risk Transfer Securities
We record our purchases of MBS and GSE CRTs on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Approximately $7.7 billion (99%) of our MBS are accounted for under the fair value option as of December 31, 2021 (December 31, 2020: $8.1 billion or 99%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016, GSE CRTs purchased on or after August 24, 2015 and all RMBS interest-only securities.
We classify the remaining balance of our MBS as available-for-sale ($70.2 million or 1% as of December 31, 2021; $116.9 million or 1% as of December 31, 2020). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
GSE CRTs purchased before August 24, 2015 were reported at fair value and accounted for as hybrid financial instruments consisting of a debt host contract and an embedded derivative. Unrealized gains or losses arising from changes in fair value of the debt host contract, excluding other-than-temporary impairment, were recognized in accumulated other comprehensive income until sale or disposition of the investment. Upon sale or disposition of the debt host contract, the cumulative gain or loss previously reported in stockholders’ equity was recognized in income. Realized and unrealized gains or losses arising from changes in fair value of the embedded derivative were recognized in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. We elected the fair value option for GSE CRTs purchased on or after August 24, 2015 due to the complexities associated with bifurcation of GSE CRTs into a debt host contract and an embedded derivative. Realized gains and losses from sales of GSE CRTs were determined based upon the specific identification method.
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
When we determine that we intend to sell, or more likely than not will be required to sell, an available-for-sale security in an unrealized loss position before we recover its amortized cost, we write off any allowance for credit losses and write down the investment’s amortized cost to its fair value. We record the write off of the allowance for credit losses within (increase) decrease in provision for credit losses on our consolidated statements of operations and write down of the available-for-sale security within gain (loss) on investments, net in our consolidated statements of operations.
We present accrued interest receivable separately from our investment portfolio on our consolidated balance sheets. We do not estimate an allowance for credit losses on accrued interest receivable because we write off accrued interest receivable as a reduction to interest income if it is not received when due.
Commercial Loans Held-For-Investment
As of January 1, 2020, we report our commercial loan investment at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements. We record changes in fair value within gain (loss) on investments, net in our consolidated statements of operations. Before January 1, 2020, we carried commercial loans held-for-investment at amortized cost, net of any provision for loan losses.
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
Credit Risk Transfer Securities
Interest income on GSE CRTs purchased before August 24, 2015 was accrued based on the coupon rate of the debt host contract which reflected the credit risk of GSE unsecured senior debt with a similar maturity. Premiums or discounts associated with the purchase of GSE CRTs were amortized or accreted into interest income over the life of the debt host contract using the effective interest method. The difference between the coupon rate on the hybrid instrument and the coupon rate on the debt host contract was considered premium income associated with the embedded derivative and was recorded in realized and unrealized credit derivative income (loss), net in our consolidated statements of operations. Interest income on GSE CRTs purchased on or after August 24, 2015 was based on estimated future cash flows.

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
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2021, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
Restricted Cash
Restricted cash represents cash posted with counterparties as collateral for various derivative instruments. Cash posted with counterparties as collateral is not available for general corporate purposes.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash posted with our counterparties as collateral for our derivatives and repurchase agreements. Collateral held payable represents cash posted with us by counterparties as collateral under our derivatives and repurchase agreements. If we receive collateral other than cash from our counterparties, such assets are not included in our consolidated balance sheets. If we either sell such assets or pledge the assets as collateral under a repurchase agreement, the cash received and the corresponding liability is reflected on the consolidated balance sheets.
Investment Related Receivable / Investment Related Payable
Investment related receivable consists of receivables for mortgage-backed securities that we have sold but have not settled with the buyer and accrued interest and principal paydowns on mortgage-backed securities. Accrued interest receivable was $16.8 million and $15.6 million as of December 31, 2021 and 2020, respectively. Investment related payable consists of liabilities for mortgage-backed securities that we have purchased but have not settled with the seller.
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
We record the mortgage-backed securities and the related repurchase agreement financing on a gross basis in our consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in our consolidated statements of operations.
Secured Loans
Our wholly-owned subsidiary, IAS Services LLC, was a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, IAS Services LLC borrowed funds from the FHLBI in the form of secured advances. FHLBI advances were treated as secured financing transactions and carried at their contractual amounts. During the year ended

December 31, 2020, we fully repaid our outstanding secured loans from the FHLBI and terminated our membership. IAS Services LLC was dissolved in December 2020.
Dividends Payable
Dividends payable represent dividends declared at the balance sheet date which are payable to common stockholders and preferred stockholders.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of our common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested restricted stock awards, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Share-Based Compensation
Under the terms of our 2009 Equity Incentive Plan (the “Incentive Plan”), our independent directors are eligible to receive stock awards as part of their compensation for serving as directors, In addition, we may compensate the officers and employees of our Manager and its affiliates under the Incentive Plan under the terms of our management agreement.
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
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS purchased before September 1, 2016 and the debt host contract associated with GSE CRTs purchased before August 24, 2015; reclassification of unrealized losses on available-for-sale securities to (increase) decrease in provision for credit losses; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on our MBS purchased before September 1, 2016 and the debt host contract associated with GSE CRTs purchased before August 24, 2015 are reclassified into net income upon their sale.
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
We evaluate the terms and conditions of our holdings of swaptions, futures contracts, currency forward contracts and TBAs to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
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
We have elected to treat two of our subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, TRSs may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. TRSs are subject to U.S. federal, state and local corporate income taxes. Our TRSs did not generate material taxable income for the years ended December 31, 2021, 2020 and 2019.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.
Accounting Pronouncements Recently Adopted
In January 2021, the Financial Accounting Standards Board (“FASB”) expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to U.S. GAAP for contract modifications, hedge accounting and other relationships that reference London Interbank Overnight Financing Rate (“LIBOR”) to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The new guidance can be applied through December 31, 2022.
In the fourth quarter of 2021, we transitioned our interest rate swaps that were indexed to LIBOR to interest rate swaps that are indexed to the Secured Overnight Financing Rate (“SOFR”) in a manner that allowed us to qualify for contract modification relief and maintain the same accounting for and presentation of interest rate swaps that was in place prior to modification. The modifications did not have a material effect on our financial statements.
We have an investment in a commercial loan indexed to LIBOR that is scheduled to mature in 2022. In addition, our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each become callable at the time the stock begins to pay a LIBOR-based rate. Our Series B and Series C Preferred Stock are governed by New York state law that provides for U.S. dollar LIBOR-linked contracts to transition to an alternative reference rate. We do not currently intend to amend our Series B or Series C Preferred Stock to change the existing LIBOR cessation fallback language.

Note 3 – Variable Interest Entities (“VIEs”)
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2021 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	62,909	62,909
Non-Agency RMBS	9,070	9,070
Investments in unconsolidated ventures	12,476	12,476
Total	84,455	84,455
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
The following tables summarize our MBS portfolio by asset type at December 31, 2021 and 2020.

December 31, 2021
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	7,514,229	246,183	7,760,412	(58,889)	7,701,523	2.07%
Total Agency RMBS pass-through	7,514,229	246,183	7,760,412	(58,889)	7,701,523	2.07%
Agency-CMO (2)	235,216	(203,180)	32,036	(1,279)	30,757	6.47%
Non-Agency CMBS	61,427	(3,096)	58,331	4,578	62,909	8.63%
Non-Agency RMBS (3)(4)(5)	392,543	(383,591)	8,952	118	9,070	5.26%
Total	8,203,415	(343,684)	7,859,731	(55,472)	7,804,259	2.14%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2021 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligation (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 35.6% variable rate, 63.5% fixed rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 97.7% of principal/notional balance, 44.8% of amortized cost and 19.9% of fair value.

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
(2)     All Agency-CMO are interest-only securities Agency IO.
(3)     Non-Agency RMBS is 31.8% variable rate, 67.3% fixed rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)    Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)    Non-Agency RMBS includes non-Agency IO which represent 98.8% of principal/notional balance, 49.3% of amortized cost and 41.5% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2021 and December 31, 2020. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of December 31, 2021 and December 31, 2020, approximately 99% of our MBS are accounted for under the fair value option.

	December 31, 2021			December 31, 2020
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate	—	7,701,523	7,701,523	—	8,050,866	8,050,866
Total Agency RMBS pass-through	—	7,701,523	7,701,523	—	8,050,866	8,050,866
Agency-CMO	—	30,757	30,757	—	—	—
Non-Agency CMBS	62,909	—	62,909	109,583	—	109,583
Non-Agency RMBS	7,288	1,782	9,070	7,267	4,466	11,733
Total	70,197	7,734,062	7,804,259	116,850	8,055,332	8,172,182
The components of the carrying value of our MBS portfolio at December 31, 2021 and 2020 are presented below.

	December 31, 2021			December 31, 2020
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	7,584,812	618,603	8,203,415	7,757,491	800,426	8,557,917
Unamortized premium	250,771	—	250,771	391,644	—	391,644
Unamortized discount	(11,902)	(582,553)	(594,455)	(10,067)	(795,018)	(805,085)
Allowance for credit losses	—	—	—	(1,768)	—	(1,768)
Gross unrealized gains (1)	8,754	109	8,863	34,539	103	34,642
Gross unrealized losses (1)	(60,741)	(3,594)	(64,335)	(4,527)	(641)	(5,168)
Fair value	7,771,694	32,565	7,804,259	8,167,312	4,870	8,172,182
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2021 and 2020 is provided below within this Note 4.

The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of December 31, 2021 and 2020.

$ in thousands	December 31, 2021	December 31, 2020
Less than one year	23,150	22,112
Greater than one year and less than five years	891,510	5,303,917
Greater than or equal to five years	6,889,599	2,846,153
Total	7,804,259	8,172,182
The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

December 31, 2021	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	6,838,999	(60,741)	54	—	—	—	6,838,999	(60,741)	54
Total Agency RMBS pass-through (1)	6,838,999	(60,741)	54	—	—	—	6,838,999	(60,741)	54
Agency-CMO (1)	21,810	(1,389)	5	—	—	—	21,810	(1,389)	5
Non-Agency RMBS (2)	767	(1,132)	5	1,042	(1,073)	9	1,809	(2,205)	14
Total	6,861,576	(63,262)	64	1,042	(1,073)	9	6,862,618	(64,335)	73
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with fair value of $1.7 million for which the fair value option has been elected. Such securities have unrealized losses of $2.1 million. The remaining $136,000 of unrealized losses on non-Agency RMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.

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
On January 1, 2020, we adopted accounting guidance that requires us to estimate an allowance for credit losses on available-for-sale securities in unrealized loss positions. As of December 31, 2020, we had recorded an allowance for credit losses of $1.8 million on a single non-Agency CMBS on our consolidated balance sheet. We recorded a $1.8 million decrease in the provision for credit losses on our consolidated statement of operations during the year ended December 31, 2021. As of December 31, 2021, we do not have an allowance for credit losses recorded on our consolidated balance sheet. During the year ended December 31, 2020, we recorded impairments of $94.1 million on our consolidated statement of operations because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Years Ended December 31,
	2021	2020
Beginning allowance for credit losses	(1,768)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	(1,768)
Additional increases or decreases in the allowance for credit losses on securities that had an allowance recorded in a previous period	1,768	—
Ending allowance for credit losses	—	(1,768)
Before January 1, 2020, we assessed our investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. When the fair value of an investment was less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” This analysis included a determination of estimated future cash flows through an evaluation of the characteristics of the underlying loans and the structural features of the investment. Underlying loan characteristics reviewed included, but were not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration.
The following table represents OTTI included in earnings for the year ended December 31, 2019.

Year Ended December 31,
$ in thousands	2019
RMBS interest-only securities	6,707
Non-Agency RMBS (1)	1,024
Total	7,731
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
The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
$ in thousands	2021	2020	2019
Gross realized gains on sale of investments	3,297	656,915	24,721
Gross realized losses on sale of investments	(284,521)	(1,020,696)	(16,682)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	(101,138)	—
Other-than-temporary impairment losses	—	—	(7,731)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	(85,702)	(492,047)	624,158
Net unrealized gains (losses) on commercial loan	417	(1,164)	—
Realized loss on loan participation interest	—	(3,808)	—
Total gain (loss) on investments, net	(366,509)	(961,938)	624,466

The following tables present components of interest income recognized on our MBS and GSE CRT portfolio for the years ended December 31, 2021, 2020 and 2019. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option of $6.3 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively, that was recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2021
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	201,694	(41,881)	159,813
Non-Agency CMBS	3,841	2,695	6,536
Non-Agency RMBS	1,950	(1,264)	686
Other	21	—	21
Total	207,506	(40,450)	167,056

For the Year ended December 31, 2020
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	161,845	(32,737)	129,108
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	76,068	14,721	90,789
Non-Agency RMBS	13,895	1,107	15,002
GSE CRT	10,232	(2,560)	7,672
Other	751	—	751
Total	298,613	(21,213)	277,400

For the Year ended December 31, 2019
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	488,650	(76,676)	411,974
Agency CMBS	88,462	(4,712)	83,750
Non-Agency CMBS	163,326	15,347	178,673
Non-Agency RMBS	52,857	13,164	66,021
GSE CRT	37,032	(7,842)	29,190
Other	3,049	—	3,049
Total	833,376	(60,719)	772,657
Note 5 – Other Assets
The following table summarizes our other assets as of December 31, 2021 and 2020:

$ in thousands	December 31, 2021	December 31, 2020
Commercial loan, held-for-investment	23,515	23,098
Investments in unconsolidated ventures	12,476	16,408
Prepaid expenses and other assets	1,518	1,657
Total	37,509	41,163
In March 2021, we agreed to extend the contractual maturity of our commercial loan investment from February 2021 to February 2022 at the request of the borrower. The borrower continues to make current interest payments on the loan and posted additional cash reserves in connection with the loan modification. The loan had a principal balance of $23.9 million as of December 31, 2021 and 2020 and a weighted average coupon rate of 8.60% as of December 31, 2021 and 8.65% as of

December 31, 2020. We recorded unrealized gains of $417,000 and unrealized losses of $1.2 million on this loan in our consolidated statements of operations during the years ended December 31, 2021 and December 31, 2020, respectively.
In February 2022, we received a request from the borrower to extend the contractual maturity of our commercial loan investment to May 29, 2022. Refer to Note 15 - "Subsequent Events" for additional information.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - “Commitments and Contingencies” for additional details regarding our commitments to these unconsolidated ventures.
Note 6 – Borrowings
We have historically financed the majority of our investment portfolio through repurchase agreements and secured loans. We fully repaid our secured loans during the year ended December 31, 2020. The following tables summarize certain characteristics of our borrowings at December 31, 2021 and 2020. Refer to Note 7 - “Collateral Positions” for collateral pledged and held under our repurchase agreements and secured loans.

	December 31, 2021
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	6,987,834	0.14%	29
Total Borrowings	6,987,834	0.14%	29

	December 31, 2020
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	7,228,699	0.21%	14
Total Borrowings	7,228,699	0.21%	14

Repurchase Agreements
In the first half of 2020, we experienced unprecedented market conditions as a result of the COVID-19 pandemic. We received an unusually high number of margin calls from our repurchase agreement counterparties during March 2020 following significant spread widening in both Agency and non-Agency securities. As a result, we were unable to meet margin calls and were not in compliance with all of the financial covenants of our repurchase agreements as of March 31, 2020. While certain of our repurchase agreement counterparties permitted our repurchase agreements to remain outstanding while we were not in compliance, other counterparties seized and sold securities that we had posted as collateral for our repurchase agreements. As of May 7, 2020, we repaid all of our repurchase agreements that may have been in default. Gains and losses associated with the termination of these repurchase agreements during the year ended December 31, 2020 are reported as net gain (loss) on extinguishment of debt in our consolidated statement of operations.
We resumed financing the purchase of Agency RMBS with repurchase agreements in July 2020. These repurchase agreements generally bear interest at a contractually agreed upon rate and have maturities of approximately one to six months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2021.

Note 7 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts, and TBAs as of December 31, 2021 and 2020. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. MBS collateral pledged is included in mortgage-backed securities on our consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2021 and 2020, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2021	December 31, 2020
Repurchase Agreements:
Agency RMBS	7,326,175	7,614,935
Cash	3,527	700
Total repurchase agreements collateral pledged	7,329,702	7,615,635
Derivative instruments:
Cash	4,458	378
Restricted cash	219,918	244,573
Total derivative instruments collateral pledged	224,376	244,951
Total collateral pledged:
Agency RMBS	7,326,175	7,614,935
Cash	7,985	1,078
Restricted cash	219,918	244,573
Total collateral pledged	7,554,078	7,860,586

Collateral Held	December 31, 2021	December 31, 2020
Repurchase Agreements:
Cash	—	1,916
Non-cash collateral	248	4,226
Total repurchase agreements collateral held	248	6,142
Derivative instruments:
Cash	280	1,630
Total derivative instruments collateral held	280	1,630

Total collateral held:
Cash	280	3,546
Non-cash collateral	248	4,226
Total collateral held	528	7,772

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
As of December 31, 2021 and 2020, our repurchase agreement collateral ratio (MBS pledged as collateral/ repurchase agreement amount outstanding) was 105%.
Interest Rate Swaps
As of December 31, 2021 and 2020, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
The following table summarizes changes in the notional amount of our derivative instruments during 2021:

$ in thousands	Notional Amount as of December 31, 2020	Additions (1)	Settlement, Termination, Expiration or Exercise (1)	Notional Amount as of December 31, 2021
Interest Rate Swaps (2)(3)	6,300,000	4,250,000	(2,500,000)	8,050,000
Interest Rate Swaptions	—	1,000,000	(1,000,000)	—
Currency Forward Contracts	33,084	65,279	(84,767)	13,596
TBA Purchase Contracts	1,700,000	23,125,000	(23,225,000)	1,600,000
TBA Sale Contracts	—	(23,225,000)	23,225,000	—
Total	8,033,084	5,215,279	(3,584,767)	9,663,596
(1)Excludes $7.3 billion of additions and terminations related to the transition of our interest rate swaps that were indexed to LIBOR to interest rate swaps that are indexed to SOFR. These transactions were accounted for under the FASB's reference rate reform relief. Refer to Note 2 - “Summary of Significant Accounting Policies” for additional information.
(2)Notional amount as of December 31, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
(3)Notional amount as of December 31, 2021 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.

Refer to Note 7 - “Collateral Positions” for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one month to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Under the terms of the majority of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of variable-rate amounts over the life of the agreements without exchange of the underlying notional amount. To a lesser extent, we also enter into interest rate swap contracts whereby we make floating-rate payments to a counterparty in exchange for the receipt of fixed-rate amounts as part of our overall risk management strategy.
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $22.0 million as a decrease (2020: $23.8 million as a decrease; 2019: $23.7 million as a decrease) to interest expense for the year ended December 31, 2021. During the next 12 months, we estimate that $19.7 million will be reclassified as a decrease to interest expense, repurchase agreements. As of December 31, 2021, $30.1 million (2020: $52.1 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income and will be reclassified to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of December 31, 2021 and 2020, we had interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate, excluding interest rate swaps with forward start dates, with maturities as shown in the table below. Floating rate interest on swaps held as of December 31, 2021 was based on SOFR and floating rate interest on swaps held as of December 31, 2020 was based on 1-month LIBOR.

$ in thousands	As of December 31, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.05%	2.6
3 to 5 years	1,250,000	0.12%	0.05%	3.6
5 to 7 years	2,225,000	0.32%	0.05%	5.9
7 to 10 years	1,825,000	0.52%	0.05%	8.6
Total	6,300,000	0.30%	0.05%	5.7

$ in thousands	As of December 31, 2020
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
3 to 5 years	2,250,000	0.20%	0.15%	4.2
5 to 7 years	1,775,000	0.43%	0.15%	6.7
7 to 10 years	2,275,000	0.60%	0.15%	9.2
Total	6,300,000	0.41%	0.15%	6.7
As of December 31, 2021, we held $1.3 billion notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR with a weighted average maturity of 20.8 years and a weighted average fixed pay rate of 0.99%. We did not hold any interest rate swaps with forward start dates as of December 31, 2020.

As of December 31, 2021, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with maturities as shown in the table below. We did not hold any interest rate swaps that paid floating interest as of December 31, 2020.

$ in thousands	As of December 31, 2021
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.05%	0.77%	2.6
5 to 7 years	500,000	0.05%	1.26%	6.9
7 to 10 years	250,000	0.05%	1.27%	10.0
Total	1,750,000	0.05%	0.98%	4.9
Swaptions, Futures and Currency Forward Contracts
We periodically purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our Agency RMBS portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as a derivative asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our consolidated statements of operations. If an interest rate swaption expires unexercised, the loss on the interest rate swaption would equal the premium paid. If we sell or exercise an interest rate swaption, the realized gain or loss on the interest rate swaption would equal the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We purchase or sell futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our investment portfolio. We recognize realized and unrealized gains and losses associated with the purchases or sales of futures contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. We did not have any futures contracts outstanding as of December 31, 2021 and December 31, 2020.
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. As of December 31, 2021, we had $13.6 million (December 31, 2020: $33.1 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
Credit Derivatives
Our GSE CRTs purchased before August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. We did not hold any GSE CRTs that were accounted for as hybrid financial instruments as of December 31, 2021 and 2020.

TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2021 and 2020.

$ in thousands	As of December 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	1,600,000	1,636,906	1,633,955	(2,951)

$ in thousands	As of December 31, 2020
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	1,700,000	1,772,211	1,782,104	9,893
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2021 and 2020.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2021	As of December 31, 2020		As of December 31, 2021	As of December 31, 2020
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	—	Interest Rate Swaps Liability	11,405	5,537
Currency Forward Contracts	270	111	Currency Forward Contracts	—	807
TBAs	—	9,893	TBAs	2,951	—
Total Derivative Assets	270	10,004	Total Derivative Liabilities	14,356	6,344
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the years ended December 31, 2020 and 2019.

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

The following tables summarize the effect of interest rate swaps, swaptions, futures contracts, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)

$ in thousands	Year ended December 31, 2019
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(440,626)	35,840	18,826	(385,960)
Futures Contracts	(157,929)	—	7,836	(150,093)
Currency Forward Contracts	1,478	—	(180)	1,298
Total	(597,077)	35,840	26,482	(534,755)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2021 and December 31, 2020. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $11.4 million at December 31, 2021 (December 31, 2020: liability of $5.5 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

As of December 31, 2021

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	270	—	270	—	(270)	—
Total Assets	270	—	270	—	(270)	—

Liabilities
Derivatives (1) (2)	(2,951)	—	(2,951)	—	2,951	—
Repurchase Agreements (3)	(6,987,834)	—	(6,987,834)	6,987,834	—	—
Total Liabilities	(6,990,785)	—	(6,990,785)	6,987,834	2,951	—
As of December 31, 2020

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	10,004	—	10,004	(111)	(1,630)	8,263
Total Assets	10,004	—	10,004	(111)	(1,630)	8,263

Liabilities
Derivatives (1) (2)	(807)	—	(807)	111	610	(86)
Repurchase Agreements (3)	(7,228,699)	—	(7,228,699)	7,228,699	—	—
Total Liabilities	(7,229,506)	—	(7,229,506)	7,228,810	610	(86)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $224.4 million and $245.0 million at December 31, 2021 and December 31, 2020, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $280,000 and $1.6 million as of December 31, 2021 and December 31, 2020, respectively.
(3)The fair value of securities pledged against our borrowing under repurchase agreements was $7.3 billion and $7.6 billion at December 31, 2021 and December 31, 2020, respectively. We pledged cash collateral of $3.5 million and $700,000 under repurchase agreements as of December 31, 2021 and December 31, 2020, respectively. We held no cash collateral and $1.9 million of cash collateral under repurchase agreements as of December 31, 2021 and December 31, 2020, respectively.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,804,259	—	—	7,804,259
Derivative assets	—	270	—	—	270
Other assets (3)	—	—	23,515	12,476	35,991
Total assets	—	7,804,529	23,515	12,476	7,840,520
Liabilities:
Derivative liabilities	—	14,356	—	—	14,356
Total liabilities	—	14,356	—	—	14,356

	December 31, 2020
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	8,172,182	—	—	8,172,182
Derivative assets	—	10,004	—	—	10,004
Other assets(3)	—	—	23,098	16,408	39,506
Total assets	—	8,182,186	23,098	16,408	8,221,692
Liabilities:
Derivative liabilities	—	6,344	—	—	6,344
Total liabilities	—	6,344	—	—	6,344
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed and Credit Risk Transfer Securities.”
(2)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2021, both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.
(3)Includes $23.5 million and $23.1 million of a commercial loan investment as of December 31, 2021 and 2020, respectively. We elected the fair value option for our commercial loan investment as of January 1, 2020 and valued the loan based on a third party appraisal as of December 31, 2021 and 2020.

The following table shows a reconciliation of the beginning and ending fair value measurements of our GSE CRT embedded derivatives which we valued utilizing Level 3 inputs:

Year Ended
$ in thousands	December 31, 2020
Beginning balance	10,281
Sales and settlements	31,354
Total net credit derivative gains (losses) included in net income:
Realized credit derivative gains (losses), net	(31,354)
Unrealized credit derivative gains (losses), net	(10,281)
Ending balance	—
The following table shows a reconciliation of the beginning and ending fair value measurements of our loan participation interest which we valued utilizing Level 3 inputs:

Year Ended
$ in thousands	December 31, 2020
Beginning balance	44,654
Purchases/Advances	—
Repayments	(19,269)
Sales	(21,577)
Total net gains (losses) included in net income:
Realized losses	(3,808)
Ending balance	—
Realized losses on our loan participation interest were included in gain (loss) on investments, net in our consolidated statements of operations.
The following table shows a reconciliation of the beginning and ending balance of our commercial loan investment which we have valued utilizing Level 3 inputs:

	Years Ended
$ in thousands	December 31, 2021	December 31, 2020
Beginning balance	23,098	24,055
Cumulative effect of adoption of new accounting principle	—	342
Repayments	—	(136)
Total net unrealized gains (losses) included in net income:
Unrealized gain (loss)	417	(1,163)
Ending balance	23,515	23,098
Unrealized gain (loss) on our commercial loan investment are included in gain (loss) on investments, net in our consolidated statements of operations. We elected the fair value option for this loan on January 1, 2020 when we implemented the new accounting guidance for how entities report credit losses for assets measured at amortized cost.

The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan investment:

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2021	Technique	Input	Rate
Commercial Loan	23,515	Discounted Cash Flow	Discount rate	18.8%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2020	Technique	Input	Rate
Commercial Loan	23,098	Discounted Cash Flow	Discount rate	29.9%
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	6,987,834	6,987,806	7,228,699	7,228,719
Total	6,987,834	6,987,806	7,228,699	7,228,719
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
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2021, we reimbursed our Manager $1.1 million (2020: $1.1 million; 2019: $917,000) for costs of support personnel.
We invested $1.9 million in money market or mutual funds managed by affiliates of our Manager as of December 31, 2020. The investments are reported as cash and cash equivalents on our consolidated balance sheets as they are highly liquid and have original or remaining maturities of three months or less when purchased. We did not have any investments in money market of mutual funds managed by affiliates of our Manager as of December 31, 2021.
During the year ended December 31, 2020, we sold non-Agency CMBS to affiliates of our Manager for cash proceeds of $40.0 million and recognized a realized gain of $4.1 million.
Management Fee
We pay our Manager a fee equal to 1.50% of our stockholders' equity per annum. For purposes of calculating the management fee, stockholders' equity is calculated as average month-end stockholders' equity for the prior calendar quarter as determined in accordance with U.S. GAAP. Stockholders' equity may exclude one-time events due to changes in U.S. GAAP and certain non-cash items upon approval by a majority of our independent directors.
We do not pay any management fees on our investments in unconsolidated ventures that are managed by an affiliate of our Manager.

Expense Reimbursement
We are required to reimburse our Manager for operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, legal services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
$ in thousands	2021	2020	2019
Incurred costs, prepaid or expensed	7,108	10,845	7,343
Incurred costs, charged against equity as a cost of raising capital	692	239	950
Total incurred costs, originally paid by our Manager	7,800	11,084	8,293
Termination Fee
If we terminate our management agreement, we owe our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 12 – Stockholders’ Equity
Preferred Stock
On June 16, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock for $140.0 million plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the year ended December 31, 2021. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. Dividends were cumulative and payable quarterly in arrears.
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
As of December 31, 2021, we may sell up to 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under the equity distribution agreement.
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
As of December 31, 2021, we may sell up to 56,865,980 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2021, we sold 55,744,020 shares (2020: 21,849,740 shares) of common stock under our equity distribution agreements for proceeds of $180.5 million (2020: $73.7 million) net of approximately $2.6 million (2020: $1.2 million) in commissions and fees.
In May 2021, we granted 127,115 restricted shares of common stock to our independent directors. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Share Repurchase Program
During the years ended December 31, 2021 and December 31, 2020, we did not repurchase any shares of our common stock. As of December 31, 2021, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2021 and December 31, 2020, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	756	—	756
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(22,000)	(22,000)
Currency translation adjustments on investment in unconsolidated venture	(75)	—	—	(75)
Total other comprehensive income (loss)	(75)	756	(22,000)	(21,319)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	(75)	756	(22,000)	(21,319)
AOCI balance at end of period	424	6,749	30,113	37,286

	December 31, 2020
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	—	(223,416)	—	(223,416)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	13,940	—	13,940
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	1,768	—	1,768
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(23,794)	(23,794)
Currency translation adjustments on investment in unconsolidated venture	1,144	—	—	1,144
Total other comprehensive income (loss)	1,144	(207,708)	(23,794)	(230,358)

AOCI balance at beginning of period	(645)	213,701	75,907	288,963
Total other comprehensive income (loss)	1,144	(207,708)	(23,794)	(230,358)
AOCI balance at end of period	499	5,993	52,113	58,605
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
We declared the following dividends during 2021 and 2020:

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2021 (1)
February 19, 2021	0.4844	2,713	April 26, 2021
2020
November 5, 2020	0.4844	2,713	January 25, 2021
September 10, 2020	0.4844	2,713	October 26, 2020
June 17, 2020	0.4844	2,712	July 27, 2020
March 17, 2020	0.4844	2,713	May 22, 2020
(1)On June 16, 2021, we paid a final dividend of $0.2691 per share ($1.5 million in aggregate) in connection with the redemption of our Series A Preferred Stock. The final dividend was treated as a component of the redemption price for tax purposes.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
November 2, 2021	0.4844	3,003	December 27, 2021
August 3, 2021	0.4844	3,003	September 27, 2021
May 4, 2021	0.4844	3,004	June 28, 2021
February 19, 2021	0.4844	3,003	March 29, 2021
2020
November 5, 2020	0.4844	3,003	December 28, 2020
August 5, 2020	0.4844	3,003	September 28, 2020
May 9, 2020	0.4844	3,004	June 29, 2020
February 18, 2020	0.4844	3,003	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
November 2, 2021	0.46875	5,391	December 27, 2021
August 3, 2021	0.46875	5,391	September 27, 2021
May 4, 2021	0.46875	5,390	June 28, 2021
February 19, 2021	0.46875	5,391	March 29, 2021
2020
November 5, 2020	0.46875	5,391	December 28, 2020
August 5, 2020	0.46875	5,391	September 28, 2020
May 9, 2020	0.46875	5,390	June 29, 2020
February 18, 2020	0.46875	5,391	May 22, 2020

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2021
December 27, 2021	0.09	29,689	January 27, 2022
September 28, 2021	0.09	28,057	October 26, 2021
June 23, 2021	0.09	26,071	July 27, 2021
March 26, 2021	0.09	22,176	April 27, 2021
2020
December 28, 2020	0.08	16,258	January 26, 2021
September 30, 2020	0.05	9,070	October 27, 2020
June 17, 2020	0.02	3,626	July 28, 2020
March 17, 2020	0.50	82,483	June 30, 2020
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

The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2021 and 2020.

			Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared in Prior Year and Taxable in Current Year	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series A Preferred Stock Dividends
Fiscal tax year 2021	0.484400	0.484400	0.968800	—	—
Fiscal tax year 2020 (1)	0.484400	1.453200	—	1.937600	—

Series B Preferred Stock Dividends
Fiscal tax year 2021	—	1.936700	1.936700	—	—
Fiscal tax year 2020	—	1.937600	—	1.937600	—

Series C Preferred Stock Dividends
Fiscal tax year 2021	—	1.875000	0.590720	1.284280	—
Fiscal tax year 2020	—	1.875000	—	1.875000	—

Common Stock Dividends
Fiscal tax year 2021 (2)	0.080000	0.270000	—	0.350000	—
Fiscal tax year 2020 (3)	0.500000	0.570000	—	1.070000	—
(1)Excludes preferred stock dividend of $0.4844 per share declared on November 5, 2020 that had a record date of January 1, 2021. This dividend is a 2021 dividend for federal income tax purposes.
(2)Excludes common stock dividend of $0.09 per share declared on December 27, 2021 that had a record date of January 11, 2022. This dividend is a 2022 dividend for federal income tax purposes.
(3)Excludes common stock dividend of $0.08 per share declared on December 28, 2020 that had a record date of January 12, 2021. This dividend is a 2021 dividend for federal income tax purposes.
Note 13 – Earnings per Common Share
Earnings per share for the years ended December 31, 2021, 2020 and 2019 is computed as follows:

In thousands except per share amounts	Years Ended December 31,
	2021	2020	2019
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(132,477)	(1,718,778)	319,675

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	275,132	173,730	132,306
Effect of dilutive securities:
Restricted stock awards	—	—	12
Dilutive Shares	275,132	173,730	132,318
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.48)	(9.89)	2.42
Diluted	(0.48)	(9.89)	2.42

The following potential weighted average shares were excluded from diluted earnings per share as the effect would be anti-dilutive. For the year ended December 31, 2021, 16,061 shares for restricted stock awards. (December 31, 2020: 11,017 for restricted stock awards).

Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments and contingencies as of December 31, 2021 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invested in the partnerships as a limited partner. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.5 million in additional capital to cover future expenses should they occur.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on February 16, 2022: a Series B Preferred Stock dividend of $0.4844 per share payable on March 28, 2022 to our stockholders of record as of March 5, 2022, and a Series C Preferred Stock dividend of $0.46875 per share payable on March 28, 2022 to our stockholders of record on March 5, 2022.
Modification of Commercial Loan Investment
In February 2022, we received a request from the borrower to extend the contractual maturity of our commercial loan investment to May 29, 2022. We are currently negotiating the terms of the modification and expect to extend the maturity date.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2021

$ in thousands
Asset Type	Property Type	Location	Interest Rate	Maturity Date	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan	Hotel	TX	L+8.50%	2/28/2022	I	—	23,919	23,515		—
							23,919	23,515	(2)	—

(1) Interest (“I”) only until stated maturity of the loan.
(2) The aggregate cost for federal income tax purposes is $23.9 million.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
							2021	2020		2019
Beginning balance							23,098	24,055		31,582
Additions:
Unrealized gain							417	—		—
Deductions:
Collection of principal							—	136		7,527
Unrealized loss							—	821		—
Ending balance							23,515	23,098		24,055

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures (1)	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 17, 2022
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 17, 2022
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 17, 2022
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 17, 2022
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 17, 2022
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 17, 2022
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 17, 2022
James R. Lientz, Jr.

By:	/s/ Dennis P. Lockhart	Director	February 17, 2022
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 17, 2022
Gregory G. McGreevey

By:	/s/ Beth A. Zayicek	Director	February 17, 2022
Beth A. Zayicek
(1)Don H. Liu was appointed to the Board of Directors effective February 16, 2022 and accordingly did not sign this Report.

