Form 10-Q
period 2022-03-31
Invesco Mortgage Capital Inc.
filed 2022-05-04
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2022, there were 329,917,927 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2022	December 31, 2021
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,607,777 and $7,326,175, respectively)	5,992,494	7,804,259
U.S. Treasury securities, at fair value (including pledged securities of $482,445 as of March 31, 2022)	482,445	—
Cash and cash equivalents	251,724	357,134
Restricted cash	245,809	219,918
Due from counterparties	47,793	7,985
Investment related receivable	15,214	16,766
Derivative assets, at fair value	17,674	270
Other assets	29,465	37,509
Total assets	7,082,618	8,443,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,837,420	6,987,834
Derivative liabilities, at fair value	77,613	14,356
Dividends payable	29,693	29,689
Investment related payable	1	—
Accrued interest payable	1,143	1,171
Collateral held payable	280	280
Accounts payable and accrued expenses	2,083	1,887
Due to affiliate	6,438	6,489
Total liabilities	5,954,671	7,041,706
Commitments and contingencies (See Note 15):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,200,000 shares issued and outstanding ($155,000 aggregate liquidation preference)	149,860	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,108	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 329,917,927 and 329,874,780 shares issued and outstanding, respectively	3,299	3,299
Additional paid in capital	3,816,544	3,816,406
Accumulated other comprehensive income	29,469	37,286
Retained earnings (distributions in excess of earnings)	(3,149,333)	(2,882,824)
Total stockholders’ equity	1,127,947	1,402,135
Total liabilities and stockholders' equity	7,082,618	8,443,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share data	2022	2021
Interest income
Mortgage-backed and other securities	41,637	39,434
Commercial loan	537	576
Total interest income	42,174	40,010
Interest expense
Repurchase agreements (1)	(2,104)	(1,660)
Total interest expense	(2,104)	(1,660)
Net interest income	44,278	41,670
Other income (loss)
Gain (loss) on investments, net	(504,388)	(331,857)
(Increase) decrease in provision for credit losses	—	938
Equity in earnings (losses) of unconsolidated ventures	71	(94)
Gain (loss) on derivative instruments, net	238,860	286,961
Other investment income (loss), net	55	(16)
Total other income (loss)	(265,402)	(44,068)
Expenses
Management fee – related party	5,274	4,884
General and administrative	2,024	1,993
Total expenses	7,298	6,877
Net income (loss)	(228,422)	(9,275)
Dividends to preferred stockholders	8,394	11,107
Net income (loss) attributable to common stockholders	(236,816)	(20,382)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.72)	(0.09)
Diluted	(0.72)	(0.09)
(1)Negative interest expense on repurchase agreements is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 9 - "Derivatives and Hedging Activities" and Note 13 - "Stockholders' Equity".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2022	2021
Net income (loss)	(228,422)	(9,275)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(2,421)	981
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(5,196)	(5,368)
Currency translation adjustments on investment in unconsolidated venture	(200)	609
Total other comprehensive income (loss)	(7,817)	(3,778)
Comprehensive income (loss)	(236,239)	(13,053)
Less: Dividends to preferred stockholders	(8,394)	(11,107)
Comprehensive income (loss) attributable to common stockholders	(244,633)	(24,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022 and 2021
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,200,000	149,860	11,500,000	278,108	329,874,780	3,299	3,816,406	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	43,147	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance at March 31, 2022	6,200,000	149,860	11,500,000	278,108	329,917,927	3,299	3,816,544	29,469	(3,149,333)	1,127,947

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	203,222,108	2,032	3,387,552	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,275)	(9,275)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	43,150,000	432	160,549	—	—	160,981
Stock awards	—	—	—	—	—	—	25,602	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(22,176)	(22,176)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at March 31, 2021	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	246,397,710	2,464	3,548,230	54,827	(2,686,913)	1,481,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2022	2021
Cash Flows from Operating Activities
Net income (loss)	(228,422)	(9,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	4,813	11,625
Realized and unrealized (gain) loss on derivative instruments, net	(237,576)	(291,510)
(Gain) loss on investments, net	504,388	331,857
Increase (decrease) in provision for credit losses	—	(938)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	34	18
Other amortization	(5,058)	(5,239)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,875	(1,990)
Increase (decrease) in operating liabilities	82	(43)
Net cash provided by (used in) operating activities	40,136	34,505
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(7,602,660)	(7,012,452)
Purchase of U.S. Treasury securities	(502,288)	—
Distributions from investments in unconsolidated ventures, net	7,388	1,233
Principal payments from mortgage-backed securities	168,316	200,590
Proceeds from sale of mortgage-backed securities	8,754,469	5,545,566
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	283,429	282,250
Net change in due from counterparties and collateral held payable on derivative instruments	(38,829)	(3,438)
Net cash provided by (used in) investing activities	1,069,825	(986,251)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	161,413
Proceeds from repurchase agreements	23,329,788	28,514,983
Principal repayments of repurchase agreements	(24,480,202)	(27,502,795)
Net change in due from counterparties and collateral held payable on repurchase agreements	(979)	(7,953)
Payments of deferred costs	(4)	(86)
Payments of dividends	(38,083)	(27,365)
Net cash provided by (used in) financing activities	(1,189,480)	1,138,197
Net change in cash, cash equivalents and restricted cash	(79,519)	186,451
Cash, cash equivalents and restricted cash, beginning of period	577,052	392,584
Cash, cash equivalents and restricted cash, end of period	497,533	579,035
Supplement Disclosure of Cash Flow Information
Interest paid	2,771	3,985
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	(2,421)	981
Dividends declared not paid	29,693	24,888
Net change in investment related receivable (payable)	15	(271)
Offering costs not paid	562	334
Change in foreign currency translation adjustment on other investments	200	(609)

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
•A commercial mortgage loan;
•Other real estate-related financing agreements; and
•U.S Treasury securities.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Examples of estimates include, but are not limited to, estimates of the fair values of financial instruments, interest income on mortgage-backed securities and allowances for credit losses. Actual results may differ from those estimates.

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 other than as detailed below.
U.S. Treasury Securities
U.S. Treasury securities are classified as trading securities and reported at fair value on our condensed consolidated balance sheets. Purchases of U.S. Treasury Securities are recorded on the trade date. Changes in the fair value of U.S. Treasury securities are recognized within gain (loss) on investments, net in our condensed consolidated statements of operations. Coupon interest income is accrued based on the outstanding principal balance of the securities and their contractual terms. Interest income on U.S. Treasury securities is recognized within mortgage-backed and other securities interest income on our condensed consolidated statements of operations. Similar to the Company's MBS, U.S. Treasury securities are valued based upon prices obtained from third party pricing vendors and classified as Level 2 assets within the fair value hierarchy.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2022 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	61,295	61,295
Non-Agency RMBS	8,402	8,402
Investments in unconsolidated ventures	4,854	4,854
Total	74,551	74,551
Refer to Note 4 - "Mortgage-Backed Securities" and Note 6 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of March 31, 2022 and December 31, 2021.

March 31, 2022
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	6,132,696	(43,156)	6,089,540	(227,561)	5,861,979	2.54%
Total Agency RMBS pass-through	6,132,696	(43,156)	6,089,540	(227,561)	5,861,979	2.54%
Agency-CMO (2)	441,397	(382,576)	58,821	1,997	60,818	6.32%
Non-Agency CMBS	61,427	(2,594)	58,833	2,462	61,295	8.62%
Non-Agency RMBS (3)(4)(5)	354,236	(345,577)	8,659	(257)	8,402	8.32%
Total	6,989,756	(773,903)	6,215,853	(223,359)	5,992,494	2.64%

(1)Period-end weighted average yield is based on amortized cost as of March 31, 2022 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 62.6% fixed rate, 36.4% variable rate, and 1.0% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.5% of principal/notional balance, 44.1% of amortized cost and 18.3% of fair value.

December 31, 2021
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
(2)All Agency-CMO are Agency IO.
(3)Non-Agency RMBS is 63.5% fixed rate, 35.6% variable rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying Hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes non-Agency IO which represent 97.7% of principal/notional balance, 44.8% of amortized cost and 19.9% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2022 and December 31, 2021. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of March 31, 2022 and December 31, 2021, approximately 99% of our MBS are accounted for under the fair value option.

	March 31, 2022			December 31, 2021
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate	—	5,861,979	5,861,979	—	7,701,523	7,701,523
Total Agency RMBS pass-through	—	5,861,979	5,861,979	—	7,701,523	7,701,523
Agency-CMO	—	60,818	60,818	—	30,757	30,757
Non-Agency CMBS	61,295	—	61,295	62,909	—	62,909
Non-Agency RMBS	6,869	1,533	8,402	7,288	1,782	9,070
Total	68,164	5,924,330	5,992,494	70,197	7,734,062	7,804,259
The components of the carrying value of our MBS portfolio at March 31, 2022 and December 31, 2021 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $14.1 million at March 31, 2022 (December 31, 2021: $16.6 million).

	March 31, 2022
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	6,203,136	786,620	6,989,756
Unamortized premium	75,067	—	75,067
Unamortized discount	(124,990)	(723,980)	(848,970)
Gross unrealized gains (1)	4,483	3,399	7,882
Gross unrealized losses (1)	(227,561)	(3,680)	(231,241)
Fair value	5,930,135	62,359	5,992,494

	December 31, 2021
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	7,584,812	618,603	8,203,415
Unamortized premium	250,771	—	250,771
Unamortized discount	(11,902)	(582,553)	(594,455)
Gross unrealized gains (1)	8,754	109	8,863
Gross unrealized losses (1)	(60,741)	(3,594)	(64,335)
Fair value	7,771,694	32,565	7,804,259
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2022 and 2021 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2022 and December 31, 2021.

$ in thousands	March 31, 2022	December 31, 2021
Less than one year	22,792	23,150
Greater than one year and less than five years	38,627	891,510
Greater than or equal to five years	5,931,075	6,889,599
Total	5,992,494	7,804,259

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.
March 31, 2022

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	5,861,979	(227,561)	36	—	—	—	5,861,979	(227,561)	36
Total Agency RMBS pass-through (1)	5,861,979	(227,561)	36	—	—	—	5,861,979	(227,561)	36
Agency-CMO (1)	27,175	(1,401)	5	—	—	—	27,175	(1,401)	5
Non-Agency RMBS (2)	113	(142)	1	1,427	(2,137)	13	1,540	(2,279)	14
Total	5,889,267	(229,104)	42	1,427	(2,137)	13	5,890,694	(231,241)	55
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with fair value of $1.4 million for which the fair value option has been elected. Such securities have unrealized losses of $2.1 million. The remaining $142,000 of unrealized losses on non-Agency RMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.

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

As of March 31, 2022 and December 31, 2021, we did not have an allowance for credit losses recorded on our condensed consolidated balance sheets. We recorded a $938,000 decrease in our provision for credit losses during the three months ended March 31, 2021. The following table presents a roll-forward of our allowance for credit losses.

Three Months Ended March 31,
$ in thousands	2021
Beginning allowance for credit losses	(1,768)
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	938
Ending allowance for credit losses	(830)
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Gross realized gains on sale of MBS	—	201
Gross realized losses on sale of MBS	(318,970)	(117,048)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(165,467)	(211,912)
Net unrealized gains (losses) on commercial loan	(124)	(3,098)
Net unrealized gains (losses) on U.S. Treasury securities	(19,827)	—
Total gain (loss) on investments, net	(504,388)	(331,857)

The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	46,598	(6,928)	39,670
Non-Agency CMBS	737	503	1,240
Non-Agency RMBS	330	(151)	179
U.S. Treasury securities	560	(16)	544
Other	4	—	4
Total	48,229	(6,592)	41,637
For the three months ended March 31, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	49,555	(12,484)	37,071
Non-Agency CMBS	1,305	878	2,183
Non-Agency RMBS	624	(450)	174
Other	6	—	6
Total	51,490	(12,056)	39,434

Note 5 - U.S. Treasury Securities
The following table presents the components of the carrying value of our U.S. Treasury securities, which are classified as trading securities, as of March 31, 2022. We did not hold any U.S. Treasury securities as of December 31, 2021.

$ in thousands	March 31, 2022
Principal balance	500,000
Unamortized premium	2,272
Amortized cost	502,272
Unrealized gains (losses), net	(19,827)
Fair value (1)	482,445
(1)Fair value includes $97.3 million maturing in 2027, $193.1 million maturing in 2029 and $192.1 million maturing in 2032.
Note 6 – Other Assets
The following table summarizes our other assets as of March 31, 2022 and December 31, 2021.

$ in thousands	March 31, 2022	December 31, 2021
Commercial loan, held-for-investment	23,391	23,515
Investments in unconsolidated ventures	4,854	12,476
Prepaid expenses and other assets	1,220	1,518
Total	29,465	37,509
In February 2022, we agreed to extend the contractual maturity of our commercial loan investment from February 2022 to June 2022. The borrower continues to make current interest payments on the loan. The loan had a principal balance of $23.9 million as of March 31, 2022 and December 31, 2021 and a weighted average coupon rate of 8.73% as of March 31, 2022 and 8.60% as of December 31, 2021. We account for this investment using the fair value option. We recorded unrealized losses of $124,000 and $3.1 million on this loan in our condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively.

We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 15 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.
Note 7 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. The following tables summarize certain characteristics of our borrowings at March 31, 2022 and December 31, 2021. Refer to Note 8 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	March 31, 2022
			Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	5,349,388	0.38%	31
Repurchase Agreements - U.S. Treasury securities	488,032	0.19%	1
Total Borrowings	5,837,420	0.37%	28

$ in thousands	December 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	6,987,834	0.14%	29
Total Borrowings	6,987,834	0.14%	29
Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate. Agency RMBS repurchase agreements generally have maturities ranging from one to six months. U.S. Treasury securities repurchase agreements generally have maturities ranging from one day to one month. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2022.

Note 8 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts and TBAs as of March 31, 2022 and December 31, 2021. Refer to Note 2 - "Summary of Significant Accounting Policies" in this Form 10-Q and Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. U.S. Treasury securities collateral pledged is included in U.S. Treasury securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2022 and December 31, 2021, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2022	December 31, 2021
Repurchase Agreements:
Agency RMBS	5,607,777	7,326,175
U.S. Treasury securities	482,445	—
Cash	4,506	3,527
Total repurchase agreements collateral pledged	6,094,728	7,329,702
Derivative Instruments:
Cash	43,287	4,458
Restricted cash	245,809	219,918
Total derivative instruments collateral pledged	289,096	224,376

Total collateral pledged:
Agency RMBS	5,607,777	7,326,175
U.S. Treasury securities	482,445	—
Cash	47,793	7,985
Restricted cash	245,809	219,918
Total collateral pledged	6,383,824	7,554,078

	As of
Collateral Held	March 31, 2022	December 31, 2021
Repurchase Agreements:
Non-cash collateral	—	248
Total repurchase agreements collateral held	—	248
Derivative instruments:
Cash	280	280
Total derivative instruments collateral held	280	280

Total collateral held:
Cash	280	280
Non-cash collateral	—	248
Total collateral held	280	528

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 104% as of March 31, 2022 (December 31, 2021: 105%).
Interest Rate Swaps
As of March 31, 2022 and December 31, 2021, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 9 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2022.

$ in thousands	Notional Amount as of December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2022
Interest Rate Swaps (1) (2)	8,050,000	5,050,000	(4,000,000)	9,100,000
Currency Forward Contracts	13,596	14,187	(20,391)	7,392
TBA Purchase Contracts	1,600,000	10,050,000	(8,350,000)	3,300,000
TBA Sale Contracts	—	(10,150,000)	8,350,000	(1,800,000)
Total	9,663,596	4,964,187	(4,020,391)	10,607,392
(1)Does not include interest rate swaps with forward start dates with a notional amount of $1.3 billion as of March 31, 2022 and December 31, 2021.
(2)Notional amount as of March 31, 2022 includes $6.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.3 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2021 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
Refer to Note 8 - "Collateral Positions" for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
Our repurchase agreements are usually settled on a short-term basis ranging from one day to six months. At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Under the terms of the majority of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of floating-rate amounts over the life of the agreements without exchange of the underlying notional amount. To a lesser extent, we also enter into interest rate swap contracts whereby we make floating-rate payments to a counterparty in exchange for the receipt of fixed-rate amounts as part of our overall risk management strategy.
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $5.2 million as a decrease (March 31, 2021: $5.4 million as a decrease) to interest expense for the three months ended March 31, 2022. During the next 12 months, we estimate that $19.0 million will be reclassified as a decrease to interest expense, repurchase agreements. As of March 31, 2022, $24.9 million (December 31, 2021: $30.1 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of March 31, 2022 and December 31, 2021, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate ("SOFR") with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of March 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.30%	2.3
3 to 5 years	1,250,000	0.12%	0.30%	3.4
5 to 7 years	2,225,000	0.32%	0.30%	5.7
7 to 10 years	1,825,000	0.52%	0.30%	8.3
Greater than 10 years	500,000	1.92%	0.30%	20.0
Total	6,800,000	0.42%	0.30%	6.5

$ in thousands	As of December 31, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.05%	2.6
3 to 5 years	1,250,000	0.12%	0.05%	3.6
5 to 7 years	2,225,000	0.32%	0.05%	5.9
7 to 10 years	1,825,000	0.52%	0.05%	8.6
Total	6,300,000	0.30%	0.05%	5.7
As of March 31, 2022 and December 31, 2021, we held $1.3 billion notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR. As of March 31, 2022, these interest rate swaps had a weighted average maturity of 20.5 years (December 31, 2021: 20.8 years) and a weighted average fixed pay rate of 0.99% (December 31, 2021: 0.99%).
As of March 31, 2022 and December 31, 2021, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding.

$ in thousands	As of March 31, 2022
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,400,000	0.30%	1.43%	2.0
3 to 5 years	100,000	0.30%	1.75%	5.0
5 to 7 years	500,000	0.30%	1.57%	7.7
Greater than 10 years	300,000	0.30%	1.83%	30.0
Total	2,300,000	0.30%	1.53%	7.0

$ in thousands	As of December 31, 2021
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.05%	0.77%	2.6
5 to 7 years	500,000	0.05%	1.26%	6.9
7 to 10 years	250,000	0.05%	1.27%	10.0
Total	1,750,000	0.05%	0.98%	4.9
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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of March 31, 2022, we had $7.4 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of March 31, 2022 and December 31, 2021.

$ in thousands	As of March 31, 2022
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts (1)	3,300,000	3,317,340	3,265,344	(51,996)
TBA Sale Contracts (2)	(1,800,000)	(1,767,945)	(1,753,313)	14,632
Net TBA Derivatives	1,500,000	1,549,395	1,512,031	(37,364)
(1)Net carrying value of TBA purchase contracts includes $1.2 million of derivative assets and $53.2 million of derivative liabilities.
(2)Net carrying value of TBA sale contracts includes $16.2 million of derivative assets and $1.6 million of derivative liabilities.

$ in thousands	As of December 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	1,600,000	1,636,906	1,633,955	(2,951)

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2022	As of December 31, 2021		As of March 31, 2022	As of December 31, 2021
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	—	Interest Rate Swaps Liability	22,805	11,405
Currency Forward Contracts	237	270	Currency Forward Contracts	7	—
TBAs	17,437	—	TBAs	54,801	2,951
Total Derivative Assets	17,674	270	Total Derivative Liabilities	77,613	14,356
The following tables summarize the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

$ in thousands	Three Months Ended March 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	343,309	1,284	(11,399)	333,194
Currency Forward Contracts	193	—	(41)	152
TBAs	(60,073)	—	(34,413)	(94,486)
Total	283,429	1,284	(45,853)	238,860

$ in thousands	Three Months Ended March 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	327,527	(4,549)	21,081	344,059
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(539)	—	1,255	716
TBAs	(44,185)	—	(13,076)	(57,261)
Total	282,250	(4,549)	9,260	286,961

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $22.8 million at March 31, 2022 (December 31, 2021: liability of $11.4 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

As of March 31, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	17,674	—	17,674	(17,674)	—	—
Total Assets	17,674	—	17,674	(17,674)	—	—

Liabilities
Derivatives (1) (2)	(54,808)	—	(54,808)	17,674	37,017	(117)
Repurchase Agreements (3)	(5,837,420)	—	(5,837,420)	5,837,420	—	—
Total Liabilities	(5,892,228)	—	(5,892,228)	5,855,094	37,017	(117)
As of December 31, 2021

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	270	—	270	—	(270)	—
Total Assets	270	—	270	—	(270)	—

Liabilities
Derivatives (1) (2)	(2,951)	—	(2,951)	—	2,951	—
Repurchase Agreements (3)	(6,987,834)	—	(6,987,834)	6,987,834	—	—
Total Liabilities	(6,990,785)	—	(6,990,785)	6,987,834	2,951	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $289.1 million and $224.4 million as of March 31, 2022 and December 31, 2021, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $280,000 as of March 31, 2022 and December 31, 2021.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $6.1 billion and $7.3 billion at March 31, 2022 and December 31, 2021, respectively. We pledged cash collateral of $4.5 million and $3.5 million under repurchase agreements as of March 31, 2022 and December 31, 2021, respectively. We held no cash collateral under repurchase agreements as of March 31, 2022 or December 31, 2021.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (4)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,992,494	—	—	5,992,494
U.S. Treasury securities (2)	—	482,445	—	—	482,445
Derivative assets	—	17,674	—	—	17,674
Other assets (3)	—	—	23,391	4,854	28,245
Total assets	—	6,492,613	23,391	4,854	6,520,858
Liabilities:
Derivative liabilities	—	77,613	—	—	77,613
Total liabilities	—	77,613	—	—	77,613

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (4)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,804,259	—	—	7,804,259
Derivative assets	—	270	—	—	270
Other assets (3)	—	—	23,515	12,476	35,991
Total assets	—	7,804,529	23,515	12,476	7,840,520
Liabilities:
Derivative liabilities	—	14,356	—	—	14,356
Total liabilities	—	14,356	—	—	14,356
(1)For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed Securities."
(2)For more detail about the fair value of our U.S. Treasury securities, refer to Note 5 - "U.S. Treasury Securities".
(3)Includes $23.4 million and $23.5 million of a commercial loan as of March 31, 2022 and December 31, 2021, respectively. We elected the fair value option for our commercial loan investment as of January 1, 2020 and valued the loan based on a third party appraisal as of March 31, 2022 and December 31, 2021.
(4)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of March 31, 2022 and December 31, 2021, both of the unconsolidated ventures were in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.

The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial loan investment, which we have valued utilizing Level 3 inputs.

	Three Months Ended March 31,
$ in thousands	2022	2021
Beginning balance	23,515	23,098
Unrealized gains (losses)	(124)	(3,098)
Ending balance	23,391	20,000
Unrealized gains and losses on our commercial loan investment are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan.

	Fair Value at	Valuation	Unobservable
$ in thousands	March 31, 2022	Technique	Input	Rate
Commercial Loan	23,391	Discounted Cash Flow	Discount rate	18.5%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2021	Technique	Input	Rate
Commercial Loan	23,515	Discounted Cash Flow	Discount rate	18.8%
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	5,837,420	5,836,454	6,987,834	6,987,806
Total	5,837,420	5,836,454	6,987,834	6,987,806
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
Note 12 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2022, we reimbursed our Manager $413,000 (March 31, 2021: $298,000) for costs of support personnel.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Incurred costs, prepaid or expensed	1,337	1,157
Incurred costs, charged against equity as a cost of raising capital	58	77
Total incurred costs, originally paid by our Manager	1,395	1,234
Note 13 – Stockholders’ Equity
Preferred Stock
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
As of March 31, 2022, we may sell up to 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under equity distribution agreements.
Common Stock
As of March 31, 2022, we may sell up to 56,865,980 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We did not sell any shares of common stock under our equity distribution agreement during the three months ended March 31, 2022. During three months ended March 31, 2021, we sold 15,550,000 shares of common stock under an equity distribution agreement for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees.
Share Repurchase Program
During the three months ended March 31, 2022 and 2021, we did not repurchase any shares of our common stock. As of March 31, 2022, we had authority to purchase 18,163,982 shares of our common stock through our share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2022 and 2021. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended March 31, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(2,421)	—	(2,421)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,196)	(5,196)
Currency translation adjustments on investment in unconsolidated venture	(200)	—	—	(200)
Total other comprehensive income (loss)	(200)	(2,421)	(5,196)	(7,817)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(200)	(2,421)	(5,196)	(7,817)
AOCI balance at end of period	224	4,328	24,917	29,469

	Three Months Ended March 31, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	981	—	981
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,368)	(5,368)
Currency translation adjustments on investment in unconsolidated venture	609	—	—	609
Total other comprehensive income (loss)	609	981	(5,368)	(3,778)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	609	981	(5,368)	(3,778)
AOCI balance at end of period	1,108	6,974	46,745	54,827
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
The table below summarizes the dividends we declared during the three months ended March 31, 2022 and 2021.

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2021
February 19, 2021	0.4844	2,713	April 26, 2021

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
February 16, 2022	0.4844	3,003	March 28, 2022
2021
February 19, 2021	0.4844	3,003	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
February 16, 2022	0.46875	5,391	March 28, 2022
2021
February 19, 2021	0.46875	5,391	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2022
March 28, 2022	0.09	29,693	April 27, 2022
2021
March 26, 2021	0.09	22,176	April 27, 2021
Note 14 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2022 and 2021 is computed as follows.

	Three Months Ended March 31,
In thousands, except per share amounts	2022	2021
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(236,816)	(20,382)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	329,850	223,955
Dilutive Shares	329,850	223,955
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.72)	(0.09)
Diluted	(0.72)	(0.09)
The following potential weighted average common shares were excluded from diluted earnings per share for three months ended March 31, 2022 as the effect would be antidilutive: 15,004 for restricted stock awards (12,385 for restricted stock awards for three months ended March 31, 2021).
Note 15 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2022 are discussed below.
As discussed in Note 6 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invested in the partnerships as a limited partner. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.5 million, in additional capital to cover future expenses should they occur.
Note 16 – Subsequent Events
Dividends
We declared the following dividends on May 3, 2022: a Series B Preferred Stock dividend of $0.4844 per share payable on June 27, 2022 to our stockholders of record as of June 5, 2022 and a Series C Preferred Stock dividend of $0.46875 per share payable on June 27, 2022 to our stockholders of record as of June 5, 2022.
Preferred Stock Repurchase Plan
On May 3, 2022, our Board of Directors approved a repurchase plan for our preferred stock. Under the terms of the plan, we are authorized to repurchase up to 3,000,000 shares of our Series B Preferred Stock and 5,000,000 shares of our Series C Preferred Stock.
Reverse Stock Split
On May 3, 2022, our Board of Directors approved a one-for-ten reverse stock split of outstanding shares of our common stock. We expect the reverse stock split will be effective following the close of business on June 3, 2022 at which time every ten issued and outstanding shares of our common stock will convert into one share of common stock. Cash will be paid in lieu of fractional shares. The following table presents pro forma earnings (loss) per common share as if the one-for-ten reverse stock split had been given retroactive recognition in our financial statements for the three months ended March 31, 2022 and 2021.

Pro Forma Computation of Earnings (Loss) Per Common Share Assuming a One-for-Ten Reverse Stock Split
	Three Months Ended March 31,
In thousands, except per share amounts	2022	2021
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(236,816)	(20,382)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	32,985	22,396
Dilutive Shares	32,985	22,396
Pro forma earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(7.18)	(0.91)
Diluted	(7.18)	(0.91)
The following potential weighted average common shares were excluded from pro forma diluted earnings per share for three months ended March 31, 2022 as the effect would be antidilutive: 1,500 for restricted stock awards (1,238 for restricted stock awards for three months ended March 31, 2021).

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

Forward-Looking Statements
We make forward-looking statements in this Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "intend," "project," "forecast" or similar expressions and future or conditional verbs such as "will," "may," "could," "should," and "would," and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•the economic and operational impact of the COVID-19 pandemic, including but not limited to, the impact on the value, volatility, availability, financing and liquidity of target assets;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
•A commercial mortgage loan;
•Other real estate-related financing arrangements; and
•U.S. Treasury securities.
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
Financial conditions tightened significantly during the first quarter of 2022 as equity markets declined, credit spreads widened and volatility increased in reaction to sharply higher price data and the potential disruption to supply chains brought on by the conflict in Ukraine and continued COVID-19 lockdowns in China. Interest rates were higher across the yield curve, with shorter dated maturities increasing more than longer dated maturities as the Federal Reserve began to remove monetary policy accommodations. Equity markets ended the first quarter lower, as the S&P 500 lost 4.9% while the NASDAQ lost 9.1% since the end of 2021. The employment picture continued to improve during the quarter, as gains in nonfarm payrolls averaged 562,000 per month, and the unemployment rate fell from 3.9% to 3.6% at quarter-end. Consumer activity was mixed with consumer confidence measures declining as the impact of higher prices took hold, while spending and retail sales both increased modestly.
Interest rates rose during the first quarter as market expectations of additional aggressive increases to the Federal Funds target rate by the Federal Open Market Committee (“FOMC”) impacted shorter maturities and increases in inflation expectations affected longer dated maturities. During the quarter, the yield on the 2 year Treasury note increased 160 basis points to 2.34%, the yield on the 5 year Treasury increased 120 basis points to 2.46% and the yield on the 10 year Treasury ended the quarter at 2.34%, up 83 basis points. In March, the FOMC raised the Federal Funds target rate as it began its fight against inflation. Market expectations for further rate hikes increased dramatically, with pricing in the Federal Funds futures market reflecting as many as 10 additional hikes by the end of 2023. The consumer price index ("CPI") hit a 40-year high of 8.5% during March, up from 7.0% at year-end. The CPI excluding food and energy ended the quarter at 6.5%, up from 5.5% last quarter. Commodity prices gaped higher during the quarter, with West Texas Intermediate crude recording a 56.2% increase and the Commodity Research Bureau commodity index gaining 37.4%. Despite these price increases, breakeven rates on inflation-protected Treasuries reflected the belief that the Federal Reserve will have success in reducing inflation below current levels. The inflation rate implied by 2 year U.S. Treasury inflation-protected securities ended the quarter at 4.41% (up from 3.22% last quarter), while the 5 year breakeven rate rose from 2.91% to 3.43% over the course of the quarter.
After posting their worst performance in nearly a decade in 2021, Agency RMBS underperformed significantly worse during the first quarter of 2022. Underperformance relative to Treasuries during the first quarter was approximately twice as bad as in 2021, with lower coupons lagging Treasuries by approximately 200 basis points. Increased interest rate volatility and elevated market expectations for more restrictive monetary policy were particularly harmful for low coupon 30 year Agency RMBS, which previously had benefited the most from the Federal Reserve’s initial response to the COVID-19 pandemic. In particular, the accelerated timeline for the tapering of net asset purchases and balance sheet normalization significantly disrupted the supply and demand dynamics in Agency RMBS, as the Federal Reserve signaled a notable decline in demand for the asset class in 2022. While prepayment speeds remained relatively elevated due to the strength of the housing market, premiums on specified pool Agency RMBS collapsed during the quarter as investor demand for prepayment protection disappeared as mortgage rates hit multi-year highs. Prepayment speeds should moderate in the months ahead, as sharply higher mortgage rates dampen refinancing activity. The dollar roll market for new production higher coupon TBAs continues to be attractive, as demand for par-priced paper outstrips current production. Overall, despite cheaper valuations, we remain cautious on the Agency RMBS sector, as heightened volatility and a worsening technical picture weighs on our outlook.
CMBS risk premiums increased in the first quarter of 2022 due to elevated geopolitical risks, higher inflation and increased interest rate volatility. Despite these concerns, the economy continued to show signs of improvement. This pick-up in economic activity has translated to improving employment levels, increased commercial real estate activity and continued property price appreciation. While commercial mortgage loan delinquencies remain elevated across many property types, they continue to decline from their post-pandemic peak levels. The lodging and retail sectors have experienced the highest level of loan delinquencies due to travel restrictions and a severe slowdown in activity. Office, multi-family and industrial property sectors continue to post relatively lower delinquency levels. Loans secured by office properties have benefited from long-term tenant leases and industrial warehouse properties have benefited from growing online shopping, as online retailers have demanded more space to support their fulfillment process.
The housing market staged a robust recovery following the onset of the COVID-19 pandemic, driven in part by low mortgage rates and tight supply conditions. Demographic trends and changes in housing preferences shaped by the pandemic have contributed to solid demand, especially for single family homes. This strength is reflected in rapid home price appreciation, which has only recently begun to moderate as mortgage rates have increased and affordability has declined. After reversing much of the credit spread widening that occurred in March 2020, residential mortgage-backed securities valuations have been negatively impacted by challenging market technicals and increased macro volatility over the past two quarters despite supportive credit fundamentals.

Investment Activities
The table below shows the composition of our investment portfolio as of March 31, 2022, December 31, 2021 and March 31, 2021:

	As of
$ in thousands	March 31, 2022	December 31, 2021	March 31, 2021
Agency RMBS:
30 year fixed-rate, at fair value	5,861,979	7,701,523	8,997,918
Agency CMO, at fair value	60,818	30,757	—
Non-Agency CMBS, at fair value	61,295	62,909	91,250
Non-Agency RMBS, at fair value	8,402	9,070	10,574
U.S. Treasury securities, at fair value	482,445	—	—
Commercial loan, at fair value	23,391	23,515	20,000
Investments in unconsolidated ventures	4,854	12,476	15,766
Subtotal	6,503,184	7,840,250	9,135,508
TBAs, at implied cost basis (1)	1,549,395	1,636,906	1,548,066
Total investment portfolio, including TBAs	8,052,579	9,477,156	10,683,574
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our condensed consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to physically settle on the contractual settlement date as derivative financial instruments. We value TBAs on our condensed consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. For further details of our U.S GAAP accounting for TBAs, refer to Note 9 "Derivatives and Hedging Activities" in Part I. Item 1 of this report on Form 10-Q. Our TBA dollar roll transactions are a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.
We sold $8.8 billion and purchased $7.6 billion of Agency RMBS during the three months ended March 31, 2022 primarily to rotate into higher yielding securities, in some cases changing coupon rates or the type of specified pool collateral. Purchases were funded with proceeds from the sales and paydowns of securities.
As of March 31, 2022, our holdings of 30 year fixed-rate Agency RMBS represented approximately 73% of our total investment portfolio, including TBAs, versus 81% as of December 31, 2021 and 84% as of March 31, 2021. Our 30 year fixed-rate Agency RMBS holdings as of March 31, 2022, December 31, 2021 and March 31, 2021 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	March 31, 2022		December 31, 2021		March 31, 2021
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
2.0%	1,911,141	32.6%	2,408,404	31.3%	4,135,167	46.0%
2.5%	1,938,205	33.1%	2,877,568	37.3%	4,255,013	47.2%
3.0%	2,012,633	34.3%	2,178,476	28.3%	607,738	6.8%
3.5%	—	—%	237,075	3.1%	—	—%
Total 30 year fixed-rate Agency RMBS	5,861,979	100.0%	7,701,523	100.0%	8,997,918	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. Specified pools typically consist of characteristics such as a lower loan balance, higher loan-to-value ("LTV") ratio, lower FICO score, non-owner occupied loans (investment and vacation properties) and higher geographic concentrations in states such as New York, Florida and Texas. In addition, specified pools with certain loan age and servicers can also exhibit prepayment tendencies that may be attractive.
We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of March 31, 2022, the implied cost basis of TBAs represented approximately 19% of our total investment portfolio versus 17% as of December 31, 2021 and 14% as of March 31, 2021. As of March 31, 2022, our investments consist of 30-year Agency RMBS TBAs with coupons that range from 2.5% to 4.0% in conventional collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were below those available in the repurchase market as the sharp rise in mortgage rates led to a supply and demand imbalance in certain coupons, benefiting investors. We anticipate this benefit to diminish in the coming quarters as the imbalance decreases due to an increase in production of higher coupon Agency RMBS.
As of March 31, 2022; December 31, 2021 and March 31, 2021 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2022. Approximately 72% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2022.
As of March 31, 2022; December 31, 2021 and March 31, 2021, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of March 31, 2022, our holdings of U.S. Treasury securities represented approximately 6% of our total investment portfolio, including TBAs, versus 0% as of December 31, 2021and March 31, 2021.We use various financial instruments, including swaps and U.S. Treasury securities to keep duration within management's targeted range. Management determines the type of financial instrument best suited to manage duration based on various factors, including interest rate swap spreads, repurchase agreement borrowing rates, expected holding periods and transaction costs. Our holdings of U.S. Treasury securities as of March 31, 2022 were comprised of 5-, 7- and 10-year U.S. Treasury notes with a weighted average coupon rate of 1.88%.
As of March 31, 2022, we held an investment in one commercial real estate mezzanine loan that is due in June 2022 and has a loan-to-value ratio of approximately 68.0%.
As of March 31, 2022, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.5 million in additional capital to cover future expenses should they occur.
Financing and Other Liabilities
We have historically used repurchase agreements to finance the majority of our target assets and expect to continue to use repurchase agreements to finance Agency investments in the future. We also currently use repurchase agreements to finance our purchases of U.S. Treasury securities. Repurchase agreements are generally settled on a short-term basis, usually from one day to six months, and bear interest at rates that are expected to move in close relationship to SOFR.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter.

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2021	8,240,887	8,359,010	8,708,686
June 30, 2021	7,851,204	7,945,494	8,004,924
September 30, 2021	7,873,798	7,846,536	7,886,360
December 31, 2021	6,987,834	7,442,784	7,776,070
March 31, 2022	5,837,420	6,218,445	6,636,913
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
We actively manage our swap portfolio by terminating and entering into new swaps as the size and composition of our investment portfolio changes. During the three months ended March 31, 2022, we terminated existing swaps with a notional amount of $4.0 billion and entered into new swaps with a notional amount of $5.1 billion as part of our overall risk management strategy. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net gain of $343.3 million on interest rate swaps during the three months ended March 31, 2022 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of March 31, 2022, we had €6.5 million or $7.4 million (December 31, 2021: €11.7 million or $13.6 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the three months ended March 31, 2022, we settled currency forward contracts of €17.6 million or $20.4 million (March 31, 2021: €27.8 million or $33.1 million) in notional amount and realized a net gain of $193,000 (March 31, 2021: $539,000 net loss).
Capital Activities
As of March 31, 2022, we may sell up to 56,865,980 shares of our common stock and 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three months ended March 31, 2022, we did not sell any shares of common stock under our equity distribution agreement. During three months ended March 31, 2021, we sold 15,550,000 shares of common stock under an equity distribution agreement for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees.
For information on dividends declared during the three months ended March 31, 2022 and 2021, see Note 13 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the three months ended March 31, 2022, we did not repurchase any shares of our common stock.
In May 2022, our Board of Directors approved a preferred stock repurchase plan under which we are authorized to repurchase 3,000,000 shares of our Series B Preferred Stock and 5,000,000 shares of our Series C Preferred Stock.
Refer to Note 16 - "Subsequent Events" of our condensed consolidated financial statements in Part I. Item 1. of this report on Form 10-Q for details of our one-for-ten reverse stock split that was approved by our Board of Directors on May 3, 2022.

Book Value per Common Share
We calculate book value per common share as follows.

	As of
$ in thousands except per share amounts	March 31, 2022	December 31, 2021
Numerator (adjusted equity):
Total equity	1,127,947	1,402,135
Less: Liquidation preference of Series B Preferred Stock	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(287,500)	(287,500)
Total adjusted equity	685,447	959,635

Denominator (number of shares):
Common stock outstanding	329,918	329,875

Book value per common share	2.08	2.91
Our book value per common share decreased 28.5% as of March 31, 2022 compared to December 31, 2021 as the anticipation of an accelerated timeline for balance sheet reduction and the sharp pivot to tighter monetary policy by the Federal Reserve has pressured valuations lower in 2022. Premium valuations on our specified pool collateral have also deteriorated as higher rates reduced investor demand for prepayment protection. Furthermore, the Russian invasion of Ukraine has led to a reduction in demand for risk assets as volatility and uncertainty increased. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2021.
Recent Accounting Standards
None.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands, except share data	2022	2021
Interest income
Mortgage-backed and other securities	41,637	39,434
Commercial loan	537	576
Total interest income	42,174	40,010
Interest expense
Repurchase agreements (1)	(2,104)	(1,660)
Total interest expense	(2,104)	(1,660)
Net interest income	44,278	41,670
Other income (loss)
Gain (loss) on investments, net	(504,388)	(331,857)
(Increase) decrease in provision for credit losses	—	938
Equity in earnings (losses) of unconsolidated ventures	71	(94)
Gain (loss) on derivative instruments, net	238,860	286,961
Other investment income (loss), net	55	(16)
Total other income (loss)	(265,402)	(44,068)
Expenses
Management fee – related party	5,274	4,884
General and administrative	2,024	1,993
Total expenses	7,298	6,877
Net income (loss)	(228,422)	(9,275)
Dividends to preferred stockholders	8,394	11,107
Net income (loss) attributable to common stockholders	(236,816)	(20,382)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.72)	(0.09)
Diluted	(0.72)	(0.09)
Weighted average number of shares of common stock:
Basic	329,850,097	223,954,989
Diluted	329,850,097	223,954,989
(1)Negative interest expense on repurchase agreements is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 9 - "Derivatives and Hedging Activities" and Note 13 - "Stockholders' Equity" in Part I. Item 1. of this report on Form 10-Q.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Average earning assets (1)	7,005,218	9,330,134
Average earning asset yields (2)	2.41%	1.72%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $7.0 billion for the three months ended March 31, 2022 (March 31, 2021: $9.3 billion) Average earning assets decreased for the three months ended March 31, 2022 compared to 2021 as we reduced the size of our investment portfolio given expectations that the Federal Reserve's tapering of asset purchases could result in an increase in market volatility and lower valuations on our holdings. Average earning asset yields were 2.41% for the three months ended March 31, 2022 (March 31, 2021: 1.72%). Average earning asset yields increased for the three months ended March 31, 2022 compared to 2021 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $42.2 million for the three months ended March 31, 2022 (March 31, 2021: $40.0 million). Our interest income includes coupon interest and net premium amortization on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2022	2021
Interest Income
Mortgage-backed and other securities - coupon interest	48,229	51,490
Mortgage-backed and other securities - net premium amortization	(6,592)	(12,056)
Mortgage-backed and other securities - interest income	41,637	39,434
Commercial loan	537	576
Total interest income	42,174	40,010
Mortgage-backed and other securities interest income increased $2.2 million for the three months ended March 31, 2022 compared to 2021 despite lower average earning assets due to a 69 basis point increase in average earning asset yields. Interest income on our commercial loan was relatively flat during the three months ended March 31, 2022 compared to 2021.
Prepayment Speeds
Our RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.

The following table presents net premium amortization recognized on our mortgage-backed and other securities portfolio for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Agency RMBS	(6,928)	(12,484)
Non-Agency CMBS	503	878
Non-Agency RMBS	(151)	(450)
U.S. Treasury Securities	(16)	—
Net (premium amortization) discount accretion	(6,592)	(12,056)
Net premium amortization decreased $5.5 million for the three months ended March 31, 2022 compared to 2021 primarily due to repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Interest Expense
Interest expense on repurchase agreement borrowings	3,092	3,708
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,196)	(5,368)
Repurchase agreements interest expense	(2,104)	(1,660)
Total interest expense	(2,104)	(1,660)
Our repurchase agreements interest expense, which equals our total interest expense, decreased $444,000 for the three months ended March 31, 2022 compared to 2021 due to our lower average borrowings.
Our repurchase agreement interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $5.2 million during the three months ended March 31, 2022 and $5.4 million and during the three months ended March 31, 2021. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $19.0 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Total average borrowings (1)	6,219,694	8,347,354
Maximum borrowings during the period (2)	6,636,913	8,708,686
Cost of funds (3)	(0.14)%	(0.08)%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.

Total average borrowings decreased $2.1 billion in the three months ended March 31, 2022 compared to 2021 as we reduced the size of our investment portfolio, and related repurchase agreement borrowings, given expectations that the Federal Reserve's tapering of asset purchases could result in an increase in market volatility and lower valuations on our holdings. Our average cost of funds decreased 6 basis points for the three months ended March 31, 2022 compared to 2021 as amortization of net deferred gains on de-designated interest rate swaps comprised a larger portion of our total interest expense.
Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
$ in thousands	2022	2021
Interest Income
Mortgage-backed and other securities	41,637	39,434
Commercial loan	537	576
Total interest income	42,174	40,010
Interest Expense
Interest expense on repurchase agreement borrowings	3,092	3,708
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,196)	(5,368)
Repurchase agreements interest expense	(2,104)	(1,660)
Total interest expense	(2,104)	(1,660)
Net interest income	44,278	41,670
Net interest rate margin	2.55%	1.80%
Our net interest income, which equals interest income less interest expense, totaled $44.3 million for the three months ended March 31, 2022 (March 31, 2021: $41.7 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.55% for the three months ended March 31, 2022 (March 31, 2021: 1.80%). The increase in net interest income and net interest rate margin for the three months ended March 31, 2022 compared to 2021 was primarily due to our rotation into higher yielding Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
$ in thousands	2022	2021
Net realized gains (losses) on sale of MBS	(318,970)	(116,847)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(165,467)	(211,912)
Net unrealized gains (losses) on commercial loan	(124)	(3,098)
Net unrealized gains (losses) on U.S. Treasury securities	(19,827)	—
Total gain (loss) on investments, net (1)	(504,388)	(331,857)
During the three months ended March 31, 2022, we sold MBS and realized net losses of $319.0 million (March 31, 2021: net losses of $116.8 million). Realized net losses during the three months ended March 31, 2022 and 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2022, $5.9 billion (December 31, 2021: $7.7 billion) or 99% (December 31, 2021: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $165.5 million in the three months ended March 31, 2022 compared to net unrealized losses of $211.9 million in the three months ended March 31, 2021. Net unrealized losses in the three months ended March 31, 2022 primarily reflect wider interest rate spreads on our Agency RMBS. Net unrealized losses in the three months ended March 31, 2021 reflect wider interest rate spreads on our

Agency assets as a sharp increase in mortgage rates and reduced investor demand for prepayment protection resulted in lower valuation premiums on our Agency RMBS specified pools.
We recorded an unrealized loss of $124,000 and $3.1 million on our commercial loan in the three months ended March 31, 2022 and 2021, respectively. We value our commercial loan based upon a valuation from an independent pricing service.
We recorded unrealized losses of $19.8 million on U.S. Treasury securities in the three months ended March 31, 2022 due to rising interest rates. We did not hold any U.S. Treasury securities during the three months ended March 31, 2021.
(Increase) Decrease in Provision for Credit Losses
As of March 31, 2022, $68.2 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2021: $70.2 million). We did not record any provisions for credit losses during the three months ended March 31, 2022. We recorded a $938,000 decrease in the provision for credit losses on a single non-Agency CMBS during the three months ended March 31, 2021 because the valuation for the security improved.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2022, we recorded equity in earnings of unconsolidated ventures of $71,000 (March 31, 2021: equity in losses of $94,000). Earnings and losses on unconsolidated ventures are driven by the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended March 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	343,309	1,284	(11,399)	333,194
Currency Forward Contracts	193	—	(41)	152
TBAs	(60,073)	—	(34,413)	(94,486)
Total	283,429	1,284	(45,853)	238,860

$ in thousands	Three months ended March 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	327,527	(4,549)	21,081	344,059
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(539)	—	1,255	716
TBAs	(44,185)	—	(13,076)	(57,261)
Total	282,250	(4,549)	9,260	286,961
During the three months ended March 31, 2022, we terminated existing interest rate swaps with a notional amount of $4.0 billion and entered into new swaps with a notional amount of $5.1 billion. We realized a net gains of $343.3 million and $327.5 million for the three months ended March 31, 2022 and 2021, respectively, on interest rate swaps due to rising interest rates.
As of March 31, 2022, we had $5.8 billion of repurchase agreement borrowings with a weighted average remaining maturity of 28 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We primarily use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of March 31, 2022 and December 31, 2021, we held interest rate swaps whereby we receive floating interest based upon SOFR as shown in the table below.

$ in thousands	As of March 31, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	6,800,000	0.42%	0.30%	6.5	6,300,000	0.30%	0.05%	5.7
(1)Notional amount as of March 31, 2022 and December 31, 2021 excludes $1.3 billion of interest rate swaps with forward start dates.
As of March 31, 2022 and December 31, 2021, we held interest rate swaps whereby we pay floating interest based upon SOFR as shown in the table below.

$ in thousands	As of March 31, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	2,300,000	0.30%	1.53%	7.0	1,750,000	0.05%	0.98%	4.9
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of March 31, 2022, we had $7.4 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of March 31, 2022, we had $1.5 billion net notional amount of TBAs (December 31, 2021: $1.6 billion). We recorded $94.5 million and $57.3 million of net realized and unrealized losses on TBAs during the three months ended March 31, 2022 and 2021, respectively, primarily due to rising interest rates, in addition to wider interest rate spreads on Agency RMBS.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2022 and 2021 consisted of foreign currency transaction gains and losses.
Expenses
We incurred management fees of $5.3 million for the three months ended March 31, 2022 (March 31, 2021: $4.9 million). Management fees increased for the three months ended March 31, 2022 compared to the same period in 2021 due to a higher stockholders' equity management fee base. Refer to Note 12 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.0 million for the three months ended March 31, 2022 (March 31, 2021: $2.0 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2022, our net loss attributable to common stockholders was $236.8 million (March 31, 2021: $20.4 million net loss attributable to common stockholders) or $0.72 basic and diluted net loss per average share available to common stockholders (March 31, 2021: $0.09 basic and diluted net loss per average share available to common stockholders). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $504.4 million in the 2022 period compared to $331.9 million in the 2021 period; (ii) net gains on derivative instruments of $238.9 million in the 2022 period compared to $287.0 million in the 2021 period; and (iii) a $2.6 million increase in net interest income.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments and net changes in net interest income, see preceding discussion under “Gain (Loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net” and “Net Interest Income”.

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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; (gain) loss on foreign currency transactions, net and amortization of net deferred (gain) loss on de-designated interest rate swaps.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands, except per share data	2022	2021
Net income (loss) attributable to common stockholders	(236,816)	(20,382)
Adjustments:
(Gain) loss on investments, net	504,388	331,857
Realized (gain) loss on derivative instruments, net (1)	(283,429)	(282,250)
Unrealized (gain) loss on derivative instruments, net (1)	45,853	(9,260)
TBA dollar roll income (2)	13,401	10,545
(Gain) loss on foreign currency transactions, net (3)	(55)	16
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(5,196)	(5,368)
Subtotal	274,962	45,540
Earnings available for distribution	38,146	25,158
Basic income (loss) per common share	(0.72)	(0.09)
Earnings available for distribution per common share (5)	0.12	0.11
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2022	2021
Realized gain (loss) on derivative instruments, net	283,429	282,250
Unrealized gain (loss) on derivative instruments, net	(45,853)	9,260
Contractual net interest income (expense) on interest rate swaps	1,284	(4,549)
Gain (loss) on derivative instruments, net	238,860	286,961
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
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2022	2021
Interest expense on repurchase agreement borrowings	3,092	3,708
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,196)	(5,368)
Repurchase agreements interest expense	(2,104)	(1,660)
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands	2022	2021
Effective net interest income(1)	40,366	31,753
TBA dollar roll income	13,401	10,545
Equity in earnings (losses) of unconsolidated ventures	71	(94)
(Increase) decrease in provision for credit losses	—	938
Total expenses	(7,298)	(6,877)
Subtotal	46,540	36,265
Dividends to preferred stockholders	(8,394)	(11,107)
Earnings available for distribution	38,146	25,158
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three months ended March 31, 2022 compared to the same period in 2021 due to higher effective net interest income and TBA dollar roll income.
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
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense.
We believe the presentation of effective interest expense, effective cost of funds, effective net interest income and effective interest rate margin measures, when considered together with U.S. GAAP financial measures, provides information that is useful to investors in understanding our borrowing costs and operating performance.
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods.

	Three Months Ended March 31,
	2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	(2,104)	(0.14)%	(1,660)	(0.08)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	5,196	0.33%	5,368	0.26%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(1,284)	(0.08)%	4,549	0.22%
Effective interest expense	1,808	0.11%	8,257	0.40%
Our effective interest expense and effective cost of funds decreased in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to contractual net interest income on interest rate swaps of $1.3 million during the three months ended March 31, 2022 compared to $4.5 million of contractual net interest expense for the same period in 2021.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	44,278	2.55%	41,670	1.80%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(5,196)	(0.33)%	(5,368)	(0.26)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	1,284	0.08%	(4,549)	(0.22)%
Effective net interest income	40,366	2.30%	31,753	1.32%
Effective net interest income increased in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher net interest income and changes in contractual net interest income (expense) on interest rate swaps as discussed above. Our effective interest rate margin increased in the three months ended March 31, 2022 compared to the same periods in 2021 primarily due to our rotation into higher yielding Agency RMBS and changes in contractual net interest income (expense) on interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of March 31, 2022 and December 31, 2021. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of March 31, 2022, approximately 92% of our equity is allocated to Agency RMBS.
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

March 31, 2022

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,922,797	69,697	5,992,494
U.S. Treasury securities	482,445	—	482,445
Cash and cash equivalents (2)	251,724	—	251,724
Restricted cash (3)	245,809	—	245,809
Derivative assets, at fair value (3)	17,437	237	17,674
Other assets	63,693	28,779	92,472
Total assets	6,983,905	98,713	7,082,618

Repurchase agreements	5,837,420	—	5,837,420
Derivative liabilities, at fair value (3)	77,606	7	77,613
Other liabilities	26,421	13,217	39,638
Total liabilities	5,941,447	13,224	5,954,671

Total stockholders' equity (allocated)	1,042,458	85,489	1,127,947
Debt-to-equity ratio (4)	5.6	—	5.2
Economic debt-to-equity ratio (5)	7.1	—	6.5
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.5 billion as of March 31, 2022) to total stockholders' equity.

December 31, 2021

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	7,732,281	71,978	7,804,259
Cash and cash equivalents (2)	357,134	—	357,134
Restricted cash (3)	219,918	—	219,918
Derivative assets, at fair value (3)	—	270	270
Other assets	25,728	36,532	62,260
Total assets	8,335,061	108,780	8,443,841

Repurchase agreements	6,987,834	—	6,987,834
Derivative liabilities, at fair value (3)	14,356	—	14,356
Other liabilities	35,596	3,920	39,516
Total liabilities	7,037,786	3,920	7,041,706

Total stockholders' equity (allocated)	1,297,275	104,860	1,402,135
Debt-to-equity ratio (4)	5.4	—	5.0
Economic debt-to-equity ratio (5)	6.6	—	6.2
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
We held cash, cash equivalents and restricted cash of $497.5 million at March 31, 2022 (March 31, 2021: $579.0 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $40.1 million for the three months ended March 31, 2022 (March 31, 2021: $34.5 million).
Our investing activities provided net cash of $1.1 billion in the three months ended March 31, 2022 compared to net cash used in investing activities of $986.3 million in the three months ended March 31, 2021. Our primary source of cash from investing activities for the three months ended March 31, 2022 was proceeds from sales of MBS of $8.8 billion (March 31, 2021: $5.5 billion). We also generated $168.3 million from principal payments of MBS during the three months ended March 31, 2022 (March 31, 2021: $200.6 million). We used cash of $7.6 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities during the three months ended March 31, 2022 (March 31, 2021: $7.0 billion to purchase MBS). We received cash of $283.4 million to settle derivative contracts in the three months ended March 31, 2022 (March 31, 2021: $282.3 million).

Our financing activities used net cash of $1.2 billion for the three months ended March 31, 2022 (March 31, 2021: net cash provided by financing activities of $1.1 billion). During the three months ended March 31, 2022, we used cash for net principal repayments on our repurchase agreements of $1.2 billion (March 31, 2021: net cash provided of $1.0 billion). We also used cash of $38.1 million for the three months ended March 31, 2022 to pay dividends (March 31, 2021: $27.4 million). Proceeds from issuance of common stock provided $161.4 million during the three months ended March 31, 2021.
As of March 31, 2022, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.8% for Agency RMBS and 0.3% for U.S. Treasury securities. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 0% to a high of 1% for U.S. Treasury securities. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of March 31, 2022, we held $5.6 billion of Agency securities and $482.4 million of U.S. Treasury securities that are financed by repurchase agreements. We also had approximately $413.0 million of unencumbered investments and unrestricted cash of $251.7 million as of March 31, 2022. As of March 31, 2022, our known contractual obligations primarily consist of $5.8 billion of repurchase agreement borrowings with a weighted average remaining maturity of 28 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $6.5 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2021.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2022, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2022.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2022, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
As of March 31, 2022, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $56.4 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2022. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	12	3,244,027	168,333
Europe (excluding United Kingdom)	2	592,114	27,428
Asia	3	1,412,692	60,025
United Kingdom	1	588,587	13,570
Total	18	5,837,420	269,356

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
For additional discussion of market risk associated with the COVID-19 pandemic, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2022 and December 31, 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At March 31, 2022		At December 31, 2021
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.50)%	(1.37)%	(3.27)%	(1.61)%
+0.50%	(1.25)%	(0.56)%	(0.19)%	(0.52)%
-0.50%	0.98%	0.20%	(1.96)%	(0.38)%
-1.00%	1.39%	(0.09)%	(16.33)%	(2.11)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2022 and December 31, 2021. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at March 31, 2022, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
Commercial real estate occupancy and rental rates continue to improve across most property types and residential properties continue to benefit from strong demand and limited housing supply. While loan delinquencies remain elevated, they continue to decline from their post-pandemic peak levels. Further, stimulative monetary policies have helped support real estate activity and property valuations. Despite these positives, many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. As a result, loans may continue to experience elevated delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
Foreign Exchange Rate Risk
As of March 31, 2022 we have an investment of €2.7 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We have historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
The unconsolidated joint venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 17, 2022. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2022, we did not repurchase any shares of our common stock.
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

INVESCO MORTGAGE CAPITAL INC.

May 4, 2022	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 4, 2022	By:	/s/ R. Lee Phegley, Jr.
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