Form 10-Q
period 2022-06-30
Invesco Mortgage Capital Inc.
filed 2022-08-04
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 31, 2022, there were 33,024,318 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022; June 30, 2022; March 31, 2021 and June 30, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	56

PART II OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	58

Item 6.	Exhibits	60

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	June 30, 2022	December 31, 2021
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $3,467,386 and $7,326,175, respectively)	3,915,165	7,804,259
Cash and cash equivalents	202,182	357,134
Restricted cash	128,604	219,918
Due from counterparties	10,231	7,985
Investment related receivable	15,996	16,766
Derivative assets, at fair value	4,289	270
Other assets	27,964	37,509
Total assets	4,304,431	8,443,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	3,262,530	6,987,834
Derivative liabilities, at fair value	37,284	14,356
Dividends payable	29,722	29,689
Accrued interest payable	1,807	1,171
Collateral held payable	5,728	280
Accounts payable and accrued expenses	1,919	1,887
Due to affiliate	5,978	6,489
Total liabilities	3,344,968	7,041,706
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 6,156,180 and 6,200,000 shares issued and outstanding, respectively ($153,905 and $155,000 aggregate liquidation preference, respectively)	148,801	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 10,879,859 and 11,500,000 shares issued and outstanding, respectively ($271,996 and $287,500 aggregate liquidation preference, respectively)	263,111	278,108
Common Stock, par value $0.01 per share; 450,000,000 shares authorized; 33,024,318 and 32,987,478 shares issued and outstanding, respectively	330	330
Additional paid in capital	3,819,670	3,819,375
Accumulated other comprehensive income	22,749	37,286
Retained earnings (distributions in excess of earnings)	(3,295,198)	(2,882,824)
Total stockholders’ equity	959,463	1,402,135
Total liabilities and stockholders' equity	4,304,431	8,443,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2022	2021	2022	2021
Interest income
Mortgage-backed and other securities	43,994	42,634	85,631	82,068
Commercial loan	561	520	1,098	1,096
Total interest income	44,555	43,154	86,729	83,164
Interest expense
Repurchase agreements (1)	3,455	(3,177)	1,351	(4,837)
Total interest expense	3,455	(3,177)	1,351	(4,837)
Net interest income	41,100	46,331	85,378	88,001
Other income (loss)
Gain (loss) on investments, net	(324,876)	72,620	(829,264)	(259,237)
(Increase) decrease in provision for credit losses	—	830	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(352)	331	(281)	237
Gain (loss) on derivative instruments, net	181,742	(186,284)	420,602	100,677
Other investment income (loss), net	(11)	16	44	—
Total other income (loss)	(143,497)	(112,487)	(408,899)	(156,555)
Expenses
Management fee – related party	4,619	5,455	9,893	10,339
General and administrative	2,519	2,147	4,543	4,140
Total expenses	7,138	7,602	14,436	14,479
Net income (loss)	(109,535)	(73,758)	(337,957)	(83,033)
Dividends to preferred stockholders	(8,100)	(9,900)	(16,494)	(21,007)
Gain on repurchase and retirement of preferred stock	1,491	—	1,491	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—	(4,682)
Net income (loss) attributable to common stockholders	(116,144)	(88,340)	(352,960)	(108,722)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(3.52)	(3.40)	(10.70)	(4.49)
Diluted	(3.52)	(3.40)	(10.70)	(4.49)
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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Net income (loss)	(109,535)	(73,758)	(337,957)	(83,033)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(1,825)	1,155	(4,246)	2,136
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(4,802)	(5,429)	(9,998)	(10,797)
Currency translation adjustments on investment in unconsolidated venture	(93)	(632)	(293)	(23)
Total other comprehensive income (loss)	(6,720)	(4,906)	(14,537)	(8,684)
Comprehensive income (loss)	(116,255)	(78,664)	(352,494)	(91,717)
Dividends to preferred stockholders	(8,100)	(9,900)	(16,494)	(21,007)
Gain on repurchase and retirement of preferred stock	1,491	—	1,491	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—	(4,682)
Comprehensive income (loss) attributable to common stockholders	(122,864)	(93,246)	(367,497)	(117,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022 and June 30, 2022
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	4,315	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance at March 31, 2022	6,200,000	149,860	11,500,000	278,108	32,991,793	330	3,819,513	29,469	(3,149,333)	1,127,947
Net income (loss)	—	—	—	—	—	—	—	—	(109,535)	(109,535)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,720)	—	(6,720)
Repurchase and retirement of preferred stock	(43,820)	(1,059)	(620,141)	(14,997)	—	—	—		1,491	(14,565)
Stock awards	—	—	—		32,571		—		—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	(46)	—	(1)	—	—	(1)
Common stock dividends	—	—	—	—	—		—		(29,721)	(29,721)
Preferred stock dividends	—	—	—	—	—	—	—		(8,100)	(8,100)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance at June 30, 2022	6,156,180	148,801	10,879,859	263,111	33,024,318	330	3,819,670	22,749	(3,295,198)	959,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021 and June 30, 2021
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	20,322,211	203	3,389,381	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,275)	(9,275)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	4,315,000	43	160,938	—	—	160,981
Stock awards	—	—	—	—	—	—	2,560	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(22,176)	(22,176)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at March 31, 2021	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	24,639,771	246	3,550,448	54,827	(2,686,913)	1,481,932
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(73,758)	(73,758)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(4,906)	—	(4,906)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—		4,312,500	43	145,836	—	—	145,879
Stock awards	—	—	—	—	—		15,805	1	—	—	—	1
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(26,071)	(26,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(9,900)	(9,900)
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	240	—	—	240
Balance at June 30, 2021	—	—	6,200,000	149,860	11,500,000	278,108	28,968,076	290	3,696,524	49,921	(2,801,324)	1,373,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2022	2021
Cash Flows from Operating Activities
Net income (loss)	(337,957)	(83,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	2,333	20,389
Realized and unrealized (gain) loss on derivative instruments, net	(405,752)	(109,798)
(Gain) loss on investments, net	829,264	259,237
Increase (decrease) in provision for credit losses	—	(1,768)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	37	24
Other amortization	(9,702)	(10,427)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	2,182	(1,108)
Increase (decrease) in operating liabilities	374	(39)
Net cash provided by (used in) operating activities	80,779	73,477
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(14,442,287)	(11,003,833)
Purchase of U.S. Treasury securities	(502,290)	—
Distributions from investments in unconsolidated ventures, net	8,524	2,425
Principal payments from mortgage-backed securities	264,791	416,524
Proceeds from sale of mortgage-backed securities	17,264,232	9,755,377
Proceeds from the sale of U.S. Treasury securities	468,051	—
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	424,661	126,303
Net change in due from counterparties and collateral held payable on derivative instruments	(3,897)	(942)
Net cash provided by (used in) investing activities	3,481,785	(704,146)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	307,618
Redemption of preferred stock	—	(140,038)
Repurchase of preferred stock	(14,565)	—
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	(1)	—
Proceeds from repurchase agreements	35,949,170	54,825,005
Principal repayments of repurchase agreements	(39,674,474)	(54,202,500)
Net change in due from counterparties and collateral held payable on repurchase agreements	7,099	(1,516)
Payments of deferred costs	(184)	(281)
Payments of dividends	(75,875)	(62,153)
Net cash provided by (used in) financing activities	(3,808,830)	726,135
Net change in cash, cash equivalents and restricted cash	(246,266)	95,466
Cash, cash equivalents and restricted cash, beginning of period	577,052	392,584
Cash, cash equivalents and restricted cash, end of period	330,786	488,050
Supplement Disclosure of Cash Flow Information
Interest paid	10,713	6,406
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	(4,246)	2,136
Dividends declared not paid	29,722	26,071
Net change in investment related receivable (payable)	(791)	(5)
Offering costs not paid	310	647
Change in foreign currency translation adjustment on other investments	293	23

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
We invest in:
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
•Commercial mortgage loans,
•U.S. Treasury securities; and
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
For all periods presented, common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split, which was effected following the close of business on June 3, 2022.
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
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
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at June 30, 2022 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	43,644	43,644
Non-Agency RMBS	8,262	8,262
Investments in unconsolidated ventures	3,622	3,622
Total	55,528	55,528
Refer to Note 4 - "Mortgage-Backed Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of June 30, 2022 and December 31, 2021.

June 30, 2022
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate	3,870,377	(62,776)	3,807,601	(5,150)	3,802,451	4.07%
Total Agency RMBS pass-through	3,870,377	(62,776)	3,807,601	(5,150)	3,802,451	4.07%
Agency-CMO (2)	427,319	(369,955)	57,364	3,444	60,808	9.29%
Non-Agency CMBS	44,652	(2,084)	42,568	1,076	43,644	8.44%
Non-Agency RMBS (3)(4)(5)	330,051	(321,699)	8,352	(90)	8,262	8.58%
Total	4,672,399	(756,514)	3,915,885	(720)	3,915,165	4.21%
(1)Period-end weighted average yield is based on amortized cost as of June 30, 2022 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 65.7% fixed rate, 33.4% variable rate, and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.3% of principal/notional balance, 43.8% of amortized cost and 25.7% of fair value.

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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of June 30, 2022 and December 31, 2021. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of June 30, 2022 and December 31, 2021, approximately 99% of our MBS are accounted for under the fair value option.

	June 30, 2022			December 31, 2021
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate	—	3,802,451	3,802,451	—	7,701,523	7,701,523
Total Agency RMBS pass-through	—	3,802,451	3,802,451	—	7,701,523	7,701,523
Agency-CMO	—	60,808	60,808	—	30,757	30,757
Non-Agency CMBS	43,644	—	43,644	62,909	—	62,909
Non-Agency RMBS	6,275	1,987	8,262	7,288	1,782	9,070
Total	49,919	3,865,246	3,915,165	70,197	7,734,062	7,804,259
The components of the carrying value of our MBS portfolio at June 30, 2022 and December 31, 2021 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $13.8 million at June 30, 2022 (December 31, 2021: $16.6 million).

	June 30, 2022
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	3,923,868	748,531	4,672,399
Unamortized premium	18,221	—	18,221
Unamortized discount	(87,224)	(687,511)	(774,735)
Gross unrealized gains (1)	24,782	4,799	29,581
Gross unrealized losses (1)	(27,414)	(2,887)	(30,301)
Fair value	3,852,233	62,932	3,915,165

	December 31, 2021
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	7,584,812	618,603	8,203,415
Unamortized premium	250,771	—	250,771
Unamortized discount	(11,902)	(582,553)	(594,455)
Gross unrealized gains (1)	8,754	109	8,863
Gross unrealized losses (1)	(60,741)	(3,594)	(64,335)
Fair value	7,771,694	32,565	7,804,259
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2022 and 2021 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of June 30, 2022 and December 31, 2021.

$ in thousands	June 30, 2022	December 31, 2021
Less than one year	5,994	23,150
Greater than one year and less than five years	37,724	891,510
Greater than or equal to five years	3,871,447	6,889,599
Total	3,915,165	7,804,259

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.
June 30, 2022

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate	2,145,400	(27,400)	19	—	—	—	2,145,400	(27,400)	19
Total Agency RMBS pass-through (1)	2,145,400	(27,400)	19	—	—	—	2,145,400	(27,400)	19
Agency-CMO (1)	13,239	(997)	3	3,245	(358)	1	16,484	(1,355)	4
Non-Agency RMBS (2)	572	(21)	2	1,888	(1,525)	13	2,460	(1,546)	15
Total	2,159,211	(28,418)	24	5,133	(1,883)	14	2,164,344	(30,301)	38
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with a fair value of $1.9 million for which the fair value option has been elected. Such securities have unrealized losses of $1.5 million.

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
(2)Includes non-Agency IO with a fair value of $1.7 million for which the fair value option has been elected. Such securities have unrealized losses of $2.1 million. The remaining $136,000 of unrealized losses on non-Agency RMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.

As of June 30, 2022 and December 31, 2021, we did not have an allowance for credit losses recorded on our condensed consolidated balance sheets. We recorded an $830,000 and a $1.8 million decrease in the provision for credit losses on our condensed consolidated statement of operations during the three and six months ended June 30, 2021, respectively. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended June 30,	Six Months Ended June 30,
$ in thousands	2021	2021
Beginning allowance for credit losses	(830)	(1,768)
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	830	1,768
Ending allowance for credit losses	—	—
The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Gross realized gains on sale of MBS	5,348	—	5,348	201
Gross realized losses on sale of MBS	(540,404)	(118,006)	(859,374)	(235,054)
Net unrealized gains (losses) on MBS accounted for under the fair value option	224,464	189,804	58,997	(22,108)
Net unrealized gains (losses) on commercial loan	87	822	(37)	(2,276)
Net unrealized gains (losses) on U.S. Treasury securities	19,827	—	—	—
Net realized gains (losses) on U.S. Treasury securities	(34,198)	—	(34,198)	—
Total gain (loss) on investments, net	(324,876)	72,620	(829,264)	(259,237)

The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three and six months ended June 30, 2022 and 2021.
For the three months ended June 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	40,927	422	41,349
Non-Agency CMBS	668	509	1,177
Non-Agency RMBS	310	(132)	178
U.S. Treasury securities	1,213	(25)	1,188
Other	102	—	102
Total	43,220	774	43,994
For the three months ended June 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	50,003	(9,450)	40,553
Non-Agency CMBS	1,036	845	1,881
Non-Agency RMBS	467	(274)	193
Other	7	—	7
Total	51,513	(8,879)	42,634

For the six months ended June 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	87,525	(6,506)	81,019
Non-Agency CMBS	1,405	1,012	2,417
Non-Agency RMBS	640	(283)	357
U.S. Treasury securities	1,773	(41)	1,732
Other	106	—	106
Total	91,449	(5,818)	85,631
For the six months ended June 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	99,558	(21,934)	77,624
Non-Agency CMBS	2,341	1,723	4,064
Non-Agency RMBS	1,091	(724)	367
Other	13	—	13
Total	103,003	(20,935)	82,068

Note 5 – Other Assets
The following table summarizes our other assets as of June 30, 2022 and December 31, 2021.

$ in thousands	June 30, 2022	December 31, 2021
Commercial loan, held-for-investment	23,478	23,515
Investments in unconsolidated ventures	3,622	12,476
Prepaid expenses and other assets	864	1,518
Total	27,964	37,509
In February 2022, we agreed to extend the contractual maturity of our commercial loan investment from February 2022 to June 2022. In June 2022, we agreed to further extend the contractual maturity to September 2022. The loan had a principal balance of $23.9 million as of June 30, 2022 and December 31, 2021 and a weighted average coupon rate of 9.56% as of June 30, 2022 and 8.60% as of December 31, 2021. We account for this loan under the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loan. We recorded an unrealized gain of $87,000 and an unrealized loss of $37,000 on this loan in our condensed consolidated statements of operations during the three and six months ended June 30, 2022, respectively (June 30, 2021: unrealized gain $822,000 and unrealized loss $2.3 million, respectively).
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. The following tables summarize certain characteristics of our borrowings at June 30, 2022 and December 31, 2021. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	June 30, 2022
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	3,262,530	1.38%	22
Total Borrowings	3,262,530	1.38%	22

$ in thousands	December 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	6,987,834	0.14%	29
Total Borrowings	6,987,834	0.14%	29
Repurchase Agreements
Our repurchase agreements generally bear interest at a contractually agreed upon rate. Agency RMBS repurchase agreements generally have maturities ranging from one to six months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of June 30, 2022.

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts and TBAs as of June 30, 2022 and December 31, 2021. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2022 and December 31, 2021, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	June 30, 2022	December 31, 2021
Repurchase Agreements:
Agency RMBS	3,467,386	7,326,175
Cash	—	3,527
Total repurchase agreements collateral pledged	3,467,386	7,329,702
Derivative Instruments:
Cash	10,231	4,458
Restricted cash	128,604	219,918
Total derivative instruments collateral pledged	138,835	224,376

Total collateral pledged:
Agency RMBS	3,467,386	7,326,175
Cash	10,231	7,985
Restricted cash	128,604	219,918
Total collateral pledged	3,606,221	7,554,078

	As of
Collateral Held	June 30, 2022	December 31, 2021
Repurchase Agreements:
Cash	3,573	—
Non-cash collateral	12,544	248
Total repurchase agreements collateral held	16,117	248
Derivative instruments:
Cash	2,155	280
Total derivative instruments collateral held	2,155	280

Total collateral held:
Cash	5,728	280
Non-cash collateral	12,544	248
Total collateral held	18,272	528

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 106% as of June 30, 2022 (December 31, 2021: 105%).
Interest Rate Swaps
As of June 30, 2022 and December 31, 2021, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2022.

$ in thousands	Notional Amount as of December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2022
Interest Rate Swaps (1) (2)	8,050,000	8,725,000	(7,400,000)	9,375,000
Currency Forward Contracts	13,596	20,359	(27,783)	6,172
TBA Purchase Contracts	1,600,000	17,006,500	(17,295,500)	1,311,000
TBA Sale Contracts	—	(18,156,500)	17,295,500	(861,000)
Total	9,663,596	7,595,359	(7,427,783)	9,831,172
(1)Does not include interest rate swaps with forward start dates with a notional amount of $1.0 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively.
(2)Notional amount as of June 30, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $3.6 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2021 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $4.8 million and $10.0 million as a decrease (June 30, 2021: $5.4 million and $10.8 million as a decrease) to interest expense for the three and six months ended June 30, 2022, respectively. During the next 12 months, we estimate that $17.4 million will be reclassified as a decrease to interest expense, repurchase agreements. As of June 30, 2022, $20.1 million (December 31, 2021: $30.1 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of June 30, 2022 and December 31, 2021, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate ("SOFR") with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of June 30, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	650,000	0.06%	1.50%	2.1
3 to 5 years	900,000	0.11%	1.50%	3.1
5 to 7 years	1,925,000	0.29%	1.50%	5.4
7 to 10 years	1,825,000	0.52%	1.50%	8.1
Greater than 10 years	500,000	1.92%	1.50%	19.7
Total	5,800,000	0.45%	1.50%	6.8

$ in thousands	As of December 31, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.05%	2.6
3 to 5 years	1,250,000	0.12%	0.05%	3.6
5 to 7 years	2,225,000	0.32%	0.05%	5.9
7 to 10 years	1,825,000	0.52%	0.05%	8.6
Total	6,300,000	0.30%	0.05%	5.7
As of June 30, 2022, we held $1.0 billion notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2021: $1.3 billion). As of June 30, 2022, these interest rate swaps had a weighted average maturity of 17.0 years (December 31, 2021: 20.8 years) and a weighted average fixed pay rate of 0.89% (December 31, 2021: 0.99%).
As of June 30, 2022 and December 31, 2021, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding.

$ in thousands	As of June 30, 2022
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,200,000	1.50%	3.32%	2.0
3 to 5 years	600,000	1.50%	2.73%	4.4
5 to 7 years	1,175,000	1.50%	2.67%	6.3
7 to 10 years	325,000	1.50%	2.61%	9.3
Greater than 10 years	275,000	1.50%	2.72%	30.0
Total	3,575,000	1.50%	2.90%	6.6

$ in thousands	As of December 31, 2021
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.05%	0.77%	2.6
5 to 7 years	500,000	0.05%	1.26%	6.9
7 to 10 years	250,000	0.05%	1.27%	10.0
Total	1,750,000	0.05%	0.98%	4.9
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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of June 30, 2022, we had $6.2 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of June 30, 2022 and December 31, 2021.

$ in thousands	As of June 30, 2022
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts (1)	1,311,000	1,324,001	1,323,965	(36)
TBA Sale Contracts (2)	(861,000)	(857,442)	(864,683)	(7,241)
Net TBA Derivatives	450,000	466,559	459,282	(7,277)
(1)Net carrying value of TBA purchase contracts includes $4.2 million of derivative assets and $4.3 million of derivative liabilities.
(2)Net carrying value of TBA sale contracts includes $7.2 million of derivative liabilities.

$ in thousands	As of December 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	1,600,000	1,636,906	1,633,955	(2,951)

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of June 30, 2022	As of December 31, 2021		As of June 30, 2022	As of December 31, 2021
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	—	Interest Rate Swaps Liability	25,771	11,405
Currency Forward Contracts	53	270	Currency Forward Contracts	—	—
TBAs	4,236	—	TBAs	11,513	2,951
Total Derivative Assets	4,289	270	Total Derivative Liabilities	37,284	14,356
The following tables summarize the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

$ in thousands	Three Months Ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	209,913	13,566	(2,966)	220,513
Currency Forward Contracts	486	—	(177)	309
TBAs	(69,167)	—	30,087	(39,080)
Total	141,232	13,566	26,944	181,742

$ in thousands	Three Months Ended June 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(166,365)	(4,572)	(32,786)	(203,723)
Currency Forward Contracts	(13)	—	(142)	(155)
TBAs	10,431	—	7,163	17,594
Total	(155,947)	(4,572)	(25,765)	(186,284)

$ in thousands	Six Months Ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	553,222	14,850	(14,365)	553,707
Currency Forward Contracts	679	—	(218)	461
TBAs	(129,240)	—	(4,326)	(133,566)
Total	424,661	14,850	(18,909)	420,602

$ in thousands	Six Months Ended June 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	161,162	(9,121)	(11,705)	140,336
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(552)	—	1,113	561
TBAs	(33,754)	—	(5,913)	(39,667)
Total	126,303	(9,121)	(16,505)	100,677

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $25.8 million at June 30, 2022 (December 31, 2021: liability of $11.4 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of June 30, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	4,289	—	4,289	(3,742)	(547)	—
Total Assets	4,289	—	4,289	(3,742)	(547)	—

Liabilities
Derivatives (1) (2)	(11,513)	—	(11,513)	3,742	6,999	(772)
Repurchase Agreements (3)	(3,262,530)	—	(3,262,530)	3,262,530	—	—
Total Liabilities	(3,274,043)	—	(3,274,043)	3,266,272	6,999	(772)
As of December 31, 2021

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	270	—	270	—	(270)	—
Total Assets	270	—	270	—	(270)	—

Liabilities
Derivatives (1) (2)	(2,951)	—	(2,951)	—	2,951	—
Repurchase Agreements (3)	(6,987,834)	—	(6,987,834)	6,987,834	—	—
Total Liabilities	(6,990,785)	—	(6,990,785)	6,987,834	2,951	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $138.8 million and $224.4 million as of June 30, 2022 and December 31, 2021, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $2.2 million and $280,000 as of June 30, 2022 and December 31, 2021, respectively.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $3.5 billion and $7.3 billion at June 30, 2022 and December 31, 2021, respectively. We pledged no cash collateral and $3.5 million of cash collateral under repurchase agreements as of June 30, 2022 and December 31, 2021, respectively. We held $3.6 million of cash collateral under repurchase agreements as of June 30, 2022. We did not hold cash collateral under repurchase agreements as of December 31, 2021.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3 (2)	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	3,915,165	—	—	3,915,165
Derivative assets	—	4,289	—	—	4,289
Other assets	—	—	23,478	3,622	27,100
Total assets	—	3,919,454	23,478	3,622	3,946,554
Liabilities:
Derivative liabilities	—	37,284	—	—	37,284
Total liabilities	—	37,284	—	—	37,284

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3 (2)	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,804,259	—	—	7,804,259
Derivative assets	—	270	—	—	270
Other assets	—	—	23,515	12,476	35,991
Total assets	—	7,804,529	23,515	12,476	7,840,520
Liabilities:
Derivative liabilities	—	14,356	—	—	14,356
Total liabilities	—	14,356	—	—	14,356
(1)For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed Securities."
(2)Amounts reflect our commercial loan investment for which we have elected the fair value option and valued using a third party appraisal.
(3)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of June 30, 2022 and December 31, 2021, our unconsolidated ventures were in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.

The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial loan investment, which we have valued utilizing Level 3 inputs.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Beginning balance	23,391	20,000	23,515	23,098
Unrealized gains (losses)	87	822	(37)	(2,276)
Ending balance	23,478	20,822	23,478	20,822
Unrealized gains and losses on our commercial loan investment are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan.

	Fair Value at	Valuation	Unobservable
$ in thousands	June 30, 2022	Technique	Input	Rate
Commercial Loan	23,478	Discounted Cash Flow	Discount rate	18.5%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2021	Technique	Input	Rate
Commercial Loan	23,515	Discounted Cash Flow	Discount rate	18.8%
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	3,262,530	3,261,968	6,987,834	6,987,806
Total	3,262,530	3,261,968	6,987,834	6,987,806
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
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and six months ended June 30, 2022, we reimbursed our Manager $337,000 and $750,000, respectively (June 30, 2021: $261,000 and $559,000, respectively) for costs of support personnel.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Incurred costs, prepaid or expensed	2,020	1,696	3,357	2,853
Incurred costs, charged against equity as a cost of raising capital	159	315	217	392
Total incurred costs, originally paid by our Manager	2,179	2,011	3,574	3,245
Note 12 – Stockholders’ Equity
Preferred Stock
In June 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock for $140.0 million plus accrued and unpaid dividends. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the three and six months ended June 30, 2021.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. As of June 30, 2022, we had authority to purchase 2,956,180 additional shares of our Series B Preferred Stock and 4,379,859 additional shares of our Series C Preferred Stock under the current share repurchase program. Refer to Note 15 - “Subsequent Events” for details on repurchases subsequent to June 30, 2022.
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
As of June 30, 2022, we may sell up to 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under an equity distribution agreement with a placement agent. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). We have not sold any shares of preferred stock under our equity distribution agreements.
Common Stock
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022 (the "Effective Time"). At the Effective Time, every ten issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received cash, in lieu of such fractional shares, in an amount determined based on the closing price of our common stock at the Effective Time. The reverse stock split applied to all of our outstanding shares of common stock and did not affect any stockholder’s ownership percentage of our common stock, except for changes resulting from the payment of cash for fractional shares.

As of June 30, 2022, we may sell up to 5,686,598 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three and six months ended June 30, 2022, we did not sell any shares of common stock under the equity distribution agreement. During the six months ended June 30, 2021, we sold 1,555,000 shares of common stock under an equity distribution agreement for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees.
During the three and six months ended June 30, 2022 and 2021, we did not repurchase any shares of our common stock. As of June 30, 2022, we had authority to purchase 1,816,398 shares of our common stock through our common stock share repurchase program.
In May 2022, we granted 32,571 restricted shares of common stock to our independent directors. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2022 and 2021. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended June 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(1,825)	—	(1,825)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,802)	(4,802)
Currency translation adjustments on investment in unconsolidated venture	(93)	—	—	(93)
Total other comprehensive income (loss)	(93)	(1,825)	(4,802)	(6,720)

AOCI balance at beginning of period	224	4,328	24,917	29,469
Total other comprehensive income (loss)	(93)	(1,825)	(4,802)	(6,720)
AOCI balance at end of period	131	2,503	20,115	22,749

	Three Months Ended June 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	1,155	—	1,155
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,429)	(5,429)
Currency translation adjustments on investment in unconsolidated venture	(632)	—	—	(632)
Total other comprehensive income (loss)	(632)	1,155	(5,429)	(4,906)

AOCI balance at beginning of period	1,108	6,974	46,745	54,827
Total other comprehensive income (loss)	(632)	1,155	(5,429)	(4,906)
AOCI balance at end of period	476	8,129	41,316	49,921

	Six Months Ended June 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(4,246)	—	(4,246)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(9,998)	(9,998)
Currency translation adjustments on investment in unconsolidated venture	(293)	—	—	(293)
Total other comprehensive income (loss)	(293)	(4,246)	(9,998)	(14,537)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(293)	(4,246)	(9,998)	(14,537)
AOCI balance at end of period	131	2,503	20,115	22,749

	Six Months Ended June 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	2,136	—	2,136
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(10,797)	(10,797)
Currency translation adjustments on investment in unconsolidated venture	(23)	—	—	(23)
Total other comprehensive income (loss)	(23)	2,136	(10,797)	(8,684)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	(23)	2,136	(10,797)	(8,684)
AOCI balance at end of period	476	8,129	41,316	49,921
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the six months ended June 30, 2022 and 2021. Dividends declared per share on our common stock have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2021 (1)
February 19, 2021	0.4844	2,713	April 26, 2021
(1)On June 16, 2021, we paid a final dividend of $0.2691 per share ($1.5 million in aggregate) in connection with the redemption of our Series A Preferred Stock.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022
2021
May 4, 2021	0.4844	3,004	June 28, 2021
February 19, 2021	0.4844	3,003	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022
2021
May 4, 2021	0.46875	5,390	June 28, 2021
February 19, 2021	0.46875	5,391	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022
2021
June 23, 2021	0.90	26,071	July 27, 2021
March 26, 2021	0.90	22,176	April 27, 2021

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 is computed as shown in the table below. Common share amounts and earnings (loss) per share have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2022	2021	2022	2021
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(116,144)	(88,340)	(352,960)	(108,722)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	32,990	26,014	32,988	24,215
Dilutive Shares	32,990	26,014	32,988	24,215
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(3.52)	(3.40)	(10.70)	(4.49)
Diluted	(3.52)	(3.40)	(10.70)	(4.49)
The following potential weighted average common shares were excluded from diluted earnings per share for three and six months ended June 30, 2022 as the effect would be antidilutive: 1,127 and 1,314 for restricted stock awards, respectively (June 30, 2021: 2,082 and 1,722 for restricted stock awards, respectively).
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of June 30, 2022 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invested in the partnerships as a limited partner. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.2 million in additional capital to cover future expenses should they occur.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on August 2, 2022: a Series B Preferred Stock dividend of $0.4844 per share payable on September 27, 2022 to our stockholders of record as of September 5, 2022 and a Series C Preferred Stock dividend of $0.46875 per share payable on September 27, 2022 to our stockholders of record as of September 5, 2022.
Repurchase of Series B and Series C Preferred Stock
Between July 1, 2022 and August 4, 2022, we repurchased 1,618,546 shares of our Series B Preferred Stock for $35.0 million and 3,063,389 shares of our Series C Preferred Stock for $65.6 million. We will record a gain on the repurchase and retirement of these shares during the three months ended September 30, 2022. As of August 4, 2022, we had authority to repurchase 1,337,634 additional shares of Series B Preferred Stock and 1,316,470 additional shares of Series C Preferred Stock under our current preferred share repurchase program.
Change in Authorized Common Shares
On August 3, 2022, the Company filed an Articles of Amendment to reduce the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue. Effective upon filing, the Articles of Amendment amended the Charter of the Company to reduce the total authorized number of shares of common stock of the Company from 450,000,000 to 67,000,000.

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
•Commercial mortgage loans,
•U.S. Treasury securities; and
•Other real estate-related financing arrangements.
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
Financial conditions continued to tighten significantly during the second quarter of 2022 as sharply higher price data, disruptions to supply chains brought on by the war in Ukraine and continued COVID-19 lockdowns in China weighed on the financial markets. The pace of declines in the equity markets accelerated, credit spreads widened and volatility increased from already elevated levels as recession fears increased and the Federal Reserve continued its aggressive removal of prior accommodations. Interest rates were higher across the yield curve, with shorter dated maturities increasing slightly more than longer dated maturities. Equity markets ended the second quarter lower, as the S&P 500 lost 16.4% while the NASDAQ lost 22.4%. The employment picture remained a bright spot during the quarter, as gains in nonfarm payrolls averaged 375,000 per month, and the unemployment rate held steady at 3.6%. Consumer activity was mixed with consumer confidence measures hitting multi-decade lows as the impact of higher prices took hold, while spending and retail sales both increased modestly.
Interest rates rose during the second quarter. The Federal Open Market Committee (“FOMC”) raised the Federal Funds rate twice, by a total of 125 basis points, and continued to signal more rate hikes to come. During the quarter, the yield on the 2 year Treasury note increased 62 basis points to 2.95%, the yield on the 5 year Treasury increased 58 basis points to 3.04% and the yield on the 10 year Treasury ended the quarter at 3.01%, up 67 basis points. Market expectations reflect further rate hikes, with pricing in the Federal Funds futures market reflecting as many as six additional hikes by the end of 2022. The consumer price index ("CPI") hit another 40-year high during the quarter, with the index rising to 9.1%, compared to 8.5% in March. The CPI excluding food and energy ended the quarter at 5.9%, down from 6.5% last quarter. Commodity prices were mixed during the quarter, with West Texas Intermediate crude recording an increase of 11.2%, while the Commodity Research Bureau commodity index fell slightly, by 1.4%. Despite these price increases, breakeven rates on inflation-protected Treasuries reflected the belief that the Federal Reserve will have success in reducing inflation below current levels. The inflation rate implied by 2 year U.S. Treasury inflation-protected securities ended the quarter at 3.29% (down from 4.41% last quarter), while the 5 year breakeven rate fell from 3.43% to 2.62% over the course of the quarter.

After posting one of their worst quarterly performances during the first quarter of 2022, Agency RMBS continued to perform poorly during the second quarter. Elevated interest rate volatility and increased market expectations of restrictive monetary policy were particularly harmful for low coupon 30 year Agency RMBS, which previously had benefited the most from the Federal Reserve’s initial response to the COVID-19 pandemic. The accelerated timeline for balance sheet normalization significantly disrupted the supply and demand dynamics in Agency RMBS, as the Federal Reserve signaled a notable decline in demand for the asset class in 2022. Prepayment speeds moderated during the quarter as mortgage rates increased sharply, dampening refinancing activity. In addition, the dollar roll market for current production Agency TBAs was attractive, as demand for the newly originated higher coupons outpaced supply. Overall, we remain cautious on the Agency RMBS sector despite cheaper valuations, as heightened volatility and an uncertain technical environment weighs on our outlook.
CMBS risk premiums increased in the second quarter of 2022 due to higher inflation and increased interest rate volatility. Despite these concerns, U.S. commercial real estate occupancy and rental rates continued to improve across most property types and geographic regions. While commercial mortgage loan delinquencies remained elevated across many property types, they were materially lower than COVID-19 peak levels. The lodging and retail sectors have experienced the highest level of loan delinquencies due to travel restrictions and a severe slowdown in business. Office, multi-family and industrial property sectors continue to post relatively lower delinquency levels. Loans secured by office properties have benefited from long-term tenant leases and industrial warehouse properties have benefited from growing online shopping, as online retailers have demanded more space to support their fulfillment process.
The housing market staged a robust recovery following the onset of the COVID-19 pandemic, driven in part by low mortgage rates and tight supply conditions. Demographic trends and changes in housing preferences shaped by the pandemic also contributed to demand, especially for single family homes. This strength was reflected in rapid home price appreciation, which has recently begun to moderate as affordability declined to historically low levels following the swift rise in mortgage rates. After reversing much of the credit spread widening that occurred in March 2020, residential mortgage-backed securities valuations have been negatively impacted by challenging market conditions and increased macroeconomic volatility over the past several quarters.

Investment Activities
The table below shows the composition of our investment portfolio as of June 30, 2022, December 31, 2021 and June 30, 2021:

	As of
$ in thousands	June 30, 2022	December 31, 2021	June 30, 2021
Agency RMBS:
30 year fixed-rate, at fair value	3,802,451	7,701,523	8,642,830
Agency CMO, at fair value	60,808	30,757	14,201
Non-Agency CMBS, at fair value	43,644	62,909	63,800
Non-Agency RMBS, at fair value	8,262	9,070	9,832
Commercial loan, at fair value	23,478	23,515	20,822
Investments in unconsolidated ventures	3,622	12,476	13,936
Subtotal	3,942,265	7,840,250	8,765,421
TBAs, at implied cost basis (1)	466,559	1,636,906	1,547,465
Total investment portfolio, including TBAs	4,408,824	9,477,156	10,312,886
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
We sold $17.3 billion and purchased $14.4 billion of Agency RMBS during the six months ended June 30, 2022 primarily to rotate into higher yielding securities, in some cases changing coupon rates or the type of specified pool collateral. Purchases were funded with proceeds from the sales and paydowns of securities.
As of June 30, 2022, our holdings of 30 year fixed-rate Agency RMBS represented approximately 86% of our total investment portfolio, including TBAs, versus 81% as of December 31, 2021 and 84% as of June 30, 2021. Our 30 year fixed-rate Agency RMBS holdings as of June 30, 2022, December 31, 2021 and June 30, 2021 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	June 30, 2022		December 31, 2021		June 30, 2021
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
2.0%	—	—%	2,408,404	31.3%	3,893,021	45.0%
2.5%	—	—%	2,877,568	37.3%	2,567,396	29.7%
3.0%	636,413	16.7%	2,178,476	28.3%	2,182,413	25.3%
3.5%	900,002	23.7%	237,075	3.1%	—	—%
4.0%	911,599	24.0%	—	—%	—	—%
4.5%	1,011,921	26.6%	—	—%	—	—%
5.0%	342,516	9.0%	—	—%	—	—%
Total 30 year fixed-rate Agency RMBS	3,802,451	100.0%	7,701,523	100.0%	8,642,830	100.0%
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

We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of June 30, 2022, the implied cost basis of TBAs represented approximately 11% of our total investment portfolio versus 17% as of December 31, 2021 and 15% as of June 30, 2021. As of June 30, 2022, our investments consist of 30-year Agency RMBS TBAs with coupons that range from 4.5% to 5.0% in conventional collateral. We maintain a meaningful allocation to TBAs given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Implied financing rates in the dollar roll market were below those available in the repurchase market as the sharp rise in mortgage rates led to a supply and demand imbalance in certain coupons, benefiting investors. We anticipate this benefit to diminish in the coming quarters as the imbalance decreases due to an increase in production of higher coupon Agency RMBS.
As of June 30, 2022; December 31, 2021 and June 30, 2021 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2022. Approximately 75% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2022.
As of June 30, 2022; December 31, 2021 and June 30, 2021, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of June 30, 2022; December 31, 2021 and June 30, 2021, we held an investment in a commercial real estate mezzanine loan. As of June 30, 2022, the loan is scheduled to mature in September 2022 and has a loan-to-value ratio of approximately 68%.
As of June 30, 2022; December 31, 2021 and June 30, 2021, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.2 million in additional capital to cover future expenses should they occur.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
June 30, 2021	7,851,204	7,945,494	8,004,924
September 30, 2021	7,873,798	7,846,536	7,886,360
December 31, 2021	6,987,834	7,442,784	7,776,070
March 31, 2022	5,837,420	6,218,445	6,636,913
June 30, 2022	3,262,530	4,059,917	4,902,191
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we also enter into interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy. Prior to the transition of our interest rate swap portfolio to swaps that are indexed to SOFR in the fourth quarter of 2021, our interest rate swaps were generally indexed to one- or three-month LIBOR.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the six months ended June 30, 2022, we terminated existing interest rate swaps with a notional amount of $7.4 billion and entered into new interest rate swaps with a notional amount of $8.7 billion, excluding interest rate swaps with forward start dates, as part of our overall risk management strategy. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net gain of $553.2 million on interest rate swaps during the six months ended June 30, 2022 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of June 30, 2022, we had €5.8 million or $6.2 million (December 31, 2021: €11.7 million or $13.6 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the six months ended June 30, 2022, we settled currency forward contracts of €24.1 million or $27.8 million (June 30, 2021: €41.7 million or $49.9 million) in notional amount and realized a net gain of $679,000 (June 30, 2021: $552,000 net loss).
Capital Activities
As of June 30, 2022, we may sell up to 5,686,598 shares of our common stock and 5,500,000 shares of our preferred stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the six months ended June 30, 2022, we did not sell any shares of common stock under our equity distribution agreement. During the six months ended June 30, 2021, we sold 1,555,000 shares of common stock under an equity distribution agreement for proceeds of $57.8 million, net of approximately $831,000 in commissions and fees.
For information on dividends declared during the six months ended June 30, 2022 and 2021, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the six months ended June 30, 2022, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. As of June 30, 2022, we had authority to purchase 2,956,180 additional shares of our Series B Preferred Stock and 4,379,859 additional shares of our Series C Preferred Stock under the current share repurchase program. Refer to Note 15 - “Subsequent Events” in Part I. Item 1 of this report on Form 10-Q for details on repurchases subsequent to June 30, 2022.
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022. For all periods presented, all per common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
$ in thousands except per share amounts	June 30, 2022	December 31, 2021
Numerator (adjusted equity):
Total equity	959,463	1,402,135
Less: Liquidation preference of Series B Preferred Stock	(153,905)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(271,996)	(287,500)
Total adjusted equity	533,562	959,635

Denominator (number of shares):
Common stock outstanding	33,024	32,987

Book value per common share	16.16	29.09
Our book value per common share decreased 44.4% as of June 30, 2022 compared to December 31, 2021 as Agency RMBS valuations were sharply lower during the first half of 2022. The end of asset purchases by the Federal Reserve in March and escalating inflationary pressures led to increased expectations for tighter monetary policy and elevated market volatility, resulting in the sector's worst first half performance in over 30 years. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2021.
Recent Accounting Standards
None.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2022	2021	2022	2021
Interest income
Mortgage-backed and other securities	43,994	42,634	85,631	82,068
Commercial loan	561	520	1,098	1,096
Total interest income	44,555	43,154	86,729	83,164
Interest expense
Repurchase agreements (1)	3,455	(3,177)	1,351	(4,837)
Total interest expense	3,455	(3,177)	1,351	(4,837)
Net interest income	41,100	46,331	85,378	88,001
Other income (loss)
Gain (loss) on investments, net	(324,876)	72,620	(829,264)	(259,237)
(Increase) decrease in provision for credit losses	—	830	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(352)	331	(281)	237
Gain (loss) on derivative instruments, net	181,742	(186,284)	420,602	100,677
Other investment income (loss), net	(11)	16	44	—
Total other income (loss)	(143,497)	(112,487)	(408,899)	(156,555)
Expenses
Management fee – related party	4,619	5,455	9,893	10,339
General and administrative	2,519	2,147	4,543	4,140
Total expenses	7,138	7,602	14,436	14,479
Net income (loss)	(109,535)	(73,758)	(337,957)	(83,033)
Dividends to preferred stockholders	(8,100)	(9,900)	(16,494)	(21,007)
Gain on repurchase and retirement of preferred stock	1,491	—	1,491	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—	(4,682)
Net income (loss) attributable to common stockholders	(116,144)	(88,340)	(352,960)	(108,722)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(3.52)	(3.40)	(10.70)	(4.49)
Diluted	(3.52)	(3.40)	(10.70)	(4.49)
Weighted average number of shares of common stock:
Basic	32,990,319	26,013,975	32,987,678	24,214,733
Diluted	32,990,319	26,013,975	32,987,678	24,214,733
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

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Average earning assets (1)	4,663,313	8,829,072	5,827,797	9,078,218
Average earning asset yields (2)	3.82%	1.96%	2.98%	1.83%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $4.7 billion for the three months ended June 30, 2022 (June 30, 2021: $8.8 billion) and $5.8 billion for the six months ended June 30, 2022 (June 30, 2021: $9.1 billion). Average earning assets decreased for the three and six months ended June 30, 2022 compared to 2021 as we reduced the size of our investment portfolio given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Average earning asset yields increased for the three and six months ended June 30, 2022 compared to 2021 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $44.6 million and $86.7 million for the three and six months ended June 30, 2022, respectively (June 30, 2021: $43.2 million and $83.2 million). Our interest income includes coupon interest and net (premium amortization) discount accretion on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Interest Income
Mortgage-backed and other securities - coupon interest	43,220	51,513	91,449	103,003
Mortgage-backed and other securities - net (premium amortization) discount accretion	774	(8,879)	(5,818)	(20,935)
Mortgage-backed and other securities - interest income	43,994	42,634	85,631	82,068
Commercial loan	561	520	1,098	1,096
Total interest income	44,555	43,154	86,729	83,164
Mortgage-backed and other securities interest income increased $1.4 million and $3.6 million for the three and six months ended June 30, 2022 compared to 2021 despite lower average earning assets due to a 186 and 115 basis point increase in average earning asset yields, respectively. Interest income on our commercial loan was relatively flat during the three and six months ended June 30, 2022 compared to 2021.
Prepayment Speeds
Our RMBS portfolio is subject to prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.

The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Agency RMBS	422	(9,450)	(6,506)	(21,934)
Non-Agency CMBS	509	845	1,012	1,723
Non-Agency RMBS	(132)	(274)	(283)	(724)
U.S. Treasury Securities	(25)	—	(41)	—
Net (premium amortization) discount accretion	774	(8,879)	(5,818)	(20,935)
Net discount accretion was $774,000 for the three months ended June 30, 2022 compared to net premium amortization of $8.9 million for the same period in 2021. Net premium amortization decreased $15.1 million for the six months ended June 30, 2022 compared to the same period 2021. The decrease in premium amortization for the three and six months ended June 30, 2022 compared to 2021 was primarily the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Interest Expense
Interest expense on repurchase agreement borrowings	8,257	2,252	11,349	5,960
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,802)	(5,429)	(9,998)	(10,797)
Repurchase agreements interest expense	3,455	(3,177)	1,351	(4,837)
Total interest expense	3,455	(3,177)	1,351	(4,837)
Our repurchase agreements interest expense, which equals our total interest expense, increased $6.6 million and $6.2 million for the three and six months ended June 30, 2022 compared to 2021 as the Federal Reserve raised the Federal Funds target rate.
Our repurchase agreements interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.8 million and $10.0 million during the three and six months ended June 30, 2022, respectively, and $5.4 million and $10.8 million during the three and six months ended June 30, 2021, respectively. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $17.4 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.

The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Total average borrowings (1)	4,059,423	7,945,877	5,133,591	8,145,507
Maximum borrowings during the period (2)	4,902,191	8,004,924	6,636,913	8,708,686
Cost of funds (3)	0.34%	(0.16)%	0.05%	(0.12)%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $3.9 billion and $3.0 billion in the three and six months ended June 30, 2022 compared to 2021, respectively, as we reduced the size of our investment portfolio and related repurchase agreement borrowings given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Our average cost of funds increased 50 and 17 basis points for the three and six months ended June 30, 2022, respectively, compared to 2021 as the Federal Reserve raised the Federal Funds target rate.
Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Interest Income
Mortgage-backed and other securities	43,994	42,634	85,631	82,068
Commercial loan	561	520	1,098	1,096
Total interest income	44,555	43,154	86,729	83,164
Interest Expense
Interest expense on repurchase agreement borrowings	8,257	2,252	11,349	5,960
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,802)	(5,429)	(9,998)	(10,797)
Repurchase agreements interest expense	3,455	(3,177)	1,351	(4,837)
Total interest expense	3,455	(3,177)	1,351	(4,837)
Net interest income	41,100	46,331	85,378	88,001
Net interest rate margin	3.48%	2.12%	2.93%	1.95%
Our net interest income, which equals interest income less interest expense, totaled $41.1 million and $85.4 million for the three and six months ended June 30, 2022, respectively (June 30, 2021: $46.3 million and $88.0 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.48% and 2.93% for the three and six months ended June 30, 2022, respectively (June 30, 2021: 2.12% and 1.95%). The decrease in net interest income for the three and six months ended June 30, 2022 compared to 2021 was primarily due to higher interest expense as the Federal Reserve raised the Federal Funds target rate. The increase in net interest rate margin for the three and six months ended June 30, 2022 compared to 2021 was primarily due to our rotation into higher yielding Agency RMBS, which was partially offset by higher interest rates.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Net realized gains (losses) on sale of MBS	(535,056)	(118,006)	(854,026)	(234,853)
Net unrealized gains (losses) on MBS accounted for under the fair value option	224,464	189,804	58,997	(22,108)
Net unrealized gains (losses) on commercial loan	87	822	(37)	(2,276)
Net unrealized gains (losses) on U.S. Treasury securities	19,827	—	—	—
Net realized gains (losses) on U.S. Treasury securities	(34,198)	—	(34,198)	—
Total gain (loss) on investments, net	(324,876)	72,620	(829,264)	(259,237)
During the three and six months ended June 30, 2022, we sold MBS and realized net losses of $535.1 million and $854.0 million, respectively (June 30, 2021: net losses of $118.0 million and $234.9 million). Realized net losses during the three and six months ended June 30, 2022 and 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of June 30, 2022, $3.9 billion (December 31, 2021: $7.7 billion) or 99% (December 31, 2021: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $224.5 million and $59.0 million in the three and six months ended June 30, 2022, respectively, compared to net unrealized gains of $189.8 million and unrealized net losses of $22.1 million in the three and six months ended June 30, 2021, respectively. Net unrealized gains in three and six months ended June 30, 2022 and three months ended June 30, 2021 were primarily driven by reversals of unrealized losses upon sale. Net unrealized losses in the six months ended June 30, 2021 reflect wider interest rate spreads on our Agency assets during the first quarter of 2021.
We recorded an unrealized gain of $87,000 and an unrealized loss of $37,000 on our commercial loan in the three and six months ended June 30, 2022, respectively compared to an unrealized gain of $822,000 and an unrealized loss of $2.3 million on our commercial loan in the three and six months ended June 30, 2021, respectively. We value our commercial loan based upon a valuation from an independent pricing service.
We recorded net realized and unrealized losses of $14.4 million and $34.2 million on U.S. Treasury securities in the three and six months ended June 30, 2022, respectively, due to rising interest rates. We did not hold any U.S. Treasury securities during the three and six months ended June 30, 2021.
(Increase) Decrease in Provision for Credit Losses
As of June 30, 2022, $49.9 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2021: $70.2 million). We did not record any provisions for credit losses during the three and six months ended June 30, 2022. We recorded a $830,000 and $1.8 million decrease in the provision for credit losses on a single non-Agency CMBS during the three and six months ended June 30, 2021, respectively, because the security fully repaid in June 2021.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and six months ended June 30, 2022, we recorded equity in losses of unconsolidated ventures of $352,000 and $281,000, respectively (June 30, 2021: equity in earnings of $331,000 and $237,000). Earnings and losses of unconsolidated ventures are driven by the underlying portfolio investments.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	209,913	13,566	(2,966)	220,513
Currency Forward Contracts	486	—	(177)	309
TBAs	(69,167)	—	30,087	(39,080)
Total	141,232	13,566	26,944	181,742

$ in thousands	Three months ended June 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(166,365)	(4,572)	(32,786)	(203,723)
Currency Forward Contracts	(13)	—	(142)	(155)
TBAs	10,431	—	7,163	17,594
Total	(155,947)	(4,572)	(25,765)	(186,284)

$ in thousands	Six Months Ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	553,222	14,850	(14,365)	553,707
Currency Forward Contracts	679	—	(218)	461
TBAs	(129,240)	—	(4,326)	(133,566)
Total	424,661	14,850	(18,909)	420,602

$ in thousands	Six Months Ended June 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	161,162	(9,121)	(11,705)	140,336
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	(552)	—	1,113	561
TBAs	(33,754)	—	(5,913)	(39,667)
Total	126,303	(9,121)	(16,505)	100,677
During the six months ended June 30, 2022, we terminated existing interest rate swaps with a notional amount of $7.4 billion and entered into new interest rate swaps with a notional amount of $8.7 billion, excluding interest rate swaps with forward start dates. We realized net gains of $209.9 million and $553.2 million for the three and six months ended June 30, 2022, respectively, on interest rate swaps due to rising interest rates. We realized a net loss of $166.4 million and a net gain of $161.2 million for the three and six months ended June 30, 2021, respectively, on interest rate swaps due to changing interest rates.
As of June 30, 2022, we had $3.3 billion of repurchase agreement borrowings with a weighted average remaining maturity of 22 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We primarily use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of June 30, 2022 and December 31, 2021, we held interest rate swaps whereby we receive floating interest based upon SOFR as shown in the table below.

$ in thousands	As of June 30, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	5,800,000	0.45%	1.50%	6.8	6,300,000	0.30%	0.05%	5.7
(1)Excludes $1.0 billion and $1.3 billion notional amount of interest rate swaps with forward start dates as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, we held interest rate swaps whereby we pay floating interest based upon SOFR as shown in the table below.

$ in thousands	As of June 30, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,575,000	1.50%	2.90%	6.6	1,750,000	0.05%	0.98%	4.9
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of June 30, 2022, we had $6.2 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of June 30, 2022, we had $450.0 million net notional amount of TBAs (December 31, 2021: $1.6 billion). We recorded $39.1 million and $133.6 million of net realized and unrealized losses on TBAs during the three and six months ended June 30, 2022, respectively. We recorded $17.6 million of net realized and unrealized gains and $39.7 million of net realized and unrealized losses on TBAs during the three and six months ended June 30, 2021, respectively. Net realized and unrealized losses on TBAs for the three and six months ended June 30, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS. Net realized and unrealized losses for the six months ended June 30, 2021 reflect a sharp increase in mortgage rates during the first quarter of 2021.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and six months ended June 30, 2022 and 2021 consisted of foreign currency transaction gains and losses.
Expenses
We incurred management fees of $4.6 million and $9.9 million for the three and six months ended June 30, 2022, respectively (June 30, 2021: $5.5 million and $10.3 million). Management fees decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.5 million and $4.5 million for the three and six months ended June 30, 2022, respectively (June 30, 2021: $2.1 million and $4.1 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $1.5 million during the three and six months ended June 30, 2022.

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
Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2022, our net loss attributable to common stockholders was $116.1 million (June 30, 2021: $88.3 million net loss attributable to common stockholders) or $3.52 basic and diluted net loss per average share available to common stockholders (June 30, 2021: $3.40 basic and diluted net loss per average share available to common stockholders). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $324.9 million in the 2022 period compared to $72.6 million net gains on investments in the 2021 period; (ii) net gains on derivative instruments of $181.7 million in the 2022 period compared to net losses on derivative instruments of $186.3 million in the 2021 period; and (iii) a $5.2 million decrease in net interest income.
For the six months ended June 30, 2022, our net loss attributable to common stockholders was $353.0 million (June 30, 2021: $108.7 million net loss attributable to common stockholders) or $10.70 basic and diluted net loss per average share available to common stockholders (June 30, 2021: $4.49 basic and diluted net loss per average share available to common stockholders). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $829.3 million in the 2022 period compared to $259.2 million in the 2021 period; (ii) net gains on derivative instruments of $420.6 million in the 2022 period compared to $100.7 million in the 2021 period; and (iii) a $2.6 million decrease in net interest income.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; gain on repurchase and retirement of preferred stock; (gain) loss on foreign currency transactions, net and amortization of net deferred (gain) loss on de-designated interest rate swaps.
By excluding the gains and losses discussed above, we believe the presentation of earnings available for distribution provides a consistent measure of operating performance that investors can use to evaluate our results over multiple reporting periods and, to a certain extent, compare to our peer companies. However, because not all of our peer companies use identical operating performance measures, our presentation of earnings available for distribution may not be comparable to other similarly titled measures used by our peer companies. We exclude the impact of gains and losses when calculating earnings available for distribution because (i) when analyzed in conjunction with our U.S. GAAP results, earnings available for distribution provides additional detail of our investment portfolio’s earnings capacity and (ii) gains and losses are not accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses are reflected in net income whereas other gains and losses are reflected in other comprehensive income. For example, a portion of our mortgage-backed securities are classified as available-for-sale securities, and we record changes in the valuation of these securities in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of operations. In addition, certain gains and losses represent one-time events. We may add and have added additional reconciling items to our earnings available for distribution calculation as appropriate. We added the gain on repurchase and retirement of preferred stock as a reconciling item to our earnings available for distribution calculation in the second quarter of 2022 because the gain does not represent earnings on our investment portfolio.
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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	(116,144)	(88,340)	(352,960)	(108,722)
Adjustments:
(Gain) loss on investments, net	324,876	(72,620)	829,264	259,237
Realized (gain) loss on derivative instruments, net (1)	(141,232)	155,947	(424,661)	(126,303)
Unrealized (gain) loss on derivative instruments, net (1)	(26,944)	25,765	18,909	16,505
TBA dollar roll income (2)	11,855	9,680	25,256	20,225
Gain on repurchase and retirement of preferred stock	(1,491)	—	(1,491)	—
(Gain) loss on foreign currency transactions, net (3)	11	(16)	(44)	—
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(4,802)	(5,429)	(9,998)	(10,797)
Subtotal	162,273	113,327	437,235	158,867
Earnings available for distribution	46,129	24,987	84,275	50,145
Basic income (loss) per common share	(3.52)	(3.40)	(10.70)	(4.49)
Earnings available for distribution per common share (5)	1.40	0.96	2.55	2.07
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Realized gain (loss) on derivative instruments, net	141,232	(155,947)	424,661	126,303
Unrealized gain (loss) on derivative instruments, net	26,944	(25,765)	(18,909)	(16,505)
Contractual net interest income (expense) on interest rate swaps	13,566	(4,572)	14,850	(9,121)
Gain (loss) on derivative instruments, net	181,742	(186,284)	420,602	100,677
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
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Interest expense on repurchase agreement borrowings	8,257	2,252	11,349	5,960
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,802)	(5,429)	(9,998)	(10,797)
Repurchase agreements interest expense	3,455	(3,177)	1,351	(4,837)
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding. Earnings available for distribution per common share has been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Effective net interest income(1)	49,864	36,330	90,230	68,083
TBA dollar roll income	11,855	9,680	25,256	20,225
Equity in earnings (losses) of unconsolidated ventures	(352)	331	(281)	237
(Increase) decrease in provision for credit losses	—	830	—	1,768
Total expenses	(7,138)	(7,602)	(14,436)	(14,479)
Subtotal	54,229	39,569	100,769	75,834
Dividends to preferred stockholders	(8,100)	(9,900)	(16,494)	(21,007)
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—	(4,682)
Earnings available for distribution	46,129	24,987	84,275	50,145
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to higher effective net interest income, higher TBA dollar roll income and $4.7 million of issuance and redemption costs from the redemption of our Series A Preferred Stock in June 2021.
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

	Three Months Ended June 30,
	2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	3,455	0.34%	(3,177)	(0.16)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	4,802	0.47%	5,429	0.27%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(13,566)	(1.34)%	4,572	0.23%
Effective interest expense	(5,309)	(0.53)%	6,824	0.34%

	Six Months Ended June 30,
	2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	1,351	0.05%	(4,837)	(0.12)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	9,998	0.39%	10,797	0.27%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(14,850)	(0.58)%	9,121	0.22%
Effective interest expense	(3,501)	(0.14)%	15,081	0.37%
Our effective interest expense and effective cost of funds decreased in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to contractual net interest income on interest rate swaps of $13.6 million during the three months ended June 30, 2022 compared to $4.6 million of contractual net interest expense for the same period in 2021. Our effective interest expense and effective cost of funds decreased in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to contractual net interest income on interest rate swaps of $14.9 million during the six months ended June 30, 2022 compared to $9.1 million of contractual net interest expense for the same period in 2021.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	41,100	3.48%	46,331	2.12%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,802)	(0.47)%	(5,429)	(0.27)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	13,566	1.34%	(4,572)	(0.23)%
Effective net interest income	49,864	4.35%	36,330	1.62%

	Six Months Ended June 30,
	2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	85,378	2.93%	88,001	1.95%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(9,998)	(0.39)%	(10,797)	(0.27)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	14,850	0.58%	(9,121)	(0.22)%
Effective net interest income	90,230	3.12%	68,083	1.46%
Effective net interest income increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to changes in contractual net interest income (expense) on interest rate swaps as discussed above. Our effective interest rate margin increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to our rotation into higher yielding Agency RMBS and changes in contractual net interest income (expense) on interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of June 30, 2022 and December 31, 2021. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of June 30, 2022, approximately 92% of our equity is allocated to Agency RMBS.
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

June 30, 2022

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	3,863,260	51,905	3,915,165
Cash and cash equivalents (2)	202,182	—	202,182
Restricted cash (3)	128,604	—	128,604
Derivative assets, at fair value (3)	4,236	53	4,289
Other assets	25,462	28,729	54,191
Total assets	4,223,744	80,687	4,304,431

Repurchase agreements	3,262,530	—	3,262,530
Derivative liabilities, at fair value (3)	37,284	—	37,284
Other liabilities	42,101	3,053	45,154
Total liabilities	3,341,915	3,053	3,344,968

Total stockholders' equity (allocated)	881,829	77,634	959,463
Debt-to-equity ratio (4)	3.7	—	3.4
Economic debt-to-equity ratio (5)	4.2	—	3.9
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($466.6 million as of June 30, 2022) to total stockholders' equity.

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

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and fund other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common and preferred equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
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
We held cash, cash equivalents and restricted cash of $330.8 million at June 30, 2022 (June 30, 2021: $488.1 million). Our cash, cash equivalents and restricted cash increased due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $80.8 million for the six months ended June 30, 2022 (June 30, 2021: $73.5 million).
Our investing activities provided net cash of $3.5 billion in the six months ended June 30, 2022 compared to net cash used in investing activities of $704.1 million in the six months ended June 30, 2021. Our primary source of cash from investing activities for the six months ended June 30, 2022 was proceeds from sales of MBS of $17.3 billion and proceeds from the sales of U.S. Treasury securities of $468.1 million (June 30, 2021: $9.8 billion from the sales of MBS). We also generated $264.8 million from principal payments of MBS during the six months ended June 30, 2022 (June 30, 2021: $416.5 million). We used cash of $14.4 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities during the six months ended June 30, 2022 (June 30, 2021: $11.0 billion to purchase MBS). We received cash of $424.7 million to settle derivative contracts in the six months ended June 30, 2022 (June 30, 2021: $126.3 million).

Our financing activities used net cash of $3.8 billion for the six months ended June 30, 2022 (June 30, 2021: net cash provided by financing activities of $726.1 million). During the six months ended June 30, 2022, we used cash for net principal repayments on our repurchase agreements of $3.7 billion (June 30, 2021: net cash provided of $622.5 million). We also used cash of $75.9 million for the six months ended June 30, 2022 to pay dividends (June 30, 2021: $62.2 million to pay dividends and $140.0 million to redeem our Series A Preferred Stock). Proceeds from issuance of common stock provided $307.6 million during the six months ended June 30, 2021.
As of June 30, 2022, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.7% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of June 30, 2022, we held $3.5 billion of Agency securities that are financed by repurchase agreements. We also had approximately $474.9 million of unencumbered investments and unrestricted cash of $202.2 million as of June 30, 2022. As of June 30, 2022, our known contractual obligations primarily consisted of $3.3 billion of repurchase agreement borrowings with a weighted average remaining maturity of 22 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $6.2 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2022, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2022.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2022, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
As of June 30, 2022, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $48.0 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of June 30, 2022. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	11	1,940,258	118,206
Europe (excluding United Kingdom)	2	234,961	7,909
Asia	3	694,421	52,288
United Kingdom	1	392,890	20,206
Total	17	3,262,530	198,609

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
Spread Risk
We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value and our liquidity to help us achieve our investment objectives. We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and seeking to maintain adequate liquidity. Changes in spreads impact our book value and our liquidity and could cause us to sell assets and to change our investment strategy to maintain liquidity and preserve book value.
Unprecedented government responses to the COVID-19 pandemic, including fiscal stimulus, monetary policy actions, various purchase and financing programs and the expected normalization of such policy actions have impacted and will continue to impact credit spreads.
Prepayment Risk
As we receive prepayments of principal on our investments, premiums or discounts on these investments are amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.
Increased inflation expectations, elevated interest rate volatility and other factors have made it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
The COVID-19 pandemic and unprecedented fiscal and monetary policy responses to the COVID-19 pandemic, and the expected normalization of such policy responses have caused unprecedented volatility and illiquidity in fixed income markets. The amount of financing we receive under our repurchase agreements is directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. As a result, if these market conditions persist, margin call risk remains elevated and our operating results and financial condition may be materially impacted.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at June 30, 2022 and December 31, 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At June 30, 2022		At December 31, 2021
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.53)%	(0.40)%	(3.27)%	(1.61)%
+0.50%	(1.20)%	(0.07)%	(0.19)%	(0.52)%
-0.50%	0.88%	(0.27)%	(1.96)%	(0.38)%
-1.00%	1.44%	(0.96)%	(16.33)%	(2.11)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2022 and December 31, 2021. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile.
Our scenario analysis assumes a floor of 0% for U.S. Treasury yields. Given the relatively low interest rates at June 30, 2022, to be consistent, we also applied a floor of 0% for all related funding costs. Due to this floor, we anticipate that declines in funding costs resulting from a significant interest rate decrease would be limited. At the same time, increases in prepayment speed forecasts resulting from lower rates are also limited by this assumption. For purposes of our calculations, the net interest income projections are determined for each specific security. In contrast, for the market value analysis, this floor may limit the gains in market values in scenarios where the interest rate drops significantly.
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
Foreign Exchange Rate Risk
As of June 30, 2022 we have an investment of €1.6 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We have historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended June 30, 2022, we did not repurchase any shares of our common stock.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during three months ended June 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	—	—	—
May 1, 2022 to May 31, 2022	17,637	20.38	17,637	2,982,363
June 1, 2022 to June 30, 2022	26,183	21.91	26,183	2,956,180
	43,820	21.30	43,820

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during three months ended June 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	—	—	—
May 1, 2022 to May 31, 2022	590,232	21.96	590,232	4,409,768
June 1, 2022 to June 30, 2022	29,909	22.35	29,909	4,379,859
	620,141	21.98	620,141
(1)In May 2022, our board of directors approved a share repurchase program under which we may purchase up to 3,000,000 shares of our Series B Preferred Stock and 5,000,000 shares of our Series C Preferred Stock with no stated expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.

Refer to Note 15 - “Subsequent Events” in Part I. Item 1 of this report on Form 10-Q for details on repurchases subsequent to June 30, 2022.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
On August 3, 2022, the Company filed an Articles of Amendment with the State Department of Assessments and Taxation of Maryland to reduce the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue. Effective upon filing, the Articles of Amendment amended the Charter of the Company to reduce the total authorized number of shares of common stock of the Company from 450,000,000 to 67,000,000. The total number of authorized shares of the Company is now 117,000,000, such shares consisting of consisting of 67,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. A copy of the Certificate of Amendment is attached as Exhibit 3.9 hereto.

ITEM 6.     EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 4, 2022	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 4, 2022	By:	/s/ R. Lee Phegley, Jr.
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

3.7	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.8	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.9	Articles of Amendment (Authorized shares)

3.10	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

10.1
Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan (Amended and Restated May 3, 2022) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed with the SEC on May 4, 2022).

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