Form 10-Q
period 2022-09-30
Invesco Mortgage Capital Inc.
filed 2022-11-02
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 31, 2022, there were 35,352,123 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022; June 30, 2022; September 30, 2022; March 31, 2021; June 30, 2021 and September 30, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	56

PART II OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	58

Item 6.	Exhibits	60

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2022	December 31, 2021
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,043,370 and $7,326,175, respectively)	4,356,991	7,804,259
Cash and cash equivalents	163,590	357,134
Restricted cash	100,775	219,918
Due from counterparties	4,837	7,985
Investment related receivable	19,306	16,766
Derivative assets, at fair value	11,227	270
Other assets	28,979	37,509
Total assets	4,685,705	8,443,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	3,887,291	6,987,834
Derivative liabilities, at fair value	3,695	14,356
Dividends payable	22,979	29,689
Investment related payable	706	—
Accrued interest payable	3,766	1,171
Collateral held payable	10	280
Accounts payable and accrued expenses	1,839	1,887
Due to affiliate	4,210	6,489
Total liabilities	3,924,496	7,041,706
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,537,634 and 6,200,000 shares issued and outstanding, respectively ($113,441 and $155,000 aggregate liquidation preference, respectively)	109,679	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,816,470 and 11,500,000 shares issued and outstanding, respectively ($195,412 and $287,500 aggregate liquidation preference, respectively)	189,028	278,108
Common Stock, par value $0.01 per share; 67,000,000 and 450,000,000 shares authorized, respectively; 35,352,123 and 32,987,478 shares issued and outstanding, respectively	353	330
Additional paid in capital	3,858,418	3,819,375
Accumulated other comprehensive income	16,510	37,286
Retained earnings (distributions in excess of earnings)	(3,412,779)	(2,882,824)
Total stockholders’ equity	761,209	1,402,135
Total liabilities and stockholders' equity	4,685,705	8,443,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2022	2021	2022	2021
Interest income
Mortgage-backed and other securities	49,058	42,657	134,689	124,725
Commercial loan	670	525	1,768	1,621
Total interest income	49,728	43,182	136,457	126,346
Interest expense
Repurchase agreements (1)	18,008	(3,272)	19,359	(8,109)
Total interest expense	18,008	(3,272)	19,359	(8,109)
Net interest income	31,720	46,454	117,098	134,455
Other income (loss)
Gain (loss) on investments, net	(260,837)	(16,830)	(1,090,101)	(276,067)
(Increase) decrease in provision for credit losses	—	—	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(6)	344	(287)	581
Gain (loss) on derivative instruments, net	133,549	35,282	554,151	135,959
Other investment income (loss), net	—	1	44	1
Total other income (loss)	(127,294)	18,797	(536,193)	(137,758)
Expenses
Management fee – related party	3,836	5,432	13,729	15,771
General and administrative	2,018	2,139	6,561	6,279
Total expenses	5,854	7,571	20,290	22,050
Net income (loss)	(101,428)	57,680	(439,385)	(25,353)
Dividends to preferred stockholders	(5,862)	(8,394)	(22,356)	(29,401)
Gain on repurchase and retirement of preferred stock	12,688	—	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	—	(4,682)
Net income (loss) attributable to common stockholders	(94,602)	49,286	(447,562)	(59,436)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(2.78)	1.66	(13.42)	(2.28)
Diluted	(2.78)	1.66	(13.42)	(2.28)
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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Net income (loss)	(101,428)	57,680	(439,385)	(25,353)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(1,243)	(473)	(5,489)	1,663
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(4,855)	(5,601)	(14,853)	(16,398)
Currency translation adjustments on investment in unconsolidated venture	(141)	187	(434)	164
Total other comprehensive income (loss)	(6,239)	(5,887)	(20,776)	(14,571)
Comprehensive income (loss)	(107,667)	51,793	(460,161)	(39,924)
Dividends to preferred stockholders	(5,862)	(8,394)	(22,356)	(29,401)
Gain on repurchase and retirement of preferred stock	12,688	—	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	—	(4,682)
Comprehensive income (loss) attributable to common stockholders	(100,841)	43,399	(468,338)	(74,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022; June 30, 2022 and September 30, 2022
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	4,315	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance at March 31, 2022	6,200,000	149,860	11,500,000	278,108	32,991,793	330	3,819,513	29,469	(3,149,333)	1,127,947
Net income (loss)	—	—	—	—	—	—	—	—	(109,535)	(109,535)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,720)	—	(6,720)
Repurchase and retirement of preferred stock	(43,820)	(1,059)	(620,141)	(14,997)	—	—	—		1,491	(14,565)
Stock awards	—	—	—		32,571		—		—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	(46)	—	(1)	—	—	(1)
Common stock dividends	—	—	—	—	—		—		(29,721)	(29,721)
Preferred stock dividends	—	—	—	—	—	—	—		(8,100)	(8,100)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance at June 30, 2022	6,156,180	148,801	10,879,859	263,111	33,024,318	330	3,819,670	22,749	(3,295,198)	959,463
Net income (loss)	—	—	—	—	—	—	—	—	(101,428)	(101,428)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,239)	—	(6,239)
Proceeds from issuance of common stock, net of offering costs					2,327,805	23	38,590			38,613
Repurchase and retirement of preferred stock	(1,618,546)	(39,122)	(3,063,389)	(74,083)	—	—	—	—	12,688	(100,517)
Common stock dividends	—	—	—	—	—	—	—	—	(22,979)	(22,979)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance at September 30, 2022	4,537,634	109,679	7,816,470	189,028	35,352,123	353	3,858,418	16,510	(3,412,779)	761,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021; June 30, 2021 and September 30, 2021
(Unaudited)

									Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts							Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	20,322,211	203	3,389,381	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,275)	(9,275)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	4,315,000	43	160,938	—	—	160,981
Stock awards	—	—	—	—	—	—	2,560	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(22,176)	(22,176)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	129	—	—	129
Balance at March 31, 2021	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	24,639,771	246	3,550,448	54,827	(2,686,913)	1,481,932
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(73,758)	(73,758)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(4,906)	—	(4,906)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—		4,312,500	43	145,836	—	—	145,879
Stock awards	—	—	—	—	—		15,805	1	—	—	—	1
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(26,071)	(26,071)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(9,900)	(9,900)
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	240	—	—	240
Balance at June 30, 2021	—	—	6,200,000	149,860	11,500,000	278,108	28,968,076	290	3,696,524	49,921	(2,801,324)	1,373,379
Net income (loss)	—	—	—	—	—	—	—	—	—	—	57,680	57,680
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(5,887)	—	(5,887)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	2,206,000	22	67,506	—	—	67,528
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(28,057)	(28,057)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	122	—	—	122
Balance at September 30, 2021	—	—	6,200,000	149,860	11,500,000	278,108	31,174,076	312	3,764,152	44,034	(2,780,095)	1,456,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2022	2021
Cash Flows from Operating Activities
Net income (loss)	(439,385)	(25,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	835	28,436
Realized and unrealized (gain) loss on derivative instruments, net	(509,156)	(149,255)
(Gain) loss on investments, net	1,090,101	276,067
Increase (decrease) in provision for credit losses	—	(1,768)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	38	4
Other amortization	(14,399)	(15,906)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,901)	(2,904)
Increase (decrease) in operating liabilities	651	1,134
Net cash provided by (used in) operating activities	126,784	110,455
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(20,721,166)	(13,387,052)
Purchase of U.S. Treasury securities	(502,290)	—
Distributions from investments in unconsolidated ventures, net	8,529	4,142
Principal payments from mortgage-backed securities	330,550	615,203
Proceeds from sale of mortgage-backed securities	22,775,148	11,815,848
Proceeds from the sale of U.S. Treasury securities	468,051	—
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	487,538	164,396
Net change in due from counterparties and collateral held payable on derivative instruments	(649)	(10,167)
Net cash provided by (used in) investing activities	2,845,711	(797,630)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,726	375,283
Redemption of preferred stock	—	(140,038)
Repurchase of preferred stock	(115,082)	—
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	(1)	—
Proceeds from repurchase agreements	51,685,864	71,066,670
Principal repayments of repurchase agreements	(54,786,407)	(70,421,571)
Net change in due from counterparties and collateral held payable on repurchase agreements	3,527	(2,311)
Payments of deferred costs	(350)	(575)
Payments of dividends	(111,459)	(96,618)
Net cash provided by (used in) financing activities	(3,285,182)	780,840
Net change in cash, cash equivalents and restricted cash	(312,687)	93,665
Cash, cash equivalents and restricted cash, beginning of period	577,052	392,584
Cash, cash equivalents and restricted cash, end of period	264,365	486,249
Supplement Disclosure of Cash Flow Information
Interest paid	31,616	8,283
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	(5,489)	1,663
Dividends declared not paid	22,979	28,057
Net change in investment related receivable (payable)	(416)	61
Offering costs not paid	144	351
Change in foreign currency translation adjustment on other investments	434	(164)

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
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at September 30, 2022 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	37,256	37,256
Non-Agency RMBS	7,604	7,604
Investments in unconsolidated ventures	3,475	3,475
Total	48,335	48,335
Refer to Note 4 - "Mortgage-Backed Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of September 30, 2022 and December 31, 2021.

September 30, 2022
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	4,451,986	(53,352)	4,398,634	(145,892)	4,252,742	4.65%
Agency-CMO (2)	416,292	(360,444)	55,848	3,541	59,389	8.54%
Non-Agency CMBS	38,652	(1,758)	36,894	362	37,256	8.51%
Non-Agency RMBS (3)(4)(5)	315,941	(307,772)	8,169	(565)	7,604	8.01%
Total	5,222,871	(723,326)	4,499,545	(142,554)	4,356,991	4.74%
(1)Period-end weighted average yield is based on amortized cost as of September 30, 2022 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 63.9% fixed rate, 35.2% variable rate, and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.2% of principal/notional balance, 42.7% of amortized cost and 26.3% of fair value.

December 31, 2021
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	7,514,229	246,183	7,760,412	(58,889)	7,701,523	2.07%
Agency-CMO (2)	235,216	(203,180)	32,036	(1,279)	30,757	6.47%
Non-Agency CMBS	61,427	(3,096)	58,331	4,578	62,909	8.63%
Non-Agency RMBS (3)(4)(5)	392,543	(383,591)	8,952	118	9,070	5.26%
Total	8,203,415	(343,684)	7,859,731	(55,472)	7,804,259	2.14%
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2022 and December 31, 2021. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of September 30, 2022 and December 31, 2021, approximately 99% of our MBS are accounted for under the fair value option.

	September 30, 2022			December 31, 2021
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	4,252,742	4,252,742	—	7,701,523	7,701,523
Agency-CMO	—	59,389	59,389	—	30,757	30,757
Non-Agency CMBS	37,256	—	37,256	62,909	—	62,909
Non-Agency RMBS	5,719	1,885	7,604	7,288	1,782	9,070
Total	42,975	4,314,016	4,356,991	70,197	7,734,062	7,804,259
The components of the carrying value of our MBS portfolio at September 30, 2022 and December 31, 2021 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $17.9 million at September 30, 2022 (December 31, 2021: $16.6 million).

	September 30, 2022
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	4,499,427	723,444	5,222,871
Unamortized premium	29,388	—	29,388
Unamortized discount	(88,604)	(664,110)	(752,714)
Gross unrealized gains (1)	2,931	4,790	7,721
Gross unrealized losses (1)	(147,542)	(2,733)	(150,275)
Fair value	4,295,600	61,391	4,356,991

	December 31, 2021
$ in thousands	MBS	Interest-Only Securities	Total
Principal/notional balance	7,584,812	618,603	8,203,415
Unamortized premium	250,771	—	250,771
Unamortized discount	(11,902)	(582,553)	(594,455)
Gross unrealized gains (1)	8,754	109	8,863
Gross unrealized losses (1)	(60,741)	(3,594)	(64,335)
Fair value	7,771,694	32,565	7,804,259
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2022 and 2021 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2022 and December 31, 2021.

$ in thousands	September 30, 2022	December 31, 2021
Less than one year	26,951	23,150
Greater than one year and less than five years	10,306	891,510
Greater than or equal to five years	4,319,734	6,889,599
Total	4,356,991	7,804,259

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.
September 30, 2022

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	4,040,618	(147,512)	40	—	—	—	4,040,618	(147,512)	40
Agency-CMO (1)	6,914	(798)	2	3,064	(451)	1	9,978	(1,249)	3
Non-Agency RMBS (2)	358	(30)	2	2,002	(1,484)	14	2,360	(1,514)	16
Total	4,047,890	(148,340)	44	5,066	(1,935)	15	4,052,956	(150,275)	59
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with a fair value of $1.8 million for which the fair value option has been elected. Such securities have unrealized losses of $1.5 million.

December 31, 2021

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	6,838,999	(60,741)	54	—	—	—	6,838,999	(60,741)	54
Agency-CMO (1)	21,810	(1,389)	5	—	—	—	21,810	(1,389)	5
Non-Agency RMBS (2)	767	(1,132)	5	1,042	(1,073)	9	1,809	(2,205)	14
Total	6,861,576	(63,262)	64	1,042	(1,073)	9	6,862,618	(64,335)	73
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

As of September 30, 2022 and December 31, 2021, we did not have an allowance for credit losses recorded on our condensed consolidated balance sheets. The following table presents a roll-forward of our allowance for credit losses.

Nine Months Ended September 30,
$ in thousands	2021
Beginning allowance for credit losses	(1,768)
Decrease to the allowance for credit losses on securities that had an allowance recorded in a previous period	1,768
Ending allowance for credit losses	—
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Gross realized gains on sale of MBS	—	3,096	5,348	3,297
Gross realized losses on sale of MBS	(120,418)	(7,547)	(979,792)	(242,601)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(140,590)	(13,825)	(81,593)	(35,933)
Net unrealized gains (losses) on commercial loan	171	1,446	134	(830)
Net realized gains (losses) on U.S. Treasury securities	—	—	(34,198)	—
Total gain (loss) on investments, net	(260,837)	(16,830)	(1,090,101)	(276,067)

The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three and nine months ended September 30, 2022 and 2021.
For the three months ended September 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	48,075	(355)	47,720
Non-Agency CMBS	485	328	813
Non-Agency RMBS	288	(139)	149
Other	376	—	376
Total	49,224	(166)	49,058
For the three months ended September 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	50,748	(9,548)	41,200
Non-Agency CMBS	761	480	1,241
Non-Agency RMBS	483	(273)	210
Other	6	—	6
Total	51,998	(9,341)	42,657

For the nine months ended September 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	135,600	(6,861)	128,739
Non-Agency CMBS	1,890	1,340	3,230
Non-Agency RMBS	928	(422)	506
U.S. Treasury securities	1,773	(41)	1,732
Other	482	—	482
Total	140,673	(5,984)	134,689
For the nine months ended September 30, 2021

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	150,306	(31,482)	118,824
Non-Agency CMBS	3,102	2,203	5,305
Non-Agency RMBS	1,574	(997)	577
Other	19	—	19
Total	155,001	(30,276)	124,725

Note 5 – Other Assets
The following table summarizes our other assets as of September 30, 2022 and December 31, 2021.

$ in thousands	September 30, 2022	December 31, 2021
Commercial loan, held-for-investment	23,649	23,515
Investments in unconsolidated ventures	3,475	12,476
Prepaid expenses and other assets	1,855	1,518
Total	28,979	37,509
Our commercial loan had a principal balance of $23.9 million as of September 30, 2022 and December 31, 2021 and a weighted average coupon rate of 11.06% as of September 30, 2022 and 8.60% as of December 31, 2021. We accounted for this loan under the fair value option and, accordingly, there were no capitalized origination costs or fees associated with the loan. We recorded unrealized gains of $171,000 and $134,000 on this loan in our condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively. We recorded unrealized gains of $1.4 million and unrealized losses of $830,000 on this loan during the three and nine months ended September 30, 2021, respectively. In September 2022, we extended the contractual maturity of our commercial loan to November 2022; however, the loan was repaid in full in October 2022.
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitments to these unconsolidated ventures.
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. The following tables summarize certain characteristics of our borrowings at September 30, 2022 and December 31, 2021. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	September 30, 2022
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	3,887,291	3.27%	60
Total Borrowings	3,887,291	3.27%	60

$ in thousands	December 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
	Amount	Interest	Maturity
	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	6,987,834	0.14%	29
Total Borrowings	6,987,834	0.14%	29
Repurchase Agreements
Our repurchase agreements bear interest at a contractually agreed upon rate. Agency RMBS repurchase agreements generally have maturities ranging from one to six months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2022.

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts and TBAs as of September 30, 2022 and December 31, 2021. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2022 and December 31, 2021, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2022	December 31, 2021
Repurchase Agreements:
Agency RMBS	4,043,370	7,326,175
Cash	—	3,527
Total repurchase agreements collateral pledged	4,043,370	7,329,702
Derivative Instruments:
Cash	4,837	4,458
Restricted cash	100,775	219,918
Total derivative instruments collateral pledged	105,612	224,376

Total collateral pledged:
Agency RMBS	4,043,370	7,326,175
Cash	4,837	7,985
Restricted cash	100,775	219,918
Total collateral pledged	4,148,982	7,554,078

	As of
Collateral Held	September 30, 2022	December 31, 2021
Repurchase Agreements:
Non-cash collateral	908	248
Total repurchase agreements collateral held	908	248
Derivative instruments:
Cash	10	280
Total derivative instruments collateral held	10	280

Total collateral held:
Cash	10	280
Non-cash collateral	908	248
Total collateral held	918	528

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 104% as of September 30, 2022 (December 31, 2021: 105%).
Interest Rate Swaps
As of September 30, 2022 and December 31, 2021, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange ("CME") and LCH Limited ("LCH") through a Futures Commission Merchant ("FCM"). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2022.

$ in thousands	Notional Amount as of December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2022
Interest Rate Swaps (1) (2)	8,050,000	9,575,000	(9,150,000)	8,475,000
Currency Forward Contracts	13,596	22,027	(33,955)	1,668
TBA Purchase Contracts	1,600,000	18,462,000	(19,922,000)	140,000
TBA Sale Contracts	—	(19,922,000)	19,922,000	—
Total	9,663,596	8,137,027	(9,183,955)	8,616,668
(1)Does not include interest rate swaps with forward start dates. See below for additional detail on our interest rate swaps with forward start dates.
(2)Notional amount as of September 30, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.7 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2021 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income ("AOCI") before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $4.9 million and $14.9 million as a decrease (September 30, 2021: $5.6 million and $16.4 million as a decrease) to interest expense for the three and nine months ended September 30, 2022, respectively. During the next 12 months, we estimate that $14.4 million will be reclassified as a decrease to interest expense, repurchase agreements. As of September 30, 2022, $15.3 million (December 31, 2021: $30.1 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and will be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of September 30, 2022 and December 31, 2021, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate ("SOFR") with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of September 30, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	2.98%	2.4
3 to 5 years	1,075,000	0.25%	2.98%	4.9
5 to 7 years	850,000	0.34%	2.98%	5.6
7 to 10 years	1,825,000	0.52%	2.98%	7.8
Greater than 10 years	500,000	1.92%	2.98%	19.5
Total	5,800,000	0.45%	2.98%	6.5

$ in thousands	As of December 31, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.05%	2.6
3 to 5 years	1,250,000	0.12%	0.05%	3.6
5 to 7 years	2,225,000	0.32%	0.05%	5.9
7 to 10 years	1,825,000	0.52%	0.05%	8.6
Total	6,300,000	0.30%	0.05%	5.7
As of September 30, 2022, we held $975.0 million notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2021: $1.3 billion). As of September 30, 2022, these interest rate swaps had a weighted average maturity of 16.7 years (December 31, 2021: 20.8 years) and a weighted average fixed pay rate of 0.89% (December 31, 2021: 0.99%).
As of September 30, 2022 and December 31, 2021, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding.

$ in thousands	As of September 30, 2022
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	250,000	2.98%	4.00%	0.6
3 to 5 years	600,000	2.98%	2.73%	4.2
5 to 7 years	1,125,000	2.98%	2.66%	6.3
7 to 10 years	325,000	2.98%	2.61%	9.1
Greater than 10 years	375,000	2.98%	2.67%	29.8
Total	2,675,000	2.98%	2.80%	8.9

$ in thousands	As of December 31, 2021
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.05%	0.77%	2.6
5 to 7 years	500,000	0.05%	1.26%	6.9
7 to 10 years	250,000	0.05%	1.27%	10.0
Total	1,750,000	0.05%	0.98%	4.9
As of September 30, 2022, we held $275.0 million notional amount of interest rate swaps with forward start dates that will pay floating interest based on SOFR. As of September 30, 2022, these interest rate swaps had a weighted average maturity of 16.3 years and a weighted average fixed receive rate of 2.63%. We did not hold any such interest rate swaps as of December 31, 2021.
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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. As of September 30, 2022, we had $1.7 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of September 30, 2022 and December 31, 2021.

$ in thousands	As of September 30, 2022
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	140,000	142,842	139,147	(3,695)

$ in thousands	As of December 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	1,600,000	1,636,906	1,633,955	(2,951)

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of September 30, 2022	As of December 31, 2021		As of September 30, 2022	As of December 31, 2021
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	11,161	—	Interest Rate Swaps Liability	—	11,405
Currency Forward Contracts	66	270	Currency Forward Contracts	—	—
TBAs	—	—	TBAs	3,695	2,951
Total Derivative Assets	11,227	270	Total Derivative Liabilities	3,695	14,356
The following tables summarize the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

$ in thousands	Three Months Ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	71,862	30,145	36,930	138,937
Currency Forward Contracts	187	—	14	201
TBAs	(9,172)	—	3,583	(5,589)
Total	62,877	30,145	40,527	133,549

$ in thousands	Three Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	22,663	(4,175)	11,997	30,485
Currency Forward Contracts	610	—	(266)	344
TBAs	14,820	—	(10,367)	4,453
Total	38,093	(4,175)	1,364	35,282

$ in thousands	Nine Months Ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	625,084	44,995	22,565	692,644
Currency Forward Contracts	866	—	(204)	662
TBAs	(138,412)	—	(743)	(139,155)
Total	487,538	44,995	21,618	554,151

$ in thousands	Nine Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	183,825	(13,296)	292	170,821
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	58	—	847	905
TBAs	(18,934)	—	(16,280)	(35,214)
Total	164,396	(13,296)	(15,141)	135,959

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $11.2 million at September 30, 2022 (December 31, 2021: liability of $11.4 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of September 30, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	66	—	66	—	(10)	56
Total Assets	66	—	66	—	(10)	56

Liabilities
Derivatives (1) (2)	(3,695)	—	(3,695)	—	3,617	(78)
Repurchase Agreements (3)	(3,887,291)	—	(3,887,291)	3,887,291	—	—
Total Liabilities	(3,890,986)	—	(3,890,986)	3,887,291	3,617	(78)
As of December 31, 2021

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	270	—	270	—	(270)	—
Total Assets	270	—	270	—	(270)	—

Liabilities
Derivatives (1) (2)	(2,951)	—	(2,951)	—	2,951	—
Repurchase Agreements (3)	(6,987,834)	—	(6,987,834)	6,987,834	—	—
Total Liabilities	(6,990,785)	—	(6,990,785)	6,987,834	2,951	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $105.6 million and $224.4 million as of September 30, 2022 and December 31, 2021, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held cash collateral on our derivatives of $10,000 and $280,000 as of September 30, 2022 and December 31, 2021, respectively.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $4.0 billion and $7.3 billion at September 30, 2022 and December 31, 2021, respectively. We pledged no cash collateral and $3.5 million of cash collateral under repurchase agreements as of September 30, 2022 and December 31, 2021, respectively. We did not hold any cash collateral under repurchase agreements as of September 30, 2022 or December 31, 2021.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3 (2)	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,356,991	—	—	4,356,991
Derivative assets	—	11,227	—	—	11,227
Other assets	—	—	23,649	3,475	27,124
Total assets	—	4,368,218	23,649	3,475	4,395,342
Liabilities:
Derivative liabilities	—	3,695	—	—	3,695
Total liabilities	—	3,695	—	—	3,695

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3 (2)	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,804,259	—	—	7,804,259
Derivative assets	—	270	—	—	270
Other assets	—	—	23,515	12,476	35,991
Total assets	—	7,804,529	23,515	12,476	7,840,520
Liabilities:
Derivative liabilities	—	14,356	—	—	14,356
Total liabilities	—	14,356	—	—	14,356
(1)For more detail about the fair value of our MBS, refer to Note 4 - "Mortgage-Backed Securities."
(2)Amounts reflect our commercial loan investment for which we have elected the fair value option and valued using a third party appraisal.
(3)Investments in unconsolidated ventures are valued using the net asset value ("NAV") as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of September 30, 2022 and December 31, 2021, our unconsolidated ventures were in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.

The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial loan investment, which we have valued utilizing Level 3 inputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Beginning balance	23,478	20,822	23,515	23,098
Unrealized gains (losses)	171	1,446	134	(830)
Ending balance	23,649	22,268	23,649	22,268
Unrealized gains and losses on our commercial loan investment are included in gain (loss) on investments, net in our condensed consolidated statements of operations.
The following table summarizes the significant unobservable input used in the fair value measurement of our commercial loan.

	Fair Value at	Valuation	Unobservable
$ in thousands	September 30, 2022	Technique	Input	Rate
Commercial Loan	23,649	Discounted Cash Flow	Discount rate	20.6%

	Fair Value at	Valuation	Unobservable
$ in thousands	December 31, 2021	Technique	Input	Rate
Commercial Loan	23,515	Discounted Cash Flow	Discount rate	18.8%
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	3,887,291	3,885,463	6,987,834	6,987,806
Total	3,887,291	3,885,463	6,987,834	6,987,806
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three and nine months ended September 30, 2022, we reimbursed our Manager $375,000 and $1.1 million, respectively (September 30, 2021: $287,000 and $846,000, respectively) for costs of support personnel.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Incurred costs, prepaid or expensed	3,060	2,724	6,417	5,577
Incurred costs, charged against equity as a cost of raising capital	—	254	217	646
Total incurred costs, originally paid by our Manager	3,060	2,978	6,634	6,223
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
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 shares and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 3,063,389 shares and 3,683,530 shares of Series C Preferred Stock, respectively. As of September 30, 2022, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
As of September 30, 2022, we may sell up to 3,358,793 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three and nine months ended September 30, 2022, we sold 2,327,805 shares of common stock under our equity distribution agreement for proceeds of $38.6 million, net of approximately $603,000 in commissions and fees. During the three months ended September 30, 2021, we sold 2,206,000 shares of common stock under an equity distribution agreement for proceeds of $67.5 million, net of approximately $1.0 million in commissions and fees. During the nine months ended September 30, 2021, we sold 3,761,000 shares of common stock under an equity distribution agreement for proceeds of $125.4 million, net of approximately $1.8 million in commissions and fees.
During the three and nine months ended September 30, 2022 and 2021, we did not repurchase any shares of our common stock. As of September 30, 2022, we had authority to purchase 1,816,398 shares of our common stock through our common stock share repurchase program.
In May 2022, we granted 32,571 restricted shares of common stock to our independent directors. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and AOCI for the three and nine months ended September 30, 2022 and 2021. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended September 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(1,243)	—	(1,243)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,855)	(4,855)
Currency translation adjustments on investment in unconsolidated venture	(141)	—	—	(141)
Total other comprehensive income (loss)	(141)	(1,243)	(4,855)	(6,239)

AOCI balance at beginning of period	131	2,503	20,115	22,749
Total other comprehensive income (loss)	(141)	(1,243)	(4,855)	(6,239)
AOCI balance at end of period	(10)	1,260	15,260	16,510

	Three Months Ended September 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(473)	—	(473)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,601)	(5,601)
Currency translation adjustments on investment in unconsolidated venture	187	—	—	187
Total other comprehensive income (loss)	187	(473)	(5,601)	(5,887)

AOCI balance at beginning of period	476	8,129	41,316	49,921
Total other comprehensive income (loss)	187	(473)	(5,601)	(5,887)
AOCI balance at end of period	663	7,656	35,715	44,034

	Nine Months Ended September 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(5,489)	—	(5,489)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(14,853)	(14,853)
Currency translation adjustments on investment in unconsolidated venture	(434)	—	—	(434)
Total other comprehensive income (loss)	(434)	(5,489)	(14,853)	(20,776)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(434)	(5,489)	(14,853)	(20,776)
AOCI balance at end of period	(10)	1,260	15,260	16,510

	Nine Months Ended September 30, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	1,663	—	1,663
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(16,398)	(16,398)
Currency translation adjustments on investment in unconsolidated venture	164	—	—	164
Total other comprehensive income (loss)	164	1,663	(16,398)	(14,571)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	164	1,663	(16,398)	(14,571)
AOCI balance at end of period	663	7,656	35,715	44,034
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the nine months ended September 30, 2022 and 2021. Dividends declared per share on our common stock have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

$ in thousands, except per share amounts	Dividends Declared
Series A Preferred Stock	Per Share	In Aggregate	Date of Payment
2021 (1)
February 19, 2021	0.4844	2,713	April 26, 2021
(1)On June 16, 2021, we paid a final dividend of $0.2691 per share ($1.5 million in aggregate) in connection with the redemption of our Series A Preferred Stock.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
August 2, 2022	0.4844	2,198	September 27, 2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022
2021
August 3, 2021	0.4844	3,003	September 27, 2021
May 4, 2021	0.4844	3,004	June 28, 2021
February 19, 2021	0.4844	3,003	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
August 2, 2022	0.46875	3,664	September 27, 2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022
2021
August 3, 2021	0.46875	5,391	September 27, 2021
May 4, 2021	0.46875	5,390	June 28, 2021
February 19, 2021	0.46875	5,391	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2022
September 28, 2022	0.65	22,979	October 27, 2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022
2021
September 28, 2021	0.90	28,057	October 26, 2021
June 23, 2021	0.90	26,071	July 27, 2021
March 26, 2021	0.90	22,176	April 27, 2021

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 is computed as shown in the table below. Common share amounts and earnings (loss) per share have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2022	2021	2022	2021
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(94,602)	49,286	(447,562)	(59,436)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	34,051	29,720	33,346	26,070
Effect of dilutive securities:
Restricted stock awards	—	1	—	—
Dilutive Shares	34,051	29,721	33,346	26,070
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(2.78)	1.66	(13.42)	(2.28)
Diluted	(2.78)	1.66	(13.42)	(2.28)
The following potential weighted average common shares were excluded from diluted earnings per share for three and nine months ended September 30, 2022 as the effect would be antidilutive: 1,127 and 1,248 for restricted stock awards, respectively (1,582 for restricted stock awards for nine months ended September 30, 2021).
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2022 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invested in the partnerships as a limited partner. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.0 million in additional capital to cover future expenses should they occur.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on November 1, 2022: a Series B Preferred Stock dividend of $0.4844 per share payable on December 27, 2022 to our stockholders of record as of December 5, 2022 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 27, 2022 to our stockholders of record as of December 5, 2022.
Commercial Loan
In October 2022, our commercial loan with a principal balance of $23.9 million was repaid in full.

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
•our projected operating results;
•general volatility of financial market, increases in inflation and the effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies including those in response to the COVID-19 pandemic, mortgage loan forbearance and modification programs, interest rate fluctuations, actions and initiatives of foreign governmental agencies and central banks, monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio and our ability to respond to and comply with such actions, initiatives and changes;
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
Market Conditions
Macroeconomic factors that affect our business include interest rates, spread premiums, governmental policy initiatives, residential and commercial real estate prices, credit availability, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Financial conditions tightened further during the third quarter as the Federal Reserve’s Open Market Committee (“FOMC”) increased the Federal Funds rate twice, by a total of 150 basis points, in response to inflation levels that persist at multi-decade highs. Once again, equity markets declined, credit spreads widened and volatility increased from already elevated levels as recession fears increased and the market priced in a more aggressive pace of tightening by the Federal Reserve. Interest rates were higher across the yield curve, with shorter dated maturities increasing more than longer dated maturities. Equity markets ended the third quarter lower, as the S&P 500 lost 5.3% while the NASDAQ lost 4.1%. The employment picture remained a bright spot during the quarter, as gains in non-farm payrolls averaged 372,000 per month, and the unemployment rate decreased slightly to 3.5%. Consumer activity was mixed with consumer confidence measures remaining close to their recent lows as the impact of higher prices took hold, while spending and retail sales levels were relatively flat.
The FOMC increased the Federal Funds target rate to a range of 3.00% to 3.25% as of quarter-end, and continued to signal more rate hikes to come. The Federal Funds futures market reflected further hikes of as much as 1.50% to 1.75% by mid-2023. During the quarter, the yield on the 2 year Treasury note increased 133 basis points to 4.28%, the yield on the 5 year Treasury increased 105 basis points to 4.09% and the yield on the 10 year Treasury ended the quarter at 3.83%, up 82 basis points. After ending the second quarter at a 40-year high of 9.1%, the consumer price index ("CPI") moderated slightly during the third quarter, ending at 8.2%. The CPI excluding food and energy ended the quarter at 6.6%, accelerating past the 5.9% rate at the end of last quarter. Commodity prices fell during the quarter, reflecting increased market expectations that the global economy is likely to slow materially in the coming quarters. West Texas Intermediate crude fell by 18.7%, while the Commodity Research Bureau commodity index fell by 7.9%. Despite the elevated inflation numbers, breakeven rates on inflation-protected Treasuries reflected the belief that the Federal Reserve will prevail in reducing inflation below current levels. The inflation rate implied by 2 year U.S. Treasury inflation-protected securities ended the quarter at 1.98%, down from 3.29% last quarter, while the 5 year breakeven rate fell from 2.62% to 2.16%.

During the third quarter, the Agency RMBS sector sharply underperformed interest rate hedges as the excess return for the Bloomberg US MBS Index was (1.69%), the worst quarter of relative returns in over a decade. The index has performed poorly for four consecutive quarters, and the drivers have largely remained the same: rapidly evolving monetary policy, sharply higher interest rates, escalating/elevated volatility, poor liquidity and a general risk off tone in financial markets. When combined with the results of the previous three quarters, the index posted the worst relative performance in consecutive quarters and the worst 9 and 12 month periods on record. While valuations on Agency RMBS have reached historically attractive levels, we remain cautious on the sector as an unstable investment environment persists given the uncertain path of monetary policy and continuing geopolitical risks.
CMBS risk premiums increased in the third quarter due to higher inflation, increased interest rate volatility and the continued removal of accommodative monetary policy. Over the last year, U.S. commercial real estate rental rates and valuations have notably improved across most property types and geographic regions. While commercial mortgage loan delinquencies remained elevated across many property types, they are materially lower than COVID-19 peak levels. The lodging and retail sectors have experienced the highest level of loan delinquencies due to travel restrictions and a severe slowdown in business. Office, multi-family and industrial property sectors continue to post relatively lower delinquency levels. Loans secured by office properties have benefited from long-term tenant leases and industrial warehouse properties have benefited from growing online shopping, as online retailers have demanded more space to support their fulfillment process. Despite these positives, we expect fundamental improvement to moderate as the pace of positive net absorption slows and lending conditions tighten.
The housing market staged a robust recovery following the onset of the COVID-19 pandemic, driven in part by low mortgage rates and tight supply conditions. Demographic trends and changes in housing preferences shaped by the pandemic also contributed to demand, especially for single family homes. This strength was reflected in rapid home price appreciation, which has moderated in recent months as affordability declined to historically low levels following the swift rise in mortgage rates. After reversing much of the credit spread widening that occurred in March 2020, residential mortgage-backed securities valuations have been negatively impacted by challenging market conditions and increased macroeconomic volatility over the past several quarters.

Investment Activities
The table below shows the composition of our investment portfolio as of September 30, 2022, December 31, 2021 and September 30, 2021:

	As of
$ in thousands	September 30, 2022	December 31, 2021	September 30, 2021
Agency RMBS:
30 year fixed-rate, at fair value	4,252,742	7,701,523	8,725,908
Agency CMO, at fair value	59,389	30,757	29,103
Non-Agency CMBS, at fair value	37,256	62,909	63,783
Non-Agency RMBS, at fair value	7,604	9,070	9,208
Commercial loan, at fair value	23,649	23,515	22,268
Investments in unconsolidated ventures	3,475	12,476	12,426
Subtotal	4,384,115	7,840,250	8,862,696
TBAs, at implied cost basis (1)	142,842	1,636,906	1,552,969
Total investment portfolio, including TBAs	4,526,957	9,477,156	10,415,665
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
We sold $22.8 billion and purchased $20.7 billion of Agency RMBS during the nine months ended September 30, 2022 primarily to rotate into higher yielding securities, in some cases changing coupon rates or the type of specified pool collateral. Purchases were primarily funded with proceeds from the sales and paydowns of securities.
As of September 30, 2022, our holdings of 30 year fixed-rate Agency RMBS represented approximately 94% of our total investment portfolio, including TBAs, versus 81% as of December 31, 2021 and 84% as of September 30, 2021. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2022, December 31, 2021 and September 30, 2021 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	September 30, 2022		December 31, 2021		September 30, 2021
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
2.0%	—	—%	2,408,404	31.3%	3,829,453	43.9%
2.5%	—	—%	2,877,568	37.3%	2,453,797	28.1%
3.0%	201,298	4.7%	2,178,476	28.3%	2,190,944	25.1%
3.5%	—	—%	237,075	3.1%	251,714	2.9%
4.0%	855,876	20.2%	—	—%	—	—%
4.5%	1,548,557	36.4%	—	—%	—	—%
5.0%	1,486,108	34.9%	—	—%	—	—%
5.5%	160,903	3.8%	—	—%	—	—%
Total 30 year fixed-rate Agency RMBS	4,252,742	100.0%	7,701,523	100.0%	8,725,908	100.0%
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

We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of September 30, 2022, the implied cost basis of TBAs represented approximately 3% of our total investment portfolio versus 17% as of December 31, 2021 and 15% as of September 30, 2021. As of September 30, 2022, our investments consist of 30-year Agency RMBS TBAs with coupons of 5.5% in conventional collateral. We decreased the allocation to TBAs as implied financing rates in the Agency RMBS TBA dollar roll market increased more than those available in the repurchase market for most coupons. We maintained a modest allocation to TBAs as implied financing rates in the dollar roll market for higher coupons continue to be below those available in the repurchase market as the sharp rise in mortgage rates have led to a supply and demand imbalance in new production. We anticipate this benefit to diminish in the coming quarters as the imbalance decreases due to an increase in production of higher coupon Agency RMBS.
As of September 30, 2022; December 31, 2021 and September 30, 2021 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that were rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2022. Approximately 71% of non-Agency CMBS were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2022.
As of September 30, 2022; December 31, 2021 and September 30, 2021, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of September 30, 2022; December 31, 2021 and September 30, 2021, we held an investment in a commercial real estate mezzanine loan. As of September 30, 2022, the commercial loan had a loan-to-value ratio of approximately 68%. The loan was repaid in full in October 2022.
As of September 30, 2022; December 31, 2021 and September 30, 2021, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.0 million in additional capital to cover future expenses should they occur.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2021	7,873,798	7,846,536	7,886,360
December 31, 2021	6,987,834	7,442,784	7,776,070
March 31, 2022	5,837,420	6,218,445	6,636,913
June 30, 2022	3,262,530	4,059,917	4,902,191
September 30, 2022	3,887,291	3,907,505	4,165,996
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2022, we terminated existing interest rate swaps with a notional amount of $9.2 billion and entered into new interest rate swaps with a notional amount of $9.6 billion, excluding interest rate swaps with forward start dates, as part of our overall risk management strategy. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We realized a net gain of $625.1 million on interest rate swaps during the nine months ended September 30, 2022 primarily due to rising interest rates.
We enter into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. As of September 30, 2022, we had €1.6 million or $1.7 million (December 31, 2021: €11.7 million or $13.6 million) of notional amount of forward contracts denominated in Euro related to our investment in an unconsolidated venture. During the nine months ended September 30, 2022, we settled currency forward contracts of €29.9 million or $34.0 million (September 30, 2021: €56.5 million or $68.0 million) in notional amount and realized a net gain of $866,000 (September 30, 2021: $58,000 net gain).
Capital Activities
As of September 30, 2022, we may sell up to 3,358,793 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three and nine months ended September 30, 2022, we sold 2,327,805 shares of common stock under our equity distribution agreement for proceeds of $38.6 million, net of approximately $603,000 in commissions and fees. During the three months ended September 30, 2021, we sold shares 2,206,000 of common stock under an equity distribution agreement for proceeds of $67.5 million, net of approximately $1.0 million in commissions and fees. During the nine months ended September 30, 2021, we sold 3,761,000 shares of common stock under an equity distribution agreement for proceeds of $125.4 million, net of approximately $1.8 million in commissions and fees.
For information on dividends declared during the nine months ended September 30, 2022 and 2021, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the nine months ended September 30, 2022, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 shares and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 3,063,389 shares and 3,683,530 shares of Series C Preferred Stock, respectively. As of September 30, 2022, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022. For all periods presented, all per common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	September 30, 2022	December 31, 2021
Numerator (adjusted equity):
Total equity	761,209	1,402,135
Less: Liquidation preference of Series B Preferred Stock	(113,441)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(195,412)	(287,500)
Total adjusted equity	452,356	959,635

Denominator (number of shares):
Common stock outstanding	35,352	32,987

Book value per common share	12.80	29.09
Our book value per common share decreased 56.0% as of September 30, 2022 compared to December 31, 2021 as the end of asset purchases by the Federal Reserve in March and escalating inflationary pressures led to increased expectations for tighter monetary policy and elevated market volatility. Agency RMBS valuations were sharply lower for the third consecutive quarter, resulting in the sector’s worst nine-month performance on record. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2021.
Recent Accounting Standards
None.

Results of Operations
The table below presents certain information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2022	2021	2022	2021
Interest income
Mortgage-backed and other securities	49,058	42,657	134,689	124,725
Commercial loan	670	525	1,768	1,621
Total interest income	49,728	43,182	136,457	126,346
Interest expense
Repurchase agreements (1)	18,008	(3,272)	19,359	(8,109)
Total interest expense	18,008	(3,272)	19,359	(8,109)
Net interest income	31,720	46,454	117,098	134,455
Other income (loss)
Gain (loss) on investments, net	(260,837)	(16,830)	(1,090,101)	(276,067)
(Increase) decrease in provision for credit losses	—	—	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(6)	344	(287)	581
Gain (loss) on derivative instruments, net	133,549	35,282	554,151	135,959
Other investment income (loss), net	—	1	44	1
Total other income (loss)	(127,294)	18,797	(536,193)	(137,758)
Expenses
Management fee – related party	3,836	5,432	13,729	15,771
General and administrative	2,018	2,139	6,561	6,279
Total expenses	5,854	7,571	20,290	22,050
Net income (loss)	(101,428)	57,680	(439,385)	(25,353)
Dividends to preferred stockholders	(5,862)	(8,394)	(22,356)	(29,401)
Gain on repurchase and retirement of preferred stock	12,688	—	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	—	(4,682)
Net income (loss) attributable to common stockholders	(94,602)	49,286	(447,562)	(59,436)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(2.78)	1.66	(13.42)	(2.28)
Diluted	(2.78)	1.66	(13.42)	(2.28)
Weighted average number of shares of common stock:
Basic	34,050,718	29,719,628	33,345,920	26,069,862
Diluted	34,050,718	29,721,306	33,345,920	26,069,862
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

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Average earning assets (1)	4,568,855	8,713,515	5,403,538	8,955,315
Average earning asset yields (2)	4.35%	1.98%	3.37%	1.88%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $4.6 billion for the three months ended September 30, 2022 (September 30, 2021: $8.7 billion) and $5.4 billion for the nine months ended September 30, 2022 (September 30, 2021: $9.0 billion). Average earning assets decreased for the three and nine months ended September 30, 2022 compared to 2021 as we reduced the size of our investment portfolio given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Average earning asset yields increased for the three and nine months ended September 30, 2022 compared to 2021 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $49.7 million and $136.5 million for the three and nine months ended September 30, 2022, respectively (September 30, 2021: $43.2 million and $126.3 million). Our interest income includes coupon interest and net (premium amortization) discount accretion on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Interest Income
Mortgage-backed and other securities - coupon interest	49,224	51,998	140,673	155,001
Mortgage-backed and other securities - net (premium amortization) discount accretion	(166)	(9,341)	(5,984)	(30,276)
Mortgage-backed and other securities - interest income	49,058	42,657	134,689	124,725
Commercial loan	670	525	1,768	1,621
Total interest income	49,728	43,182	136,457	126,346
Mortgage-backed and other securities interest income increased $6.4 million and $10.0 million for the three and nine months ended September 30, 2022, respectively, compared to 2021 despite lower average earning assets due to a 237 and 149 basis point increase in average earning asset yields, respectively. Interest income on our commercial loan increased during the three and nine months ended September 30, 2022 compared to 2021 due to higher interest rates.
Prepayment Speeds
Our RMBS portfolio is subject to prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Expected future prepayment speeds are estimated on a quarterly basis. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. In an environment of rising interest rates, prepayment speeds will generally decrease as homeowners are not as incentivized to refinance. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.

The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Agency RMBS	(355)	(9,548)	(6,861)	(31,482)
Non-Agency CMBS	328	480	1,340	2,203
Non-Agency RMBS	(139)	(273)	(422)	(997)
U.S. Treasury Securities	—	—	(41)	—
Net (premium amortization) discount accretion	(166)	(9,341)	(5,984)	(30,276)
Net premium amortization was $166,000 for the three months ended September 30, 2022 compared to net premium amortization of $9.3 million for the same period in 2021. Net premium amortization decreased $24.3 million for the nine months ended September 30, 2022 compared to the same period 2021. The decrease in premium amortization for the three and nine months ended September 30, 2022 compared to 2021 was primarily the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents the components of interest expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Interest Expense
Interest expense on repurchase agreement borrowings	22,863	2,329	34,212	8,289
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,855)	(5,601)	(14,853)	(16,398)
Repurchase agreements interest expense	18,008	(3,272)	19,359	(8,109)
Total interest expense	18,008	(3,272)	19,359	(8,109)
Our repurchase agreements interest expense, which equals our total interest expense, increased $21.3 million and $27.5 million for the three and nine months ended September 30, 2022, respectively, compared to 2021 as the Federal Reserve raised the Federal Funds target rate.
Our repurchase agreements interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.9 million and $14.9 million during the three and nine months ended September 30, 2022, respectively, and $5.6 million and $16.4 million during the three and nine months ended September 30, 2021, respectively. Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. During the next twelve months, we estimate that $14.4 million of net deferred gains on de-designated interest rate swaps will be reclassified from other comprehensive income and recorded as a decrease to interest expense.

The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Total average borrowings (1)	3,907,724	7,846,240	4,720,478	8,044,655
Maximum borrowings during the period (2)	4,165,996	7,886,360	6,636,913	8,708,686
Cost of funds (3)	1.84%	(0.17)%	0.55%	(0.13)%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $3.9 billion and $3.3 billion in the three and nine months ended September 30, 2022, respectively, compared to 2021 as we reduced the size of our investment portfolio and related repurchase agreement borrowings given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Our average cost of funds increased 201 and 68 basis points for the three and nine months ended September 30, 2022, respectively, compared to 2021 as the Federal Reserve raised the Federal Funds target rate.
Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Interest Income
Mortgage-backed and other securities	49,058	42,657	134,689	124,725
Commercial loan	670	525	1,768	1,621
Total interest income	49,728	43,182	136,457	126,346
Interest Expense
Interest expense on repurchase agreement borrowings	22,863	2,329	34,212	8,289
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,855)	(5,601)	(14,853)	(16,398)
Repurchase agreements interest expense	18,008	(3,272)	19,359	(8,109)
Total interest expense	18,008	(3,272)	19,359	(8,109)
Net interest income	31,720	46,454	117,098	134,455
Net interest rate margin	2.51%	2.15%	2.82%	2.01%
Our net interest income, which equals interest income less interest expense, totaled $31.7 million and $117.1 million for the three and nine months ended September 30, 2022, respectively (September 30, 2021: $46.5 million and $134.5 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.51% and 2.82% for the three and nine months ended September 30, 2022, respectively (September 30, 2021: 2.15% and 2.01%). The decrease in net interest income for the three and nine months ended September 30, 2022 compared to 2021 was primarily due to higher interest expense as the Federal Reserve raised the Federal Funds target rate. The increase in net interest rate margin for the three and nine months ended September 30, 2022 compared to 2021 was primarily due to our rotation into higher yielding Agency RMBS, which was partially offset by higher interest rates on our borrowings.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Net realized gains (losses) on sale of MBS	(120,418)	(4,451)	(974,444)	(239,304)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(140,590)	(13,825)	(81,593)	(35,933)
Net unrealized gains (losses) on commercial loan	171	1,446	134	(830)
Net realized gains (losses) on U.S. Treasury securities	—	—	(34,198)	—
Total gain (loss) on investments, net	(260,837)	(16,830)	(1,090,101)	(276,067)
During the three and nine months ended September 30, 2022, we sold MBS and realized net losses of $120.4 million and $974.4 million, respectively (September 30, 2021: net losses of $4.5 million and $239.3 million). Realized net losses during the three and nine months ended September 30, 2022 and 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2022, $4.3 billion (December 31, 2021: $7.7 billion) or 99% (December 31, 2021: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $140.6 million and $81.6 million in the three and nine months ended September 30, 2022, respectively, compared to net unrealized losses of $13.8 million and $35.9 million in the three and nine months ended September 30, 2021, respectively. Net unrealized losses in the three and nine months ended September 30, 2022 and 2021 reflect wider interest rate spreads on our Agency assets.
We recorded unrealized gains of $171,000 and $134,000 on our commercial loan in the three and nine months ended September 30, 2022, respectively, compared to an unrealized gain of $1.4 million and an unrealized loss of $830,000 in the three and nine months ended September 30, 2021, respectively. We value our commercial loan based upon a valuation from an independent pricing service.
We recorded net realized losses of $34.2 million on U.S. Treasury securities in the nine months ended September 30, 2022 due to rising interest rates. We did not hold any U.S. Treasury securities during the three and nine months ended September 30, 2021.
(Increase) Decrease in Provision for Credit Losses
As of September 30, 2022, $43.0 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2021: $70.2 million). We did not record any provisions for credit losses during the three and nine months ended September 30, 2022. We recorded a $1.8 million decrease in the provision for credit losses on a single non-Agency CMBS during the nine months ended September 30, 2021 because the security fully repaid in June 2021.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and nine months ended September 30, 2022, we recorded equity in losses of unconsolidated ventures of $6,000 and $287,000, respectively (September 30, 2021: equity in earnings of $344,000 and $581,000). Earnings and losses of unconsolidated ventures are driven by the underlying portfolio investments.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	71,862	30,145	36,930	138,937
Currency Forward Contracts	187	—	14	201
TBAs	(9,172)	—	3,583	(5,589)
Total	62,877	30,145	40,527	133,549

$ in thousands	Three months ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	22,663	(4,175)	11,997	30,485
Currency Forward Contracts	610	—	(266)	344
TBAs	14,820	—	(10,367)	4,453
Total	38,093	(4,175)	1,364	35,282

$ in thousands	Nine Months Ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	625,084	44,995	22,565	692,644
Currency Forward Contracts	866	—	(204)	662
TBAs	(138,412)	—	(743)	(139,155)
Total	487,538	44,995	21,618	554,151

$ in thousands	Nine Months Ended September 30, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	183,825	(13,296)	292	170,821
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	58	—	847	905
TBAs	(18,934)	—	(16,280)	(35,214)
Total	164,396	(13,296)	(15,141)	135,959
During the nine months ended September 30, 2022, we terminated existing interest rate swaps with a notional amount of $9.2 billion and entered into new interest rate swaps with a notional amount of $9.6 billion, excluding interest rate swaps with forward start dates. We realized net gains of $71.9 million and $625.1 million for the three and nine months ended September 30, 2022, respectively, and $22.7 million and $183.8 million for the three and nine months ended September 30, 2021, respectively, on interest rate swaps due to rising interest rates.
As of September 30, 2022, we had $3.9 billion of repurchase agreement borrowings with a weighted average remaining maturity of 60 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We primarily use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of September 30, 2022 and December 31, 2021, we held interest rate swaps whereby we receive floating interest based upon SOFR as shown in the table below.

$ in thousands	As of September 30, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	5,800,000	0.45%	2.98%	6.5	6,300,000	0.30%	0.05%	5.7
(1)Excludes $975.0 million notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2021: $1.3 billion).
As of September 30, 2022 and December 31, 2021, we held interest rate swaps whereby we pay floating interest based upon SOFR as shown in the table below.

$ in thousands	As of September 30, 2022				As of December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	2,675,000	2.98%	2.80%	8.9	1,750,000	0.05%	0.98%	4.9
(1)Excludes $275.0 million notional amount of interest rate swaps with forward start dates that will pay floating interest based on SOFR (December 31, 2021: none).
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of September 30, 2022, we had $1.7 million (December 31, 2021: $13.6 million) of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in Euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of September 30, 2022, we had $140.0 million notional amount of TBAs (December 31, 2021: $1.6 billion). We recorded $5.6 million and $139.2 million of net realized and unrealized losses on TBAs during the three and nine months ended September 30, 2022, respectively. We recorded $4.5 million of net realized and unrealized gains and $35.2 million of net realized and unrealized losses on TBAs during the three and nine months ended September 30, 2021, respectively. Net realized and unrealized losses on TBAs for the three and nine months ended September 30, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS. Net realized and unrealized losses for the nine months ended September 30, 2021 primarily reflect a sharp increase in mortgage rates during the first quarter of 2021.
Other Investment Income (Loss), net
Our other investment income (loss), net during the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 consisted of foreign currency transaction gains and losses.
Expenses
We incurred management fees of $3.8 million and $13.7 million for the three and nine months ended September 30, 2022, respectively (September 30, 2021: $5.4 million and $15.8 million). Management fees decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.0 million and $6.6 million for the three and nine months ended September 30, 2022, respectively (September 30, 2021: $2.1 million and $6.3 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 shares and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 3,063,389 shares and 3,683,530 shares of Series C Preferred Stock, respectively. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $12.7 million and $14.2 million during the three and nine months ended September 30, 2022, respectively.
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
Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2022, our net loss attributable to common stockholders was $94.6 million (September 30, 2021: $49.3 million net income attributable to common stockholders) or $2.78 basic and diluted net loss per average share available to common stockholders (September 30, 2021: $1.66 basic and diluted net income per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $260.8 million in the 2022 period compared to $16.8 million in the 2021 period; (ii) net gains on derivative instruments of $133.5 million in the 2022 period compared to $35.3 million in the 2021 period; (iii) a $14.7 million decrease in net interest income; and (iv) a gain on repurchase and retirement of preferred stock of $12.7 million in 2022.
For the nine months ended September 30, 2022, our net loss attributable to common stockholders was $447.6 million (September 30, 2021: $59.4 million net loss attributable to common stockholders) or $13.42 basic and diluted net loss per average share available to common stockholders (September 30, 2021: $2.28 basic and diluted net loss per average share available to common stockholders). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $1.1 billion in the 2022 period compared to $276.1 million in the 2021 period; (ii) net gains on derivative instruments of $554.2 million in the 2022 period compared to $136.0 million in the 2021 period; (iii) a $17.4 million decrease in net interest income; and (iv) a gain on repurchase and retirement of preferred stock of $14.2 million in 2022.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, net changes in net interest income and gains of repurchase and retirement of preferred stock, see preceding discussion under “Gain (Loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net”, “Net Interest Income” and “Gain on Repurchase and Retirement of Preferred Stock”.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	(94,602)	49,286	(447,562)	(59,436)
Adjustments:
(Gain) loss on investments, net	260,837	16,830	1,090,101	276,067
Realized (gain) loss on derivative instruments, net (1)	(62,877)	(38,093)	(487,538)	(164,396)
Unrealized (gain) loss on derivative instruments, net (1)	(40,527)	(1,364)	(21,618)	15,141
TBA dollar roll income (2)	2,159	9,316	27,415	29,541
Gain on repurchase and retirement of preferred stock	(12,688)	—	(14,179)	—
(Gain) loss on foreign currency transactions, net (3)	—	(1)	(44)	(1)
Amortization of net deferred (gain) loss on de-designated interest rate swaps(4)	(4,855)	(5,601)	(14,853)	(16,398)
Subtotal	142,049	(18,913)	579,284	139,954
Earnings available for distribution	47,447	30,373	131,722	80,518
Basic income (loss) per common share	(2.78)	1.66	(13.42)	(2.28)
Earnings available for distribution per common share (5)	1.39	1.02	3.95	3.09
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Realized gain (loss) on derivative instruments, net	62,877	38,093	487,538	164,396
Unrealized gain (loss) on derivative instruments, net	40,527	1,364	21,618	(15,141)
Contractual net interest income (expense) on interest rate swaps	30,145	(4,175)	44,995	(13,296)
Gain (loss) on derivative instruments, net	133,549	35,282	554,151	135,959
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
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Interest expense on repurchase agreement borrowings	22,863	2,329	34,212	8,289
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,855)	(5,601)	(14,853)	(16,398)
Repurchase agreements interest expense	18,008	(3,272)	19,359	(8,109)
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding. Earnings available for distribution per common share has been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Effective net interest income(1)	57,010	36,678	147,240	104,761
TBA dollar roll income	2,159	9,316	27,415	29,541
Equity in earnings (losses) of unconsolidated ventures	(6)	344	(287)	581
(Increase) decrease in provision for credit losses	—	—	—	1,768
Total expenses	(5,854)	(7,571)	(20,290)	(22,050)
Subtotal	53,309	38,767	154,078	114,601
Dividends to preferred stockholders	(5,862)	(8,394)	(22,356)	(29,401)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(4,682)
Earnings available for distribution	47,447	30,373	131,722	80,518
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to higher effective net interest income, which was partially offset by lower TBA dollar roll income. Earnings available for distribution increased during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to higher effective net interest income, a decrease in dividends to preferred stockholders and $4.7 million of issuance and redemption costs from the redemption of our Series A Preferred Stock in June 2021.
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

	Three Months Ended September 30,
	2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	18,008	1.84%	(3,272)	(0.17)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	4,855	0.50%	5,601	0.29%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(30,145)	(3.09)%	4,175	0.21%
Effective interest expense	(7,282)	(0.75)%	6,504	0.33%

	Nine Months Ended September 30,
	2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	19,359	0.55%	(8,109)	(0.13)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	14,853	0.42%	16,398	0.27%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(44,995)	(1.27)%	13,296	0.22%
Effective interest expense	(10,783)	(0.30)%	21,585	0.36%
Our effective interest expense and effective cost of funds decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 despite an increase in total interest expense primarily due to contractual net interest income on interest rate swaps of $30.1 million and $45.0 million during the three and nine months ended September 30, 2022, respectively, compared to $4.2 million and $13.3 million of contractual net interest expense for the same periods in 2021, respectively. The change in contractual net interest expense (income) on interest rate swaps was driven by rising interest rates.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	31,720	2.51%	46,454	2.15%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,855)	(0.50)%	(5,601)	(0.29)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	30,145	3.09%	(4,175)	(0.21)%
Effective net interest income	57,010	5.10%	36,678	1.65%

	Nine Months Ended September 30,
	2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	117,098	2.82%	134,455	2.01%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(14,853)	(0.42)%	(16,398)	(0.27)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	44,995	1.27%	(13,296)	(0.22)%
Effective net interest income	147,240	3.67%	104,761	1.52%
Effective net interest income increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 despite lower net interest income primarily due to changes in contractual net interest income (expense) on interest rate swaps as discussed above. Our effective interest rate margin increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to our rotation into higher yielding Agency RMBS and changes in contractual net interest income (expense) on interest rate swaps, which were partially offset by higher interest rates on our borrowings.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of September 30, 2022 and December 31, 2021. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of September 30, 2022, approximately 91% of our equity is allocated to Agency RMBS.
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
September 30, 2022

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	4,312,131	44,860	4,356,991
Cash and cash equivalents (2)	163,590	—	163,590
Restricted cash (3)	100,775	—	100,775
Derivative assets, at fair value (3)	11,161	66	11,227
Other assets	25,516	27,606	53,122
Total assets	4,613,173	72,532	4,685,705

Repurchase agreements	3,887,291	—	3,887,291
Derivative liabilities, at fair value (3)	3,695	—	3,695
Other liabilities	30,754	2,756	33,510
Total liabilities	3,921,740	2,756	3,924,496

Total stockholders' equity (allocated)	691,433	69,776	761,209
Debt-to-equity ratio (4)	5.6	—	5.1
Economic debt-to-equity ratio (5)	5.8	—	5.3
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($142.8 million as of September 30, 2022) to total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $264.4 million at September 30, 2022 (September 30, 2021: $486.2 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $126.8 million for the nine months ended September 30, 2022 (September 30, 2021: $110.5 million).
Our investing activities provided net cash of $2.8 billion in the nine months ended September 30, 2022 compared to net cash used in investing activities of $797.6 million in the nine months ended September 30, 2021. Our primary source of cash from investing activities for the nine months ended September 30, 2022 was proceeds from sales of MBS of $22.8 billion and proceeds from the sales of U.S. Treasury securities of $468.1 million (September 30, 2021: $11.8 billion from the sales of MBS). We also generated $330.6 million from principal payments of MBS during the nine months ended September 30, 2022 (September 30, 2021: $615.2 million). We used cash of $20.7 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities during the nine months ended September 30, 2022 (September 30, 2021: $13.4 billion to purchase MBS). We received cash of $487.5 million to settle derivative contracts in the nine months ended September 30, 2022 (September 30, 2021: $164.4 million).

Our financing activities used net cash of $3.3 billion for the nine months ended September 30, 2022 (September 30, 2021: net cash provided by financing activities of $780.8 million). During the nine months ended September 30, 2022, we used cash for net principal repayments on our repurchase agreements of $3.1 billion (September 30, 2021: net cash provided of $645.1 million). We also used cash of $111.5 million for the nine months ended September 30, 2022 to pay dividends (September 30, 2021: $96.6 million to pay dividends and $140.0 million to redeem our Series A Preferred Stock). Proceeds from issuance of common stock provided $38.7 million for the nine months ended September 30, 2022 (September 30, 2021: $375.3 million).
As of September 30, 2022, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.7% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of September 30, 2022, we held $4.0 billion of Agency securities that are financed by repurchase agreements. We also had approximately $340.7 million of unencumbered investments and unrestricted cash of $163.6 million as of September 30, 2022. As of September 30, 2022, our known contractual obligations primarily consisted of $3.9 billion of repurchase agreement borrowings with a weighted average remaining maturity of 60 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $6.0 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2022, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2022.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2022, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
As of September 30, 2022, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $38.1 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2022. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	11	2,192,393	98,365
Europe (excluding United Kingdom)	2	264,118	10,628
Asia	3	1,008,408	43,784
United Kingdom	1	422,372	14,562
Total	17	3,887,291	167,339

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
Elevated inflation and the resulting acceleration of monetary policy tightening by the Federal Reserve have impacted and will continue to impact credit spreads.
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
The COVID-19 pandemic, unprecedented fiscal and monetary policy responses to the COVID-19 pandemic, and the ongoing normalization of such policy responses have caused unprecedented volatility and illiquidity in fixed income markets. The amount of financing we receive under our repurchase agreements is directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. As a result, if these market conditions persist, margin call risk remains elevated and our operating results and financial condition may be materially impacted.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at September 30, 2022 and December 31, 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At September 30, 2022		At December 31, 2021
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.26)%	(1.44)%	(3.27)%	(1.61)%
+0.50%	(1.06)%	(0.65)%	(0.19)%	(0.52)%
-0.50%	1.00%	0.45%	(1.96)%	(0.38)%
-1.00%	1.81%	0.64%	(16.33)%	(2.11)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2022 and December 31, 2021. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Foreign Exchange Rate Risk
As of September 30, 2022 we have an investment of €1.6 million in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We have historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2022, we did not repurchase any shares of our common stock.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during three months ended September 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	1,618,546	21.60	1,618,546	1,337,634
August 1, 2022 to August 31, 2022	—	—	—	1,337,634
September 1, 2022 to September 30, 2022	—	—	—	1,337,634
	1,618,546	21.60	1,618,546

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during three months ended September 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	3,063,389	21.40	3,063,389	1,316,470
August 1, 2022 to August 31, 2022	—	—	—	1,316,470
September 1, 2022 to September 30, 2022	—	—	—	1,316,470
	3,063,389	21.40	3,063,389
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

INVESCO MORTGAGE CAPITAL INC.

November 2, 2022	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 2, 2022	By:	/s/ R. Lee Phegley, Jr.
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

3.7	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.8	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.9	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.9 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022).

3.10	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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