Form 10-K
period 2022-12-31
Invesco Mortgage Capital Inc.
filed 2023-02-21
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $483,410,477 based on the closing sales price on the New York Stock Exchange on June 30, 2022. As of February 17, 2023, there were 38,710,916 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•the ongoing effects of the COVID-19 pandemic;
•unfavorable or changing economic, market or political conditions;
•general volatility of financial markets and the effects of governmental responses, including actions and initiatives of the U.S. governmental agencies and changes to U.S. government policies, actions and initiatives of foreign governmental agencies and central banks, and monetary policy actions of the Federal Reserve, including actions relating to its agency mortgage-backed securities portfolio, and our ability to respond to and comply with such actions, initiatives and changes;
•our business and investment strategy;
•our investment portfolio and expected investments;
•the availability of investment opportunities in mortgage-related, real estate-related and other securities;
•the availability of U.S. Government Agency guarantees with regard to payments of principal and interest on securities;
•the impact of changes in the credit rating of the U.S. government;
•financing and advance rates for our target assets;
•the impact of changes in interest rates and interest rate spreads and the market value of our target assets;
•the potential interest rate mismatches between our target assets and our borrowings used to fund such investments;
•changes to our expected leverage;
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
•rates of default or decreased recovery rates on our target assets;
•counterparty defaults;
•modifications to whole loans or loans underlying securities;
•our ability to comply with financial covenants in our financing arrangements;
•disruption of our information technology systems;
•the impact of potential data security breaches or other cyber-attacks or other disruptions;

•changes in governmental regulations, and changes in zoning, insurance, eminent domain and tax law and rates, and similar matters and our ability to respond to such changes;
•our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;
•our ability to maintain our exception from the definition of “investment company” under the 1940 Act;
•the market price and trading volume of our capital stock;
•our ability to continue to generate taxable income and our ability to continue to make distributions to our stockholders in the future;
•our intention and ability to pay dividends;
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
As of December 31, 2022, we were invested in:
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
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS; and
•other real estate-related financing arrangements.
During the periods presented in this Report, we also invested in:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”);
•credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);
•a commercial mortgage loan; and
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
Human Capital
As previously discussed, we do not have employees and our Manager is responsible for providing us with our management team. Our Manager's long-term success, including its success in managing our business, relies on its ability to attract, develop and retain talent. Our Manager invests significantly in talent development, health and welfare programs, technology and other resources that support its employees. Our Manager is committed to improving diversity at all levels and in all functions across its global business and remains focused on increasing representation of women and other underrepresented employees.

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
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our current investment portfolio includes Agency RMBS, non-Agency RMBS, non-Agency CMBS and TBAs. Our assets have also historically included, and may in the future include, Agency CMBS, GSE CRT, residential mortgage loans, commercial mortgage loans and other real estate-related investments. We refer to all of these investment types collectively as our target assets. In addition to direct purchases of our target assets, we also invest in ventures managed by an affiliate of our Manager, which, in turn, invest in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept certain levels of credit and spread risk to earn income.
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
Unconsolidated Ventures
We have investments in unconsolidated ventures. In circumstances where we have a non-controlling interest but we are deemed to be able to exert significant influence over the affairs of the enterprise, we utilize the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses. As of December 31, 2022, our unconsolidated ventures were in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.
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
Commercial Mortgage Loans
Commercial mortgage loans are mortgage loans secured by first or second liens on commercial properties such as regional malls, retail space, office buildings, industrial or warehouse properties, hotels, apartments, nursing homes and senior living facilities. These loans, which tend to range in term from two to ten years, can carry either fixed or floating interest rates. They generally permit prepayments before final maturity but may require the payment to the lender of yield maintenance or prepayment penalties. First lien loans represent the senior lien on a property while second lien loans or second mortgages represent a subordinate or second lien on a property.
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
Loan Participation Interest
In August 2018, we invested in a loan participation interest in a secured loan to a non-bank servicer that was collateralized by mortgage servicing rights associated with Fannie Mae, Freddie Mac, and Ginnie Mae loans. Mortgage servicing rights represented the right to perform and control the servicing of mortgage loans in exchange for a fee. We sold our loan participation interest in April 2020.
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
The pace of commercial real estate fundamental improvement is moderating given accelerating monetary policy tightening by the Federal Reserve. Occupancy and rental rates have stabilized and valuations face downward pressure as property borrowing costs remain elevated. Meanwhile, residential real estate fundamentals have also deteriorated due to historically low affordability driven by the dramatic rise in mortgage rates throughout 2022.
CMBS loan delinquencies increased in the fourth quarter but remain materially lower than COVID-19 peak levels. Many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. Given tightening lending conditions, loans may continue to experience increasing delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
Risks Related to Our Business
The effects of health endemics, including the COVID-19 pandemic, on economic conditions is uncertain and may adversely affect our business.
Our business has been and could in the future be adversely affected by health epidemics, such as the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause significant disruptions to the U.S. and global economies, may further contribute to volatility and instability in financial markets, and may have material and adverse effects on our business, results of operations and financial performance.
Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.
A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts (including the hostilities between Russia and Ukraine), trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
Risks Related to Our Investments
The U.S. Federal Reserve’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the ongoing results of such measures or the results of such measures ending, cannot be predicted and we cannot assure you that these programs will be effective or sufficient at addressing the adverse impacts of the pandemic or otherwise have a positive impact on our business. Some of these measures have negatively impacted our business in the past and may do so in the future.
The U.S. Federal Reserve’s participation in the Agency RMBS market can materially impact the available supply, price and returns on Agency RMBS. In response to market disruptions resulting from the COVID-19 pandemic, the U.S. Federal Reserve significantly increased its acquisition of Agency RMBS. Beginning in 2022, in response to inflation running well above its long-run target, the U.S. Federal Reserve then began a passive contraction of its balance sheet by ceasing reinvestments of proceeds from maturing Agency RMBS portfolio repayments. Given the U.S. Federal Reserve’s historic participation and the current scale of its balance sheet holdings, the effects of a shift in monetary policy may be material and are difficult to predict, and we may be unable to mitigate potentially adverse effects on our portfolio and financial condition. Furthermore, despite its stated preference for a passive balance sheet reduction, there is no guarantee the U.S. Federal Reserve will not conduct outright sales of Agency RMBS in the secondary market, which could significantly increase the pace of their balance sheet reduction and result in lower Agency RMBS valuations due to a widening of credit spreads.
We cannot predict or control the impact future actions by the U.S. Federal Reserve will have on our business. Accordingly, future actions by the U.S. Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.
We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, particularly during times of market disruption. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.
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
While we seek to diversify our portfolio of investments, we are not required to observe any specific diversification criteria, except as may be set forth in the investment guidelines and Investment Company Act of 1940 Compliance Policy adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain types of securities, property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our capital stock and accordingly reduce our ability to pay dividends to our stockholders, which could have an adverse impact on our results of operations, financial condition and business.
Fluctuations in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings, decreased profitability and dividends, and diminished cash available for distribution to our stockholders.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. As part of its effort to curb inflation, the Federal Reserve Open Markets Committee (FOMC) increased the target range for the federal funds rate 425 basis points in 2022, resulting in its highest level in 15 years.
Interest rate fluctuations present a variety of risks including the risk of a narrowing of the difference between asset yields and borrowing rates, a decline in the yield on adjustable-rate investments, and a detrimental impact on prepayment rates and may adversely affect our income and the value of our assets and capital stock.
We may invest in RMBS, CMBS, mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:
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
While we attempt to manage risk from changes in market interest rates, our hedging activities may not fully mitigate our interest rate risk, and a rapid increase or decrease in interest rates may have material and adverse effects on our business, results of operations and financial performance. During the latter half of 2022, the market began to experience a yield curve inversion. There can be no guarantee that our interest rate risk management will fully mitigate the yield curve inversion risks described above.
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
Rising interest rates, such as we have experienced in 2022, generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued before an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
Spread risk is inherent to our business as a levered investor in Agency RMBS.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our tangible net book value will typically decline. We refer to this as "spread risk". As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our investment strategy. Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including changes in mortgage and fixed income markets due to actual or expected monetary policy actions by U.S. and foreign central banks, market liquidity or changes in investor return requirements and sentiment. Wider spreads can also occur independent of moves in interest rates. For example, actions by the Federal Reserve to taper its purchases of Agency RMBS and to reduce its balance sheet resulted in a widening of credit spreads and lower Agency RMBS valuations, impacting our tangible net book value.
A portion of our RMBS portfolio consists of premium securities. Premium securities may be subject to more risk than par value securities.
Premium securities have market values that exceed their unpaid principal balance. We may purchase RMBS at a premium, which represent prices that we believe appropriately reflect the risks involved. Declining interest rates increase the premium level of our RMBS and generate unrealized holding gains. Because we carry our RMBS at fair value, unrealized holding gains are reflected in total stockholders’ equity.
RMBS premium is not guaranteed by the Agencies and rising interest rates tend to reduce premium values. Premium value will also erode over time as principal payments are made.
Prepayment rates may adversely affect the value of our investment portfolio.
Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ ability to prepay their loans. We generally receive prepayments of principal that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, the prepayments on the RMBS are also faster than expected. Faster than expected prepayments could adversely affect our profitability, including in the following ways:
•As described above, we may pay a premium over the par value to acquire a RMBS security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part before its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.
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
The discontinuance of LIBOR may adversely affect our dividends on our Series B preferred stock and Series C preferred stock. These changes may also impact the market liquidity and market value of our Series B and Series C preferred stock.
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
Our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock each begin to pay a USD LIBOR-based rate at the time the stock becomes callable. On December 16, 2022, the Board of Governors of the Federal Reserve published a final rule to implement the Adjustable Interest Rate (LIBOR) Act. The final rule will become effective on February 27, 2023. The final rule establishes benchmark replacements for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six- and 12- month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate following the first London banking day after June 20, 2023. Under the final rule, the USD LIBOR-based rate currently contemplated to be paid when our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock and our 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock become callable, will instead pay a SOFR-based rate in accordance with the LIBOR Act. This change in rate may adversely affect the amount of dividends payable on our preferred stock.

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
All of the foregoing could negatively affect the availability and value of Agency MBS; our ability to obtain financing on our Agency MBS; or our ability to maintain our compliance with the terms of any financing transactions, which could adversely impact our results of operations, financial condition and business.
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
We may acquire certain target assets that are subject to defaults, foreclosure timeline extension, fraud, residential and commercial price depreciation, and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.
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
A number of factors over which we have no control may impair a borrower’s ability to repay a mortgage loan secured by a residential property, including the income and assets of the borrower. As of December 31, 2022, we do not hold any mortgage loans secured by residential property.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which can be affected by a number of factors over which we have no control, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2022, we do not hold any commercial mortgage loans.
In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations.
In the event of defaults on the mortgage loans that underlie our investments and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments, and we may incur a loss on these investments causing an adverse impact on our results of operations, financial condition and business.
Our investments have and may include from time-to-time non-Agency RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.
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
We may acquire securities at every level of such a trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position ahead of the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally more sensitive to adverse economic downturns or individual issuer developments than more highly-rated securities. A projection of, or an actual, economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such an event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.
We may not control the special servicing of the mortgage loans included in CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Depending on the class of CMBS in which we invest, we may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests and have a negative impact on our results of operations, financial condition and business.
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
Commercial loans held-for-investment may include investments that involve greater risks of loss than senior loan assets secured by income-producing properties.
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
Significant losses related to our commercial loans held for investment would result in operating losses for us and may limit our ability to pay dividends to our stockholders. As of December 31, 2022, we do not hold any commercial loans held-for-investment.
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
During the year ended December 31, 2020, we experienced a significant decline in the fair value of our investments as a result of market conditions resulting from the COVID-19 pandemic. If we experience a decline in the fair value of our investments as a result of future uncertain market conditions, it could materially and adversely affect our business, results of operations, financial condition, stock price and ability to make distributions to our stockholders.
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
We use repurchase agreement financing as a strategy to increase the return on our assets. As a result of market disruptions from the COVID-19 pandemic, investors and financial institutions that lend in the securities repurchase market tightened lending standards in response to the difficulties and changed economic conditions that materially adversely affected the RMBS market. These market disruptions were most pronounced in the non-Agency RMBS and non-Agency CMBS markets, but the impact also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. These market disruptions could potentially increase our financing costs and reduce our liquidity.
Our ability to fund our target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions in a manner that makes it more difficult for us to renew or replace, on a continuous basis, maturing short-term financings, and have and may continue to impose less favorable conditions when rolling such financings. If we are not able to renew or roll our repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly lower prices and at inopportune times, which could cause significant losses, and may also force us to limit our asset acquisition activities.
During market disruptions, such as during the COVID-19 pandemic, lenders have and may curtail their willingness to provide financing. This may require us to liquidate collateral to satisfy funding requirements. In addition, if major market participants were to exit the repurchase agreement financing business, the value of our portfolio could be negatively impacted, thus reducing our stockholders' equity, or book value per common share. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
The inherent uncertainty of repurchase transactions, including counterparty credit risk, may cause us to incur a loss on our repurchase transactions.
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2022, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $40.2 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements, even if we believe that the decrease in value is temporary including as a result of market volatility. Either decision would require us to transfer additional assets to such lender without any advance of funds from the lender or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay dividends to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment, and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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
As of December 31, 2022, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing exposure to target investments. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
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
Our Manager utilizes quantitative models to support investment decisions and investment processes, including those related to our portfolio management and risk analysis, which may contain errors.
Our Manager utilizes quantitative models to support investment decisions and investment processes, including those related to our portfolio management and risk analysis. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation.
We may repurchase shares of our common stock and preferred stock from time to time. Share repurchases may negatively impact our compliance with covenants in our financing agreements and regulatory requirements (including maintaining exclusions from the requirements of the 1940 Act and qualification as a REIT). Any compliance failures associated with share repurchases could have a material negative impact on our business, financial condition and results of operations. Share repurchases also may negatively impact our ability to invest in our target assets in the future.
As of December 31, 2022, 1,816,398 shares of common stock were available under our Board-authorized share repurchase program. In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of our Series B Preferred Stock and 3,683,530 shares of our Series C Preferred Stock. As of December 31, 2022, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
Under the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the management agreement, our Manager, its officers, stockholders, members, managers, partners, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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
This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Report and could affect the U.S. federal income tax treatment of us or our stockholders.
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
Moreover, new legislation, court decisions or administrative guidance, in each case, possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.
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
Our taxable income may be substantially different from our cash flow. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may invest in debt instruments that require us to accrue original issue discount (“OID”) or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with a gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it before modification. Under the Tax Cuts and Jobs Act, we may be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. Finally, we may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payments on that indebtedness, all with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
Our domestic TRSs would pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS. Dividends from TRSs and deemed inclusions from non-U.S. TRSs, together with other income that is not treated as qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our gross income in any year.
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
In addition, we have owned in the past and may in the future acquire mezzanine loans that are secured by an equity interest in a partnership or an entity disregarded as separate from its owner that directly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor under which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements of this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and gross income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value of the personal property exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest earned on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquires the loan to the highest principal amount of the loan during the year.
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
Finally, if any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would, in general, ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests, but substantially decreased such holdings in 2020. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings have reduced our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and gross income therefrom and/or liquidate our non-qualifying assets to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification requirements and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
The investments we make in accordance with our investment objectives may carry a high amount of risk when compared to alternative investment options and may lead to volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our capital stock may not be suitable for someone with lower risk tolerance.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any such legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs, which will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I. Item 1A. “Risk Factors” of this Report. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. No cash dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2022, we have paid full cumulative dividends on our preferred stock.
For information about our recent dividend payments, please see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 17, 2023, there were 134 common stockholders of record.
Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Invesco Mortgage Capital Inc.	100.00	90.40	116.59	28.77	26.08	14.46
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
FTSE NAREIT Mortgage REITs	100.00	97.48	118.27	96.07	111.09	81.53
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
Repurchases of Common Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2022, there were 1,816,398 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2022, we did not repurchase any shares of our common stock.

Repurchases of Preferred Equity Securities
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock with no stated expiration date. As of December 31, 2022, we had authority to purchase 1,337,634l shares of our Series B Preferred Stock and 1,316,470 shares of our Series C Preferred Stock under the current share repurchase program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2022, we did not repurchase any shares of our preferred stock.

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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance during 2022. Contributing factors included:
•Financial conditions tightened steadily through the first three quarters of 2022 as the Federal Reserve’s Open Market Committee (“FOMC”) began an aggressive campaign of increasing the Federal Funds target rate a total of 425 basis points in response to inflation levels that had not been seen in decades. This took the target from a range of 0% to 0.25% to a range of 4.25% to 4.50% to end the year.
•Given the uncertainty around Federal Reserve policy, interest rates were quite volatile during the year and the yield curve became inverted, meaning short term rates were higher than long term rates. The yield on the 2 year Treasury rose by 369 basis points, to 4.07%, while the yield on the 10 year Treasury increased by 236 basis points, to 3.37%.
•The Federal Reserve concluded their net purchases of Agency RMBS in March, with runoff of their $2.7 trillion portfolio commencing in June. In addition, commercial banks sharply reduced their purchases of Agency RMBS in 2022 as well, as the decline in bank deposits, increase in loan activity, and regulatory capital challenges diminished their appetite for securities. These market participants had been the largest sources of demand for the sector since the onset of the COVID-19 pandemic.

Agency RMBS underperformed Treasuries over the course of 2022, ending the year with one of the worst total returns for the sector on record. In addition to the factors discussed above, performance was negatively impacted by market expectations for further restrictive monetary policy. Prepayment speeds slowed as borrowers faced a sharp increase in mortgage rates, but this reduction in supply was offset by the decrease in demand from the Federal Reserve and commercial banks discussed above. Production coupon mortgages underperformed their Treasury hedges, trailing by approximately 360 basis points, while payups on specified pool collateral fell as the value of prepayment protection was reduced amidst higher mortgage rates and slowing prepayment speeds. Dollar rolls for TBA investments, which had been a bright spot during most of the year, underperformed in the second half of the year as mortgage rates increased and production waned.
The following market conditions were also notable for the company in 2022:
•Most risk assets were under considerable pressure during 2022 with the S&P 500 suffering a loss of 19.4%, while the NASDAQ was down 33.1% as a result of rising interest rates and high inflation. Financial conditions eased somewhat during the fourth quarter, as confidence began to grow that inflation had peaked and the FOMC was nearing the end of their tightening cycle. Equity performance was mixed during the fourth quarter, as the S&P 500 advanced by 7.1% and the NASDAQ lost 1%.
•The employment picture remained a bright spot as gains in non-farm payrolls averaged 375,000 per month, for a total of 4.5 million jobs added during the year. The unemployment rate improved during the year, decreasing from 3.9% at the end of 2021 to 3.5% in December.
•Consumer activity held up well through most of the year, with retail sales remaining generally positive before moderating during the fourth quarter. Higher prices weighed on consumer confidence measures, however, as sentiment fell throughout the first three quarters before rebounding slightly along with financial conditions.
•Year-over-year price growth, as measured by the consumer price index (“CPI”), peaked at a 40 year high of 9.1% in June, before slowing steadily during the second half of the year, ending 2022 at 6.5%. Likewise, commodities also saw significant increases during 2022, with West Texas Intermediate crude oil recording a 16.7% increase and the Commodity Research Bureau commodity index gaining 19.5%. Breakeven rates on U.S Treasury inflation-protected securities (“TIPs”), which reflect investors' expectations of future inflation, indicating confidence that the FOMC will be successful at bringing inflation levels significantly lower as the inflation rate implied by 2 year and 5 year TIPs was 2.31% and 2.38%, respectively, at the end of the year.
•CMBS risk premiums increased due to monetary policy tightening and moderating improvement of commercial real estate fundamentals. Commercial real estate occupancy and rental rates began to stabilize across most property sectors while headwinds for property valuations increased given elevated borrowing costs. Despite an increase in the fourth quarter, CMBS loan delinquencies finished the year lower and remain significantly below COVID-19 peak levels. The lodging and retail sector reported the highest level of CMBS loan delinquencies while multi-family and industrial property sectors continued to post relatively lower delinquency levels. We expect fundamental improvement to continue to moderate as the pace of positive net absorption slows and lending conditions tighten.
•While tight supply and stable underlying demand persisted for most of 2022, the housing market recovery that began in 2021 slowed and ultimately reversed due to the dramatic increase in mortgage rates. National home prices declined during the second half of the year, but still finished higher compared to 2021. Despite the potential for a slowing economy, borrower defaults are likely to remain contained given strong loan underwriting and high levels of borrower equity.
As we enter 2023, both the FOMC and the Federal Funds futures market expect additional rate increases during the first half of the year, with market expectations reflecting approximately 0.50% of additional hikes. While further changes in monetary policy by the Federal Reserve may bring challenges in the coming months, we believe that a potential reduction in interest rate volatility combined with compelling valuations and favorable funding conditions will support an attractive investment environment for Agency RMBS in 2023.

Investment Activities
The table below shows the breakdown of our investment portfolio as of December 31, 2022 and 2021.

$ in thousands	As of December 31,
	2022	2021
Agency RMBS:
30 year fixed-rate, at fair value	4,661,737	7,701,523
Agency CMO, at fair value	84,956	30,757
Non-Agency CMBS, at fair value	36,787	62,909
Non-Agency RMBS, at fair value	8,413	9,070
Commercial loan, at fair value	—	23,515
Investments in unconsolidated ventures	552	12,476
Subtotal	4,792,445	7,840,250
TBAs, at implied cost basis (1)	1,437	1,636,906
Total investment portfolio, including TBAs	4,793,882	9,477,156
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
We sold $27.3 billion and purchased $25.7 billion of Agency RMBS during the year ended December 31, 2022 primarily to rotate into higher yielding securities, in some cases changing coupon rates or the type of specified pool collateral. Purchases were primarily funded with proceeds from the sales, paydowns of securities and by leveraging proceeds from the issuance of common stock.
As of December 31, 2022 and 2021 our holdings of 30 year fixed-rate Agency RMBS represented 97% and 81% of our total investment portfolio, including TBAs, respectively. The table below shows the coupon distributions of our 30 year fixed-rate Agency RMBS holdings as of December 31, 2022 and 2021.

	As of December 31,
	2022		2021
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
2.0%	—	—%	2,408,404	31.3%
2.5%	—	—%	2,877,568	37.3%
3.0%	—	—%	2,178,476	28.3%
3.5%	—	—%	237,075	3.1%
4.5%	1,392,304	29.9%	—	—%
5.0%	1,694,939	36.4%	—	—%
5.5%	1,574,494	33.7%	—	—%
Total 30 year fixed-rate Agency RMBS	4,661,737	100.0%	7,701,523	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of December 31, 2022 and 2021.

	As of December 31,
	2022		2021
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,302,391	27.9%	2,125,213	27.6%
Loan balance	1,033,014	22.2%	921,716	12.0%
Generic	158,230	3.4%	1,991,947	25.9%
High loan-to-value ("LTV") ratio	750,724	16.1%	648,529	8.4%
Low credit score	1,417,378	30.4%	865,992	11.2%
Investment property	—	—%	1,148,126	14.9%
Total 30 year fixed-rate Agency RMBS	4,661,737	100.0%	7,701,523	100.0%
We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of December 31, 2022, the implied cost basis of TBAs did not represent a material amount of our total investment portfolio, versus 17% as of December 31, 2021. We decreased the allocation to TBAs as implied financing rates in the Agency RMBS TBA dollar roll market increased more than those available in the repurchase market for most coupons.
As of December 31, 2022 and 2021, our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that are rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2022. Approximately 71% of non-Agency CMBS are rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2022.
As of December 31, 2022 and 2021, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of December 31, 2021,we held an investment in one commercial real estate mezzanine loan that had an LTV ratio of approximately 68.0%. The loan was repaid in full in October 2022.
As of December 31, 2022, we held investments in two unconsolidated ventures that are managed by an affiliate of our Manager. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.3 million in additional capital to cover future expenses should they occur.
Financing and Other Liabilities
We finance the majority of investment portfolio through repurchase agreements. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to SOFR.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter.

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2021	8,240,887	8,359,010	8,708,686
June 30, 2021	7,851,204	7,945,494	8,004,924
September 30, 2021	7,873,798	7,846,536	7,886,360
December 31, 2021	6,987,834	7,442,784	7,776,070
March 31, 2022	5,837,420	6,218,445	6,636,913
June 30, 2022	3,262,530	4,059,917	4,902,191
September 30, 2022	3,887,291	3,907,505	4,165,996
December 31, 2022	4,234,823	3,825,218	4,234,823
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
We enter into interest rate swap agreements that are designed to mitigate the effects of increases in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we also enter into interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy. Prior to transitioning interest rate swaps to swaps that are indexed to SOFR in the fourth quarter of 2021, our interest rate swaps were generally indexed to one- or three-month LIBOR.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the year ended December 31, 2022, we terminated existing interest rate swaps with a notional amount of $10.0 billion and entered into new interest rate swaps with a notional amount of $10.1 billion, excluding interest rate swaps with forward start dates, as part of our overall risk management strategy. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations. We realized a net gain of $593.0 million on interest rate swaps during the year ended December 31, 2022 primarily due to rising interest rates.
We have entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. We did not have any currency forward contracts outstanding as of December 31, 2022. As of December 31, 2021 we had €11.7 million or $13.6 million notional amount of forward contracts related to our investment in an unconsolidated venture. During the year ended December 31, 2022, we settled currency forward contracts of €33.0 million or $37.1 million (2021: €70.8 million or $84.8 million) in notional amount related to our investment in an unconsolidated venture and realized a net gain of $919,000 (2021: $209,000 net gain).
Capital Activities
During the year ended December 31, 2022, we sold 5,686,598 shares of common stock under our equity distribution agreement with placement agents for proceeds of $81.6 million, net of approximately $1.3 million in commissions and fees. During the year ended December 31, 2021, we sold 5,574,402 shares of common stock under our equity distribution agreements for proceeds of $180.5 million, net of approximately $2.6 million in commissions and fees. We did not have any remaining shares authorized under our at-the-market program as of December 31, 2022.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock. As of December 31, 2022, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022. For all periods presented, all per common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split, unless otherwise noted.
For information on dividends declared and paid during the year ended December 31, 2022, see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this report on Form 10-K.
During the year ended December 31, 2022, we did not repurchase any shares of our common stock.

Book Value per Common Share
We calculate book value per common share as follows:

	Years Ended December 31,
In thousands except per share amounts	2022	2021	2020
Numerator (adjusted equity):
Total equity	804,075	1,402,135	1,367,158
Less: Liquidation preference of Series A Preferred Stock	—	—	(140,000)
Less: Liquidation preference of Series B Preferred Stock	(113,441)	(155,000)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(195,412)	(287,500)	(287,500)
Total adjusted equity	495,222	959,635	784,658

Denominator (number of shares):
Common stock outstanding	38,711	32,987	20,322

Book value per common share	12.79	29.09	38.61
Our book value per common share decreased 56% as of December 31, 2022 compared to December 31, 2021 as Agency RMBS were negatively impacted by interest rate volatility, sharply higher interest rates, an inverted yield curve and market expectations for even more restrictive monetary policy, resulting in one of the sector's worst total returns on record.
Our book value per common share decreased 25% as of December 31, 2021 compared to December 31, 2020. The increase in interest rate volatility and prepayment speeds, combined with reduced investor demand for prepayment protection and the potential for an earlier than expected taper of MBS purchases from the Federal Reserve resulted in Agency RMBS sharply underperforming interest rate swap hedges during the first half of 2021. Book value per common share further decreased in the second half of 2021 as the Federal Reserve's announced tapering and subsequent acceleration of the pace of tapering in December 2021 negatively impacted Agency RMBS valuations.
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
Mortgage-Backed and Credit Risk Transfer Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016; our GSE CRTs purchased on or after August 24, 2015; and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS and GSE CRT fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2022, $4.7 billion (December 31, 2021: $7.7 billion) or 99% (December 31, 2021: 99%) of our MBS are accounted for under the fair value option.
We record our MBS purchased before September 1, 2016, as available-for-sale and report these MBS at fair value. We recorded our GSE CRTs purchased before August 24, 2015 as hybrid financial instruments and reported these GSE CRTs at fair value. We did not hold any GSE CRTs as of December 31, 2022 or December 31, 2021.
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
Interest income from our commercial and other loans was recognized when earned and deemed collectible.
Accounting for Derivative Financial Instruments. We use derivatives to manage interest rate and currency exchange risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Our interest rate swaps, currency forward contracts and TBAs are valued using a market approach through the use of quoted prices available in an active market. All of our interest rate swaps were centrally cleared by a registered clearing organization as of December 31, 2022.
Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. As a result of discontinuing hedge accounting, changes in the fair value of the interest rate swaps are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations, rather than in accumulated other comprehensive income (loss). Further information is provided in Note 8 - “Derivatives and Hedging Activities” of our consolidated financial statements included in Part IV, Item 15 of this Report.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020 are summarized below:

	Years Ended December 31,
$ in thousands except share data	2022	2021	2020
Interest income
Mortgage-backed and other securities	192,566	167,056	277,400
Commercial and other loans	1,947	2,146	2,766
Total interest income	194,513	169,202	280,166
Interest expense
Repurchase agreements (1)	51,560	(11,290)	73,607
Secured loans	—	—	8,655
Total interest expense	51,560	(11,290)	82,262
Net interest income	142,953	180,492	197,904

Other income (loss)
Gain (loss) on investments, net	(1,079,339)	(366,509)	(961,938)
(Increase) decrease in provision for credit losses	—	1,768	(1,768)
Equity in earnings (losses) of unconsolidated ventures	(407)	870	1,163
Gain (loss) on derivative instruments, net	559,007	122,611	(851,050)
Realized and unrealized credit derivative income (loss), net	—	—	(35,312)
Net gain (loss) on extinguishment of debt	—	—	14,742
Other investment income (loss), net	186	1	2,137
Total other income (loss)	(520,553)	(241,259)	(1,832,026)
Expenses
Management fee — related party	16,906	21,080	29,367
General and administrative	8,418	8,153	10,863
Total expenses	25,324	29,233	40,230
Net income (loss)	(402,924)	(90,000)	(1,674,352)
Dividends to preferred stockholders	(28,218)	(37,795)	(44,426)
Gain on repurchase and retirement of preferred stock	14,179	—	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—
Net income (loss) attributable to common stockholders	(416,963)	(132,477)	(1,718,778)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(12.21)	(4.82)	(98.93)
Diluted	(12.21)	(4.82)	(98.93)
Weighted average number of shares of common stock:
Basic	34,160,080	27,513,223	17,373,039
Diluted	34,160,080	27,513,223	17,373,039
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

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
$ in thousands	2022	2021	2020
Average earning assets (1)	5,137,339	8,808,105	7,895,394
Average earning asset yields (2)	3.79%	1.92%	3.55%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $5.1 billion during the year ended December 31, 2022 (2021: $8.8 billion; 2020: $7.9 billion). Average earning assets decreased for the year ended December 31, 2022 compared to 2021 as we reduced the size of our investment portfolio given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Average earning asset yields increased for the year ended December 31, 2022 compared to 2021 primarily due to our rotation into higher yielding Agency RMBS.
Average earning assets increased for the year ended December 31, 2021 compared to 2020 as we resumed investing in Agency RMBS during the third quarter of 2020 after selling a substantial portion of our MBS and GSE CRT portfolio in the first half of 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic. Average earning asset yields decreased during the year ended December 31, 2021 compared to 2020 due to changes in our portfolio composition.
We earned total interest income of $194.5 million during 2022 (2021: $169.2 million; 2020: $280.2 million). Our interest income consists of coupon interest and net (premium amortization) discount accretion on MBS and other securities as well as interest income on commercial and other loans as shown in the table below.

	Years Ended December 31,
$ in thousands	2022	2021	2020
Interest Income
Mortgage-backed and other securities - coupon interest	198,290	207,506	298,613
Mortgage-backed and other securities - net (premium amortization) discount accretion	(5,724)	(40,450)	(21,213)
Mortgage-backed and other securities - interest income	192,566	167,056	277,400
Commercial and other loans	1,947	2,146	2,766
Total interest income	194,513	169,202	280,166
Mortgage-backed and other securities interest income increased $25.5 million for the year ended December 31, 2022 compared to 2021 despite lower average earning assets due to a 187 basis point increase in average earning asset yields. Interest income on our commercial loan decreased during the year ended December 31, 2022 compared to 2021 primarily due to the repayment of the commercial loan in October 2022.
Mortgage-backed and other securities interest income decreased $110.3 million for the year ended December 31, 2021 compared to 2020 primarily due to a 163 basis point decrease in average earning asset yields. Almost all of our investment portfolio (excluding TBAs) was invested in Agency RMBS during the year ended December 31, 2021.

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
The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio during 2022, 2021 and 2020.

	Years Ended December 31,
$ in thousands	2022	2021	2020
Agency RMBS	(6,755)	(41,881)	(32,737)
Agency CMBS	—	—	(1,744)
Non-Agency CMBS	1,624	2,695	14,721
Non-Agency RMBS	(552)	(1,264)	1,107
GSE CRT	—	—	(2,560)
U.S. Treasury Securities	(41)	—	—
Net (premium amortization) discount accretion	(5,724)	(40,450)	(21,213)
Net premium amortization decreased $34.7 million during 2022 compared to 2021 primarily as a result of repositioning our Agency RMBS portfolio into securities with lower book prices.
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
Interest Expense and Cost of Funds
The table below presents our average borrowings and cost of funds for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
$ in thousands	2022	2021	2020
Total average borrowings (1)	4,495,581	7,892,617	6,926,790
Maximum borrowings during the period (2)	6,636,913	8,708,686	23,132,234
Cost of funds (3)	1.15%	(0.14)%	1.19%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense, including amortization of net deferred gain (loss) on de-designated interest rate swaps, by our average borrowings.

Total average borrowings decreased $3.4 billion in 2022 compared to 2021 as we reduced the size of our investment portfolio and related repurchase agreement borrowings given expectations that the Federal Reserve's tapering of asset purchases and acceleration of monetary policy tightening could result in an increase in market volatility and lower valuations on our holdings. Our cost of funds increased 129 basis points in 2022 compared to 2021 primarily due to increases in the Federal Funds target rate.
Total average borrowings increased $965.8 million in 2021 compared to 2020 because we resumed investing in Agency RMBS in July 2020 and financing purchases with repurchase agreements. The increase in repurchase agreement borrowings was partially offset by the repayment of $1.65 billion of secured loans during 2020. Our cost of funds decreased 133 basis points in 2021 compared to 2020 primarily due to decreases in the Federal Funds target rate.
The table below presents the components of interest expense for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
$ in thousands	2022	2021	2020
Interest Expense
Interest expense on repurchase agreement borrowings	71,268	10,710	97,401
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,708)	(22,000)	(23,794)
Repurchase agreements interest expense	51,560	(11,290)	73,607
Secured loans	—	—	8,655
Total interest expense	51,560	(11,290)	82,262
Our interest expense on repurchase agreement borrowings increased $60.6 million for the year ended December 31, 2022 compared to 2021 due to a higher cost of funds. Our interest expense on repurchase agreement borrowings decreased $86.7 million for the year ended December 31, 2021 compared to 2020 due to a lower cost of funds.
Our repurchase agreements interest expense as reported in our consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $19.7 million, $22.0 million and $23.8 million during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. We expect to reclassify the remaining $10.4 million of net unrealized gains recorded in AOCI as a decrease to interest expense on repurchase agreements on the consolidated statements of operations in 2023.
We repaid our secured loans during 2020 and did not incur interest expense for secured loans during the years ended December 31, 2022 and 2021.

Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
$ in thousands	2022	2021	2020
Interest Income
Mortgage-backed and other securities	192,566	167,056	277,400
Commercial and other loans	1,947	2,146	2,766
Total interest income	194,513	169,202	280,166
Interest Expense
Interest expense on repurchase agreement borrowings	71,268	10,710	97,401
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,708)	(22,000)	(23,794)
Repurchase agreements interest expense	51,560	(11,290)	73,607
Secured loans	—	—	8,655
Total interest expense	51,560	(11,290)	82,262
Net interest income	142,953	180,492	197,904
Net interest rate margin	2.64%	2.06%	2.36%
Our net interest income, which equals total interest income less total interest expense, totaled $143.0 million for the year ended December 31, 2022 (2021: $180.5 million; 2020: $197.9 million). The decrease in net interest income for the year ended December 31, 2022 compared to 2021 was primarily due to higher interest expense as the Federal Reserve raised the Federal Funds target rate. Our short-term borrowings are generally more sensitive to changes in interest rates than our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS. The decrease in net interest income for 2021 compared to 2020 was primarily due to the sale of MBS and GSE CRT in the first half of 2020 as previously discussed.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 2.64% for the year ended December 31, 2022 (2021: 2.06%; 2020: 2.36%). The increase in net interest rate margin for the year ended December 31, 2022 compared to 2021 was primarily due to our rotation into higher yielding Agency RMBS, which was partially offset by higher interest rates on our borrowings. The decrease in net interest rate margin for 2021 compared to 2020 was primarily due to the change in our portfolio composition, including related repurchase agreements borrowings.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
$ in thousands	2022	2021	2020
Net realized gains (losses) on sale of MBS and GSE CRT	(1,163,910)	(281,224)	(363,781)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	—	(101,138)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	118,365	(85,702)	(492,047)
Net unrealized gains (losses) on commercial loan	404	417	(1,164)
Net realized gains (losses) on U.S. Treasury securities	(34,198)	—	—
Realized loss on loan participation interest	—	—	(3,808)
Total gain (loss) on investments, net	(1,079,339)	(366,509)	(961,938)

During the year ended December 31, 2022, we sold MBS for cash proceeds of $27.3 billion (2021: MBS of $16.3 billion; 2020: MBS and GSE CRTs of $25.0 billion) and realized net losses of $1.2 billion (2021: net losses of $281.2 million; 2020: net losses of $363.8 million). Realized net losses during the year ended December 31, 2022 and 2021 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS. We sold securities during the year ended December 31, 2020 to generate liquidity and reduce leverage in response to the financial market disruption caused by the COVID-19 pandemic. A portion of these sales were involuntary liquidations at significantly distressed market prices as certain of our repurchase agreement counterparties seized and sold our securities when we were unable to meet margin calls in March 2020.
We did not record any impairment during the years ended December 31, 2022 and 2021 because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. We recorded $94.1 million of impairment on non-Agency RMBS and CMBS securities during the year ended December 31, 2020, because we intended to sell or more likely than not would be required to sell the securities before recovery of amortized cost basis. For additional information regarding our accounting policy for impairment, refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our GSE CRTs purchased on or after August 24, 2015. Before September 1, 2016, we had also elected the fair value option for our RMBS IOs. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2022, $4.7 billion or 99% (December 31, 2021: $7.7 billion or 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $118.4 million in 2022 (2021: net unrealized losses of $85.7 million on our MBS portfolio accounted for under the fair value option; 2020; net unrealized losses of $492.0 million on our MBS and GSE CRT portfolio accounted for under the fair value option). Net unrealized gains in the year ended December 31, 2022 reflect reclassifications on securities that were sold as well as tighter spreads and favorable rates on assets held at year end. Net unrealized losses in the years ended December 31, 2021 and 2020 primarily reflect wider interest rate spreads.
In October 2022, our commercial loan with a principal balance of $23.9 million was repaid in full. We recorded unrealized gains of $404,000 and $417,000 on our commercial loan investment during the years ended December 31, 2022 and 2021, respectively, and unrealized losses of $1.2 million during the year ended December 31, 2020. We valued our commercial loan investment based upon a valuation from an independent pricing service.
We recorded a realized loss of $3.8 million on our loan participation interest during year ended December 31, 2020. We sold the loan participation interest in April 2020.
We recorded net realized losses of $34.2 million on U.S. Treasury securities during the year ended December 31, 2022 due to rising interest rates. We did not invest in U.S. Treasury securities during the years ended December 31, 2021 and 2020.
(Increase) Decrease in Provision for Credit Losses
As of December 31, 2022, approximately $42.5 million of our $4.8 billion of MBS are classified as available-for-sale and subject to evaluation for credit losses. We did not record any provisions for credit losses during the year ended December 31, 2022. We recorded a provision for credit losses of $1.8 million on a single non-Agency CMBS for the year ended December 31, 2020. We recorded a $1.8 million decrease in the provision for credit losses during the year ended December 31, 2021 because the security fully repaid in June 2021. Refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for additional information on how we calculate our provision for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2022, we recorded equity in losses of unconsolidated ventures of $407,000 (2021: equity in earnings of $870,000; 2020: equity in earnings of $1.2 million). Earnings and losses of unconsolidated ventures are driven primarily by the underlying portfolio investments.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2022, 2021 and 2020:

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)
During the year ended December 31, 2022, we terminated existing interest rate swaps with a notional amount of $10.0 billion and entered into new swaps with a notional amount of $10.1 billion, excluding terminations and additions of forward starting swaps. We realized a net gain of $593.0 million on interest rate swaps during the year ended December 31, 2022 due to rising interest rates. As of December 31, 2022, we had $4.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 28 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
During the year ended December 31, 2021, we terminated existing swaps with a notional amount of $2.5 billion and entered into new swaps with a notional amount of $4.3 billion, excluding terminations and additions related to the transition of interest rate swaps to swaps that are indexed to SOFR in the fourth quarter of 2021 and terminations and additions of forward starting swaps. We realized a net gain of $185.2 million on interest rate swaps during the year ended December 31, 2021 due to rising interest rates.
In March 2020, we terminated interest rate swaps as we repositioned our portfolio in response to unprecedented market conditions associated with the COVID-19 pandemic. Our exposure to interest rate risk decreased as we sold Agency assets and repaid borrowings. We realized a net loss of $904.7 million on these interest rate swaps during the first half of 2020 primarily due to falling interest rates. We resumed entering into interest rate swaps in July 2020 as we resumed investing in Agency RMBS and financing our investments with repurchase agreements.

As of December 31, 2022 and 2021, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	December 31, 2022				December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	5,800,000	0.45%	4.30%	6.3	6,300,000	0.30%	0.05%	5.7
(1)Excludes $975.0 million notional amount of interest rate swaps with forward start dates as of December 31, 2022 that will receive floating interest based upon SOFR (December 31, 2021: $1.3 billion).
As of December 31, 2022 and 2021, we held the following interest rate swaps whereby we pay floating rate interest based upon SOFR and receive fixed rate interest.

$ in thousands	December 31, 2022				December 31, 2021
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	2,350,000	4.30%	2.78%	9.3	1,750,000	0.05%	0.98%	4.9
(1)Excludes $275.0 million notional amount of interest rate swaps with forward start dates as of December 31, 2022 that will pay floating interest based upon SOFR (December 31, 2021: none).
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of December 31, 2022, we did not have any currency forward contracts outstanding. As of December 31, 2021 we had $13.6 million of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of December 31, 2022, we did not have a net notional amount of TBAs. During the year ended December 31, 2022, we recorded $133.0 million of realized and unrealized losses on TBAs primarily due to rising interest rates, in addition to wider interest rate spreads on Agency RMBS. As of December 31, 2021, we had $1.6 billion notional amount of TBAs and recorded $41.6 million of realized and unrealized losses on TBAs during the year ended December 31, 2021 primarily due to a sharp increase in mortgage rates in the first quarter of 2021. As of December 31, 2020, we had $1.7 billion notional amount of TBAs and recorded $24.4 million of realized and unrealized gains during the year ended December 31, 2020.
Realized and Unrealized Credit Derivative Income (Loss), net
The table below summarizes the components of realized and unrealized credit derivative income (loss), net for the year ended December 31, 2020.

Year Ended December 31
$ in thousands	2020
GSE CRT embedded derivative coupon interest	6,323
Gain (loss) on settlement of GSE CRT embedded derivatives	(31,354)
Change in fair value of GSE CRT embedded derivatives	(10,281)
Total realized and unrealized credit derivative income (loss), net	(35,312)
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
Other Investment Income (Loss), net
Our other investment income, net for the years ended December 31, 2022 and 2021 consisted of foreign currency transaction gains and losses. Other investment income, net for the year ended December 31, 2020 primarily consisted of quarterly dividends on FHLBI stock. Other investment income (loss), net decreased during the year ended December 31, 2021 compared to 2020 due to the redemption of our FHLBI stock. The table below summarizes the components of other investment income (loss), net for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
$ in thousands	2022	2021	2020
Dividend income	—	—	2,072
Gain (loss) on foreign currency transactions, net	186	1	65
Total	186	1	2,137
Expenses
For the year ended December 31, 2022, we incurred management fees of $16.9 million (2021: $21.1 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2022 compared to 2021 due to a lower stockholders' equity management fee base in 2022. Our management fees are calculated quarterly in arrears. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV, Item 15 of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2021 we incurred management fees of $21.1 million (2020: $29.4 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2021 compared to 2020 due to a lower stockholders' equity management fee base in 2021.
For the year ended December 31, 2022, our general and administrative expenses not covered under our management agreement amounted to $8.4 million (2021: $8.2 million; 2020: $10.9 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs. General and administrative costs were lower for the year ended December 31, 2021 compared to 2020 primarily due to fees paid for third-party legal and advisory services in connection with navigating market disruption associated with the COVID-19 pandemic totaling $2.6 million in 2020.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $14.2 million during the year ended December 31, 2022.
Issuance and Redemption Costs of Redeemed Preferred Stock
In June, 2021, we redeemed all issued and outstanding shares of our Series A Preferred Stock. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $4.7 million in net income (loss) attributable to common stockholders during the year ended December 31, 2021.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2022, our net loss attributable to common stockholders was $417.0 million (2021: $132.5 million net loss attributable to common stockholders; 2020: $1.7 billion net loss attributable to common stockholders) or $12.21 basic and diluted net loss per average share available to common stockholders (2021: $4.82 basic and diluted net loss per average share available to common stockholders; 2020: $98.93 basic and diluted net loss per average share available to common stockholders).
For the year ended December 31, 2022, the change in net loss attributable to common stockholders compared to 2021 was primarily due to: (i) net losses on investments of $1.1 billion versus $366.5 million in the 2021 period; (ii) net gains on derivative instruments of $559.0 million versus net gains on derivatives of $122.6 million in the 2021 period; (iii) lower net interest income of $143.0 million versus $180.5 million in the 2021 period; and (iv) a gain on repurchase and retirement of preferred stock of $14.2 million in 2022.
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
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, net changes in net interest income, gains of repurchase and retirement of preferred stock, realized and unrealized credit derivative income (loss) and gain (loss) on extinguishment of debt see preceding discussion under “Gain (Loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net”, “Net Interest Income”, “Gain on Repurchase and Retirement of Preferred Stock”, “Realized and Unrealized Credit Derivative Income (Loss), net” and “Net Gain (Loss) on Extinguishment of Debt.”
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2022	2021
Net income (loss) attributable to common stockholders	(416,963)	(132,477)
Adjustments:
(Gain) loss on investments, net	1,079,339	366,509
Realized (gain) loss on derivative instruments, net (1)	(459,466)	(156,157)
Unrealized (gain) loss on derivative instruments, net (1)	(12,669)	17,743
TBA dollar roll income (2)	28,843	40,058
Gain on repurchase and retirement of preferred stock	(14,179)	—
(Gain) loss on foreign currency transactions, net (3)	(186)	(1)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(19,708)	(22,000)
Subtotal	601,974	246,152
Earnings available for distribution	185,011	113,675
Basic earnings (loss) per common share	(12.21)	(4.82)
Earnings available for distribution per common share (5)	5.42	4.13

(1)U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2022	2021
Realized gain (loss) on derivative instruments, net	459,466	156,157
Unrealized gain (loss) on derivative instruments, net	12,669	(17,743)
Contractual net interest income (expense) on interest rate swaps	86,872	(15,803)
Gain (loss) on derivative instruments, net	559,007	122,611

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

(3)     Gain (loss) on foreign currency transactions, net is included in other investment income (loss) net on the consolidated statements of operations.

(4)    U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2022	2021
Interest expense on repurchase agreements outstanding	71,268	10,710
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,708)	(22,000)
Repurchase agreements interest expense	51,560	(11,290)

(5)    Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding. Earnings available for distribution per common share has been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.
The components of earnings available for distribution for the years ended December 31, 2022 and 2021 are:

	Years Ended December 31,
$ in thousands	2022	2021
Effective net interest income(1)	210,117	142,689
TBA dollar roll income	28,843	40,058
Equity in earnings (losses) of unconsolidated ventures	(407)	870
(Increase) decrease in provision for credit losses	—	1,768
Total expenses	(25,324)	(29,233)
Subtotal	213,229	156,152
Dividends to preferred stockholders	(28,218)	(37,795)
Issuance and redemption costs of redeemed preferred stock	—	(4,682)
Earnings available for distribution	185,011	113,675
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased for the year ended December 31, 2022 compared to 2021 primarily due to an increase in effective net interest income. See below for a discussion of the change in effective net interest income. As discussed above, we did not report earnings available for distribution for the year ended December 31, 2020.

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
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our floating rate borrowings. We add back the net payments or receipts on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
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

The following table reconciles total interest income to effective interest income and yield to effective yield for the following periods:

	Years Ended December 31,
	2022		2021		2020
$ in thousands	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield	Reconciliation	Yield/Effective Yield
Total interest income	194,513	3.79%	169,202	1.92%	280,166	3.55%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	—	—%	6,323	0.08%
Effective interest income	194,513	3.79%	169,202	1.92%	286,489	3.63%
Our effective interest income increased for the year ended December 31, 2022 versus 2021, despite lower average earnings assets, due to a 187 basis point increase in effective yields resulting from our rotation in higher yielding Agency RMBS.
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
The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2022		2021		2020
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	51,560	1.15%	(11,290)	(0.14)%	82,262	1.19%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	19,708	0.44%	22,000	0.28%	23,794	0.34%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(86,872)	(1.93)%	15,803	0.20%	(8,047)	(0.12)%
Effective interest expense	(15,604)	(0.34)%	26,513	0.34%	98,009	1.41%
Our effective interest expense and effective cost of funds decreased for the year ended December 31, 2022 versus 2021 despite an increase in total interest expense, which reflects increases in the Federal Funds target rate, due to $86.9 million of contractual net interest income on interest rate swaps compared to $15.8 million of contractual net interest expense in 2021. The change in contractual net interest expense (income) on interest rate swaps was driven by rising interest rates.
Our effective interest expense and effective cost of funds decreased for the year ended December 31, 2021 versus 2020 primarily due to a lower average cost of funds reflecting decreases in the Federal Funds target rate. Lower total interest expense was partially offset by contractual net interest expense on interest rate swaps of $15.8 million for the year ended December 31, 2021 compared to $8.0 million of contractual net interest income for the same period in 2020.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2022		2021		2020
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	142,953	2.64%	180,492	2.06%	197,904	2.36%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(19,708)	(0.44)%	(22,000)	(0.28)%	(23,794)	(0.34)%
Add: GSE CRT embedded derivative coupon interest recorded as realized and unrealized credit derivative income (loss), net	—	—%	—	—%	6,323	0.08%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	86,872	1.93%	(15,803)	(0.20)%	8,047	0.12%
Effective net interest income	210,117	4.13%	142,689	1.58%	188,480	2.22%
Effective net interest income and effective interest rate margin increased for the year ended December 31, 2022 versus 2021 due to changes in contractual net interest income (expense) on interest rate swaps and an increase in total interest income resulting from our rotation into higher yielding Agency RMBS, which were partially offset by higher total interest expense and a higher average cost of funds resulting from increases in the Federal Funds target rate.
Effective net interest income decreased for the year ended December 31, 2021 versus 2020 primarily due to lower asset yields as a result of our asset sales in the first half of 2020 that were partially offset by a lower average cost of funds reflecting decreases in the Federal Funds target rate. Effective interest rate margin deceased for the year ended December 31, 2021 versus 2020 due to changes in portfolio composition.
Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of December 31, 2022 and December 31, 2021. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of December 31, 2022, approximately 95% of our equity is allocated to Agency RMBS.
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

December 31, 2022

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	4,746,693	45,200	4,791,893
Cash and cash equivalents (2)	175,535	—	175,535
Restricted cash(3)	103,246	—	103,246
Derivative assets, at fair value (3)	662	—	662
Other assets	25,252	807	26,059
Total assets	5,051,388	46,007	5,097,395

Repurchase agreements	4,234,823	—	4,234,823
Derivative liabilities, at fair value (3)	2,079	—	2,079
Other liabilities	53,980	2,438	56,418
Total liabilities	4,290,882	2,438	4,293,320

Total stockholders' equity (allocated)	760,506	43,569	804,075
Debt-to-equity ratio (4)	5.6	—	5.3
Economic debt-to-equity ratio (5)	5.6	—	5.3
(1)Investments in non-Agency CMBS, non-Agency RMBS and unconsolidated joint ventures are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets and liabilities are allocated based on our hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.4 million as of December 31, 2022) to total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $278.8 million at December 31, 2022 (2021: $577.1 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $196.1 million for the year ended December 31, 2022 (2021: $152.3 million; 2020: $170.5 million).
Our investing activities provided net cash of $2.4 billion for the year ended December 31, 2022 (2021: $120.7 million; 2020: $11.6 billion). Our primary source of cash from investing activities during the year ended December 31, 2022 was proceeds from the sale of MBS of $27.3 billion and proceeds from the sale of U.S. Treasury securities of $468.1 million. We also generated $403.3 million from principal payments of MBS and received cash of $459.5 million to settle derivative contracts during the year ended December 31, 2022. We used cash of $25.7 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities during the year ended December 31, 2022.
During the year ended December 31, 2021, we sold MBS for proceeds of $16.3 billion. We also generated $825.2 million from principal payments of MBS and received cash of $156.2 million to settle derivative contracts during the year ended December 31, 2021. We used cash of $17.1 billion to purchase MBS during the year ended December 31, 2021.
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
Our financing activities used net cash of $2.9 billion for the year ended December 31, 2022 (2021: $88.6 million; 2020:$11.6 billion). Our financing activities for the year ended December 31, 2022 primarily consisted of net principal repayments on our repurchase agreements of $2.8 billion. We paid dividends of $140.3 million and used $115.1 million to repurchase Series B and Series C Preferred Stock. Proceeds from the issuance of common stock provided $81.9 million during the year ended December 31, 2022.
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
As of December 31, 2022, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5%. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of December 31, 2022, we held $4.4 billion of Agency securities that are financed by repurchase agreements. We also had approximately $352.9 million of unencumbered investments and unrestricted cash of $175.5 million as of December 31, 2022. As of December 31, 2022, our known contractual obligations primarily consist of $4.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 28 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $6.3 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
As of December 31, 2022, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $40.2 million, or 5% of our stockholders’ equity. The following table summarizes our exposure under repurchase agreements to counterparties by geographic concentration as of December 31, 2022. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	11	2,226,824	101,255
Europe (excluding United Kingdom)	2	408,939	15,633
Asia	3	1,098,293	54,939
United Kingdom	1	500,767	19,090
Total	17	4,234,823	190,917

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2022. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2022. Consequently, we believe we met the REIT income and asset test as of December 31, 2022. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2022. Therefore, as of December 31, 2022, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2022, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
For additional discussion of market risk, see Item Part I. Item 1A - Risk Factors of this Report.
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
Increased inflation, elevated interest rate volatility and other factors have made it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at December 31, 2022 and 2021, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At December 31, 2022		At December 31, 2021
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.97)%	(1.15)%	(3.27)%	(1.61)%
+0.50%	(1.54)%	(0.48)%	(0.19)%	(0.52)%
-0.50%	1.56%	0.22%	(1.96)%	(0.38)%
-1.00%	2.90%	0.13%	(16.33)%	(2.11)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2022 and 2021. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
The pace of commercial real estate fundamental improvement is moderating given accelerating monetary policy tightening by the Federal Reserve. Occupancy and rental rates have stabilized and valuations face downward pressure as property borrowing costs remain elevated. Meanwhile, residential real estate fundamentals have also deteriorated due to historically low affordability driven by the dramatic rise in mortgage rates throughout 2022.

CMBS loan delinquencies increased in the fourth quarter but remain materially lower than COVID-19 peak levels. Many borrowers continue to experience difficulties meeting their obligations or seek to forbear or further forbear payment on their mortgage loans. Given tightening lending conditions, loans may continue to experience increasing delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
Foreign Exchange Rate Risk
As of December 31, 2022, we have an investment of €43,000 in an unconsolidated joint venture whose net assets and results of operations are exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We have historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Their report dated February 21, 2023, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2022 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2023 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 75 - 106 of this Report.
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

3.7	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.8	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.9	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.9 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022).

3.10	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc.

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

§ 10.5	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed with the SEC on May 4, 2022.

10.6
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan (May 2021), incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q, filed with the SEC on August 4, 2021.

70

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2022	106

72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Mortgage-Backed Securities, at fair value
As described in Notes 2 and 10 to the consolidated financial statements, the Company’s mortgage-backed securities, at fair value were $4.8 billion as of December 31, 2022. Management determines the fair value of mortgage-backed securities using an independent primary pricing service. If the primary pricing service cannot provide a price, management seeks a value from other pricing services. The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount.
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
February 21, 2023
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
$ in thousands except share amounts
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,439,583 and $7,326,175, respectively)	4,791,893	7,804,259
Cash and cash equivalents	175,535	357,134
Restricted cash	103,246	219,918
Due from counterparties	1,584	7,985
Investment related receivable	22,744	16,766
Derivative assets, at fair value	662	270
Other assets	1,731	37,509
Total assets	5,097,395	8,443,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,234,823	6,987,834
Derivative liabilities, at fair value	2,079	14,356
Dividends payable	25,162	29,689
Accrued interest payable	20,546	1,171
Collateral held payable	4,892	280
Accounts payable and accrued expenses	1,365	1,887
Due to affiliate	4,453	6,489
Total liabilities	4,293,320	7,041,706
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,537,634 and 6,200,000 shares issued and outstanding, respectively ($113,441 and $155,000 aggregate liquidation preference, respectively)	109,679	149,860
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,816,470 and 11,500,000 shares issued and outstanding, respectively ($195,412 and $287,500 aggregate liquidation preference, respectively)	189,028	278,108
Common Stock, par value $0.01 per share; 67,000,000 and 450,000,000 shares authorized, respectively; 38,710,916 and 32,987,478 shares issued and outstanding, respectively	387	330
Additional paid in capital	3,901,562	3,819,375
Accumulated other comprehensive income	10,761	37,286
Retained earnings (distributions in excess of earnings)	(3,407,342)	(2,882,824)
Total stockholders’ equity	804,075	1,402,135
Total liabilities and stockholders' equity	5,097,395	8,443,841
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
$ in thousands except share data
Interest income
Mortgage-backed and other securities	192,566	167,056	277,400
Commercial and other loans	1,947	2,146	2,766
Total interest income	194,513	169,202	280,166
Interest expense
Repurchase agreements (1)	51,560	(11,290)	73,607
Secured loans	—	—	8,655
Total interest expense	51,560	(11,290)	82,262
Net interest income	142,953	180,492	197,904
Other income (loss)
Gain (loss) on investments, net	(1,079,339)	(366,509)	(961,938)
(Increase) decrease in provision for credit losses	—	1,768	(1,768)
Equity in earnings (losses) of unconsolidated ventures	(407)	870	1,163
Gain (loss) on derivative instruments, net	559,007	122,611	(851,050)
Realized and unrealized credit derivative income (loss), net	—	—	(35,312)
Net gain (loss) on extinguishment of debt	—	—	14,742
Other investment income (loss), net	186	1	2,137
Total other income (loss)	(520,553)	(241,259)	(1,832,026)
Expenses
Management fee — related party	16,906	21,080	29,367
General and administrative	8,418	8,153	10,863
Total expenses	25,324	29,233	40,230
Net income (loss)	(402,924)	(90,000)	(1,674,352)
Dividends to preferred stockholders	(28,218)	(37,795)	(44,426)
Gain on repurchase and retirement of preferred stock	14,179	—	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—
Net income (loss) attributable to common stockholders	(416,963)	(132,477)	(1,718,778)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(12.21)	(4.82)	(98.93)
Diluted	(12.21)	(4.82)	(98.93)
Weighted average number of shares of common stock:
Basic	34,160,080	27,513,223	17,373,039
Diluted	34,160,080	27,513,223	17,373,039
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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021	2020
$ in thousands
Net income (loss)	(402,924)	(90,000)	(1,674,352)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed and credit risk transfer securities, net	(6,280)	756	(223,416)
Reclassification of unrealized (gain) loss on sale of mortgage-backed and credit risk transfer securities to gain (loss) on investments, net	—	—	13,940
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	—	1,768
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(19,708)	(22,000)	(23,794)
Currency translation adjustments on investment in unconsolidated venture	(537)	(75)	1,144
Total other comprehensive income (loss)	(26,525)	(21,319)	(230,358)
Comprehensive income (loss)	(429,449)	(111,319)	(1,904,710)
Dividends to preferred stockholders	(28,218)	(37,795)	(44,426)
Gain on repurchase and retirement of preferred stock	14,179	—	—
Issuance and redemption costs of redeemed preferred stock	—	(4,682)	—
Comprehensive income (loss) attributable to common stockholders	(443,488)	(153,796)	(1,949,136)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$ in thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	14,425,636	144	2,893,951	288,963	(814,483)	2,931,899
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	342	342
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,674,352)	(1,674,352)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(230,358)	—	(230,358)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	4,254,974	43	420,694	—	—	420,737
Stock awards	—	—	—	—	—	—	7,750	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	1,633,851	16	74,218	—	(111,436)	(37,202)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(44,426)	(44,426)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	518	—	—	518
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	20,322,211	203	3,389,381	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—		(90,000)	(90,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(21,319)	—	(21,319)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	12,646,902	126	429,378	—	—	429,504
Stock awards	—	—	—	—	—	—	18,365	1	—	—	—	1
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(105,992)	(105,992)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(37,795)	(37,795)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	616	—	—	616
Balance at December 31, 2021	—	—	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(402,924)	(402,924)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(26,525)	—	(26,525)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	5,686,598	57	81,575	—	—	81,632
Stock awards	—	—	—	—	—	—	36,886	—	—	—	—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	—	—	(46)	—	(1)	—	—	(1)
Repurchase and retirement of preferred stock	—	—	(1,662,366)	(40,181)	(3,683,530)	(89,080)	—	—	—	—	14,179	(115,082)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(107,555)	(107,555)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(28,218)	(28,218)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	613	—	—	613
Balance at December 31, 2022	—	—	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	(402,924)	(90,000)	(1,674,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	(1,118)	37,397	15,980
Realized and unrealized (gain) loss on derivative instruments, net	(472,135)	(138,414)	859,097
Realized and unrealized (gain) loss on credit derivatives, net	—	—	41,635
(Gain) loss on investments, net	1,079,339	366,509	961,938
Increase (decrease) in provision for credit losses	—	(1,768)	1,768
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	45	9	229
Other amortization	(19,095)	(21,383)	(23,276)
Net (gain) loss on extinguishment of debt	—	—	(14,742)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(5,230)	(1,166)	51,645
Increase (decrease) in operating liabilities	17,201	1,108	(49,463)
Net cash provided by (used in) operating activities	196,083	152,292	170,459
Cash Flows from Investing Activities
Purchase of mortgage-backed and credit risk transfer securities	(25,723,584)	(17,132,975)	(13,613,447)
Purchase of U.S. Treasury securities	(502,290)	—	—
Distributions from (contributions to) investments in unconsolidated ventures, net	11,342	3,848	6,505
Change in other assets	—	—	40,846
Principal payments from mortgage-backed and credit risk transfer securities	403,327	825,189	892,592
Proceeds from sale of mortgage-backed and credit risk transfer securities	27,281,250	16,273,956	25,028,464
Proceeds from sale of U.S. Treasury securities	468,051	—	—
Payment on the sale of credit derivatives	—	—	(31,353)
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	459,466	156,160	(844,577)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	—	74,250
Net change in due from counterparties and collateral held payable on derivative instruments	2,594	(5,430)	1,093
Principal payments from commercial loan held-for-investment	23,917	—	136
Net cash provided by (used in) investing activities	2,424,073	120,748	11,554,509
Cash Flows from Financing Activities
Proceeds from issuance of common stock	81,899	430,496	420,737
Redemption of preferred stock	—	(140,038)	—
Repurchase of preferred stock	(115,082)	—	—
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	(1)	—	—
Principal repayments of secured loans	—	—	(1,650,000)
Proceeds from repurchase agreements	66,872,266	82,347,113	75,698,735
Principal repayments of repurchase agreements and related fees	(69,625,277)	(82,587,978)	(85,987,597)
Net change in due from counterparties and collateral held payable on repurchase agreements	8,419	(4,743)	33,773
Payments of deferred costs	(351)	(354)	(35)
Payments of dividends	(140,300)	(133,068)	(137,499)
Net cash provided by (used in) financing activities	(2,918,427)	(88,572)	(11,621,886)
Net change in cash, cash equivalents and restricted cash	(298,271)	184,468	103,082
Cash, cash equivalents and restricted cash, beginning of period	577,052	392,584	289,502
Cash, cash equivalents and restricted cash, end of period	278,781	577,052	392,584
Supplement Disclosure of Cash Flow Information
Interest paid	51,892	10,363	149,230
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed and credit risk transfer securities classified as available-for-sale	(6,280)	756	(207,708)
Dividends declared not paid	25,162	29,689	18,970
Increase (decrease) in Agency CMBS purchase commitments	—	—	(99,557)
Net change in investment related receivable (payable) excluding Agency CMBS purchase commitments	(707)	46	266
Change in foreign currency translation adjustment on other investments	537	75	(1,144)
Dividend paid in common stock	—	—	74,234
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
As of December 31, 2022, we were invested in:
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
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”); and
•other real estate-related financing arrangements.
During the periods presented in these consolidated financial statements, we also invested in:
•CMBS that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”);
•credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”);
•a commercial mortgage loan; and
•U.S. Treasury securities.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
For all periods presented in these consolidated financial statements, common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split, which was effected following the close of business on June 3, 2022, unless otherwise noted.
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
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
We have historically hedged foreign currency exposure with derivative financial instruments. Refer to Note 8 - “Derivatives and Hedging Activities” for further information.
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
The pricing service values interest rate swaps, currency forward contracts and to-be-announced securities (“TBAs”) under the market approach through the use of quoted prices available in an active market.
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
We also review daily price movements for interest rate swaps, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
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

An independent pricing service valued our commercial loan investment using a discounted cash flow analysis. The yield used in the discounted cash flow analysis was determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring mezzanine loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination.
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
Mortgage-Backed and Credit Risk Transfer Securities
We record our purchases of MBS and GSE CRTs on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Approximately $4.7 billion or 99% of our MBS are accounted for under the fair value option as of December 31, 2022 (December 31, 2021: $7.7 billion or 99%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016, GSE CRTs purchased on or after August 24, 2015 and all RMBS interest-only securities.
We classify the remaining balance of our MBS as available-for-sale ($42.5 million or 1% as of December 31, 2022; $70.2 million or 1% as of December 31, 2021). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
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
U.S. Treasury Securities
U.S. Treasury securities are classified as trading securities and reported at fair value on our consolidated balance sheets. Purchases of U.S. Treasury Securities are recorded on the trade date. Changes in the fair value of U.S. Treasury securities are recognized within gain (loss) on investments, net in our consolidated statements of operations. Coupon interest income is accrued based on the outstanding principal balance of the securities and their contractual terms. Interest income on U.S. Treasury securities is recognized within mortgage-backed and other securities interest income on our consolidated statements of operations.
Commercial Loan Held-For-Investment
We reported our commercial loan investment at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements. We recorded changes in fair value within gain (loss) on investments, net in our consolidated statements of operations.
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
Commercial and Other Loans
We recognize interest income from commercial and other loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Any related origination fees or costs on commercial and other loans for which we have elected the fair value option are recognized immediately in earnings. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2022, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
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
Repurchase Agreements
We have financed our purchases of mortgage-backed and credit risk transfer securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
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
Dividends Payable
Dividends payable represent dividends declared at the balance sheet date that are payable to common stockholders and preferred stockholders.
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
Share-Based Compensation
Under the terms of our amended and restated 2009 Equity Incentive Plan (the “Incentive Plan”), our independent directors are eligible to receive stock awards as part of their compensation for serving as directors, In addition, we may compensate the officers and employees of our Manager and its affiliates under the Incentive Plan under the terms of our management agreement.
Share-based compensation arrangements may include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. Compensation related to stock awards is recognized in the consolidated financial statements based on the fair value of the equity or liability instruments issued on the date of grant.
Underwriting Commissions and Offering Costs
Underwriting commissions and direct costs incurred in connection with our common and preferred stock offerings are recorded as a reduction of additional paid in capital and preferred stock, respectively.
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
We evaluate the terms and conditions of our holdings of swaptions, currency forward contracts and TBAs to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, swaptions, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations. The fair value of these swaptions, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets.
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
We have elected to treat one of our subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2022, 2021 and 2020.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.
Note 3 – Variable Interest Entities (“VIEs”)
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2022 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	36,787	36,787
Non-Agency RMBS	8,413	8,413
Investments in unconsolidated ventures	552	552
Total	45,752	45,752
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
The following tables summarize our MBS portfolio by asset type at December 31, 2022 and 2021.

December 31, 2022
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	4,722,768	(115,365)	4,607,403	54,334	4,661,737	5.26%
Agency-CMO (2)	619,069	(536,376)	82,693	2,263	84,956	9.09%
Non-Agency CMBS	38,652	(1,472)	37,180	(393)	36,787	8.35%
Non-Agency RMBS (3)(4)(5)	307,016	(299,012)	8,004	409	8,413	8.33%
Total	5,687,505	(952,225)	4,735,280	56,613	4,791,893	5.35%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2022 and incorporates future prepayment and loss assumptions.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 68.6% fixed rate, 30.6% variable rate and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 97.1% of principal/notional balance, 41.6% of amortized cost and 35.3% of fair value.

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
(2)     All Agency-CMO are Agency IO.
(3)     Non-Agency RMBS is 63.5% fixed rate, 35.6% variable rate and 0.9% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)    Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)    Non-Agency RMBS includes non-Agency IO which represent 97.7% of principal/notional balance, 44.8% of amortized cost and 19.9% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2022 and December 31, 2021. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of December 31, 2022 and December 31, 2021, approximately 99% of our MBS are accounted for under the fair value option.

	December 31, 2022			December 31, 2021
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	4,661,737	4,661,737	—	7,701,523	7,701,523
Agency-CMO	—	84,956	84,956	—	30,757	30,757
Non-Agency CMBS	36,787	—	36,787	62,909	—	62,909
Non-Agency RMBS	5,667	2,746	8,413	7,288	1,782	9,070
Total	42,454	4,749,439	4,791,893	70,197	7,734,062	7,804,259

The components of the carrying value of our MBS portfolio at December 31, 2022 and 2021 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our consolidated balance sheets, was $21.3 million at December 31, 2022 (December 31, 2021: $16.6 million).

	December 31, 2022			December 31, 2021
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	4,770,175	917,330	5,687,505	7,584,812	618,603	8,203,415
Unamortized premium	5,195	—	5,195	250,771	—	250,771
Unamortized discount	(126,112)	(831,308)	(957,420)	(11,902)	(582,553)	(594,455)
Gross unrealized gains (1)	62,245	4,605	66,850	8,754	109	8,863
Gross unrealized losses (1)	(7,535)	(2,702)	(10,237)	(60,741)	(3,594)	(64,335)
Fair value	4,703,968	87,925	4,791,893	7,771,694	32,565	7,804,259
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2022 and 2021 is provided below within this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of December 31, 2022 and 2021.

$ in thousands	December 31, 2022	December 31, 2021
Less than one year	26,593	23,150
Greater than one year and less than five years	10,194	891,510
Greater than or equal to five years	4,755,106	6,889,599
Total	4,791,893	7,804,259
The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2022 and 2021.

December 31, 2022	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	929,292	(7,060)	7	—	—	—	929,292	(7,060)	7
Agency-CMO (1)	25,417	(1,645)	6	2,934	(496)	1	28,351	(2,141)	7
Non-Agency CMBS (2)	26,592	(439)	2	—	—	—	26,592	(439)	2
Non-Agency RMBS (3)	349	(36)	2	1,411	(561)	9	1,760	(597)	11
Total	981,650	(9,180)	17	4,345	(1,057)	10	985,995	(10,237)	27
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with fair value of $1.4 million for which the fair value option has been elected. Such securities have unrealized losses of $561,000.

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
As of December 31, 2022 and 2021, we did not have an allowance for credit losses recorded on our consolidated balance sheet. The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Years Ended December 31,
	2021	2020
Beginning allowance for credit losses	(1,768)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	(1,768)
Decreases in the allowance for credit losses on securities that had an allowance recorded in a previous period	1,768	—
Ending allowance for credit losses	—	(1,768)

The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
$ in thousands	2022	2021	2020
Gross realized gains on sale of MBS and GSE CRT	5,348	3,297	656,915
Gross realized losses on sale of MBS and GSE CRT	(1,169,258)	(284,521)	(1,020,696)
Impairment of investments the Company intends to sell or more likely than not will be required to sell before recovery of amortized cost basis and other impairments	—	—	(101,138)
Net unrealized gains (losses) on MBS and GSE CRT accounted for under the fair value option	118,365	(85,702)	(492,047)
Net unrealized gains (losses) on commercial loan	404	417	(1,164)
Net realized gains (losses) on U.S. Treasury securities	(34,198)	—	—
Realized loss on loan participation interest	—	—	(3,808)
Total gain (loss) on investments, net	(1,079,339)	(366,509)	(961,938)

The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the years ended December 31, 2022, 2021 and 2020. GSE CRT interest income excludes coupon interest associated with embedded derivatives not accounted for under the fair value option of $6.3 million for the years ended December 31, 2020 that was recorded as realized and unrealized credit derivative income (loss), net.

For the Year ended December 31, 2022
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	191,898	(6,755)	185,143
Non-Agency CMBS	2,366	1,624	3,990
Non-Agency RMBS	1,223	(552)	671
U.S. Treasury Securities	1,773	(41)	1,732
Other	1,030	—	1,030
Total	198,290	(5,724)	192,566

For the Year ended December 31, 2021
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	201,694	(41,881)	159,813
Non-Agency CMBS	3,841	2,695	6,536
Non-Agency RMBS	1,950	(1,264)	686
Other	21	—	21
Total	207,506	(40,450)	167,056

For the Year ended December 31, 2020
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	161,845	(32,737)	129,108
Agency CMBS	35,822	(1,744)	34,078
Non-Agency CMBS	76,068	14,721	90,789
Non-Agency RMBS	13,895	1,107	15,002
GSE CRT	10,232	(2,560)	7,672
Other	751	—	751
Total	298,613	(21,213)	277,400
Note 5 – Other Assets
The following table summarizes our other assets as of December 31, 2022 and 2021:

$ in thousands	December 31, 2022	December 31, 2021
Commercial loan, held-for-investment	—	23,515
Investments in unconsolidated ventures	552	12,476
Prepaid expenses and other assets	1,179	1,518
Total	1,731	37,509

Our commercial loan was fully repaid in October 2022. The loan had a principal balance of $23.9 million and a weighted average coupon rate of 8.60% as of December 31, 2021. During the year ended December 31, 2022 we recorded unrealized gains of $404,000 on our commercial loan (2021: unrealized gains of $417,000, 2020: unrealized losses of $1.2 million).
We have invested in unconsolidated ventures that are managed by an affiliate of our Manager. The unconsolidated ventures invest in our target assets. Refer to Note 14 - “Commitments and Contingencies” for additional details regarding our commitments to these unconsolidated ventures.
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. The following tables summarize certain characteristics of our repurchase agreements at December 31, 2022 and 2021. Refer to Note 7 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	December 31, 2022
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,234,823	4.24%	28
Total Borrowings	4,234,823	4.24%	28

	December 31, 2021
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	6,987,834	0.14%	29
Total Borrowings	6,987,834	0.14%	29

Our repurchase agreements bear interest at a contractually agreed upon rate. Agency RMBS repurchase agreements generally have maturities ranging from one to six months. Repurchase agreements are accounted for as secured borrowings since we maintain effective control of the financed assets. The repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2022.
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

Note 7 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, currency forward contracts, and TBAs as of December 31, 2022 and 2021. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and currency forward contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2022 and 2021, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2022	December 31, 2021
Repurchase agreements:
Agency RMBS	4,439,583	7,326,175
Cash	—	3,527
Total repurchase agreements collateral pledged	4,439,583	7,329,702
Derivative instruments:
Cash	1,584	4,458
Restricted cash	103,246	219,918
Total derivative instruments collateral pledged	104,830	224,376
Total collateral pledged:
Agency RMBS	4,439,583	7,326,175
Cash	1,584	7,985
Restricted cash	103,246	219,918
Total collateral pledged	4,544,413	7,554,078

Collateral Held	December 31, 2022	December 31, 2021
Repurchase agreements:
Cash	4,892	—
Non-cash collateral	7,216	248
Total repurchase agreements collateral held	12,108	248
Derivative instruments:
Cash	—	280
Total derivative instruments collateral held	—	280

Total collateral held:
Cash	4,892	280
Non-cash collateral	7,216	248
Total collateral held	12,108	528

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
As of December 31, 2022 and 2021, our repurchase agreement collateral ratio (MBS pledged as collateral/ repurchase agreement amount outstanding) was 105%.
Interest Rate Swaps
As of December 31, 2022 and 2021, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
The following table summarizes changes in the notional amount of our derivative instruments during 2022:

$ in thousands	Notional Amount as of December 31, 2021	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2022
Interest Rate Swaps (1)(2)	8,050,000	10,075,000	(9,975,000)	8,150,000
Currency Forward Contracts	13,596	23,485	(37,081)	—
TBA Purchase Contracts	1,600,000	20,072,000	(21,272,000)	400,000
TBA Sale Contracts	—	(21,672,000)	21,272,000	(400,000)
Total	9,663,596	8,498,485	(10,012,081)	8,150,000
(1)Does not include interest rate swaps with forward start dates. See below for additional details on our interest rate swaps with forward start dates.
(2)Notional amount as of December 31, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.4 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2021 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $19.7 million as a decrease to interest expense for the year ended December 31, 2022 (2021: $22.0 million as a decrease; 2020: $23.8 million as a decrease). As of December 31, 2022, $10.4 million (2021: $30.1 million) of net unrealized gains on discontinued cash flow hedges are still included in accumulated other comprehensive income. We expect to reclassify the remaining amount of net unrealized gains recorded in AOCI as a decrease to interest expense on repurchase agreements on the consolidated statements of operations in 2023.
As of December 31, 2022 and 2021, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	4.30%	2.2
3 to 5 years	1,475,000	0.27%	4.30%	4.7
5 to 7 years	850,000	0.38%	4.30%	6.2
7 to 10 years	1,425,000	0.55%	4.30%	7.8
Greater than 10 years	500,000	1.92%	4.30%	19.2
Total	5,800,000	0.45%	4.30%	6.3

$ in thousands	As of December 31, 2021
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.06%	0.05%	2.6
3 to 5 years	1,250,000	0.12%	0.05%	3.6
5 to 7 years	2,225,000	0.32%	0.05%	5.9
7 to 10 years	1,825,000	0.52%	0.05%	8.6
Total	6,300,000	0.30%	0.05%	5.7
As of December 31, 2022, we held $975.0 million notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2021: $1.3 billion). As of December 31, 2022, these interest rate swaps had a weighted average maturity of 16.5 years (December 31, 2021: 20.8 years) and a weighted average fixed pay rate of 0.89% (December 31, 2021: 0.99%).
As of December 31, 2022 and December 31, 2021, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of December 31, 2022
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	100,000	4.30%	4.90%	0.9
3 to 5 years	550,000	4.30%	2.74%	4.0
5 to 7 years	1,125,000	4.30%	2.66%	6.0
7 to 10 years	200,000	4.30%	2.66%	8.4
Greater than 10 years	375,000	4.30%	2.67%	29.5
Total	2,350,000	4.30%	2.78%	9.3

$ in thousands	As of December 31, 2021
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,000,000	0.05%	0.77%	2.6
5 to 7 years	500,000	0.05%	1.26%	6.9
7 to 10 years	250,000	0.05%	1.27%	10.0
Total	1,750,000	0.05%	0.98%	4.9
As of December 31, 2022, we held $275.0 million notional amount of interest rate swaps with forward start dates that will pay floating interest based on SOFR. As of December 31, 2022, these interest rate swaps had a weighted average maturity of 16.0 years and a weighted average fixed receive rate of 2.63%. We did not hold any such interest rate swaps as of December 31, 2021.
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
We use currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. We did not have any currency forward contracts outstanding as of December 31, 2022. As of December 31, 2021 we had $13.6 million of notional amount of currency forward contracts related to an investment in an unconsolidated venture denominated in euro.
Credit Derivatives
Our GSE CRTs purchased before August 24, 2015 were accounted for as hybrid financial instruments consisting of a debt host contract and an embedded credit derivative. Embedded derivatives associated with GSE CRTs were recorded within mortgage-backed and credit risk transfer securities, at fair value, on our consolidated balance sheets. We sold all of our GSE CRT investments that were accounted for as hybrid financial instruments in 2020.

TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2022 and 2021.

$ in thousands	As of December 31, 2022
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts (1)	400,000	404,144	402,237	(1,907)
TBA sales contracts (2)	(400,000)	(402,707)	(402,237)	470
Net TBA derivatives	—	1,437	—	(1,437)
(1)Net carrying value of TBA purchase contracts includes $1.9 million of derivative liabilities.
(2)Net carrying value of TBA sales contract includes $642,000 of derivative assets and $172,000 of derivative liabilities.

$ in thousands	As of December 31, 2021
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA purchase contracts	1,600,000	1,636,906	1,633,955	(2,951)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2022 and 2021.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2022	As of December 31, 2021		As of December 31, 2022	As of December 31, 2021
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	20	—	Interest Rate Swaps Liability	—	11,405
Currency Forward Contracts	—	270	Currency Forward Contracts	—	—
TBAs	642	—	TBAs	2,079	2,951
Total Derivative Assets	662	270	Total Derivative Liabilities	2,079	14,356
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our credit derivatives on our consolidated statements of operations for the year ended December 31, 2020.

$ in thousands	Year Ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss), net	GSE CRT embedded derivative coupon interest	Unrealized gain (loss), net	Realized and unrealized credit derivative income (loss), net
GSE CRT Embedded Derivatives	(31,354)	6,323	(10,281)	(35,312)

The following tables summarize the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611

$ in thousands	Year ended December 31, 2020
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(857,753)	8,047	(24,068)	(873,774)
Currency Forward Contracts	(1,301)	—	(345)	(1,646)
TBAs	14,477	—	9,893	24,370
Total	(844,577)	8,047	(14,520)	(851,050)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2022 and December 31, 2021. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $20,000 at December 31, 2022 (December 31, 2021: liability of $11.4 million) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

As of December 31, 2022

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	642	—	642	(642)	—	—
Total Assets	642	—	642	(642)	—	—

Liabilities
Derivatives (1) (2)	(2,079)	—	(2,079)	642	1,297	(140)
Repurchase Agreements (3)	(4,234,823)	—	(4,234,823)	4,234,823	—	—
Total Liabilities	(4,236,902)	—	(4,236,902)	4,235,465	1,297	(140)
As of December 31, 2021

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	270	—	270	—	(270)	—
Total Assets	270	—	270	—	(270)	—

Liabilities
Derivatives (1) (2)	(2,951)	—	(2,951)	—	2,951	—
Repurchase Agreements (3)	(6,987,834)	—	(6,987,834)	6,987,834	—	—
Total Liabilities	(6,990,785)	—	(6,990,785)	6,987,834	2,951	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our currency forward contracts, TBAs and centrally cleared interest rate swaps was $104.8 million and $224.4 million at December 31, 2022 and December 31, 2021, respectively. Cash collateral pledged on our centrally cleared interest rate swaps is settled against the fair value of these swaps and is therefore excluded from the tables above. We held no cash collateral on our derivatives as of December 31, 2022 and $280,000 as of December 31, 2021.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $4.4 billion and $7.3 billion as of December 31, 2022 and December 31, 2021, respectively. We pledged no cash collateral and $3.5 million of cash collateral under repurchase agreements as of December 31, 2022 and December 31, 2021, respectively. We held cash collateral of $4.9 million and no cash collateral under repurchase agreements as of December 31, 2022 and December 31, 2021, respectively.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,791,893	—	—	4,791,893
Derivative assets	—	662	—	—	662
Other assets	—	—	—	552	552
Total assets	—	4,792,555	—	552	4,793,107
Liabilities:
Derivative liabilities	—	2,079	—	—	2,079
Total liabilities	—	2,079	—	—	2,079

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3 (3)	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,804,259	—	—	7,804,259
Derivative assets	—	270	—	—	270
Other assets	—	—	23,515	12,476	35,991
Total assets	—	7,804,529	23,515	12,476	7,840,520
Liabilities:
Derivative liabilities	—	14,356	—	—	14,356
Total liabilities	—	14,356	—	—	14,356
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2022, our unconsolidated ventures were in liquidation and plan to sell or settle their remaining investments as expeditiously as possible.
(3)We used an independent third party appraisal to value our commercial loan investment.

The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial loan investment, which we valued utilizing Level 3 inputs.

	Years Ended
$ in thousands	December 31, 2022	December 31, 2021
Beginning balance	23,515	23,098
Repayments	(23,919)	—
Total net unrealized gains (losses) included in net income:
Unrealized gain (loss)	404	417
Ending balance	—	23,515
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	4,234,823	4,233,627	6,987,834	6,987,806
Total	4,234,823	4,233,627	6,987,834	6,987,806
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the year ended December 31, 2022, we reimbursed our Manager $1.5 million (2021: $1.1 million; 2020: $1.1 million) for costs of support personnel.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
$ in thousands	2022	2021	2020
Incurred costs, prepaid or expensed	8,085	7,108	10,845
Incurred costs, charged against equity as a cost of raising capital	223	692	239
Total incurred costs, originally paid by our Manager	8,308	7,800	11,084
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
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $14.2 million. As of December 31, 2022, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month London Interbank Offered Rate ("LIBOR") plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.
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
The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will cease to publish three-month USD LIBOR settings on July 1, 2023. We do not currently intend to amend our Series B or Series C Preferred Stock to change the existing USD LIBOR cessation fallback language.
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
During the year ended December 31, 2022, we sold 5,686,598 shares (2021: 5,574,402 shares) of common stock in at-the-market transactions under our equity distribution agreements for proceeds of $81.6 million (2021: $180.5 million) net of approximately $1.3 million (2021: $2.6 million) in commissions and fees. We did not have any remaining shares authorized under our at-the-market program as of December 31, 2022.
During the years ended December 31, 2022 and December 31, 2021, we did not repurchase any shares of our common stock. As of December 31, 2022, we had authority to purchase 1,816,398 shares of our common stock through our share repurchase program.
In May 2022, we granted 32,571 restricted shares of common stock to our independent directors. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2022 and December 31, 2021, respectively. The tables exclude gains and losses on MBS and GSE CRTs that are accounted for under the fair value option.

	December 31, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(6,280)	—	(6,280)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,708)	(19,708)
Currency translation adjustments on investment in unconsolidated venture	(537)	—	—	(537)
Total other comprehensive income (loss)	(537)	(6,280)	(19,708)	(26,525)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(537)	(6,280)	(19,708)	(26,525)
AOCI balance at end of period	(113)	469	10,405	10,761

	December 31, 2021
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	756	—	756
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(22,000)	(22,000)
Currency translation adjustments on investment in unconsolidated venture	(75)	—	—	(75)
Total other comprehensive income (loss)	(75)	756	(22,000)	(21,319)

AOCI balance at beginning of period	499	5,993	52,113	58,605
Total other comprehensive income (loss)	(75)	756	(22,000)	(21,319)
AOCI balance at end of period	424	6,749	30,113	37,286
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
Dividends declared per share on our common stock have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022. We declared the following dividends during 2022 and 2021:

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

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
November 1, 2022	0.4844	2,198	December 27, 2022
August 2, 2022	0.4844	2,198	September 27, 2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022
2021
November 2, 2021	0.4844	3,003	December 27, 2021
August 3, 2021	0.4844	3,003	September 27, 2021
May 4, 2021	0.4844	3,004	June 28, 2021
February 19, 2021	0.4844	3,003	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2022
November 1, 2022	0.46875	3,664	December 27, 2022
August 2, 2022	0.46875	3,664	September 27, 2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022
2021
November 2, 2021	0.46875	5,391	December 27, 2021
August 3, 2021	0.46875	5,391	September 27, 2021
May 4, 2021	0.46875	5,390	June 28, 2021
February 19, 2021	0.46875	5,391	March 29, 2021

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2022
December 19, 2022	0.65	25,162	January 27, 2023
September 26, 2022	0.65	22,979	October 27, 2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022
2021
December 27, 2021	0.90	29,689	January 27, 2022
September 28, 2021	0.90	28,057	October 26, 2021
June 23, 2021	0.90	26,071	July 27, 2021
March 26, 2021	0.90	22,176	April 27, 2021
The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2022 and 2021. Common stock dividends on CUSIP 46131B100, which were declared and paid prior to our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022, have not been retroactively adjusted in the table below.

			Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared in Prior Year and Taxable in Current Year	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series A Preferred Stock Dividends
Fiscal tax year 2021	0.484400	0.484400	0.968800	—	—

Series B Preferred Stock Dividends
Fiscal tax year 2022	—	1.963700	1.936700	—	—
Fiscal tax year 2021	—	1.936700	1.936700	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2022	—	1.875000	1.875000	—	—
Fiscal tax year 2021	—	1.875000	0.590720	1.284280	—

Common Stock Dividends
Fiscal tax year 2022 (CUSIP 46131B704)(1)	—	1.550000	0.873081	0.676919	—
Fiscal tax year 2022 (CUSIP 46131B100)	0.090000	0.090000	0.101390	0.078610	—
Fiscal tax year 2021 (CUSIP 46131B100)(2)	0.080000	0.270000	—	0.350000	—
(1)Excludes common stock dividend of $0.65 per share declared on December 19, 2022 that had a record date of January 9, 2023. This dividend is a 2023 dividend for federal income tax purposes.
(2)Excludes common stock dividend of $0.09 per share declared on December 27, 2021 that had a record date of January 11, 2022. This dividend is a 2022 dividend for federal income tax purposes.

Note 13 – Earnings (Loss) per Common Share
Common share amounts and earnings (loss) per share have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022. Earnings per share for the years ended December 31, 2022, 2021 and 2020 is computed as follows:

In thousands except per share amounts	Years Ended December 31,
	2022	2021	2020
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(416,963)	(132,477)	(1,718,778)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	34,160	27,513	17,373
Dilutive Shares	34,160	27,513	17,373
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(12.21)	(4.82)	(98.93)
Diluted	(12.21)	(4.82)	(98.93)

The following potential weighted average common shares were excluded from diluted earnings per share as the effect would be anti-dilutive. For the year ended December 31, 2022, 1,216 shares for restricted stock awards. (December 31, 2021: 1,606 for restricted stock awards, December 31, 2020: 1,102 for restricted stock awards).
Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments and contingencies as of December 31, 2022 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in unconsolidated ventures that are sponsored by an affiliate of our Manager. The unconsolidated ventures are structured as partnerships, and we invested in the partnerships as a limited partner. Both of the unconsolidated ventures are in liquidation and plan to sell or settle their remaining investments as expeditiously as possible. Until the ventures complete their liquidation, we are committed to fund $6.3 million in additional capital to cover future expenses should they occur.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on February17, 2023: a Series B Preferred Stock dividend of $0.4844 per share payable on March 27, 2023 to our stockholders of record as of March 5, 2023, and a Series C Preferred Stock dividend of $0.46875 per share payable on March 27, 2023 to our stockholders of record on March 5, 2023.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2022

$ in thousands
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
	2022	2021	2020
Beginning balance	23,515	23,098	24,055
Additions:
Unrealized gain	404	417	—
Deductions:
Collection of principal	23,919	—	136
Unrealized loss	—	—	821
Ending balance	—	23,515	23,098

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 21, 2023
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 21, 2023
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 21, 2023
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 21, 2023
John S. Day

By:	/s/ Carolyn B. Handlon	Director	February 21, 2023
Carolyn B. Handlon

By:	/s/ Edward J. Hardin	Director	February 21, 2023
Edward J. Hardin

By:	/s/ James R. Lientz, Jr.	Director	February 21, 2023
James R. Lientz, Jr.

By:	/s/ Don H. Liu	Director	February 21, 2023
Don H. Liu

By:	/s/ Dennis P. Lockhart	Director	February 21, 2023
Dennis P. Lockhart

By:	/s/ Gregory G. McGreevey	Director	February 21, 2023
Gregory G. McGreevey

By:	/s/ Beth A. Zayicek	Director	February 21, 2023
Beth A. Zayicek

