Form 10-Q
period 2023-03-31
Invesco Mortgage Capital Inc.
filed 2023-05-09
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

1331 Spring Street, N.W., Suite 2500,
Atlanta,	Georgia	30309
(Address of Principal Executive Offices)		(Zip Code)
(404) 892-0896
(Registrant’s Telephone Number, Including Area Code)

1555 Peachtree Street N.E., Suite 1800, Atlanta, GA
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2023, there were 41,647,244 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2023	December 31, 2022
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,085,592 and $4,439,583, respectively)	5,447,143	4,791,893
Cash and cash equivalents	101,834	175,535
Restricted cash	127,038	103,246
Due from counterparties	2,983	1,584
Investment related receivable	23,239	22,744
Derivative assets, at fair value	3,416	662
Other assets	1,719	1,731
Total assets	5,707,372	5,097,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,814,700	4,234,823
Derivative liabilities, at fair value	12,291	2,079
Dividends payable	16,658	25,162
Accrued interest payable	22,381	20,546
Collateral held payable	1,571	4,892
Accounts payable and accrued expenses	1,917	1,365
Due to affiliate	3,739	4,453
Total liabilities	4,873,257	4,293,320
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,537,634 shares issued and outstanding ($113,441 aggregate liquidation preference)	109,679	109,679
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,816,470 shares issued and outstanding ($195,412 aggregate liquidation preference)	189,028	189,028
Common Stock, par value $0.01 per share; 67,000,000 shares authorized; 41,647,244 and 38,710,916 shares issued and outstanding, respectively	416	387
Additional paid in capital	3,937,487	3,901,562
Accumulated other comprehensive income	5,904	10,761
Retained earnings (distributions in excess of earnings)	(3,408,399)	(3,407,342)
Total stockholders’ equity	834,115	804,075
Total liabilities and stockholders' equity	5,707,372	5,097,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share data	2023	2022
Interest income
Mortgage-backed and other securities	69,287	41,637
Commercial loan	—	537
Total interest income	69,287	42,174
Interest expense
Repurchase agreements (1)	49,726	(2,104)
Total interest expense	49,726	(2,104)
Net interest income	19,561	44,278
Other income (loss)
Gain (loss) on investments, net	51,956	(504,388)
Equity in earnings (losses) of unconsolidated ventures	2	71
Gain (loss) on derivative instruments, net	(44,895)	238,860
Other investment income (loss), net	(93)	55
Total other income (loss)	6,970	(265,402)
Expenses
Management fee – related party	2,979	5,274
General and administrative	2,089	2,024
Total expenses	5,068	7,298
Net income (loss)	21,463	(228,422)
Dividends to preferred stockholders	(5,862)	(8,394)
Net income (loss) attributable to common stockholders	15,601	(236,816)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.39	(7.18)
Diluted	0.39	(7.18)
(1)Negative interest expense on repurchase agreements in 2022 is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - "Derivatives and Hedging Activities" and Note 12 - "Stockholders' Equity".
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2023	2022
Net income (loss)	21,463	(228,422)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(476)	(2,421)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(4,494)	(5,196)
Currency translation adjustments on investment in unconsolidated venture	(10)	(200)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—
Total other comprehensive income (loss)	(4,857)	(7,817)
Comprehensive income (loss)	16,606	(236,239)
Dividends to preferred stockholders	(5,862)	(8,394)
Comprehensive income (loss) attributable to common stockholders	10,744	(244,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023 and 2022
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance at March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	4,315	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance at March 31, 2022	6,200,000	149,860	11,500,000	278,108	32,991,793	330	3,819,513	29,469	(3,149,333)	1,127,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2023	2022
Cash Flows from Operating Activities
Net income (loss)	21,463	(228,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	1,938	4,813
Realized and unrealized (gain) loss on derivative instruments, net	99,359	(237,576)
(Gain) loss on investments, net	(51,956)	504,388
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(2)	34
Other amortization	(4,332)	(5,058)
Loss on foreign currency translation	123	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,025)	1,875
Increase (decrease) in operating liabilities	1,596	82
Net cash provided by (used in) operating activities	67,164	40,136
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,449,957)	(7,602,660)
Purchase of U.S. Treasury securities	—	(502,288)
Distributions from investments in unconsolidated ventures, net	40	7,388
Principal payments from mortgage-backed securities	61,089	168,316
Proceeds from sale of mortgage-backed securities	783,883	8,754,469
Settlement (termination) of forwards, swaps, and TBAs, net	(91,900)	283,429
Net change in due from counterparties and collateral held payable on derivative instruments	(49)	(38,829)
Net cash provided by (used in) investing activities	(696,894)	1,069,825
Cash Flows from Financing Activities
Proceeds from issuance of common stock	35,792	—
Proceeds from repurchase agreements	9,318,669	23,329,788
Principal repayments of repurchase agreements	(8,738,792)	(24,480,202)
Net change in due from counterparties and collateral held payable on repurchase agreements	(4,671)	(979)
Payments of deferred costs	(153)	(4)
Payments of dividends	(31,024)	(38,083)
Net cash provided by (used in) financing activities	579,821	(1,189,480)
Net change in cash, cash equivalents and restricted cash	(49,909)	(79,519)
Cash, cash equivalents and restricted cash, beginning of period	278,781	577,052
Cash, cash equivalents and restricted cash, end of period	228,872	497,533
Supplement Disclosure of Cash Flow Information
Interest paid	52,386	2,771
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	476	(2,421)
Dividends declared not paid	16,658	29,693
Net change in investment related receivable (payable)	(723)	15
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	(113)	200

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
As of March 31, 2023, we were invested in:
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
During the periods presented in these condensed consolidated financial statements, we also invested in:
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
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at March 31, 2023 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	36,624	36,624
Non-Agency RMBS	8,319	8,319
Investments in unconsolidated ventures	504	504
Total	45,447	45,447
Refer to Note 4 - "Mortgage-Backed Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of March 31, 2023 and December 31, 2022.

March 31, 2023
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	5,356,642	(157,394)	5,199,248	121,694	5,320,942	5.15%
Agency-CMO (2)	608,132	(527,420)	80,712	546	81,258	9.74%
Non-Agency CMBS	38,652	(1,181)	37,471	(847)	36,624	8.35%
Non-Agency RMBS (3)(4)(5)	301,262	(293,407)	7,855	464	8,319	8.05%
Total	6,304,688	(979,402)	5,325,286	121,857	5,447,143	5.24%
(1)Period-end weighted average yield is based on amortized cost as of March 31, 2023 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 69.1% fixed rate, 30.1% variable rate, and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.1% of principal/notional balance, 40.5% of amortized cost and 34.8% of fair value.

December 31, 2022
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
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2022 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency-CMO are Agency IO.
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
(5)Non-Agency RMBS includes non-Agency IO which represent 97.1% of principal/notional balance, 41.6% of amortized cost and 35.3% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2023 and December 31, 2022. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of March 31, 2023 and December 31, 2022, approximately 99% of our MBS was accounted for under the fair value option.

	March 31, 2023			December 31, 2022
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	5,320,942	5,320,942	—	4,661,737	4,661,737
Agency-CMO	—	81,258	81,258	—	84,956	84,956
Non-Agency CMBS	36,624	—	36,624	36,787	—	36,787
Non-Agency RMBS	5,638	2,681	8,319	5,667	2,746	8,413
Total	42,262	5,404,881	5,447,143	42,454	4,749,439	4,791,893
The components of the carrying value of our MBS portfolio at March 31, 2023 and December 31, 2022 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $23.2 million as of March 31, 2023 (December 31, 2022: $21.3 million).

	March 31, 2023			December 31, 2022
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,404,033	900,655	6,304,688	4,770,175	917,330	5,687,505
Unamortized premium	5,072	—	5,072	5,195	—	5,195
Unamortized discount	(167,711)	(816,763)	(984,474)	(126,112)	(831,308)	(957,420)
Gross unrealized gains (1)	122,940	3,971	126,911	62,245	4,605	66,850
Gross unrealized losses (1)	(1,348)	(3,706)	(5,054)	(7,535)	(2,702)	(10,237)
Fair value	5,362,986	84,157	5,447,143	4,703,968	87,925	4,791,893
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2023 and 2022 is provided below in this Note 4.

The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2023 and December 31, 2022.

$ in thousands	March 31, 2023	December 31, 2022
Less than one year	26,452	26,593
Greater than one year and less than five years	10,477	10,194
Greater than or equal to five years	5,410,214	4,755,106
Total	5,447,143	4,791,893

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.
March 31, 2023

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	244,788	(471)	3	—	—	—	244,788	(471)	3
Agency-CMO (1)	45,111	(1,959)	9	7,270	(1,259)	2	52,381	(3,218)	11
Non-Agency CMBS (2)	36,623	(847)	3	—	—	—	36,623	(847)	3
Non-Agency RMBS (3)	437	(30)	3	1,387	(488)	9	1,824	(518)	12
Total	326,959	(3,307)	18	8,657	(1,747)	11	335,616	(5,054)	29
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.4 million for which the fair value option has been elected. Such securities have unrealized losses of $488,000.
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
(3)Includes non-Agency IO with a fair value of $1.4 million for which the fair value option has been elected. Such securities have unrealized losses of $561,000.

The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Gross realized gains on sale of MBS	5,363	—
Gross realized losses on sale of MBS	(19,128)	(318,970)
Net unrealized gains (losses) on MBS accounted for under the fair value option	65,721	(165,467)
Net unrealized gains (losses) on commercial loan	—	(124)
Net unrealized gains (losses) on U.S. Treasury securities	—	(19,827)
Total gain (loss) on investments, net	51,956	(504,388)
The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	67,483	14	67,497
Non-Agency CMBS	475	291	766
Non-Agency RMBS	290	(134)	156
Other	868	—	868
Total	69,116	171	69,287
For the three months ended March 31, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	46,598	(6,928)	39,670
Non-Agency CMBS	737	503	1,240
Non-Agency RMBS	330	(151)	179
U.S. Treasury Securities	560	(16)	544
Other	4	—	4
Total	48,229	(6,592)	41,637
Note 5 – Other Assets
The following table summarizes our other assets as of March 31, 2023 and December 31, 2022.

$ in thousands	March 31, 2023	December 31, 2022
Investments in unconsolidated ventures	504	552
Prepaid expenses and other assets	1,215	1,179
Total	1,719	1,731
As of December 31, 2022, we were invested in two unconsolidated ventures that were managed by an affiliate of our Manager. Our joint venture whose net assets were denominated in euros was dissolved during the first quarter of 2023. Our remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Refer to Note 14 - "Commitments and Contingencies" for additional details regarding our commitment to this unconsolidated venture.

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2023.
The following tables summarize certain characteristics of our borrowings at March 31, 2023 and December 31, 2022. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

$ in thousands	March 31, 2023			December 31, 2022
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	4,814,700	4.91%	52	4,234,823	4.24%	28
Total Borrowings	4,814,700	4.91%	52	4,234,823	4.24%	28

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and TBAs as of March 31, 2023 and December 31, 2022. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2023 and December 31, 2022, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2023	December 31, 2022
Repurchase Agreements:
Agency RMBS	5,085,592	4,439,583
Total repurchase agreements collateral pledged	5,085,592	4,439,583
Derivative Instruments:
Cash	2,983	1,584
Restricted cash	127,038	103,246
Total derivative instruments collateral pledged	130,021	104,830

Total collateral pledged:
Agency RMBS	5,085,592	4,439,583
Cash	2,983	1,584
Restricted cash	127,038	103,246
Total collateral pledged	5,215,613	4,544,413

	As of
Collateral Held	March 31, 2023	December 31, 2022
Repurchase Agreements:
Cash	221	4,892
Non-cash collateral	17,692	7,216
Total repurchase agreements collateral held	17,913	12,108
Derivative instruments:
Cash	1,350	—
Total derivative instruments collateral held	1,350	—

Total collateral held:
Cash	1,571	4,892
Non-cash collateral	17,692	7,216
Total collateral held	19,263	12,108

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 106% as of March 31, 2023 (December 31, 2022: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of March 31, 2023 and December 31, 2022, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
TBAs
Our TBAs provide for bilateral collateral pledging based on market value as determined by our counterparties. Collateral pledged with our TBA counterparties is segregated in our books and records and can be in the form of cash or securities. Our counterparties have the right to repledge the collateral posted and have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the contracts changes.
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2023.

$ in thousands	Notional Amount as of December 31, 2022	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2023
Interest Rate Swaps (1) (2)	8,150,000	500,000	(525,000)	8,125,000
TBA Purchase Contracts	400,000	1,000,000	(1,100,000)	300,000
TBA Sale Contracts	(400,000)	(1,000,000)	1,100,000	(300,000)
Total	8,150,000	500,000	(525,000)	8,125,000
(1)Does not include interest rate swaps with forward start dates until the date they begin to bear interest. See below for additional detail on our interest rate swaps with forward start dates.
(2)Notional amount as of March 31, 2023 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.8 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.4 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $4.5 million as a decrease to interest expense for the three months ended March 31, 2023 (March 31, 2022: $5.2 million as a decrease). As of March 31, 2023, $5.9 million (December 31, 2022: $10.4 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and are expected to be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.
As of March 31, 2023 and December 31, 2022, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of March 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	2,050,000	0.18%	4.82%	2.2
3 to 5 years	1,475,000	0.27%	4.82%	4.5
5 to 7 years	850,000	0.38%	4.82%	6.0
7 to 10 years	1,425,000	0.55%	4.82%	7.5
Greater than 10 years	500,000	1.92%	4.82%	19.0
Total	6,300,000	0.45%	4.82%	5.8

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	4.30%	2.2
3 to 5 years	1,475,000	0.27%	4.30%	4.7
5 to 7 years	850,000	0.38%	4.30%	6.2
7 to 10 years	1,425,000	0.55%	4.30%	7.8
Greater than 10 years	500,000	1.92%	4.30%	19.2
Total	5,800,000	0.45%	4.30%	6.3
As of March 31, 2023, we held $475.0 million notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2022: $975.0 million). As of March 31, 2023, these interest rate swaps had a weighted average maturity of 30.3 years (December 31, 2022: 16.5 years) and a weighted average fixed pay rate of 1.33% (December 31, 2022: 0.89%).
As of March 31, 2023 and December 31, 2022, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of March 31, 2023
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
3 to 5 years	350,000	4.82%	2.78%	4.1
5 to 7 years	1,000,000	4.82%	2.67%	5.9
7 to 10 years	200,000	4.82%	2.66%	8.2
Greater than 10 years	275,000	4.82%	2.72%	29.2
Total	1,825,000	4.82%	2.70%	9.3

$ in thousands	As of December 31, 2022
Maturities	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	100,000	4.30%	4.90%	0.9
3 to 5 years	550,000	4.30%	2.74%	4.0
5 to 7 years	1,125,000	4.30%	2.66%	6.0
7 to 10 years	200,000	4.30%	2.66%	8.4
Greater than 10 years	375,000	4.30%	2.67%	29.5
Total	2,350,000	4.30%	2.78%	9.3
As of March 31, 2023, we held $275.0 million notional amount of interest rate swaps with forward start dates that will pay floating interest based on SOFR (December 31, 2022: $275.0 million). As of March 31, 2023, these interest rate swaps had a weighted average maturity of 15.8 years (December 31, 2022: 16.0 years) and a weighted average fixed receive rate of 2.63% (December 31, 2022: 2.63%).
Currency Forward Contracts
We have historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any currency forward contracts outstanding as of March 31, 2023 or December 31, 2022.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of March 31, 2023 and December 31, 2022.

$ in thousands	As of March 31, 2023
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts (1)	300,000	299,977	303,393	3,416
TBA Sale Contracts (2)	(300,000)	(299,048)	(303,393)	(4,345)
Net TBA Derivatives	—	929	—	(929)
(1)Net carrying value of TBA purchase contracts includes $3.4 million of derivative assets.
(2)Net carrying value of TBA sales contract includes $4.3 million of derivative liabilities.

$ in thousands	As of December 31, 2022
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts (1)	400,000	404,144	402,237	(1,907)
TBA Sale Contracts (2)	(400,000)	(402,707)	(402,237)	470
Net TBA Derivatives	—	1,437	—	(1,437)
(1)Net carrying value of TBA purchase contracts includes $1.9 million of derivative liabilities.
(2)Net carrying value of TBA sales contract includes $642,000 of derivative assets and $172,000 of derivative liabilities.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of March 31, 2023	As of December 31, 2022		As of March 31, 2023	As of December 31, 2022
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	20	Interest Rate Swaps Liability	7,946	—
TBAs	3,416	642	TBAs	4,345	2,079
Total Derivative Assets	3,416	662	Total Derivative Liabilities	12,291	2,079
The following tables summarize the effect of interest rate swaps, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

$ in thousands	Three Months Ended March 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(90,949)	54,464	(7,968)	(44,453)
TBAs	(951)	—	509	(442)
Total	(91,900)	54,464	(7,459)	(44,895)

$ in thousands	Three Months Ended March 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	343,309	1,284	(11,399)	333,194
Currency Forward Contracts	193	—	(41)	152
TBAs	(60,073)	—	(34,413)	(94,486)
Total	283,429	1,284	(45,853)	238,860

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $7.9 million at March 31, 2023 (December 31, 2022: asset of $20,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	3,416	—	3,416	(1,450)	(1,350)	616
Total Assets	3,416	—	3,416	(1,450)	(1,350)	616

Liabilities
Derivatives (1) (2)	(4,345)	—	(4,345)	1,450	2,895	—
Repurchase Agreements (3)	(4,814,700)	—	(4,814,700)	4,814,700	—	—
Total Liabilities	(4,819,045)	—	(4,819,045)	4,816,150	2,895	—
As of December 31, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	642	—	642	(642)	—	—
Total Assets	642	—	642	(642)	—	—

Liabilities
Derivatives (1) (2)	(2,079)	—	(2,079)	642	1,297	(140)
Repurchase Agreements (3)	(4,234,823)	—	(4,234,823)	4,234,823	—	—
Total Liabilities	(4,236,902)	—	(4,236,902)	4,235,465	1,297	(140)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $130.0 million as of March 31, 2023 (December 31, 2022: $104.8 million) of which $127.0 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2022: $103.2 million). Centrally cleared interest rate swaps are excluded from the tables above. We held $1.4 million of cash collateral on our derivatives as of March 31, 2023 (December 31, 2022: none).
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $5.1 billion as of March 31, 2023 (December 31, 2022: $4.4 billion). We held cash collateral of $221,000 under repurchase agreements as of March 31, 2023 (December 31, 2022: $4.9 million).

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,447,143	—	—	5,447,143
Derivative assets	—	3,416	—	—	3,416
Other assets	—	—	—	504	504
Total assets	—	5,450,559	—	504	5,451,063
Liabilities:
Derivative liabilities	—	12,291	—	—	12,291
Total liabilities	—	12,291	—	—	12,291

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,791,893	—	—	4,791,893
Derivative assets	—	662	—	—	662
Other assets	—	—	—	552	552
Total assets	—	4,792,555	—	552	4,793,107
Liabilities:
Derivative liabilities	—	2,079	—	—	2,079
Total liabilities	—	2,079	—	—	2,079
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2022, we were invested in two unconsolidated ventures that were managed by an affiliate of our Manager. One of the unconsolidated ventures was dissolved during the first quarter of 2023. As of March 31, 2023, the remaining unconsolidated venture was in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,814,700	4,814,103	4,234,823	4,233,627
Total	4,814,700	4,814,103	4,234,823	4,233,627
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. During the three months ended March 31, 2023, we reimbursed our Manager $409,000 (March 31, 2022: $413,000) for costs of support personnel.
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Incurred costs, prepaid or expensed	1,394	1,337
Incurred costs, charged against equity as a cost of raising capital	—	58
Total incurred costs, originally paid by our Manager	1,394	1,395
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2023, we did not repurchase any shares of preferred stock. As of March 31, 2023, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.

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
The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will cease to publish three-month USD LIBOR settings on July 1, 2023. We do not currently intend to amend our Series B or Series C Preferred Stock to change the existing USD LIBOR cessation fallback language. We expect our Series B and Series C Preferred Stock to pay floating rate dividends using a SOFR-based rate in place of three-month LIBOR.
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
Common Stock
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022 (the “Effective Time”). At the Effective Time, every ten issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received cash, in lieu of such fractional shares, in an amount determined based on the closing price of our common stock at the Effective Time. The reverse stock split applied to all of our outstanding shares of common stock and did not affect any stockholder’s ownership percentage of our common stock, except for changes resulting from the payment of cash for fractional shares.
As of March 31, 2023, we may sell up to 13,069,931 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2023, we sold 2,930,069 shares of common stock under our equity distribution agreement for proceeds of $35.8 million, net of approximately $482,000 in commissions and fees. We did not sell any shares of common stock under equity distribution agreements during the three months ended March 31, 2022.
During the three months ended March 31, 2023 and 2022, we did not repurchase any shares of our common stock. As of March 31, 2023, we had authority to purchase 1,816,398 shares of our common stock through our common stock share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2023 and 2022. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended March 31, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(476)	—	(476)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,494)	(4,494)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(476)	(4,494)	(4,857)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(476)	(4,494)	(4,857)
AOCI balance at end of period	—	(7)	5,911	5,904

	Three Months Ended March 31, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(2,421)	—	(2,421)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(5,196)	(5,196)
Currency translation adjustments on investment in unconsolidated venture	(200)	—	—	(200)
Total other comprehensive income (loss)	(200)	(2,421)	(5,196)	(7,817)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(200)	(2,421)	(5,196)	(7,817)
AOCI balance at end of period	224	4,328	24,917	29,469
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the three months ended March 31, 2023 and 2022. Dividends declared per share on our common stock have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
February 17, 2023	0.4844	2,198	March 27, 2023
2022
February 16, 2022	0.4844	3,003	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
February 17, 2023	0.46875	3,664	March 27, 2023
2022
February 16, 2022	0.46875	5,391	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2023
March 27, 2023	0.40	16,658	April 27, 2023
2022
March 28, 2022	0.90	29,693	April 27, 2022
Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2023 and 2022 is computed as shown in the table below. Common share amounts and earnings (loss) per share have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.

	Three Months Ended March 31,
In thousands, except per share amounts	2023	2022
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	15,601	(236,816)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	39,607	32,985
Effect of dilutive securities:
Restricted stock awards	1	—
Dilutive Shares	39,608	32,985
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.39	(7.18)
Diluted	0.39	(7.18)
The following potential weighted average common shares were excluded from diluted earnings per share for the three months ended March 31, 2022 as the effect would be antidilutive: 1,500 for restricted stock awards.

Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2023 are discussed below.
As discussed in Note 5 - “Other Assets”, we have invested in an unconsolidated venture that is sponsored by an affiliate of our Manager. The unconsolidated venture is structured as a partnership, and we invested in the partnership as a limited partner. The unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Until the venture completes its liquidation, we are committed to fund $2.9 million in additional capital to cover future expenses should they occur.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on May 8, 2023: a Series B Preferred Stock dividend of $0.4844 per share payable on June 27, 2023 to our stockholders of record as of June 5, 2023 and a Series C Preferred Stock dividend of $0.46875 per share payable on June 27, 2023 to our stockholders of record as of June 5, 2023.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Forward-Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•the effects of health endemics, including the COVID-19 pandemic;
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

•the effects of hedging instruments, including, but not limited to, the degree to which our hedging strategies may or may not protect us from interest rate and foreign currency exchange rate volatility;
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
•our dependence upon, and the relationship with, our Manager;
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
As of March 31, 2023, we were invested in:
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
During the periods presented in this Quarterly Report, we also invested in:
•a commercial mortgage loan; and
•U.S. Treasury securities.
We continuously evaluate new investment opportunities to complement our current investment portfolio by expanding our target assets and portfolio diversification.
We conduct our business through our wholly-owned subsidiary, IAS Operating Partnership L.P. (the “Operating Partnership”). We are externally managed and advised by our Manager, an indirect wholly-owned subsidiary of Invesco.
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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the first quarter of 2023. Contributing factors included:
• Financial conditions improved during the first two months of the quarter, as credit spreads tightened, equity markets rallied and volatility eased. However, these positive trends reversed in March as the health of the regional banking system came into question amid multiple bank failures. In response, swift action by regulators, including the Federal Reserve, quickly calmed markets and allowed financial conditions to stabilize and end the quarter only slightly tighter.
• Given the uncertainty around the health of the banking system, interest rates rallied during the quarter, as the yield on the 2 year Treasury fell by 40 basis points, to 4.03%, while the yield on the 10 year Treasury decreased by 41 basis points, to 3.47%. The Federal Reserve’s Open Market Committee (“FOMC”) continued its fight against inflation by increasing the Federal Funds target rate twice, taking the target to a range of 4.75% to 5.0%.
• After a strong start to the new year in January, Agency MBS lagged similar duration Treasuries in February and March, resulting in underperformance for the quarter. Lower coupon Agency MBS sharply underperformed those higher in the coupon stack, as lower coupons were negatively impacted by two distinct events during the quarter. First in February by the sharp increase in interest rates as the disinflationary trend in economic data slowed, and second in March by concerns regarding the timing of sales from Silicon Valley Bank and Signature Bank portfolios, which were highly concentrated in lower coupon Agency MBS.
The following market conditions were also notable for the company in the first quarter of 2023:
• Risk assets, with the exception of structured securities, performed well during the quarter. The S&P 500 gained 7.0%, while the NASDAQ was up 16.8%. Likewise, credit spreads across investment grade credit, high yield and emerging market debt all finished the quarter tighter. Debt backed by commercial real estate was negatively impacted by concerns that regional banks could be forced to sell assets.
• The employment picture remained strong as gains in non-farm payrolls averaged 345,000 per month, for a total of just over one million jobs added during the quarter. The unemployment rate held steady, ending the quarter at 3.5%.
• Year-over-year price growth, as measured by the consumer price index (“CPI”), continued to moderate during the first quarter, declining from 6.5% at year-end to 5.0% at the end of the first quarter. Commodity prices also moderated during the first quarter, with the Commodity Research Bureau commodity index falling 3.6%. Breakeven rates on U.S Treasury inflation-protected securities (“TIPs”), which reflect investors' expectations of future inflation, continue to indicate confidence that the FOMC will be successful at bringing inflation levels significantly lower, as the inflation rate implied by 2 year and 5 year TIPs was 2.68% and 2.48%, respectively, at the end of the quarter.
• CMBS risk premiums increased due to declining real estate values, increased borrowing costs and tighter mortgage lending standards. The pace of property rent growth is slowing and vacancy rates are increasing across many property types. Meanwhile, reevaluation of tenant needs and a corresponding increase in the amount of available sublease space has created unique headwinds for the office sector. CMBS loan delinquencies increased slightly over the quarter. Industrial, multifamily and retail property loan delinquencies declined while the rate of office loan delinquencies increased notably.
• Credit spreads for non-Agency RMBS ended the quarter largely unchanged, as strong performance early in the period was undone by broader risk aversion into quarter end. Although security valuations were driven primarily by market technicals, investors also focused on deterioration in housing fundamentals, particularly with respect to more credit sensitive profiles. Home price declines resulting from historically low affordability have moderated in recent months as borrowing costs stabilized. Meanwhile, low inventory, positive demographic trends, and shifts in housing preferences in favor of single-family properties have provided crucial support to the market. Despite the potential for a slowing economy, borrower defaults are likely to remain contained given strong loan underwriting and high levels of borrower equity.
Outlook
Moving into the second quarter of 2023, pricing in the Federal Funds futures market indicates that the market expects one or two additional target rate increases during the second quarter. While the timing of the end of the FOMC’s tightening cycle remains uncertain, we believe the conclusion of tightening monetary policy and a potential reduction in interest rate volatility combined with compelling valuations and favorable funding conditions will support an attractive investment environment for Agency RMBS in 2023.

Investment Activities
The table below shows the composition of our investment portfolio as of March 31, 2023, December 31, 2022 and March 31, 2022:

	As of
$ in thousands	March 31, 2023	December 31, 2022	March 31, 2022
Agency RMBS:
30 year fixed-rate, at fair value	5,320,942	4,661,737	5,861,979
Agency CMO, at fair value	81,258	84,956	60,818
Non-Agency CMBS, at fair value	36,624	36,787	61,295
Non-Agency RMBS, at fair value	8,319	8,413	8,402
U.S. Treasury securities, at fair value	—	—	482,445
Commercial loan, at fair value	—	—	23,391
Investments in unconsolidated ventures	504	552	4,854
Subtotal	5,447,647	4,792,445	6,503,184
TBAs, at implied cost basis (1)	929	1,437	1,549,395
Total investment portfolio, including TBAs	5,448,576	4,793,882	8,052,579
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our condensed consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to physically settle on the contractual settlement date as derivative financial instruments. We value TBAs on our condensed consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. For further details of our U.S GAAP accounting for TBAs, refer to Note 8 “Derivatives and Hedging Activities” in Part I. Item 1 of this report on Form 10-Q. Our TBA dollar roll transactions are a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.
We sold $783.9 million and purchased $1.4 billion of Agency RMBS during the three months ended March 31, 2023. As of March 31, 2023, our holdings of 30 year fixed-rate Agency RMBS represented approximately 98% of our total investment portfolio, including TBAs, versus 97% as of December 31, 2022 and 73% as of March 31, 2022. Our 30 year fixed-rate Agency RMBS holdings as of March 31, 2023, December 31, 2022 and March 31, 2022 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
2.0%	—	—%	—	—%	1,911,141	32.6%
2.5%	—	—%	—	—%	1,938,205	33.1%
3.0%	—	—%	—	—%	2,012,633	34.3%
4.0%	770,111	14.5%	—	—%	—	—%
4.5%	1,445,923	27.2%	1,392,304	29.9%	—	—%
5.0%	1,539,794	28.9%	1,694,939	36.4%	—	—%
5.5%	1,565,114	29.4%	1,574,494	33.7%	—	—%
Total 30 year fixed-rate Agency RMBS	5,320,942	100.0%	4,661,737	100.0%	5,861,979	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of March 31, 2023, December 31, 2022 and March 31, 2022.

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,566,529	29.5%	1,302,391	27.9%	2,116,743	36.1%
Loan balance	1,338,150	25.1%	1,033,014	22.2%	2,180,304	37.2%
Generic	—	—%	158,230	3.4%	372,955	6.4%
High loan-to-value (“LTV”) ratio	956,556	18.0%	750,724	16.1%	807,451	13.8%
Low credit score	1,459,707	27.4%	1,417,378	30.4%	384,526	6.5%
Total 30 year fixed-rate Agency RMBS	5,320,942	100.0%	4,661,737	100.0%	5,861,979	100.0%
We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of March 31, 2023 and December 31, 2022 the implied cost basis of TBAs did not represent a material amount of our total investment portfolio, versus 19% as of March 31, 2022. We decreased the allocation to TBAs as implied financing rates in the Agency RMBS TBA dollar roll market increased more than those available in the repurchase market for most coupons.
As of March 31, 2023; December 31, 2022 and March 31, 2022 our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that were rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2023. Approximately 72% of non-Agency CMBS were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2023.
As of March 31, 2023; December 31, 2022 and March 31, 2022, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of December 31, 2022 and March 31, 2022, we held investments in two unconsolidated ventures that were managed by an affiliate of our Manager. Our joint venture whose net assets were denominated in euros was dissolved during the first quarter of 2023. Our remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Until the venture completes its liquidation, we are committed to fund $2.9 million in additional capital to cover future expenses should they occur.
Financing and Other Liabilities
We finance the majority of investment portfolio through repurchase agreements. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to the secured overnight financing rate (“SOFR”).
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter.

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2022	5,837,420	6,218,445	6,636,913
June 30, 2022	3,262,530	4,059,917	4,902,191
September 30, 2022	3,887,291	3,907,505	4,165,996
December 31, 2022	4,234,823	3,825,218	4,234,823
March 31, 2023	4,814,700	4,734,819	4,814,700
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of changes in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we also enter into interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the three months ended March 31, 2023, we terminated existing interest rate swaps with a notional amount of $525.0 million. In addition, one of our forward starting swaps held as of December 31, 2022 with a notional amount of $500.0 million began to bear interest during the three months ended March 31, 2023. The remainder of our forward starting swaps begin to bear interest in July 2023. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We recorded net losses of $44.5 million on interest rate swaps for the three months ended March 31, 2023 primarily due to changes in forward interest rate expectations.
We have historically entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. We did not have any currency forward contracts outstanding as of March 31, 2023 or December 31, 2022.
Capital Activities
As of March 31, 2023, we may sell up to 13,069,931 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three months ended March 31, 2023, we sold 2,930,069 shares of common stock under our equity distribution agreement for proceeds of $35.8 million, net of approximately $482,000 in commissions and fees. During the three months ended March 31, 2022 we did not sell any shares of common stock under equity distribution agreements.
For information on dividends declared during the three months ended March 31, 2023 and 2022, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the three months ended March 31, 2023, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. We did not repurchase any preferred stock in the three months ended March 31, 2023. As of March 31, 2023, we had authority to purchase 1,337,634 additional shares of our Series B Preferred Stock and 1,316,470 additional shares of our Series C Preferred Stock under the current share repurchase program.
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022. For all periods presented, common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	March 31, 2023	December 31, 2022
Numerator (adjusted equity):
Total equity	834,115	804,075
Less: Liquidation preference of Series B Preferred Stock	(113,441)	(113,441)
Less: Liquidation preference of Series C Preferred Stock	(195,412)	(195,412)
Total adjusted equity	525,262	495,222

Denominator (number of shares):
Common stock outstanding	41,647	38,711

Book value per common share	12.61	12.79
Our book value per common share decreased 1.4% as of March 31, 2023 compared to December 31, 2022 due to modest underperformance in higher coupon Agency RMBS as the slowing of the recent disinflationary trend led to an increase in interest rate volatility. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2022.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands, except share data	2023	2022
Interest income
Mortgage-backed and other securities	69,287	41,637
Commercial loan	—	537
Total interest income	69,287	42,174
Interest expense
Repurchase agreements (1)	49,726	(2,104)
Total interest expense	49,726	(2,104)
Net interest income	19,561	44,278
Other income (loss)
Gain (loss) on investments, net	51,956	(504,388)
Equity in earnings (losses) of unconsolidated ventures	2	71
Gain (loss) on derivative instruments, net	(44,895)	238,860
Other investment income (loss), net	(93)	55
Total other income (loss)	6,970	(265,402)
Expenses
Management fee – related party	2,979	5,274
General and administrative	2,089	2,024
Total expenses	5,068	7,298
Net income (loss)	21,463	(228,422)
Dividends to preferred stockholders	(5,862)	(8,394)
Net income (loss) attributable to common stockholders	15,601	(236,816)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.39	(7.18)
Diluted	0.39	(7.18)
Weighted average number of shares of common stock:
Basic	39,607,354	32,985,009
Diluted	39,608,545	32,985,009
(1)Negative interest expense on repurchase agreements in 2022 is due to amortization of net deferred gains on de-designated interest rate swaps that exceeds current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - “Derivatives and Hedging Activities” and Note 12 - “Stockholders' Equity” in Part I. Item 1. of this report on Form 10-Q.

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Average earning assets (1)	5,245,291	7,005,218
Average earning asset yields (2)	5.28%	2.41%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $5.2 billion for the three months ended March 31, 2023 (March 31, 2022: $7.0 billion). The decrease in average earning assets for the three months ended March 31, 2023 compared to 2022 is primarily due to a reduction in the size of our investment portfolio and related repurchase agreement borrowings during 2022 given expectations that elevated market volatility could result in lower valuations on our assets, while maintaining appropriate levels of leverage following declines in stockholders' equity. Average earning asset yields increased for the three months ended March 31, 2023 compared to 2022 primarily due to our rotation into higher yielding Agency RMBS during 2022.
We earned total interest income of $69.3 million for the three months ended March 31, 2023 (March 31, 2022: $42.2 million). Our interest income includes coupon interest and net (premium amortization) discount accretion on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2023	2022
Interest Income
Mortgage-backed and other securities - coupon interest	69,116	48,229
Mortgage-backed and other securities - net (premium amortization) discount accretion	171	(6,592)
Mortgage-backed and other securities - interest income	69,287	41,637
Commercial loan	—	537
Total interest income	69,287	42,174
Mortgage-backed and other securities interest income increased $27.7 million for the three months ended March 31, 2023 compared to 2022 despite lower average earning assets due to a 287 basis point increase in average earning asset yields. Our commercial loan investment was fully repaid in October 2022.
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

The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Agency RMBS	14	(6,928)
Non-Agency CMBS	291	503
Non-Agency RMBS	(134)	(151)
U.S. Treasury Securities	—	(16)
Net (premium amortization) discount accretion	171	(6,592)
Net discount accretion was $171,000 for the three months ended March 31, 2023 compared to net premium amortization of $6.6 million for the same period in 2022. The change in net (premium amortization) discount accretion for the three months ended March 31, 2023 compared to 2022 was primarily the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Total average borrowings (1)	4,737,476	6,219,694
Maximum borrowings during the period (2)	4,814,700	6,636,913
Cost of funds (3)	4.20%	(0.14)%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $1.5 billion in the three months ended March 31, 2023 compared to 2022 primarily due to a reduction in the size of our investment portfolio and related repurchase agreement borrowings during 2022 given expectations that elevated market volatility could result in lower valuations on our assets, while maintaining appropriate levels of leverage following declines in stockholders' equity. Our average cost of funds increased 434 basis points for the three months ended March 31, 2023 compared to 2022 as the FOMC has consistently raised the Federal Funds target rate from a range of 0.0% to 0.25% as of January 1, 2022 to a range of 4.75% to 5.0% as of March 31, 2023.
The table below presents the components of interest expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Interest Expense
Interest expense on repurchase agreement borrowings	54,220	3,092
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,494)	(5,196)
Repurchase agreements interest expense	49,726	(2,104)
Total interest expense	49,726	(2,104)
Our repurchase agreements interest expense, which equals our total interest expense, increased $51.8 million for the three months ended March 31, 2023 compared to 2022 despite lower average borrowings due to a higher cost of funds.
Our repurchase agreements interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.5 million during the three months ended March 31, 2023 and $5.2 million during the three months ended March 31, 2022. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We expect that the remaining $5.9 million of net deferred gains on de-designated interest rate swaps will be reclassified from accumulated other comprehensive income and recorded as a decrease to interest expense over a period of time through December 15, 2023.
Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
$ in thousands	2023	2022
Interest Income
Mortgage-backed and other securities	69,287	41,637
Commercial loan	—	537
Total interest income	69,287	42,174
Interest Expense
Interest expense on repurchase agreement borrowings	54,220	3,092
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,494)	(5,196)
Repurchase agreements interest expense	49,726	(2,104)
Total interest expense	49,726	(2,104)
Net interest income	19,561	44,278
Net interest rate margin	1.08%	2.55%
Our net interest income, which equals interest income less interest expense, totaled $19.6 million for the three months ended March 31, 2023 (March 31, 2022: $44.3 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 1.08% for the three months ended March 31, 2023 (March 31, 2022: 2.55%). The decrease in net interest income for the three months ended March 31, 2023 compared to 2022 was primarily due to a higher cost of funds related to increases in the Federal Funds target rate. The decrease in net interest rate margin for the three months ended March 31, 2023 compared to 2022 was primarily due to a higher cost of funds, which was partially offset by our rotation into higher yielding Agency RMBS. Our short-term borrowings are generally more sensitive to changes in interest rates than our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
$ in thousands	2023	2022
Net realized gains (losses) on sale of MBS	(13,765)	(318,970)
Net unrealized gains (losses) on MBS accounted for under the fair value option	65,721	(165,467)
Net unrealized gains (losses) on commercial loan	—	(124)
Net unrealized gains (losses) on U.S. Treasury securities	—	(19,827)
Total gain (loss) on investments, net	51,956	(504,388)
During the three months ended March 31, 2023, we sold MBS and realized net losses of $13.8 million (March 31, 2022: net losses of $319.0 million). Net realized losses during the three months ended March 31, 2023 primarily reflect sales of 4.5% and 5.0% coupon Agency RMBS to purchase 4.0% coupon Agency RMBS with similar yields. Net realized losses during the three months ended March 31, 2022 primarily reflect sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of March 31, 2023, $5.4 billion (December 31, 2022: $4.7 billion) or 99% (December 31, 2022: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $65.7 million in the three months ended March 31, 2023 compared to net unrealized losses of $165.5 million in the three months ended March 31, 2022. Net unrealized gains in the three months ended March 31, 2023 were primarily due to improved Agency RMBS valuations as yields on Treasuries decreased. Net unrealized losses in the three months ended March 31, 2022 primarily reflect wider interest rate spreads on our Agency RMBS.
We recorded unrealized losses of $124,000 on our commercial loan investment in the three months ended March 31, 2022. We valued our commercial loan based upon a valuation from an independent pricing service.
We did not hold any U.S. Treasury securities during the three months ended March 31, 2023 . We recorded unrealized losses of $19.8 million on U.S. Treasury securities during the three months ended March 31, 2022 due to rising interest rates.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2023, we recorded equity in earnings of unconsolidated ventures of $2,000 (March 31, 2022: $71,000). Earnings and losses of unconsolidated ventures are driven primarily by the underlying portfolio investments.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended March 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(90,949)	54,464	(7,968)	(44,453)
TBAs	(951)	—	509	(442)
Total	(91,900)	54,464	(7,459)	(44,895)

$ in thousands	Three months ended March 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	343,309	1,284	(11,399)	333,194
Currency Forward Contracts	193	—	(41)	152
TBAs	(60,073)	—	(34,413)	(94,486)
Total	283,429	1,284	(45,853)	238,860
During the three months ended March 31, 2023, we terminated existing interest rate swaps with a notional amount of $525.0 million. In addition, one of our forward starting swaps held as of December 31, 2022 with a notional amount of $500.0 million began to bear interest during the three months ended March 31, 2023. The remainder of our forward starting swaps begin to bear interest in July 2023. We recorded net losses of $44.5 million and net gains of $333.2 million on interest rate swaps for the three months ended March 31, 2023 and 2022, respectively, primarily due to changes in forward interest rate expectations.
As of March 31, 2023, we had $4.8 billion of repurchase agreement borrowings with a weighted average remaining maturity of 52 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of March 31, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of March 31, 2023				As of December 31, 2022
Derivative instrument	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	6,300,000	0.45%	4.82%	5.8	5,800,000	0.45%	4.30%	6.3
(1)Excludes $475.0 million notional amount of interest rate swaps with forward start dates as of March 31, 2023 that will receive floating interest based upon SOFR (December 31, 2022: $975.0 million). As of March 31, 2023, these interest rate swaps had a weighted average maturity of 30.3 years (December 31, 2022: 16.5 years) and a weighted average fixed pay rate of 1.33% (December 31, 2022: 0.89%).
As of March 31, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay floating rate interest based upon SOFR and receive fixed rate interest.

$ in thousands	As of March 31, 2023				As of December 31, 2022
Derivative instrument	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amounts	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	1,825,000	4.82%	2.70%	9.3	2,350,000	4.30%	2.78%	9.3
(1)Excludes $275.0 million notional amount of interest rate swaps with forward start dates as of March 31, 2023 that will pay floating interest based upon SOFR (December 31, 2022: $275.0 million). As of March 31, 2023, these interest rate swaps had a weighted average maturity of 15.8 years (December 31, 2022: 16.0 years) and a weighted average fixed receive rate of 2.63% (December 31, 2022: 2.63%).
We historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of March 31, 2023 and December 31, 2022, we did not have any currency forward contracts outstanding. During the three months ended March 31, 2022 we settled currency forward contracts of €17.6 million or $20.4 million in notional amount related to our investment in an unconsolidated venture and realized a net gain of $193,000.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of March 31, 2023 and December 31, 2022, we did not have a net notional amount of TBAs. We recorded $442,000 and $94.5 million of net realized and unrealized losses on TBAs during the three months ended March 31, 2023 and 2022, respectively. Net realized and unrealized losses on TBAs for the three months ended March 31, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2023 and 2022 consisted of foreign currency transaction gains and losses. Other investment income (loss) for the three months ended March 31, 2023 also includes the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $3.0 million for the three months ended March 31, 2023 (March 31, 2022: $5.3 million). Management fees decreased for the three months ended March 31, 2023 compared to the same periods in 2022 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.1 million for the three months ended March 31, 2023 (March 31, 2022: $2.0 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2023, our net income attributable to common stockholders was $15.6 million (March 31, 2022: $236.8 million net loss attributable to common stockholders) or $0.39 basic and diluted net income per average share available to common stockholders (March 31, 2022: $7.18 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on investments of $52.0 million in the 2023 period compared to net losses on investments of $504.4 million in the 2022 period; (ii) net losses on derivative instruments of $44.9 million in the 2023 period compared to net gains on derivative instruments of $238.9 million in the 2022 period; and (iii) a $24.7 million decrease in net interest income.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments, and changes in net interest income, see preceding discussion under “Gain (Loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net” and “Net Interest Income”.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; foreign currency gains (losses), net and amortization of net deferred (gain) loss on de-designated interest rate swaps.
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
Earnings available for distribution is an incomplete measure of our financial performance and there are other factors that impact the achievement of our business objective. We caution that earnings available for distribution should not be considered as an alternative to net income (determined in accordance with U.S. GAAP) or as an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity or as an indication of amounts available to fund our cash needs.
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands, except per share data	2023	2022
Net income (loss) attributable to common stockholders	15,601	(236,816)
Adjustments:
(Gain) loss on investments, net	(51,956)	504,388
Realized (gain) loss on derivative instruments, net (1)	91,900	(283,429)
Unrealized (gain) loss on derivative instruments, net (1)	7,459	45,853
TBA dollar roll income (2)	697	13,401
Foreign currency (gains) losses, net (3)	93	(55)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(4,494)	(5,196)
Subtotal	43,699	274,962
Earnings available for distribution	59,300	38,146
Basic income (loss) per common share	0.39	(7.18)
Earnings available for distribution per common share (5)	1.50	1.16
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2023	2022
Realized gain (loss) on derivative instruments, net	(91,900)	283,429
Unrealized gain (loss) on derivative instruments, net	(7,459)	(45,853)
Contractual net interest income (expense) on interest rate swaps	54,464	1,284
Gain (loss) on derivative instruments, net	(44,895)	238,860
(2)A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement versus the TBA price for forward month settlement. We include TBA dollar roll income in earnings available for distribution because it is the economic equivalent of interest income on the underlying Agency RMBS, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our condensed consolidated statements of operations.
(3)Foreign currency gains (losses), net includes foreign currency transaction gains and losses and the reclassification of currency translation adjustments that were previously recorded in accumulated other comprehensive income and is included in other investment income (loss), net on the condensed consolidated statements of operations.

(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2023	2022
Interest expense on repurchase agreement borrowings	54,220	3,092
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,494)	(5,196)
Repurchase agreements interest expense	49,726	(2,104)
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding. Earnings available for distribution per common share for the three months ended March 31, 2023 has been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands	2023	2022
Effective net interest income (1)	69,531	40,366
TBA dollar roll income	697	13,401
Equity in earnings (losses) of unconsolidated ventures	2	71
Total expenses	(5,068)	(7,298)
Subtotal	65,162	46,540
Dividends to preferred stockholders	(5,862)	(8,394)
Earnings available for distribution	59,300	38,146
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in effective net interest income, which was partially offset by a reduction in our TBA notional amount and related TBA dollar roll activity.
Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as repurchase agreements interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our borrowings. We add back the net payments or receipts on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
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

	Three Months Ended March 31,
	2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	49,726	4.20%	(2,104)	(0.14)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	4,494	0.38%	5,196	0.33%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(54,464)	(4.60)%	(1,284)	(0.08)%
Effective interest expense	(244)	(0.02)%	1,808	0.11%

Our effective interest expense and effective cost of funds decreased in the three months ended March 31, 2023 compared to the same period in 2022 despite a $51.8 million increase in total interest expense, which primarily reflects increases in the Federal Funds target rate, due to $54.5 million of contractual net interest income on interest rate swaps compared to $1.3 million for the same period in 2022.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	19,561	1.08%	44,278	2.55%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(4,494)	(0.38)%	(5,196)	(0.33)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	54,464	4.60%	1,284	0.08%
Effective net interest income	69,531	5.30%	40,366	2.30%

Our effective net interest income and effective interest rate margin increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher interest income resulting from our rotation into higher yielding Agency RMBS during 2022. Effective interest expense and effective cost of funds had a minimal impact on effective net interest income and effective interest rate margin as higher U.S. GAAP interest expense was offset by an increase in contractual net interest income on our interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of March 31, 2023 and December 31, 2022. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of March 31, 2023, approximately 95% of our equity is allocated to Agency RMBS.
We present an economic debt-to-equity ratio, a non-GAAP financial measure of leverage that considers the impact of the off-balance sheet financing of our investments in TBAs that are accounted for as derivative instruments under U.S. GAAP. We include our TBAs at implied cost basis in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. We believe that presenting our economic debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding how management evaluates our at-risk leverage and gives investors a comparable statistic to those of other mortgage REITs who also invest in TBAs and present a similar non-GAAP measure of leverage.
March 31, 2023

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,402,200	44,943	5,447,143
Cash and cash equivalents (2)	101,834	—	101,834
Restricted cash (3)	127,038	—	127,038
Derivative assets, at fair value (3)	3,416	—	3,416
Other assets	27,183	758	27,941
Total assets	5,661,671	45,701	5,707,372

Repurchase agreements	4,814,700	—	4,814,700
Derivative liabilities, at fair value (3)	12,291	—	12,291
Other liabilities	44,792	1,474	46,266
Total liabilities	4,871,783	1,474	4,873,257

Total stockholders' equity (allocated)	789,888	44,227	834,115
Debt-to-equity ratio (4)	6.1	—	5.8
Economic debt-to-equity ratio (5)	6.1	—	5.8
(1)Investments in non-Agency CMBS, non-Agency RMBS and an unconsolidated joint venture are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets and liabilities are allocated based on our hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($929,000 as of March 31, 2023) to total stockholders' equity.

December 31, 2022

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	4,746,693	45,200	4,791,893
Cash and cash equivalents (2)	175,535	—	175,535
Restricted cash (3)	103,246	—	103,246
Derivative assets, at fair value (3)	662	—	662
Other assets	25,252	807	26,059
Total assets	5,051,388	46,007	5,097,395

Repurchase agreements	4,234,823	—	4,234,823
Derivative liabilities, at fair value (3)	2,079	—	2,079
Other liabilities	53,980	2,438	56,418
Total liabilities	4,290,882	2,438	4,293,320

Total stockholders' equity (allocated)	760,506	43,569	804,075
Debt-to-equity ratio (4)	5.6	—	5.3
Economic debt-to-equity ratio (5)	5.6	—	5.3
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
We held cash, cash equivalents and restricted cash of $228.9 million at March 31, 2023 (March 31, 2022: $497.5 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $67.2 million for the three months ended March 31, 2023 (March 31, 2022: $40.1 million).
Our investing activities used net cash of $696.9 million in the three months ended March 31, 2023 compared to net cash provided by investing activities of $1.1 billion in the three months ended March 31, 2022. We used cash of $1.4 billion to purchase MBS during the three months ended March 31, 2023 (March 31, 2022: $7.6 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities). We used cash of $91.9 million to settle derivative contracts in the three months ended March 31, 2023 (March 31, 2022: received cash of $283.4 million). Our primary source of cash from investing activities for the three months ended March 31, 2023 was proceeds from sales of MBS of $783.9 million (March 31, 2022: $8.8 billion from the sales of MBS). We also generated $61.1 million from principal payments of MBS during the three months ended March 31, 2023 (March 31, 2022: $168.3 million).
Our financing activities provided net cash of $579.8 million for the three months ended March 31, 2023 (March 31, 2022: net cash used by financing activities of $1.2 billion). During the three months ended March 31, 2023, we received cash for net proceeds on our repurchase agreements of $579.9 million (March 31, 2022: net cash used of $1.2 billion). We also used cash of

$31.0 million for the three months ended March 31, 2023 to pay dividends (March 31, 2022: $38.1 million). Proceeds from issuance of common stock provided $35.8 million for the three months ended March 31, 2023.
As of March 31, 2023, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Credit Spreads
Our securities have values that fluctuate according to market conditions and the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call”, which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
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
Forward-Looking Statements Regarding Liquidity
As of March 31, 2023, we held $5.1 billion of Agency securities that are financed by repurchase agreements. We also had approximately $362.1 million of unencumbered investments and unrestricted cash of $101.8 million as of March 31, 2023. As of March 31, 2023, our known contractual obligations primarily consisted of $4.8 billion of repurchase agreement borrowings with a weighted average remaining maturity of 52 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $2.9 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
As of March 31, 2023, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $41.7 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2023. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	12	2,527,438	134,410
Europe (excluding United Kingdom)	2	402,511	18,296
Asia	3	1,291,186	72,187
United Kingdom	1	593,565	26,404
Total	18	4,814,700	251,297
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2022.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2023, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2023.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2023, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022.
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
Elevated inflation, monetary policy tightening by the FOMC and concerns surrounding the health of the regional banking system have impacted and will continue to impact credit spreads.
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
The COVID-19 pandemic, unprecedented fiscal and monetary policy responses to the COVID-19 pandemic, and the ongoing normalization of such policy responses caused unprecedented volatility and illiquidity in fixed income markets. The amount of financing we receive under our repurchase agreements is directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. When these or similar market conditions are present, margin call risk is elevated and our operating results and financial condition may be materially impacted.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, at March 31, 2023 and December 31, 2022, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	At March 31, 2023		At December 31, 2022
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(0.92)%	(1.02)%	(2.97)%	(1.15)%
+0.50%	(0.38)%	(0.40)%	(1.54)%	(0.48)%
-0.50%	0.18%	0.10%	1.56%	0.22%
-1.00%	0.74%	(0.17)%	2.90%	0.13%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2023 and December 31, 2022. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Given deteriorating fundamentals and tightening lending conditions, borrowers may experience difficulties meeting their obligations and refinancing loans upon scheduled maturities. Loans may experience increasing delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. We also expect credit rating agencies to continue to reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 21, 2023. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
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

INVESCO MORTGAGE CAPITAL INC.

May 9, 2023	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 9, 2023	By:	/s/ R. Lee Phegley, Jr.
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

10.1
Equity distribution agreement, dated February 23, 2023, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc., JMP Securities LLC and JonesTrading Institutional Services LLC incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on February 23, 2023.

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