Form 10-Q
period 2023-06-30
Invesco Mortgage Capital Inc.
filed 2023-08-03
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 31, 2023, there were 44,579,863 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023; June 30, 2023; March 31, 2022 and June 30, 2022	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	54

PART II OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	57

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	June 30, 2023	December 31, 2022
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,224,675 and $4,439,583, respectively; net of allowance for credit losses of $169 and $0, respectively)	5,507,460	4,791,893
Cash and cash equivalents	209,036	175,535
Restricted cash	124,669	103,246
Due from counterparties	—	1,584
Investment related receivable	23,809	22,744
Derivative assets, at fair value	—	662
Other assets	1,255	1,731
Total assets	5,866,229	5,097,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,959,388	4,234,823
Derivative liabilities, at fair value	2,635	2,079
Dividends payable	17,832	25,162
Accrued interest payable	40,159	20,546
Collateral held payable	—	4,892
Accounts payable and accrued expenses	1,779	1,365
Due to affiliate	3,552	4,453
Total liabilities	5,025,345	4,293,320
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,499,846 and 4,537,634 shares issued and outstanding, respectively ($112,496 and $113,441 aggregate liquidation preference, respectively)	108,766	109,679
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,773,774 and 7,816,470 shares issued and outstanding, respectively ($194,344 and $195,412 aggregate liquidation preference, respectively)	187,995	189,028
Common Stock, par value $0.01 per share; 67,000,000 shares authorized, 44,579,863 and 38,710,916 shares issued and outstanding, respectively	445	387
Additional paid in capital	3,968,567	3,901,562
Accumulated other comprehensive income	2,741	10,761
Retained earnings (distributions in excess of earnings)	(3,427,630)	(3,407,342)
Total stockholders’ equity	840,884	804,075
Total liabilities and stockholders' equity	5,866,229	5,097,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2023	2022	2023	2022
Interest income
Mortgage-backed and other securities	71,428	43,994	140,715	85,631
Commercial loan	—	561	—	1,098
Total interest income	71,428	44,555	140,715	86,729
Interest expense
Repurchase agreements	59,022	3,455	108,748	1,351
Total interest expense	59,022	3,455	108,748	1,351
Net interest income	12,406	41,100	31,967	85,378
Other income (loss)
Gain (loss) on investments, net	(99,679)	(324,876)	(47,723)	(829,264)
(Increase) decrease in provision for credit losses	(169)	—	(169)	—
Equity in earnings (losses) of unconsolidated ventures	—	(352)	2	(281)
Gain (loss) on derivative instruments, net	96,624	181,742	51,729	420,602
Other investment income (loss), net	27	(11)	(66)	44
Total other income (loss)	(3,197)	(143,497)	3,773	(408,899)
Expenses
Management fee – related party	3,168	4,619	6,147	9,893
General and administrative	1,963	2,519	4,052	4,543
Total expenses	5,131	7,138	10,199	14,436
Net income (loss)	4,078	(109,535)	25,541	(337,957)
Dividends to preferred stockholders	(5,840)	(8,100)	(11,702)	(16,494)
Gain on repurchase and retirement of preferred stock	364	1,491	364	1,491
Net income (loss) attributable to common stockholders	(1,398)	(116,144)	14,203	(352,960)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.03)	(3.52)	0.35	(10.70)
Diluted	(0.03)	(3.52)	0.35	(10.70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Net income (loss)	4,078	(109,535)	25,541	(337,957)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(131)	(1,825)	(607)	(4,246)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	169	—	169	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(3,201)	(4,802)	(7,695)	(9,998)
Currency translation adjustments on investment in unconsolidated venture	—	(93)	(10)	(293)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	—	123	—
Total other comprehensive income (loss)	(3,163)	(6,720)	(8,020)	(14,537)
Comprehensive income (loss)	915	(116,255)	17,521	(352,494)
Dividends to preferred stockholders	(5,840)	(8,100)	(11,702)	(16,494)
Gain on repurchase and retirement of preferred stock	364	1,491	364	1,491
Comprehensive income (loss) attributable to common stockholders	(4,561)	(122,864)	6,183	(367,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023 and June 30, 2023
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115
Net income (loss)	—	—	—	—	—	—	—	—	4,078	4,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,163)	—	(3,163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,888,639	29	30,939	—	—	30,968
Repurchase and retirement of preferred stock	(37,788)	(913)	(42,696)	(1,033)	—	—	—	—	364	(1,582)
Stock awards	—	—	—	—	43,980	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(17,833)	(17,833)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,840)	(5,840)
Amortization of equity-based compensation	—	—	—	—	—	—	141	—	—	141
Balance as of June 30, 2023	4,499,846	108,766	7,773,774	187,995	44,579,863	445	3,968,567	2,741	(3,427,630)	840,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022 and June 30, 2022
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	4,315	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance as of March 31, 2022	6,200,000	149,860	11,500,000	278,108	32,991,793	330	3,819,513	29,469	(3,149,333)	1,127,947
Net income (loss)	—	—	—	—	—	—	—	—	(109,535)	(109,535)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,720)	—	(6,720)
Repurchase and retirement of preferred stock	(43,820)	(1,059)	(620,141)	(14,997)	—	—	—	—	1,491	(14,565)
Stock awards	—	—	—	—	32,571	—	—	—	—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	(46)	—	(1)	—	—	(1)
Common stock dividends	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(29,721)	(29,721)
Redemption of preferred stock	—	—	—	—	—	—	—	—	(8,100)	(8,100)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance as of June 30, 2022	6,156,180	148,801	10,879,859	263,111	33,024,318	330	3,819,670	22,749	(3,295,198)	959,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2023	2022
Cash Flows from Operating Activities
Net income (loss)	25,541	(337,957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	2,752	2,333
Realized and unrealized (gain) loss on derivative instruments, net	66,172	(405,752)
(Gain) loss on investments, net	47,723	829,264
Increase (decrease) in provision for credit losses	169	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(2)	37
Other amortization	(7,392)	(9,702)
Loss on foreign currency translation	123	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(421)	2,182
Increase (decrease) in operating liabilities	19,079	374
Net cash provided by (used in) operating activities	153,744	80,779
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,393,198)	(14,442,287)
Purchase of U.S. Treasury securities	—	(502,290)
Distributions from investments in unconsolidated ventures, net	40	8,524
Principal payments from mortgage-backed securities	144,515	264,791
Proceeds from sale of mortgage-backed securities	1,482,034	17,264,232
Proceeds from the sale of U.S. Treasury securities	—	468,051
Settlement (termination) of forwards, swaps, and TBAs, net	(64,954)	424,661
Net change in due from counterparties and collateral held payable on derivative instruments	1,584	(3,897)
Net cash provided by (used in) investing activities	(829,979)	3,481,785
Cash Flows from Financing Activities
Proceeds from issuance of common stock	66,760	—
Repurchase of preferred stock	(1,582)	(14,565)
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	—	(1)
Proceeds from repurchase agreements	17,156,436	35,949,170
Principal repayments of repurchase agreements	(16,431,871)	(39,674,474)
Net change in due from counterparties and collateral held payable on repurchase agreements	(4,892)	7,099
Payments of deferred costs	(169)	(184)
Payments of dividends	(53,523)	(75,875)
Net cash provided by (used in) financing activities	731,159	(3,808,830)
Net change in cash, cash equivalents and restricted cash	54,924	(246,266)
Cash, cash equivalents and restricted cash, beginning of period	278,781	577,052
Cash, cash equivalents and restricted cash, end of period	333,705	330,786
Supplement Disclosure of Cash Flow Information
Interest paid	96,830	10,713
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	438	(4,246)
Dividends declared not paid	17,832	29,722
Net change in investment related receivable (payable)	—	(791)
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	(113)	293

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
As of June 30, 2023, we were invested in:
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

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary as of June 30, 2023 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	36,730	36,730
Non-Agency RMBS	8,256	8,256
Investments in unconsolidated ventures	503	503
Total	45,489	45,489
Refer to Note 4 - "Mortgage-Backed Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of June 30, 2023 and December 31, 2022.

As of June 30, 2023
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	5,521,614	(170,891)	5,350,723	—	33,274	5,383,997	5.14%
Agency-CMO (2)	596,770	(518,048)	78,722	—	(245)	78,477	9.60%
Non-Agency CMBS	38,652	(885)	37,767	(169)	(868)	36,730	8.52%
Non-Agency RMBS (3)(4)(5)	291,613	(283,897)	7,716	—	540	8,256	8.41%
Total	6,448,649	(973,721)	5,474,928	(169)	32,701	5,507,460	5.24%
(1)Period-end weighted average yield is based on amortized cost as of June 30, 2023 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 68.0% fixed rate, 31.2% variable rate, and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.0% of principal/notional balance, 39.3% of amortized cost and 33.4% of fair value.

As of December 31, 2022
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of June 30, 2023 and December 31, 2022. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of June 30, 2023 and December 31, 2022, approximately 99% of our MBS was accounted for under the fair value option.

	As of
	June 30, 2023			December 31, 2022
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	5,383,997	5,383,997	—	4,661,737	4,661,737
Agency-CMO	—	78,477	78,477	—	84,956	84,956
Non-Agency CMBS	36,730	—	36,730	36,787	—	36,787
Non-Agency RMBS	5,703	2,553	8,256	5,667	2,746	8,413
Total	42,433	5,465,027	5,507,460	42,454	4,749,439	4,791,893
The components of the carrying value of our MBS portfolio as of June 30, 2023 and December 31, 2022 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $23.8 million as of June 30, 2023 (December 31, 2022: $21.3 million).

	As of
	June 30, 2023			December 31, 2022
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,568,991	879,658	6,448,649	4,770,175	917,330	5,687,505
Unamortized premium	2,674	—	2,674	5,195	—	5,195
Unamortized discount	(178,489)	(797,906)	(976,395)	(126,112)	(831,308)	(957,420)
Allowance for credit losses	(169)	—	(169)	—	—	—
Gross unrealized gains (1)	43,706	3,272	46,978	62,245	4,605	66,850
Gross unrealized losses (1)	(10,492)	(3,785)	(14,277)	(7,535)	(2,702)	(10,237)
Fair value	5,426,221	81,239	5,507,460	4,703,968	87,925	4,791,893
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2023 and 2022 is provided below in this Note 4.

The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of June 30, 2023 and December 31, 2022.

	As of
$ in thousands	June 30, 2023	December 31, 2022
Less than one year	26,717	26,593
Greater than one year and less than five years	10,014	10,194
Greater than or equal to five years	5,470,729	4,755,106
Total	5,507,460	4,791,893

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.
As of June 30, 2023

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	1,849,796	(9,597)	17	—	—	—	1,849,796	(9,597)	17
Agency-CMO (1)	42,147	(1,617)	8	8,773	(1,702)	3	50,920	(3,319)	11
Non-Agency CMBS (2)	36,730	(868)	3	—	—	—	36,730	(868)	3
Non-Agency RMBS (3)	—	—	—	1,600	(493)	10	1,600	(493)	10
Total	1,928,673	(12,082)	28	10,373	(2,195)	13	1,939,046	(14,277)	41
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.3 million for which the fair value option has been elected. Such securities have unrealized losses of $466,000.
As of December 31, 2022

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

We recorded a $169,000 provision for credit losses on a single non-Agency CMBS during the three and six months ended June 30, 2023. We did not record any provisions for credit losses during the three and six months ended June 30, 2022. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended June 30,	Six Months Ended June 30,
$ in thousands	2023	2023
Beginning allowance for credit losses	—	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	(169)	(169)
Ending allowance for credit losses	(169)	(169)
The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Gross realized gains on sale of MBS	—	5,348	5,363	5,348
Gross realized losses on sale of MBS	(10,484)	(540,404)	(29,612)	(859,374)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(89,195)	224,464	(23,474)	58,997
Net unrealized gains (losses) on commercial loan	—	87	—	(37)
Net unrealized gains (losses) on U.S. Treasury securities	—	19,827	—	—
Net realized gains (losses) on U.S. Treasury securities	—	(34,198)	—	(34,198)
Total gain (loss) on investments, net	(99,679)	(324,876)	(47,723)	(829,264)
The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three and six months ended June 30, 2023 and 2022.
For the three months ended June 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	68,570	1,138	69,708
Non-Agency CMBS	491	296	787
Non-Agency RMBS	288	(125)	163
Other	770	—	770
Total	70,119	1,309	71,428
For the three months ended June 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	40,927	422	41,349
Non-Agency CMBS	668	509	1,177
Non-Agency RMBS	310	(132)	178
U.S. Treasury Securities	1,213	(25)	1,188
Other	102	—	102
Total	43,220	774	43,994

For the six months ended June 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	136,053	1,152	137,205
Non-Agency CMBS	966	587	1,553
Non-Agency RMBS	578	(259)	319
Other	1,638	—	1,638
Total	139,235	1,480	140,715
For the six months ended June 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	87,525	(6,506)	81,019
Non-Agency CMBS	1,405	1,012	2,417
Non-Agency RMBS	640	(283)	357
U.S. Treasury Securities	1,773	(41)	1,732
Other	106	—	106
Total	91,449	(5,818)	85,631
Note 5 – Other Assets
The following table summarizes our other assets as of June 30, 2023 and December 31, 2022.

	As of
$ in thousands	June 30, 2023	December 31, 2022
Investments in unconsolidated ventures	503	552
Prepaid expenses and other assets	752	1,179
Total	1,255	1,731
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
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of June 30, 2023.
The following tables summarize certain characteristics of our borrowings as of June 30, 2023 and December 31, 2022. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

As of
$ in thousands	June 30, 2023			December 31, 2022
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	4,959,388	5.21%	49	4,234,823	4.24%	28
Total Borrowings	4,959,388	5.21%	49	4,234,823	4.24%	28

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and TBAs as of June 30, 2023 and December 31, 2022. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2023 and December 31, 2022, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	June 30, 2023	December 31, 2022
Repurchase Agreements:
Agency RMBS	5,224,675	4,439,583
Total repurchase agreements collateral pledged	5,224,675	4,439,583
Derivative Instruments:
Cash	—	1,584
Restricted cash	124,669	103,246
Total derivative instruments collateral pledged	124,669	104,830

Total collateral pledged:
Agency RMBS	5,224,675	4,439,583
Cash	—	1,584
Restricted cash	124,669	103,246
Total collateral pledged	5,349,344	4,544,413

	As of
Collateral Held	June 30, 2023	December 31, 2022
Repurchase Agreements:
Cash	—	4,892
Non-cash collateral	—	7,216
Total repurchase agreements collateral held	—	12,108
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of June 30, 2023 (December 31, 2022: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of June 30, 2023 and December 31, 2022, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2023.

$ in thousands	Notional Amount as of December 31, 2022	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2023
Interest Rate Swaps (1) (2)	8,150,000	500,000	(775,000)	7,875,000
TBA Purchase Contracts	400,000	1,150,000	(1,550,000)	—
TBA Sale Contracts	(400,000)	(1,150,000)	1,550,000	—
Total	8,150,000	500,000	(775,000)	7,875,000
(1)Does not include interest rate swaps with forward start dates until the date they begin to bear interest. See below for additional detail on our interest rate swaps with forward start dates.
(2)Notional amount as of June 30, 2023 includes $6.3 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $1.6 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.4 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $3.2 million and $7.7 million as a decrease (June 30, 2022: $4.8 million and $10.0 million as a decrease) to interest expense for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $2.7 million (December 31, 2022: $10.4 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and are expected to be reclassified as a decrease to interest expense, repurchase agreements over a period of time through December 15, 2023.

As of June 30, 2023 and December 31, 2022, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of June 30, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	2,050,000	0.18%	5.09%	1.9
3 to 5 years	1,475,000	0.27%	5.09%	4.2
5 to 7 years	850,000	0.38%	5.09%	5.7
7 to 10 years	1,425,000	0.55%	5.09%	7.3
Greater than 10 years	500,000	1.92%	5.09%	18.7
Total	6,300,000	0.45%	5.09%	5.5

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	4.30%	2.2
3 to 5 years	1,475,000	0.27%	4.30%	4.7
5 to 7 years	850,000	0.38%	4.30%	6.2
7 to 10 years	1,425,000	0.55%	4.30%	7.8
Greater than 10 years	500,000	1.92%	4.30%	19.2
Total	5,800,000	0.45%	4.30%	6.3
As of June 30, 2023, we held $475.0 million notional amount of interest rate swaps with forward start dates that will receive floating interest based on SOFR (December 31, 2022: $975.0 million). As of June 30, 2023, these interest rate swaps had a weighted average maturity of 30.1 years (December 31, 2022: 16.5 years) and a weighted average fixed pay rate of 1.33% (December 31, 2022: 0.89%).
As of June 30, 2023 and December 31, 2022, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of June 30, 2023
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
3 to 5 years	375,000	5.09%	2.66%	4.6
5 to 7 years	825,000	5.09%	2.68%	6.0
7 to 10 years	100,000	5.09%	2.74%	8.9
Greater than 10 years	275,000	5.09%	2.72%	29.0
Total	1,575,000	5.09%	2.69%	9.9

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	100,000	4.30%	4.90%	0.9
3 to 5 years	550,000	4.30%	2.74%	4.0
5 to 7 years	1,125,000	4.30%	2.66%	6.0
7 to 10 years	200,000	4.30%	2.66%	8.4
Greater than 10 years	375,000	4.30%	2.67%	29.5
Total	2,350,000	4.30%	2.78%	9.3
As of June 30, 2023, we held $275.0 million notional amount of interest rate swaps with forward start dates that will pay floating interest based on SOFR (December 31, 2022: $275.0 million). As of June 30, 2023, these interest rate swaps had a weighted average maturity of 15.5 years (December 31, 2022: 16.0 years) and a weighted average fixed receive rate of 2.63% (December 31, 2022: 2.63%).
Currency Forward Contracts
We have historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any currency forward contracts outstanding as of June 30, 2023 or December 31, 2022.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2022. We did not have any TBAs outstanding as of June 30, 2023.

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
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	20	Interest Rate Swaps Liability	2,635	—
TBAs	—	642	TBAs	—	2,079
Total Derivative Assets	—	662	Total Derivative Liabilities	2,635	2,079

The following tables summarize the effect of interest rate swaps, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

$ in thousands	Three Months Ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	27,893	63,437	5,312	96,642
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(929)	—	929	—
Total	26,946	63,437	6,241	96,624

$ in thousands	Three Months Ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	209,913	13,566	(2,966)	220,513
Currency Forward Contracts	486	—	(177)	309
TBAs	(69,167)	—	30,087	(39,080)
Total	141,232	13,566	26,944	181,742

$ in thousands	Six Months Ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(63,056)	117,901	(2,656)	52,189
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(64,954)	117,901	(1,218)	51,729

$ in thousands	Six Months Ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	553,222	14,850	(14,365)	553,707
Currency Forward Contracts	679	—	(218)	461
TBAs	(129,240)	—	(4,326)	(133,566)
Total	424,661	14,850	(18,909)	420,602

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $2.6 million as of June 30, 2023 (December 31, 2022: asset of $20,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of June 30, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,959,388)	—	(4,959,388)	4,959,388	—	—
Total Liabilities	(4,959,388)	—	(4,959,388)	4,959,388	—	—
As of December 31, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	642	—	642	(642)	—	—
Total Assets	642	—	642	(642)	—	—

Liabilities
Derivatives (2) (3)	(2,079)	—	(2,079)	642	1,297	(140)
Repurchase Agreements (1)	(4,234,823)	—	(4,234,823)	4,234,823	—	—
Total Liabilities	(4,236,902)	—	(4,236,902)	4,235,465	1,297	(140)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $5.2 billion as of June 30, 2023 (December 31, 2022: $4.4 billion). We held no cash collateral under repurchase agreements as of June 30, 2023 (December 31, 2022: $4.9 million).
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $124.7 million as of June 30, 2023 (December 31, 2022: $104.8 million) of which $124.7 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2022: $103.2 million). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of June 30, 2023 and December 31, 2022.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,507,460	—	—	5,507,460
Other assets	—	—	—	503	503
Total assets	—	5,507,460	—	503	5,507,963
Liabilities:
Derivative liabilities	—	2,635	—	—	2,635
Total liabilities	—	2,635	—	—	2,635

	As of December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,791,893	—	—	4,791,893
Derivative assets	—	662	—	—	662
Other assets	—	—	—	552	552
Total assets	—	4,792,555	—	552	4,793,107
Liabilities:
Derivative liabilities	—	2,079	—	—	2,079
Total liabilities	—	2,079	—	—	2,079
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2022, we were invested in two unconsolidated ventures that were managed by an affiliate of our Manager. One of the unconsolidated ventures was dissolved during the first quarter of 2023. As of June 30, 2023, the remaining unconsolidated venture was in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,959,388	4,958,370	4,234,823	4,233,627
Total	4,959,388	4,958,370	4,234,823	4,233,627
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and six months ended June 30, 2023 reimbursed or reimbursable by us were $461,000 and $870,000, respectively (June 30, 2022: $337,000 and $750,000, respectively).
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
The following table summarizes the costs incurred on our behalf by our Manager during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Incurred costs, prepaid or expensed	1,294	2,020	2,688	3,357
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	257	159	257	217
Total incurred costs, originally paid by our Manager	1,551	2,179	2,945	3,574
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. As of June 30, 2023, we had authority to purchase 1,299,846 additional shares of our Series B Preferred Stock and 1,273,774 additional shares of our Series C Preferred Stock under the current share repurchase program.

Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate originally equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.18% of the $25.00 liquidation preference per annum. On June 30, 2023, LIBOR ceased being published. Under the Adjustable Interest Rate (LIBOR) Act ( “LIBOR Act”), the floating rate will be three-month CME Term SOFR plus the applicable credit spread adjustment (0.26161%). Dividends are cumulative and payable quarterly in arrears.
Holders of our Series C Preferred Stock are entitled to receive dividends at an annual rate of 7.50% of the liquidation preference of $25.00 per share or $1.875 per share per annum until September 27, 2027. After September 27, 2027, holders are entitled to receive dividends at a floating rate originally equal to three-month LIBOR plus a spread of 5.289% of the $25.00 liquidation preference per annum. Under the LIBOR Act, the floating rate will be three-month CME Term SOFR plus the applicable credit spread adjustment (0.26161%). Dividends are cumulative and payable quarterly in arrears.
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
As of June 30, 2023, we may sell up to 10,181,292 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended June 30, 2023, we sold 2,888,639 shares of common stock under our equity distribution agreement for proceeds of $31.0 million, net of approximately $421,000 in commissions and fees. During the six months ended June 30, 2023, we sold 5,818,708 shares of common stock under our equity distribution agreement for proceeds of $66.8 million, net of approximately $903,000 in commissions and fees. We did not sell any shares of common stock under equity distribution agreements during the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2023 and 2022, we did not repurchase any shares of our common stock. As of June 30, 2023, we had authority to purchase 1,816,398 shares of our common stock through our common stock share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2023 and 2022. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended June 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(131)	—	(131)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	169	—	169
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(3,201)	(3,201)
Total other comprehensive income (loss)	—	38	(3,201)	(3,163)

AOCI balance at beginning of period	—	(7)	5,911	5,904
Total other comprehensive income (loss)	—	38	(3,201)	(3,163)
AOCI balance at end of period	—	31	2,710	2,741

	Three Months Ended June 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(1,825)	—	(1,825)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,802)	(4,802)
Currency translation adjustments on investment in unconsolidated venture	(93)	—	—	(93)
Total other comprehensive income (loss)	(93)	(1,825)	(4,802)	(6,720)

AOCI balance at beginning of period	224	4,328	24,917	29,469
Total other comprehensive income (loss)	(93)	(1,825)	(4,802)	(6,720)
AOCI balance at end of period	131	2,503	20,115	22,749

	Six Months Ended June 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(607)	—	(607)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	169	—	169
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(7,695)	(7,695)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(438)	(7,695)	(8,020)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(438)	(7,695)	(8,020)
AOCI balance at end of period	—	31	2,710	2,741

	Six Months Ended June 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(4,246)	—	(4,246)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(9,998)	(9,998)
Currency translation adjustments on investment in unconsolidated venture	(293)	—	—	(293)
Total other comprehensive income (loss)	(293)	(4,246)	(9,998)	(14,537)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(293)	(4,246)	(9,998)	(14,537)
AOCI balance at end of period	131	2,503	20,115	22,749
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the six months ended June 30, 2023 and 2022.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023
2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023
2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2023
June 21, 2023	0.40	17,833	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023
2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 is computed as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2023	2022	2023	2022
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(1,398)	(116,144)	14,203	(352,960)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	42,391	32,990	41,007	32,988
Effect of dilutive securities:
Restricted stock awards	—	—	1	—
Dilutive Shares	42,391	32,990	41,008	32,988
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.03)	(3.52)	0.35	(10.70)
Diluted	(0.03)	(3.52)	0.35	(10.70)
The following potential weighted average common shares were excluded from diluted earnings per share for the three months ended June 30, 2023 as the effect would be antidilutive: 654 (three and six months ended June 30, 2022: 1,127 and 1,314 for restricted stock awards, respectively).
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of June 30, 2023 are discussed below.
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
Note 15 – Subsequent Events
Dividends
We declared the following dividends on August 2, 2023: a Series B Preferred Stock dividend of $0.4844 per share payable on September 27, 2023 to our stockholders of record as of September 5, 2023 and a Series C Preferred Stock dividend of $0.46875 per share payable on September 27, 2023 to our stockholders of record as of September 5, 2023.

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

Forward-Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans, objectives and our views on domestic and global market conditions (including the Agency RMBS and residential and commercial real estate market). When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
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
As of June 30, 2023, we were invested in:
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
During the periods presented in this Quarterly Report, we also invested in:
•a commercial mortgage loan;
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS; and
•U.S. Treasury securities.
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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the second quarter of 2023. Contributing factors included:
•Financial conditions improved throughout the second quarter, as credit spreads tightened, equity markets rallied, concerns around the U.S. debt ceiling were resolved and volatility eased. The positive environment seen across most risk assets was largely spurred by a continued moderation in most inflation measures. Headline consumer price index (“CPI”) fell from 5.0% to 3.0% during the quarter, while CPI (ex. food and energy) fell from 5.6% to 4.8%. Core personal consumption expenditures, however, remained anchored at 4.7%, and has been in a tight range between 4.6% and 4.7% since the beginning of the year. Investors continue to expect further drops in inflation, as Treasury inflation-protected securities breakeven rates dropped sharply during the quarter, with the two year breakeven ending the quarter at 2.1% and the five year breakeven ending at 2.2%.
•Interest rates were sharply higher during the quarter, largely reversing the rally spurred by the uncertainty surrounding the regional banking system that we saw in the first quarter. The yield on the two year Treasury increased by 87 basis points, to 4.90%, the yield on the five year Treasury increased 59 basis points, to 4.16% and the yield on the ten year Treasury finished at 3.84%, up 37 basis points on the quarter. The Federal Reserve’s Open Market Committee (“FOMC”) increased the Federal Funds target rate by 25 basis points in May, taking the target to a range of 5.0% to 5.25%.
•Agency mortgage performance improved during the second quarter as lower coupon valuations recovered a portion of their underperformance in March, while higher coupon valuations were largely unchanged as interest rate volatility remained elevated. As a result, current coupon spreads ended modestly wider while performance versus Treasuries was slightly positive. In addition, premiums on specified pool collateral declined as a result of sharply higher interest rates during the quarter. Although modestly lower levels of interest rate volatility led to increased demand for risk assets by investors, this demand was largely offset by faster than anticipated sales of failed bank assets by the FDIC and the increased supply caused by a stronger housing market.
The following market conditions were also notable for the company in the second quarter of 2023:
•The employment picture remained strong as gains in non-farm payrolls averaged 244,000 per month. The unemployment rate was slightly higher, ending the quarter up 0.1 at 3.6%.
•Risk assets performed well during the quarter. The S&P 500 gained 8.3%, while the NASDAQ was up 12.8%. Likewise, credit spreads across investment grade credit, high yield and emerging market debt all finished the quarter tighter. Credit spreads on debt backed by commercial real estate mortgage loans also finished the quarter tighter, buoyed by increased investor risk appetite.
•Despite favorable moves in CMBS valuations, increasing vacancy rates, declining real estate values, increased borrowing costs, and tighter mortgage lending standards remain challenges for the sector. Meanwhile, reevaluation of tenant needs and a corresponding increase in the amount of available sublease space has created unique headwinds for the office sector. The number of CMBS loans residing with special servicers increased across property types.
•Non-Agency RMBS credit spreads tightened during the quarter as low issuance and compelling relative value drove positive market technicals. The resilience of home prices through the first half of the year despite high mortgage rates and historically low affordability further supported investor risk appetite. Despite the potential for a slowing economy, borrower defaults are likely to remain contained given strong loan underwriting and high levels of borrower equity.
Outlook
Moving into the third quarter of 2023, the FOMC’s monetary policy tightening cycle is expected to conclude by the end of the year, with one or two more 25 basis point increases in the Fed Funds Rate reflected in the futures market. While the timing remains uncertain, the potential decline in interest rate volatility in conjunction with the end of the tightening cycle should be supportive for higher coupon Agency RMBS valuations. Furthermore, Agency RMBS supply and demand technicals are expected to improve in the second half of the year, as the liquidation of assets from the FDIC nears its conclusion and organic net supply declines. Commercial banks should also soon receive greater clarity on their regulatory environment, which could encourage further deployment of capital away from loans and into lower risk weighted assets such as Agency RMBS. Finally, valuations in production coupon Agency RMBS remain historically attractive, and funding capacity is robust. Taken together, we believe the decline in interest rate volatility and a supportive technical environment, combined with compelling valuations and favorable funding conditions, represent an attractive investment opportunity in Agency RMBS for the remainder of 2023.

Investment Activities
The table below shows the composition of our investment portfolio as of June 30, 2023, December 31, 2022 and June 30, 2022.

	As of
$ in thousands	June 30, 2023	December 31, 2022	June 30, 2022
Agency RMBS:
30 year fixed-rate, at fair value	5,383,997	4,661,737	3,802,451
Agency CMO, at fair value	78,477	84,956	60,808
Non-Agency CMBS, at fair value	36,730	36,787	43,644
Non-Agency RMBS, at fair value	8,256	8,413	8,262
Commercial loan, at fair value	—	—	23,478
Investments in unconsolidated ventures	503	552	3,622
Subtotal	5,507,963	4,792,445	3,942,265
TBAs, at implied cost basis (1)	—	1,437	466,559
Total investment portfolio, including TBAs	5,507,963	4,793,882	4,408,824
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
We sold $1.5 billion and purchased $2.4 billion of Agency RMBS during the six months ended June 30, 2023. As of June 30, 2023, our holdings of 30 year fixed-rate Agency RMBS represented approximately 98% of our total investment portfolio, including TBAs, versus 97% as of December 31, 2022 and 86% as of June 30, 2022. Our 30 year fixed-rate Agency RMBS holdings as of June 30, 2023, December 31, 2022 and June 30, 2022 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	June 30, 2023		December 31, 2022		June 30, 2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
3.0%	—	—%	—	—%	636,413	16.7%
3.5%	—	—%	—	—%	900,002	23.7%
4.0%	871,876	16.2%	—	—%	911,599	24.0%
4.5%	1,400,379	26.0%	1,392,304	29.9%	1,011,921	26.6%
5.0%	1,588,177	29.5%	1,694,939	36.4%	342,516	9.0%
5.5%	1,523,565	28.3%	1,574,494	33.7%	—	—%
Total 30 year fixed-rate Agency RMBS	5,383,997	100.0%	4,661,737	100.0%	3,802,451	100.0%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of June 30, 2023, December 31, 2022 and June 30, 2022.

	As of
	June 30, 2023		December 31, 2022		June 30, 2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,508,513	28.0%	1,302,391	27.9%	949,527	25.0%
Loan balance	1,504,068	27.9%	1,033,014	22.2%	1,721,069	45.3%
Generic	—	—%	158,230	3.4%	—	—%
High loan-to-value (“LTV”) ratio	1,087,052	20.2%	750,724	16.1%	256,240	6.7%
Low credit score	1,284,364	23.9%	1,417,378	30.4%	875,615	23.0%
Total 30 year fixed-rate Agency RMBS	5,383,997	100.0%	4,661,737	100.0%	3,802,451	100.0%
We have invested in TBAs as an alternative means of investing in and financing Agency RMBS. As of June 30, 2023 and December 31, 2022, we had no investments or immaterial investments in TBAs, versus 11% of our investment portfolio as of June 30, 2022. We decreased the allocation to TBAs as implied financing rates in the Agency RMBS TBA dollar roll market increased more than those available in the repurchase market for most coupons.
As of June 30, 2023; December 31, 2022 and June 30, 2022, our holdings of non-Agency CMBS represented approximately 1% of our total investment portfolio, including TBAs. Our non-Agency CMBS portfolio is comprised of fixed-rate securities that were rated single-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2023. Approximately 71% of non-Agency CMBS were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2023.
As of June 30, 2023; December 31, 2022 and June 30, 2022, our holdings of non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs.
As of December 31, 2022 and June 30, 2022, we held investments in two unconsolidated ventures that were managed by an affiliate of our Manager. Our joint venture whose net assets were denominated in euros was dissolved during the first quarter of 2023. Our remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Until the venture completes its liquidation, we are committed to fund $2.9 million in additional capital to cover future expenses should they occur.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
June 30, 2022	3,262,530	4,059,917	4,902,191
September 30, 2022	3,887,291	3,907,505	4,165,996
December 31, 2022	4,234,823	3,825,218	4,234,823
March 31, 2023	4,814,700	4,734,819	4,814,700
June 30, 2023	4,959,388	4,791,720	4,959,388
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the six months ended June 30, 2023, we terminated existing interest rate swaps with a notional amount of $775.0 million. In addition, one of our forward starting swaps held as of December 31, 2022 with a notional amount of $500.0 million began to bear interest during the six months ended June 30, 2023. The remainder of our forward starting swaps begin to bear interest in July 2023. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We recorded net gains of $96.6 million and $52.2 million on interest rate swaps for the three and six months ended June 30, 2023, respectively, primarily due to changes in forward interest rate expectations.
We have historically entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. We did not have any currency forward contracts outstanding as of June 30, 2023 or December 31, 2022.
Capital Activities
As of June 30, 2023, we may sell up to 10,181,292 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three months ended June 30, 2023, we sold 2,888,639 shares of common stock under our equity distribution agreement for proceeds of $31.0 million, net of approximately $421,000 in commissions and fees. During the six months ended June 30, 2023, we sold 5,818,708 shares of common stock under our equity distribution agreement for proceeds of $66.8 million, net of approximately $903,000 in commissions and fees. We did not sell any shares of common stock under equity distribution agreements during the three and six months ended June 30, 2022.
For information on dividends declared during the six months ended June 30, 2023 and 2022, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the six months ended June 30, 2023, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. As of June 30, 2023, we had authority to purchase 1,299,846 additional shares of our Series B Preferred Stock and 1,273,774 additional shares of our Series C Preferred Stock under the current share repurchase program.

Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	June 30, 2023	December 31, 2022
Numerator (adjusted equity):
Total equity	840,884	804,075
Less: Liquidation preference of Series B Preferred Stock	(112,496)	(113,441)
Less: Liquidation preference of Series C Preferred Stock	(194,344)	(195,412)
Total adjusted equity	534,044	495,222

Denominator (number of shares):
Common stock outstanding	44,580	38,711

Book value per common share	11.98	12.79
Our book value per common share decreased 6.3% as of June 30, 2023 compared to December 31, 2022 as modest outperformance in higher coupon Agency RMBS relative to Treasuries has been offset by further inversion of the yield curve, elevated interest rate volatility given changes in the expectation for near-term monetary policy and declines in premiums on our specified pool investments. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2022.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2023	2022	2023	2022
Interest income
Mortgage-backed and other securities	71,428	43,994	140,715	85,631
Commercial loan	—	561	—	1,098
Total interest income	71,428	44,555	140,715	86,729
Interest expense
Repurchase agreements	59,022	3,455	108,748	1,351
Total interest expense	59,022	3,455	108,748	1,351
Net interest income	12,406	41,100	31,967	85,378
Other income (loss)
Gain (loss) on investments, net	(99,679)	(324,876)	(47,723)	(829,264)
(Increase) decrease in provision for credit losses	(169)	—	(169)	—
Equity in earnings (losses) of unconsolidated ventures	—	(352)	2	(281)
Gain (loss) on derivative instruments, net	96,624	181,742	51,729	420,602
Other investment income (loss), net	27	(11)	(66)	44
Total other income (loss)	(3,197)	(143,497)	3,773	(408,899)
Expenses
Management fee – related party	3,168	4,619	6,147	9,893
General and administrative	1,963	2,519	4,052	4,543
Total expenses	5,131	7,138	10,199	14,436
Net income (loss)	4,078	(109,535)	25,541	(337,957)
Dividends to preferred stockholders	(5,840)	(8,100)	(11,702)	(16,494)
Gain on repurchase and retirement of preferred stock	364	1,491	364	1,491
Net income (loss) attributable to common stockholders	(1,398)	(116,144)	14,203	(352,960)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.03)	(3.52)	0.35	(10.70)
Diluted	(0.03)	(3.52)	0.35	(10.70)
Weighted average number of shares of common stock:
Basic	42,391,477	32,990,319	41,007,107	32,987,678
Diluted	42,391,477	32,990,319	41,008,028	32,987,678

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Average earning assets (1)	5,285,794	4,663,313	5,265,654	5,827,797
Average earning asset yields (2)	5.41%	3.82%	5.34%	2.98%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $5.3 billion for the three months ended June 30, 2023 (June 30, 2022: $4.7 billion) and $5.3 billion for the six months ended June 30, 2023 (June 30, 2022: $5.8 billion). Average earnings assets were higher for the three months ended June 30, 2023 relative to the same period in 2022 primarily due to higher leverage. The decrease in average earning assets for the six months ended June 30, 2023 compared to 2022 is primarily due to a reduction in the size of our investment portfolio and related repurchase agreement borrowings during the first half of 2022 given expectations that elevated market volatility could result in lower valuations on our assets, while maintaining appropriate levels of leverage following declines in stockholders' equity. Average earning asset yields increased for the three and six months ended June 30, 2023 compared to 2022 primarily due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $71.4 million and $140.7 million for the three and six months ended June 30, 2023, respectively (June 30, 2022: $44.6 million and $86.7 million). Our interest income includes coupon interest and net (premium amortization) discount accretion on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Interest Income
Mortgage-backed and other securities - coupon interest	70,119	43,220	139,235	91,449
Mortgage-backed and other securities - net (premium amortization) discount accretion	1,309	774	1,480	(5,818)
Mortgage-backed and other securities - interest income	71,428	43,994	140,715	85,631
Commercial loan	—	561	—	1,098
Total interest income	71,428	44,555	140,715	86,729
Mortgage-backed and other securities interest income increased $27.4 million and $55.1 million for the three and six months ended June 30, 2023, respectively, compared to 2022 primarily due to a 159 and 236 basis point increase in average earning asset yields, respectively. Our commercial loan investment was fully repaid in October 2022.
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

The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Agency RMBS	1,138	422	1,152	(6,506)
Non-Agency CMBS	296	509	587	1,012
Non-Agency RMBS	(125)	(132)	(259)	(283)
U.S. Treasury Securities	—	(25)	—	(41)
Net (premium amortization) discount accretion	1,309	774	1,480	(5,818)
Net discount accretion was $1.3 million for the three months ended June 30, 2023 compared to $774,000 for the same period in 2022. Net discount accretion was $1.5 million for the six months ended June 30, 2023 compared to net premium amortization of $5.8 million for the same period in 2022. The change in net (premium amortization) discount accretion for the six months ended June 30, 2023 compared to 2022 was primarily the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Total average borrowings (1)	4,791,720	4,059,423	4,764,748	5,133,591
Maximum borrowings during the period (2)	4,959,388	4,902,191	4,959,388	6,636,913
Cost of funds (3)	4.93%	0.34%	4.56%	0.05%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings increased $732.3 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher leverage. Total average borrowings decreased $368.8 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a reduction in the size of our investment portfolio and related repurchase agreement borrowings during the first half of 2022 given expectations that elevated market volatility could result in lower valuations on our assets, while maintaining appropriate levels of leverage following declines in stockholders' equity. Our average cost of funds increased 459 and 451 basis points for the three and six months ended June 30, 2023, respectively, compared to 2022 as the FOMC has consistently raised the Federal Funds target rate from a range of 0.0% to 0.25% as of January 1, 2022 to a range of 5.0% to 5.25% as of June 30, 2023.
The table below presents the components of interest expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Interest Expense
Interest expense on repurchase agreement borrowings	62,223	8,257	116,443	11,349
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,201)	(4,802)	(7,695)	(9,998)
Repurchase agreements interest expense	59,022	3,455	108,748	1,351
Total interest expense	59,022	3,455	108,748	1,351
Our repurchase agreements interest expense, which equals our total interest expense, increased $55.6 million and $107.4 million for the three and six months ended June 30, 2023, respectively, compared to 2022 primarily due to a higher cost of funds.

Our repurchase agreements interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $3.2 million and $7.7 million during the three and six months ended June 30, 2023 respectively, and $4.8 million and $10.0 million during the three and six months ended June 30, 2022, respectively. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We expect that the remaining $2.7 million of net deferred gains on de-designated interest rate swaps will be reclassified from accumulated other comprehensive income and recorded as a decrease to interest expense over a period of time through December 15, 2023.
Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Interest Income
Mortgage-backed and other securities	71,428	43,994	140,715	85,631
Commercial loan	—	561	—	1,098
Total interest income	71,428	44,555	140,715	86,729
Interest Expense
Interest expense on repurchase agreement borrowings	62,223	8,257	116,443	11,349
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,201)	(4,802)	(7,695)	(9,998)
Repurchase agreements interest expense	59,022	3,455	108,748	1,351
Total interest expense	59,022	3,455	108,748	1,351
Net interest income	12,406	41,100	31,967	85,378
Net interest rate margin	0.48%	3.48%	0.78%	2.93%
Our net interest income, which equals interest income less interest expense, totaled $12.4 million and $32.0 million for the three and six months ended June 30, 2023, respectively (June 30, 2022: $41.1 million and $85.4 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.48% and 0.78% for the three and six months ended June 30, 2023, respectively (June 30, 2022: 3.48% and 2.93%). The decrease in net interest income for the three and six months ended June 30, 2023 compared to 2022 was primarily due to a higher cost of funds related to increases in the Federal Funds target rate, which was partially offset by higher interest income. The decrease in net interest rate margin for the three and six months ended June 30, 2023 compared to 2022 was primarily due to a higher cost of funds, which was partially offset by our rotation into higher yielding Agency RMBS. Our short-term borrowings are generally more sensitive to changes in interest rates than our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Net realized gains (losses) on sale of MBS	(10,484)	(535,056)	(24,249)	(854,026)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(89,195)	224,464	(23,474)	58,997
Net unrealized gains (losses) on commercial loan	—	87	—	(37)
Net unrealized gains (losses) on U.S. Treasury securities	—	19,827	—	—
Net realized gains (losses) on U.S. Treasury securities	—	(34,198)	—	(34,198)
Total gain (loss) on investments, net	(99,679)	(324,876)	(47,723)	(829,264)
During the three and six months ended June 30, 2023, we sold MBS and realized net losses of $10.5 million and $24.2 million, respectively (June 30, 2022: net losses of $535.1 million and $854.0 million). Net realized losses during the three and six months ended June 30, 2023 and 2022 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of June 30, 2023, $5.5 billion (December 31, 2022: $4.7 billion) or 99% (December 31, 2022: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $89.2 million and $23.5 million in the three and six months ended June 30, 2023, respectively, compared to net unrealized gains of $224.5 million and $59.0 million in the three and six months ended June 30, 2022, respectively. Net unrealized losses in the three and six months ended June 30, 2023 were primarily due to lower valuations on our Agency RMBS given higher interest rates and wider spreads on our holdings. Net unrealized gains in the three and six months ended June 30, 2022 were primarily driven by reversals of unrealized losses upon sale.
We recorded an unrealized gain of $87,000 and an unrealized loss of $37,000 on our commercial loan investment in the three and six months ended June 30, 2022, respectively. We valued our commercial loan based upon a valuation from an independent pricing service.
We did not hold any U.S. Treasury securities during the six months ended June 30, 2023 . We recorded net realized and unrealized losses of $14.4 million and $34.2 million on U.S. Treasury securities during the three and six months ended June 30, 2022, respectively, due to rising interest rates.
(Increase) Decrease in Provision for Credit Losses
As of June 30, 2023, $42.4 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2022: $42.5 million). During the three and six months ended June 30, 2023, we recorded a $169,000 provision for credit losses on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. We did not record any provisions for credit losses during the three and six months ended June 30, 2022.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and six months ended June 30, 2023 we recorded equity in earnings of unconsolidated ventures of $2,000. (June 30, 2022: equity in losses of $352,000 and $281,000, respectively). Earnings and losses of unconsolidated ventures were driven primarily by the underlying portfolio investments.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	27,893	63,437	5,312	96,642
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(929)	—	929	—
Total	26,946	63,437	6,241	96,624

$ in thousands	Three months ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	209,913	13,566	(2,966)	220,513
Currency Forward Contracts	486	—	(177)	309
TBAs	(69,167)	—	30,087	(39,080)
Total	141,232	13,566	26,944	181,742

$ in thousands	Six months ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(63,056)	117,901	(2,656)	52,189
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(64,954)	117,901	(1,218)	51,729

$ in thousands	Six months ended June 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	553,222	14,850	(14,365)	553,707
Currency Forward Contracts	679	—	(218)	461
TBAs	(129,240)	—	(4,326)	(133,566)
Total	424,661	14,850	(18,909)	420,602

During the six months ended June 30, 2023, we terminated existing interest rate swaps with a notional amount of $775.0 million. In addition, one of our forward starting swaps held as of December 31, 2022 with a notional amount of $500.0 million began to bear interest during the six months ended June 30, 2023. The remainder of our forward starting swaps begin to bear interest in July 2023. We recorded net gains of $96.6 million and $52.2 million on interest rate swaps for the three and six months ended June 30, 2023, respectively, (June 30, 2022: $220.5 million and $553.7 million) primarily due to changes in forward interest rate expectations.
As of June 30, 2023, we had $5.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 49 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of June 30, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of June 30, 2023				As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	6,300,000	0.45%	5.09%	5.5	5,800,000	0.45%	4.30%	6.3
(1)Excludes $475.0 million notional amount of interest rate swaps with forward start dates as of June 30, 2023 that will receive floating interest based upon SOFR (December 31, 2022: $975.0 million). As of June 30, 2023, these interest rate swaps had a weighted average maturity of 30.1 years (December 31, 2022: 16.5 years) and a weighted average fixed pay rate of 1.33% (December 31, 2022: 0.89%).
As of June 30, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay floating rate interest based upon SOFR and receive fixed rate interest.

$ in thousands	As of June 30, 2023				As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	1,575,000	5.09%	2.69%	9.9	2,350,000	4.30%	2.78%	9.3
(1)Excludes $275.0 million notional amount of interest rate swaps with forward start dates as of June 30, 2023 that will pay floating interest based upon SOFR (December 31, 2022: $275.0 million). As of June 30, 2023, these interest rate swaps had a weighted average maturity of 15.5 years (December 31, 2022: 16.0 years) and a weighted average fixed receive rate of 2.63% (December 31, 2022: 2.63%).
We historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of June 30, 2023 and December 31, 2022, we did not have any currency forward contracts outstanding. During the three and six months ended June 30, 2022, we settled currency forward contracts of €6.5 million and €24.1 million, respectively, or $7.4 million and $27.8 million, respectively, in notional amount related to our investment in an unconsolidated venture and realized net gains of $486,000 and $679,000, respectively.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of June 30, 2023 and December 31, 2022, we had no investments or immaterial investments in TBAs. We recorded $442,000 of net realized and unrealized losses on TBAs during the six months ended June 30, 2023. We recorded $39.1 million and $133.6 million of net realized and unrealized losses on TBAs during the three and six months ended June 30, 2022, respectively. Net realized and unrealized losses on TBAs for the three and six months ended June 30, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and six months ended June 30, 2023 and 2022 consisted of foreign currency transaction gains and losses. Other investment income (loss) for the six months ended June 30, 2023 also includes the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $3.2 million and $6.1 million for the three and six months ended June 30, 2023, respectively (June 30, 2022: $4.6 million and $9.9 million). Management fees decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively (June 30, 2022: $2.5 million and $4.5 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. During the three and six months ended June 30, 2022, we repurchased and retired 43,820 shares of Series B Preferred Stock and 620,141 shares of Series C Preferred Stock. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2023, our net loss attributable to common stockholders was $1.4 million (June 30, 2022: $116.1 million ) or $0.03 basic and diluted net loss per average share available to common stockholders (June 30, 2022: $3.52). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $99.7 million in the 2023 period compared to $324.9 million in the 2022 period; (ii) net gains on derivative instruments of $96.6 million in the 2023 period compared to $181.7 million in the 2022 period; and (iii) a $28.7 million decrease in net interest income.
For the six months ended June 30, 2023, our net income attributable to common stockholders was $14.2 million (June 30, 2022: $353.0 million net loss attributable to common stockholders) or $0.35 basic and diluted net income per average share available to common stockholders (June 30, 2022: $10.70 basic and diluted net loss per average share available to common stockholders). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $47.7 million in the 2023 period compared to $829.3 million in the 2022 period; (ii) net gains on derivative instruments of $51.7 million in the 2023 period compared to $420.6 million in the 2022 period; and (iii) a $53.4 million decrease in net interest income.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; gain on repurchase and retirement of preferred stock, foreign currency gains (losses), net and amortization of net deferred (gain) loss on de-designated interest rate swaps.
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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	(1,398)	(116,144)	14,203	(352,960)
Adjustments:
(Gain) loss on investments, net	99,679	324,876	47,723	829,264
Realized (gain) loss on derivative instruments, net (1)	(26,946)	(141,232)	64,954	(424,661)
Unrealized (gain) loss on derivative instruments, net (1)	(6,241)	(26,944)	1,218	18,909
TBA dollar roll income (2)	—	11,855	697	25,256
Gain on repurchase and retirement of preferred stock	(364)	(1,491)	(364)	(1,491)
Foreign currency (gains) losses, net (3)	(27)	11	66	(44)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(3,201)	(4,802)	(7,695)	(9,998)
Subtotal	62,900	162,273	106,599	437,235
Earnings available for distribution	61,502	46,129	120,802	84,275
Basic income (loss) per common share	(0.03)	(3.52)	0.35	(10.70)
Earnings available for distribution per common share (5)	1.45	1.40	2.95	2.55
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Realized gain (loss) on derivative instruments, net	26,946	141,232	(64,954)	424,661
Unrealized gain (loss) on derivative instruments, net	6,241	26,944	(1,218)	(18,909)
Contractual net interest income (expense) on interest rate swaps	63,437	13,566	117,901	14,850
Gain (loss) on derivative instruments, net	96,624	181,742	51,729	420,602
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
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Interest expense on repurchase agreement borrowings	62,223	8,257	116,443	11,349
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,201)	(4,802)	(7,695)	(9,998)
Repurchase agreements interest expense	59,022	3,455	108,748	1,351
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Effective net interest income (1)	72,642	49,864	142,173	90,230
TBA dollar roll income	—	11,855	697	25,256
Equity in earnings (losses) of unconsolidated ventures	—	(352)	2	(281)
(Increase) decrease in provision for credit losses	(169)	—	(169)	—
Total expenses	(5,131)	(7,138)	(10,199)	(14,436)
Subtotal	67,342	54,229	132,504	100,769
Dividends to preferred stockholders	(5,840)	(8,100)	(11,702)	(16,494)
Earnings available for distribution	61,502	46,129	120,802	84,275
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to an increase in effective net interest income, which was partially offset by a reduction in our TBA notional amount and related TBA dollar roll activity.
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

	Three Months Ended June 30,
	2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	59,022	4.93%	3,455	0.34%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	3,201	0.27%	4,802	0.47%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(63,437)	(5.30)%	(13,566)	(1.34)%
Effective interest expense	(1,214)	(0.10)%	(5,309)	(0.53)%

	Six Months Ended June 30,
	2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	108,748	4.56%	1,351	0.05%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	7,695	0.32%	9,998	0.39%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(117,901)	(4.95)%	(14,850)	(0.58)%
Effective interest expense	(1,458)	(0.07)%	(3,501)	(0.14)%

Our effective interest expense and effective cost of funds increased modestly in the three and six months ended June 30, 2023 compared to the same periods in 2022 as significant increases in U.S. GAAP interest expense, which were driven by increases in the Federal Funds target rate, were largely offset by increases in contractual net interest income on interest rate swaps.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	12,406	0.48%	41,100	3.48%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(3,201)	(0.27)%	(4,802)	(0.47)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	63,437	5.30%	13,566	1.34%
Effective net interest income	72,642	5.51%	49,864	4.35%

	Six Months Ended June 30,
	2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	31,967	0.78%	85,378	2.93%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(7,695)	(0.32)%	(9,998)	(0.39)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	117,901	4.95%	14,850	0.58%
Effective net interest income	142,173	5.41%	90,230	3.12%

Our effective net interest income and effective interest rate margin increased in the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher interest income resulting from our rotation into higher yielding Agency RMBS during 2022. Effective interest expense and effective cost of funds had a less significant impact on effective net interest income and effective interest rate margin as higher U.S. GAAP interest expense was largely offset by an increase in contractual net interest income on interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of June 30, 2023 and December 31, 2022. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of June 30, 2023, approximately 95% of our equity is allocated to Agency RMBS.
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
As of June 30, 2023

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,462,474	44,986	5,507,460
Cash and cash equivalents (2)	209,036	—	209,036
Restricted cash (3)	124,669	—	124,669
Other assets	24,298	766	25,064
Total assets	5,820,477	45,752	5,866,229

Repurchase agreements	4,959,388	—	4,959,388
Derivative liabilities, at fair value (3)	2,635	—	2,635
Other liabilities	61,484	1,838	63,322
Total liabilities	5,023,507	1,838	5,025,345

Total stockholders' equity (allocated)	796,970	43,914	840,884
Debt-to-equity ratio (4)	6.2	—	5.9
Economic debt-to-equity ratio (5)	6.2	—	5.9
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis to total stockholders' equity. We did not have any TBAs outstanding as of June 30, 2023.

As of December 31, 2022

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
We held cash, cash equivalents and restricted cash of $333.7 million as of June 30, 2023 (June 30, 2022: $330.8 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $153.7 million for the six months ended June 30, 2023 (June 30, 2022: $80.8 million).
Our investing activities used net cash of $830.0 million in the six months ended June 30, 2023 compared to net cash provided by investing activities of $3.5 billion in the six months ended June 30, 2022. We used cash of $2.4 billion to purchase MBS during the six months ended June 30, 2023 (June 30, 2022: $14.4 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities). We used cash of $65.0 million to settle derivative contracts in the six months ended June 30, 2023 (June 30, 2022: received cash of $424.7 million). Our primary source of cash from investing activities for the six months ended June 30, 2023 was proceeds from sales of MBS of $1.5 billion (June 30, 2022: $17.3 billion from the sales of MBS and $468.1 million from the sales of U.S. Treasury securities). We also generated $144.5 million from principal payments of MBS during the six months ended June 30, 2023 (June 30, 2022: $264.8 million).
Our financing activities provided net cash of $731.2 million for the six months ended June 30, 2023 (June 30, 2022: net cash used by financing activities of $3.8 billion). During the six months ended June 30, 2023, we received cash for net proceeds on our repurchase agreements of $724.6 million (June 30, 2022: net cash used of $3.7 billion). We also used cash of $53.5 million for the six months ended June 30, 2023 to pay dividends (June 30, 2022: $75.9 million). Proceeds from issuance of common stock provided $66.8 million for the six months ended June 30, 2023.
As of June 30, 2023, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of June 30, 2023, we held $5.2 billion of Agency securities that are financed by repurchase agreements. We also had approximately $283.3 million of unencumbered investments and unrestricted cash of $209.0 million as of June 30, 2023. As of June 30, 2023, our known contractual obligations primarily consisted of $5.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 49 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $2.9 million in additional capital to our unconsolidated joint ventures to cover future expenses should they occur.
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
As of June 30, 2023, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $42.0 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of June 30, 2023. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	12	2,527,454	128,845
Europe (excluding United Kingdom)	3	638,824	28,838
Asia	3	1,226,112	66,307
United Kingdom	1	566,998	22,743
Total	19	4,959,388	246,733
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2023, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2023.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of

U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2023, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Elevated inflation, monetary policy tightening by the FOMC and concerns surrounding the health of the regional banking system have impacted and may continue to impact credit spreads.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of June 30, 2023 and December 31, 2022, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of June 30, 2023		As of December 31, 2022
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	0.05%	(1.30)%	(2.97)%	(1.15)%
+0.50%	0.02%	(0.56)%	(1.54)%	(0.48)%
-0.50%	(0.15)%	0.31%	1.56%	0.22%
-1.00%	(0.46)%	0.30%	2.90%	0.13%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of June 30, 2023 and December 31, 2022. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended June 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	—	—	1,337,634
May 1, 2023 to May 31, 2023	18,779	19.72	18,779	1,318,855
June 1, 2023 to June 30, 2023	19,009	20.34	19,009	1,299,846
	37,788	20.03	37,788

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended June 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	—	—	1,316,470
May 1, 2023 to May 31, 2023	15,634	19.15	15,634	1,300,836
June 1, 2023 to June 30, 2023	27,062	19.41	27,062	1,273,774
	42,696	19.31	42,696
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

INVESCO MORTGAGE CAPITAL INC.

August 3, 2023	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 3, 2023	By:	/s/ R. Lee Phegley, Jr.
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